Form 10-Q
period 2022-06-30
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2022-07-25
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 15, 2022, 163,168,293 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Investments in real estate	$27,952,931	$24,980,669
Investments in unconsolidated real estate joint ventures	37,587	38,483
Cash and cash equivalents	420,258	361,348
Restricted cash	97,404	53,879
Tenant receivables	7,069	7,379
Deferred rent	905,699	839,335
Deferred leasing costs	498,434	402,898
Investments	1,657,461	1,876,564
Other assets	1,667,210	1,658,818
Total assets	$33,244,053	$30,219,373

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$24,986	$205,198
Unsecured senior notes payable	10,096,462	8,316,678
Unsecured senior line of credit and commercial paper	149,958	269,990
Accounts payable, accrued expenses, and other liabilities	2,317,940	2,210,410
Dividends payable	192,571	183,847
Total liabilities	12,781,917	11,186,123

Commitments and contingencies

Redeemable noncontrolling interests	9,612	9,612

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,615	1,580
Additional paid-in capital	17,149,571	16,195,256
Accumulated other comprehensive loss	(11,851)	(7,294)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	17,139,335	16,189,542
Noncontrolling interests	3,313,189	2,834,096
Total equity	20,452,524	19,023,638
Total liabilities, noncontrolling interests, and equity	$33,244,053	$30,219,373

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Income from rentals	$640,959	$508,371	$1,253,513	$987,066
Other income	2,805	1,248	5,316	2,402
Total revenues	643,764	509,619	1,258,829	989,468

Expenses:
Rental operations	196,284	143,955	377,612	281,843
General and administrative	43,397	37,880	84,328	71,876
Interest	24,257	35,158	53,697	71,625
Depreciation and amortization	242,078	190,052	482,737	370,965
Impairment of real estate	—	4,926	—	10,055
Loss on early extinguishment of debt	3,317	—	3,317	67,253
Total expenses	509,333	411,971	1,001,691	873,617

Equity in earnings of unconsolidated real estate joint ventures	213	2,609	433	6,146
Investment (loss) income	(39,481)	304,263	(279,800)	305,277
Gain on sales of real estate	214,219	—	214,219	2,779
Net income	309,382	404,520	191,990	430,053
Net income attributable to noncontrolling interests	(37,168)	(19,436)	(69,345)	(36,848)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	272,214	385,084	122,645	393,205
Net income attributable to unvested restricted stock awards	(2,934)	(4,521)	(4,134)	(4,663)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$269,280	$380,563	$118,511	$388,542

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$1.67	$2.61	$0.74	$2.74
Diluted	$1.67	$2.61	$0.74	$2.74

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$309,382	$404,520	$191,990	$430,053
Other comprehensive (loss) income
Unrealized (losses) gains on foreign currency translation:
Unrealized foreign currency translation (losses) gains arising during the period	(6,124)	1,291	(4,557)	2,117
Unrealized (losses) gains on foreign currency translation, net	(6,124)	1,291	(4,557)	2,117

Total other comprehensive (loss) income	(6,124)	1,291	(4,557)	2,117
Comprehensive income	303,258	405,811	187,433	432,170
Less: comprehensive income attributable to noncontrolling interests	(37,168)	(19,436)	(69,345)	(36,848)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$266,090	$386,375	$118,088	$395,322

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of March 31, 2022	161,408,296	$1,614	$16,934,094	$—	$(5,727)	$3,241,023	$20,171,004	$9,612
Net income	—	—	—	272,214	—	36,967	309,181	201
Total other comprehensive loss	—	—	—	—	(6,124)	—	(6,124)	—
Contributions from and sales of noncontrolling interests	—	—	113,020	—	—	96,721	209,741	—
Distributions to and redemption of noncontrolling interests	—	—	(111)	—	—	(61,522)	(61,633)	(201)
Issuance pursuant to stock plan	73,282	1	26,740	—	—	—	26,741	—
Taxes related to net settlement of equity awards	(25,532)	—	(3,816)	—	—	—	(3,816)	—
Dividends declared on common stock ($1.18 per share)	—	—	—	(192,570)	—	—	(192,570)	—
Reclassification of earnings in excess of distributions	—	—	79,644	(79,644)	—	—	—	—
Balance as of June 30, 2022	161,456,046	$1,615	$17,149,571	$—	$(11,851)	$3,313,189	$20,452,524	$9,612

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

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2021	158,043,880	$1,580	$16,195,256	$—	$(7,294)	$2,834,096	$19,023,638	$9,612
Net income	—	—	—	122,645	—	68,943	191,588	402
Total other comprehensive loss	—	—	—	—	(4,557)	—	(4,557)	—
Contributions from and sales of noncontrolling interests	—	—	526,635	—	—	501,972	1,028,607	—
Distributions to and redemption of noncontrolling interests	—	—	(111)	—	—	(91,822)	(91,933)	(402)
Issuance of common stock	3,220,000	32	646,284	—	—	—	646,316	—
Issuance pursuant to stock plan	293,187	3	57,597	—	—	—	57,600	—
Taxes related to net settlement of equity awards	(101,021)	—	(18,464)	—	—	—	(18,464)	—
Dividends declared on common stock ($2.33 per share)	—	—	—	(380,271)	—	—	(380,271)	—
Reclassification of distributions in excess of earnings	—	—	(257,626)	257,626	—	—	—	—
Balance as of June 30, 2022	161,456,046	$1,615	$17,149,571	$—	$(11,851)	$3,313,189	$20,452,524	$9,612

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2020	136,690,329	$1,367	$11,730,970	$—	$(6,625)	$1,706,724	$13,432,436	$11,342
Net income	—	—	—	393,205	—	36,411	429,616	437
Total other comprehensive income	—	—	—	—	2,117	—	2,117	—
Contributions from and sales of noncontrolling interests	—	—	103,915	—	—	289,505	393,420	188
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(53,412)	(53,412)	(400)
Issuance of common stock	13,762,703	138	2,266,326	—	—	—	2,266,464	—
Issuance pursuant to stock plan	370,928	4	51,243	—	—	—	51,247	—
Taxes related to net settlement of equity awards	(116,082)	(2)	(20,211)	—	—	—	(20,213)	—
Dividends declared on common stock ($2.21 per share)	—	—	—	(331,425)	—	—	(331,425)	—
Reclassification of earnings in excess of distributions	—	—	61,780	(61,780)	—	—	—	—
Balance as of June 30, 2021	150,707,878	$1,507	$14,194,023	$—	$(4,508)	$1,979,228	$16,170,250	$11,567

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net income	$191,990	$430,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	482,737	370,965
Impairment of real estate	—	10,055
Gain on sales of real estate	(214,219)	(2,779)
Loss on early extinguishment of debt	3,317	67,253
Equity in earnings of unconsolidated real estate joint ventures	(433)	(6,146)
Distributions of earnings from unconsolidated real estate joint ventures	2,289	10,585
Amortization of loan fees	6,339	5,676
Amortization of debt premiums	(157)	(1,041)
Amortization of acquired above- and below-market leases	(30,675)	(25,379)
Deferred rent	(69,387)	(55,285)
Stock compensation expense	28,368	24,688
Investment loss (income)	279,800	(305,277)
Changes in operating assets and liabilities:
Tenant receivables	306	627
Deferred leasing costs	(115,601)	(54,714)
Other assets	(6,893)	(8,749)
Accounts payable, accrued expenses, and other liabilities	(27,661)	(8,718)
Net cash provided by operating activities	530,120	451,814

Investing Activities:
Proceeds from sales of real estate	375,379	25,695
Additions to real estate	(1,377,589)	(1,001,983)
Purchases of real estate	(2,182,699)	(2,947,469)
Change in escrow deposits	138,440	(131,974)
Acquisition of interest in unconsolidated real estate joint venture	—	(9,048)
Investments in unconsolidated real estate joint ventures	(336)	(720)
Return of capital from unconsolidated real estate joint ventures	471	—
Additions to non-real estate investments	(140,093)	(233,508)
Sales of and distributions from non-real estate investments	90,228	162,550
Net cash used in investing activities	$(3,096,199)	$(4,136,457)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2022	2021
Financing Activities:
Borrowings from secured notes payable	$15,973	$—
Repayments of borrowings from secured notes payable	(906)	(16,250)
Payment for the defeasance of secured note payable	(198,304)	—
Proceeds from issuance of unsecured senior notes payable	1,793,318	1,743,716
Repayments of unsecured senior notes payable	—	(650,000)
Premium paid for early extinguishment of debt	—	(66,829)
Borrowings from unsecured senior line of credit	1,180,000	2,101,000
Repayments of borrowings from unsecured senior line of credit	(1,180,000)	(2,101,000)
Proceeds from issuances under commercial paper program	7,410,000	12,290,000
Repayments of borrowings under commercial paper program	(7,530,000)	(12,090,000)
Payments of loan fees	(17,596)	(16,870)
Taxes paid related to net settlement of equity awards	(15,264)	(8,174)
Proceeds from issuance of common stock	646,316	2,266,464
Dividends on common stock	(371,547)	(311,760)
Contributions from and sales of noncontrolling interests	1,029,134	357,597
Distributions to and purchases of noncontrolling interests	(92,224)	(53,812)
Net cash provided by financing activities	2,668,900	3,444,082

Effect of foreign exchange rate changes on cash and cash equivalents	(386)	429

Net increase (decrease) in cash, cash equivalents, and restricted cash	102,435	(240,132)
Cash, cash equivalents, and restricted cash as of the beginning of period	415,227	597,705
Cash, cash equivalents, and restricted cash as of the end of period	$517,662	$357,573

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$25,915	$73,697
Accrued construction for current-period additions to real estate	$517,909	$302,985
Right-of-use asset	$17,978	$27,802
Lease liability	$(17,978)	$(27,802)
Consolidation of real estate assets in connection with our acquisition of partner’s interest in unconsolidated real estate joint venture	$—	$19,613
Assumption of secured note payable in connection with acquisition of partner’s interest in unconsolidated real estate joint venture	$—	$(14,558)
Contribution of assets from real estate joint venture partner	$—	$33,000
Issuance of noncontrolling interest to joint venture partner	$—	$(33,000)

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Alexandria Real Estate Equities, Inc. (NYSE:ARE), an S&P 500® urban office REIT, is the first, longest-tenured, and pioneering owner, operator, and developer uniquely focused on collaborative life science, agtech, and technology campuses in AAA innovation cluster locations, with a total market capitalization of $33.7 billion and an asset base in North America of 74.1 million SF as of June 30, 2022. As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation

On an ongoing basis, as circumstances indicate the need for reconsideration, we evaluate each legal entity that is not wholly owned by us in accordance with the consolidation guidance. Our evaluation considers all of our variable interests, including equity ownership, as well as fees paid to us for our involvement in the management of each partially owned entity. To fall within the scope of the consolidation guidance, an entity must meet both of the following criteria:

•The entity has a legal structure that has been established to conduct business activities and to hold assets; such entity can be in the form of a partnership, limited liability company, or corporation, among others; and
•We have a variable interest in the legal entity — i.e., variable interests that are contractual, such as equity ownership, or other financial interests that change with changes in the fair value of the entity’s net assets.

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

International operations

In addition to operating properties in the U.S., we have seven operating properties in Canada and one operating property in China. The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. The functional currencies for our foreign subsidiaries are the local currencies in each respective country. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Revenue and expense accounts of our foreign subsidiaries are translated using the weighted-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss).

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries. As a REIT, we generally limit our ownership of each individual entity’s voting stock to less than 10%. We evaluate each investment to determine whether we have the ability to exercise significant influence, but not control, over an investee. We evaluate investments in which our ownership is equal to or greater than 20%, but less than or equal to 50%, of an investee’s voting stock with a presumption that we have this ability. For our investments in limited partnerships that maintain specific ownership accounts, we presume that such ability exists when our ownership interest exceeds 3% to 5%. In addition to our ownership interest, we consider whether we have a board seat or whether we participate in the policy-making process, among other criteria, to determine if we have an ability to exert significant influence, but not control, over an investee. If we determine that we have such ability, we account for the investment under the equity method of accounting, as described below.

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

Investments that do not qualify for the equity method of accounting

For investees over which we determine that we do not have the ability to exercise significant influence or control, we account for each investment depending on whether it is an investment in a (i) publicly traded company, (ii) privately held entity that reports NAV per share, or (iii) privately held entity that does not report NAV per share, as described below.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment evaluation of equity method investments and investments in privately held entities that do not report NAV per share

We monitor equity method investments and investments in privately held entities that do not report NAV per share throughout the year for new developments, including operating results, prospects and results of clinical trials, new product initiatives, new collaborative agreements, capital-raising events, and merger and acquisition activities.

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
(ii)changes in NAV for investments in privately held entities that report NAV per share;
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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues

The table below provides details of our consolidated total revenues for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$629,359	$502,718	$1,232,872	$976,516
Direct financing and sales-type leases	787	836	1,807	1,461
Revenues subject to the lease accounting standard	630,146	503,554	1,234,679	977,977
Revenues subject to the revenue recognition accounting standard	10,813	4,817	18,834	9,089
Income from rentals	640,959	508,371	1,253,513	987,066
Other income	2,805	1,248	5,316	2,402
Total revenues	$643,764	$509,619	$1,258,829	$989,468

During the three and six months ended June 30, 2022, revenues that were subject to the lease accounting standard aggregated $630.1 million and $1.2 billion, respectively, and represented 97.9% and 98.1%, respectively, of our total revenues. During the three and six months ended June 30, 2022, our total revenues also included $13.6 million, or 2.1%, and $24.2 million, or 1.9%, respectively, subject to other accounting guidance. Our other income consisted primarily of construction management fees and interest income earned during the three and six months ended June 30, 2022. For a detailed discussion related to our revenue streams, refer to the “Lease accounting” and “Recognition of revenue arising from contracts with customers” sections within this Note 2 to our unaudited consolidated financial statements.

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

For each lease for which we determine that collectibility of future lease payments is not probable, we cease the recognition of income from rentals on a straight-line basis, and limit the recognition of income to the payments collected from the lessee. We do not resume straight-line recognition of income from rentals for these leases until we determine that the collectibility of future payments related to these leases is probable. During the three months ended June 30, 2022, we recognized specific write-offs for leases aggregating $836 thousand for which we identified collectibility is not probable. We also record a general allowance related to the deferred rent balances that at the portfolio level (not the individual level) are not expected to be collected in full through the lease term. During the three and six months ended June 30, 2022, we recorded a $5.5 million adjustment to the general allowance balance. As of June 30, 2022, our general allowance balance aggregated $12.3 million.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the three and six months ended June 30, 2022 included $10.8 million and $18.8 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, discussed in the “Lessor accounting” subsection of the “Lease accounting” section within this Note 2, due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.

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

Forward equity sales agreements

We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. As of June 30, 2022, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

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

3.    INVESTMENTS IN REAL ESTATE
Our consolidated investments in real estate, including real estate assets held for sale as described in Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements, consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Rental properties:
Land (related to rental properties)	$4,018,140	$3,782,182
Buildings and building improvements	17,738,101	16,312,402
Other improvements	2,396,817	2,109,884
Rental properties	24,153,058	22,204,468
Development and redevelopment projects	7,843,404	6,528,640
Gross investments in real estate – North America	31,996,462	28,733,108
Less: accumulated depreciation – North America	(4,056,183)	(3,766,758)
Net investments in real estate – North America	27,940,279	24,966,350
Net investments in real estate – Asia	12,652	14,319
Investments in real estate	$27,952,931	$24,980,669

Acquisitions

Our real estate asset acquisitions during the six months ended June 30, 2022 consisted of the following (dollars in thousands):

		Square Footage
Market	Number of Properties	Future Development	Operating With Future Development/Redevelopment	Operating	Purchase Price
Greater Boston	2	202,997	440,130	—	$205,792
San Francisco Bay Area	5	610,000	723,953	70,000	564,000
San Diego	2	537,000	8,730	—	125,000
Seattle	—	869,000	—	—	87,608
Research Triangle	4	1,925,000	69,485	—	179,428
Texas	9	—	998,099	—	400,400
Other	7	473,994	428,097	381,760	278,489
Three months ended March 31, 2022	29	4,617,991	2,668,494	451,760	1,840,717

Greater Boston	1	—	88,591	—	140,000
San Diego	—	—	—	—	—
Other	2	869,000	109,557	—	140,146
Three months ended June 30, 2022	3	869,000	198,148	—	280,146

Six months ended June 30, 2022	32	5,486,991	2,866,642	451,760	$2,120,863	(1)
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

During the six months ended June 30, 2022, we acquired 32 properties for an aggregate purchase price of $2.1 billion. In connection with our acquisitions, we recorded in-place lease assets aggregating $162.7 million and below-market lease liabilities in which we are the lessor aggregating $65.6 million. As of June 30, 2022, the weighted-average amortization period remaining on our in-place leases and below-market leases acquired during the six months ended June 30, 2022 was 8.2 years and 6.9 years, respectively, and 7.8 years in total.

3.    INVESTMENTS IN REAL ESTATE (continued)
For the discussion of our formation of consolidated real estate joint ventures, refer to the “Formation of consolidated real estate joint ventures and sales of partial interests” section in Note 4 – “Consolidated and unconsolidated real estate joint ventures” to these unaudited consolidated financial statements.

Sales of real estate assets

In June 2022, we completed the sale of 12 properties aggregating 617,043 RSF at Alexandria Park at 128 and 285 Bear Hill Road in our Route 128 submarket and 111 and 130 Forbes Boulevard and 20 Walkup Drive in our Route 495 submarket of Greater Boston for an aggregate sales price of $334.4 million and recognized a gain of $202.3 million classified in gain on sales of real estate within our unaudited consolidated statements of operations for the three and six months ended June 30, 2022.

In May 2022, we completed the sale of land at 9609, 9613, and 9615 Medical Center Drive in our Rockville submarket, which was subject to long-term sales-type leases, for the sales price of $47.8 million and recognized a gain of $11.9 million classified in gain on sales of real estate within our unaudited consolidated statements of operations for the three and six months ended June 30, 2022.

For the discussion of our sales of partial interests, refer to the “Formation of consolidated real estate joint ventures and sales of partial interests” section within Note 4 – “Consolidated and unconsolidated real estate joint ventures” to these unaudited consolidated financial statements.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES
From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of June 30, 2022, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest(1)
Consolidated joint ventures(2):
50 and 60 Binney Street	Greater Boston	Cambridge/Inner Suburbs	34.0%
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
100 Binney Street(3)	Greater Boston	Cambridge/Inner Suburbs	30.0%
225 Binney Street	Greater Boston	Cambridge/Inner Suburbs	30.0%	(4)
300 Third Street	Greater Boston	Cambridge/Inner Suburbs	30.0%
99 Coolidge Avenue	Greater Boston	Cambridge/Inner Suburbs	75.0%
Alexandria Center® for Science and Technology – Mission Bay(5)	San Francisco Bay Area	Mission Bay	25.0%
601, 611, 651, 681, 685, and 701 Gateway Boulevard	San Francisco Bay Area	South San Francisco	50.0%
751 Gateway Boulevard	San Francisco Bay Area	South San Francisco	51.0%
213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae	San Francisco Bay Area	South San Francisco	48.5%
Alexandria Point(6)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	50.1%
SD Tech by Alexandria(7)	San Diego	Sorrento Mesa	50.0%
Pacific Technology Park	San Diego	Sorrento Mesa	50.0%
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street	Seattle	Lake Union	30.0%
400 Dexter Avenue North	Seattle	Lake Union	30.0%
800 Mercer Street(3)	Seattle	Lake Union	60.0%

Unconsolidated joint ventures(2):
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
1401/1413 Research Boulevard	Maryland	Rockville	65.0%	(8)
1450 Research Boulevard	Maryland	Rockville	73.2%	(9)
101 West Dickman Street	Maryland	Beltsville	57.9%	(9)
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
(9)Represents a joint venture with a local real estate operator in which our partner manages the day-to-day activities that significantly affect the economic performance of the joint venture.

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
300 Third Street
99 Coolidge Avenue			(i) The power to direct the activities of the joint venture that most significantly affect its economic performance; and
Alexandria Center® for Science and Technology – Mission Bay
601, 611, 651, 681, 685, and 701 Gateway Boulevard
751 Gateway Boulevard
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

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
800 Mercer Street

In March 2022, we formed a real estate joint venture with an institutional investor to acquire a land parcel aggregating 869,000 SF at 800 Mercer Street in our Lake Union submarket. We have a 60% ownership interest in the joint venture, and our share of the contractual purchase price aggregated $87.6 million. Upon completion of the transaction in March 2022, we determined that we had control over the newly formed real estate joint venture and therefore consolidated the real estate asset.

100 Binney Street

In March 2022, we formed a real estate joint venture in our Cambridge/Inner Suburbs submarket by contributing our 100 Binney Street property and sold to our joint venture partner a 70% interest in the joint venture for an aggregate sales price of $713.2 million, or $2,353 per RSF, representing $413.6 million of consideration in excess of the book value of our 70% interest sold. Upon completion of the transaction, we determined that we had control over the newly formed real estate joint venture and therefore continued to consolidate this property. Accordingly, we accounted for the partial interest sale as an equity transaction, with no gain or loss recognized in earnings.

300 Third Street

In June 2022, we sold a 70% interest in our 300 Third Street property located in our Cambridge/Inner Suburbs submarket for an aggregate sales price of $166.5 million, or $1,802 per RSF, representing $113.0 million of consideration in excess of the book value of our 70% interest sold. Upon completion of the transaction, we determined that we had control over the newly formed real estate joint venture and therefore continued to consolidate this property. Accordingly, we accounted for the partial interest sale as an equity transaction, with no gain or loss recognized in earnings.

1450 Owens Street

In July 2022, we formed a real estate joint venture in our Mission Bay submarket by contributing a land parcel aggregating 191,000 SF at 1450 Owens Street with an aggregate fair market value of $125.2 million. Upon completion of the transaction, we received proceeds of $25.0 million from our joint venture partner for a noncontrolling interest share of 20%, which is anticipated to increase to 75% as our partner contributes capital for construction over time. We determined that we had control over the newly formed real estate joint venture and therefore continued to consolidate this real estate asset. Accordingly, during the three months ending September 30, 2022, we expect to account for the $10.1 million consideration in excess of the book value of our 20% interest sold as an equity transaction, with no gain or loss recognized in earnings.

Consolidated VIEs’ balance sheet information

The table below aggregates the balance sheet information of our consolidated VIEs as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Investments in real estate	$5,984,814	$5,014,842
Cash and cash equivalents	222,378	181,074
Other assets	629,590	509,281
Total assets	$6,836,782	$5,705,197

Secured notes payable	$24,309	$7,991
Other liabilities	420,712	269,605
Total liabilities	445,021	277,596
Alexandria Real Estate Equities, Inc.’s share of equity	3,078,572	2,593,505
Noncontrolling interests’ share of equity	3,313,189	2,834,096
Total liabilities and equity	$6,836,782	$5,705,197

In determining whether to aggregate the balance sheet information of consolidated VIEs, we considered the similarity of each VIE, including the primary purpose of these entities to own, manage, operate, and lease real estate properties owned by the VIEs, and the similar nature of our involvement in each VIE as a managing member. Due to the similarity of the characteristics, we present the balance sheet information of these entities on an aggregated basis. None of our consolidated VIEs’ assets have restrictions that limit their use to settle specific obligations of the VIE. There are no creditors or other partners of our consolidated VIEs that have recourse to our general credit, and our maximum exposure to our consolidated VIEs is limited to our variable interests in each VIE, except for our 99 Coolidge Avenue joint venture, in which the VIE’s secured construction loan is guaranteed by us. For additional information, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)

Unconsolidated real estate joint ventures

Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method of accounting presented in our consolidated balance sheets as of June 30, 2022 and December 31, 2021, consisted of the following (in thousands):

Property	June 30, 2022	December 31, 2021
1655 and 1725 Third Street	$13,022	$14,034
1450 Research Boulevard	4,908	4,455
101 West Dickman Street	8,375	8,481
Other	11,282	11,513
	$37,587	$38,483

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of June 30, 2022 (dollars in thousands):

Unconsolidated Joint Venture	Our Share	Maturity Date	Stated Rate		Interest Rate(1)	Aggregate Commitment at 100%	Debt Balance at 100%(2)
1401/1413 Research Boulevard	65.0%	12/23/24	2.70%		3.32%	$28,500	$28,064
1655 and 1725 Third Street	10.0%	3/10/25	4.50%		4.57%	600,000	598,868
101 West Dickman Street	57.9%	11/10/26	SOFR+1.95%	(3)	3.51%	26,750	10,129
1450 Research Boulevard	73.2%	12/10/26	SOFR+1.95%	(3)	N/A	13,000	—
						$668,250	$637,061
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of June 30, 2022.
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

Leases in which we are the lessor

As of June 30, 2022, we had 436 properties aggregating 41.1 million operating RSF located in key locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. We focus on developing Class A properties in AAA innovation cluster locations, which we consider to be highly desirable for tenancy by life science, agtech, and technology entities. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. As of June 30, 2022, all leases in which we are the lessor were classified as operating leases, with the exception of one direct financing lease. Our leases are described below.

Operating leases

As of June 30, 2022, our 436 properties were subject to operating lease agreements. Two of these properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 70.4 years. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notification and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise. Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of June 30, 2022 are outlined in the table below (in thousands):

Year	Amount
2022	$832,670
2023	1,757,866
2024	1,814,904
2025	1,783,614
2026	1,737,303
Thereafter	12,918,498
Total	$20,844,855

Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

Direct financing and sales-type leases

As of June 30, 2022, we had one direct financing lease agreement, with a net investment balance of $39.0 million, for a parking structure with a remaining lease term of 70.4 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.

The components of our aggregate net investment in our direct financing and sales-type leases as of June 30, 2022 and December 31, 2021 are summarized in the table below (in thousands):

	June 30, 2022	December 31, 2021
Gross investment in direct financing and sales-type leases	$256,095	$403,388
Add: estimated unguaranteed residual value of the underlying assets	—	31,839
Less: unearned income on direct financing lease	(214,282)	(215,557)
Less: effect of discounting on sales-type leases	—	(146,175)
Less: allowance for credit losses	(2,839)	(2,839)
Net investment in direct financing and sales-type leases	$38,974	$70,656

In May 2022, we completed the sale of land at 9609, 9613, and 9615 Medical Center Drive in our Rockville submarket, which was subject to long-term sales-type leases, for the sales price of $47.8 million and recognized a gain of $11.9 million classified in gain on sales of real estate within our unaudited consolidated statements of operations for the three and six months ended June 30, 2022. As of June 30, 2022, we had no sales-type leases.

5.    LEASES (continued)
As of June 30, 2022, our estimated credit loss related to our direct financing lease was $2.8 million. No adjustment to the estimated credit loss balance was required during the three and six months ended June 30, 2022. For further details, refer to the “Allowance for credit losses” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

Future lease payments to be received under the terms of our direct financing lease as of June 30, 2022 are outlined in the table below (in thousands):

Year	Total
2022	$908
2023	1,863
2024	1,919
2025	1,976
2026	2,036
Thereafter	247,393
Total	$256,095

Income from rentals

Our total income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$629,359	$502,718	$1,232,872	$976,516
Direct financing and sales-type leases	787	836	1,807	1,461
Revenues subject to the lease accounting standard	630,146	503,554	1,234,679	977,977
Revenues subject to the revenue recognition accounting standard	10,813	4,817	18,834	9,089
Income from rentals	$640,959	$508,371	$1,253,513	$987,066

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

5.    LEASES (continued)
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

As of June 30, 2022, the present value of the remaining contractual payments aggregating $925.6 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $412.5 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $567.7 million. As of June 30, 2022, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 42 years, and the weighted-average discount rate was 4.61%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

Ground lease obligations as of June 30, 2022, included leases for 41 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $6.6 million as of June 30, 2022, our ground lease obligations have remaining lease terms ranging from approximately 31 years to 100 years, including extension options which we are reasonably certain to exercise.

The reconciliation of future lease payments, under noncancelable operating ground and office leases in which we are the lessee, to the operating lease liability reflected in our unaudited consolidated balance sheet as of June 30, 2022 is presented in the table below (in thousands):

Year	Total
2022	$12,202
2023	23,641
2024	23,938
2025	24,006
2026	23,998
Thereafter	817,817
Total future payments under our operating leases in which we are the lessee	925,602
Effect of discounting	(513,067)
Operating lease liability	$412,535

Lessee operating costs

Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Our operating lease obligations related to our office leases have remaining terms of up to 13 years, exclusive of extension options. For the three and six months ended June 30, 2022 and 2021, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Gross operating lease costs	$8,846	$6,975	$17,494	$13,525
Capitalized lease costs	(922)	(762)	(1,852)	(1,446)
Expenses for operating leases in which we are the lessee	$7,924	$6,213	$15,642	$12,079

For the six months ended June 30, 2022 and 2021, amounts paid and classified as operating activities in our unaudited consolidated statements of cash flows for leases in which we are the lessee were $39.7 million and $11.7 million, respectively. The increase primarily relates to a $26.3 million payment made during the three months ended March 31, 2022 in connection with the execution of lease extensions at two properties in our Greater Stanford submarket.

6.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash, cash equivalents, and restricted cash consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$420,258	$361,348
Restricted cash:
Funds held in trust under the terms of certain secured notes payable	—	17,264
Funds held in escrow for real estate acquisitions	94,226	30,000
Other	3,178	6,615
	97,404	53,879
Total	$517,662	$415,227

7.    INVESTMENTS
We hold investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries. As a REIT, we generally limit our ownership of each individual entity’s voting stock to less than 10%. We evaluate each investment to determine whether we have the ability to exercise significant influence, but not control, over an investee. We evaluate investments in which our ownership is equal to or greater than 20%, but less than or equal to 50%, of an investee’s voting stock with a presumption that we have this ability. For our investments in limited partnerships that maintain specific ownership accounts, we presume that such ability exists when our ownership interest exceeds 3% to 5%. In addition to our ownership interest, we consider whether we have a board seat or whether we participate in the policy-making process, among other criteria, to determine if we have an ability to exert significant influence, but not control, over an investee. If we determine that we have such ability, we account for the investment under the equity method of accounting, as described below.

Investments accounted for under the equity method

Under the equity method of accounting, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of earnings or losses reported by the investee, distributions received, and other-than-temporary impairments.

As of June 30, 2022, we had seven investments in limited partnerships aggregating $80.5 million that maintain specific ownership accounts for each investor, which were accounted for under the equity method. Our ownership interest in each of these seven investments was greater than 5%.

Investments that do not qualify for the equity method of accounting

For investees over which we determine that we do not have the ability to exercise significant influence or control, we account for each investment depending on whether it is an investment in a (i) publicly traded company, (ii) privately held entity that reports NAV per share, or (iii) privately held entity that does not report NAV per share, as described below.

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

7.    INVESTMENTS (continued)
Impairment evaluation of equity method investments and investments in privately held entities that do not report NAV per share

We monitor equity method investments and investments in privately held entities that do not report NAV per share throughout the year for new developments, including operating results, prospects and results of clinical trials, new product initiatives, new collaborative agreements, capital-raising events, and merger and acquisition activities.

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
(ii)changes in NAV for investments in privately held entities that report NAV per share;
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

7.    INVESTMENTS (continued)
The following tables summarize our investments as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Cost	Unrealized Gains (Losses)	Carrying Amount
Publicly traded companies	$220,033	$24,292	$244,325
Entities that report NAV	433,133	355,062	788,195
Entities that do not report NAV:
Entities with observable price changes	68,744	80,457	149,201
Entities without observable price changes	395,271	—	395,271
Investments accounted for under the equity method	N/A	N/A	80,469
Total investments	$1,117,181	$459,811	$1,657,461

	December 31, 2021
	Cost	Unrealized Gains (Losses)	Carrying Amount
Publicly traded companies	$203,290	$280,527	$483,817
Entities that report NAV	385,692	444,172	829,864
Entities that do not report NAV:
Entities with observable price changes	56,257	72,974	129,231
Entities without observable price changes	362,064	—	362,064
Investments accounted for under the equity method	N/A	N/A	71,588
Total investments	$1,007,303	$797,673	$1,876,564

Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of June 30, 2022 aggregated to a gain of $26.6 million, which consisted of upward adjustments aggregating $82.4 million, downward adjustments aggregating $1.9 million, and impairments aggregating $53.9 million.

Our investment (loss) income for the three and six months ended June 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Realized gains	$28,647	$60,232	$51,761	$107,497
Unrealized (losses) gains	(68,128)	244,031	(331,561)	197,780
Investment (loss) income	$(39,481)	$304,263	$(279,800)	$305,277

During the six months ended June 30, 2022, gains and losses on investments in privately held entities that do not report NAV still held as of June 30, 2022 aggregated to a loss of $7.6 million, which consisted of downward adjustments aggregating $19.8 million and upward adjustments aggregating $12.2 million.

During the six months ended June 30, 2021, gains and losses on investments in privately held entities that do not report NAV still held as of June 30, 2021 aggregated to a loss of $8.1 million, which consisted of downward adjustments and impairments aggregating $36.4 million and upward adjustments aggregating $28.3 million.

Unrealized losses related to investments still held (excluding investments accounted for under the equity method of accounting) as of June 30, 2022 and 2021 aggregated to losses of $300.6 million and gains of $242.5 million during the six months ended June 30, 2022 and 2021, respectively.

Our investment losses for the six months ended June 30, 2022 also included $4.2 million of equity in earnings of our equity method investments.

Refer to the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

7.    INVESTMENTS (continued)
Commitments on investments in privately held entities that report NAV

We are committed to funding approximately $386.0 million for all investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 11 years, with a weighted-average expiration of 8.8 years as of June 30, 2022. These investments are not redeemable by us, but we may receive distributions from these investments throughout their terms. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.6 years as of June 30, 2022.

8.     OTHER ASSETS

The following table summarizes the components of other assets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Acquired in-place leases	$683,258	$609,872
Deferred compensation plan	36,903	38,937
Deferred financing costs – unsecured senior line of credit	16,882	19,294
Deposits	38,267	176,077
Furniture, fixtures, and equipment	24,975	26,429
Net investment in direct financing and sales-type leases(1)	38,974	70,656
Notes receivable	15,868	13,088
Operating lease right-of-use asset	567,681	474,299
Other assets	76,808	53,985
Prepaid expenses	17,473	24,806
Property, plant, and equipment	150,121	151,375
Total	$1,667,210	$1,658,818

(1)We completed the sale of our real estate assets subject to sales-type leases in May 2022. As of June 30, 2022, we had no remaining sales-type leases. Refer to Note 5 – “Leases” to these unaudited consolidated financial statements for additional detail.

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

9.    FAIR VALUE MEASUREMENTS (continued)
Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the assets that we measure at fair value on a recurring basis by level in the fair value hierarchy (in thousands). There were no liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021. In addition, there were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the six months ended June 30, 2022.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in publicly traded companies:
As of June 30, 2022	$244,325	$244,325	$—	$—
As of December 31, 2021	$483,817	$483,817	$—	$—

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

Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of June 30, 2022 and December 31, 2021, the carrying values of investments in privately held entities that report NAV aggregated $788.2 million and $829.9 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standards. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments.

Assets and liabilities measured at fair value on a nonrecurring basis

The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021 (in thousands). These investments were measured at various times during the period from January 1, 2018 to June 30, 2022.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Investments in privately held entities that do not report NAV
As of June 30, 2022	$165,526	$—	$149,201	(1)	$16,325	(2)
As of December 31, 2021	$138,011	$—	$129,231		$8,780

(1)This balance represents the total carrying amount of our equity investments in privately held entities with observable price changes, included in our total investments balance of $1.7 billion in our unaudited consolidated balance sheet as of June 30, 2022. For more information, refer to Note 7 – “Investments” to our unaudited consolidated financial statements.
(2)This amount is included in the $395.3 million balance of investments in privately held entities without observable price changes disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements and represents the carrying amount of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described within the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

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

9.    FAIR VALUE MEASUREMENTS (continued)
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

As of June 30, 2022 and December 31, 2021, the book and estimated fair values of our secured notes payable, unsecured senior notes payable, and amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	June 30, 2022
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$24,986	$—	$26,656	$—	$26,656
Unsecured senior notes payable	$10,096,462	$—	$8,754,423	$—	$8,754,423
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$149,958	$—	$149,860	$—	$149,860

	December 31, 2021
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$205,198	$—	$214,097	$—	$214,097
Unsecured senior notes payable	$8,316,678	$—	$8,995,913	$—	$8,995,913
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$269,990	$—	$269,994	$—	$269,994

10.    SECURED AND UNSECURED SENIOR DEBT

The following table summarizes our outstanding indebtedness and respective principal payments as of June 30, 2022 (dollars in thousands):

	Stated Rate		Interest Rate(1)		Maturity Date(2)	Principal Payments Remaining for the Periods Ending December 31,								Unamortized (Deferred Financing Cost), (Discount)/ Premium
Debt						2022	2023	2024	2025	2026		Thereafter	Principal		Total
Secured notes payable
Greater Boston(3)	SOFR+2.70%		3.71%		11/19/26	$—	$—	$—	$—	$25,975		$—	$25,975	$(1,667)	$24,308
San Francisco Bay Area	6.50%		6.50		7/1/36	28	30	32	34	36		518	678	—	678
Secured debt weighted-average interest rate/subtotal	2.80%		3.78			28	30	32	34	26,011		518	26,653	(1,667)	24,986

Commercial paper program(4)	2.02%	(4)	2.02	(4)	(4)	(4)	—	—	—	150,000	(4)	—	150,000	(42)	149,958
Unsecured senior line of credit	L+0.815%	(5)	N/A		1/6/26	—	—	—	—	—		—	—	—	—
Unsecured senior notes payable	3.45%		3.62		4/30/25	—	—	—	600,000	—		—	600,000	(2,498)	597,502
Unsecured senior notes payable	4.30%		4.50		1/15/26	—	—	—	—	300,000		—	300,000	(1,748)	298,252
Unsecured senior notes payable – green bond	3.80%		3.96		4/15/26	—	—	—	—	350,000		—	350,000	(1,873)	348,127
Unsecured senior notes payable	3.95%		4.13		1/15/27	—	—	—	—	—		350,000	350,000	(2,323)	347,677
Unsecured senior notes payable	3.95%		4.07		1/15/28	—	—	—	—	—		425,000	425,000	(2,361)	422,639
Unsecured senior notes payable	4.50%		4.60		7/30/29	—	—	—	—	—		300,000	300,000	(1,579)	298,421
Unsecured senior notes payable	2.75%		2.87		12/15/29	—	—	—	—	—		400,000	400,000	(3,082)	396,918
Unsecured senior notes payable	4.70%		4.81		7/1/30	—	—	—	—	—		450,000	450,000	(2,982)	447,018
Unsecured senior notes payable	4.90%		5.05		12/15/30	—	—	—	—	—		700,000	700,000	(6,679)	693,321
Unsecured senior notes payable	3.375%		3.48		8/15/31	—	—	—	—	—		750,000	750,000	(5,946)	744,054
Unsecured senior notes payable – green bond	2.00%		2.12		5/18/32	—	—	—	—	—		900,000	900,000	(9,257)	890,743
Unsecured senior notes payable	1.875%		1.97		2/1/33	—	—	—	—	—		1,000,000	1,000,000	(9,272)	990,728
Unsecured senior notes payable – green bond	2.95%		3.07		3/15/34	—	—	—	—	—		800,000	800,000	(9,109)	790,891
Unsecured senior notes payable	4.85%		4.93		4/15/49	—	—	—	—	—		300,000	300,000	(3,159)	296,841
Unsecured senior notes payable	4.00%		3.91		2/1/50	—	—	—	—	—		700,000	700,000	10,273	710,273
Unsecured senior notes payable	3.00%		3.08		5/18/51	—	—	—	—	—		850,000	850,000	(12,176)	837,824
Unsecured senior notes payable	3.55%		3.63		3/15/52	—	—	—	—	—		1,000,000	1,000,000	(14,767)	985,233
Unsecured debt weighted-average interest rate/subtotal			3.49			—	—	—	600,000	800,000		8,925,000	10,325,000	(78,580)	10,246,420
Weighted-average interest rate/total			3.49%			$28	$30	$32	$600,034	$826,011		$8,925,518	$10,351,653	$(80,247)	$10,271,406

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Represents a secured construction loan held by our consolidated real estate joint venture at 99 Coolidge Avenue, of which we own a 75.0% interest. As of June 30, 2022, this joint venture has $169.3 million available under the existing lender commitments. The interest rate shall be reduced from SOFR+2.70% to SOFR+2.10% over time upon the completion of certain leasing, construction, and financial covenant milestones.
(4)Refer to footnote 3 on the next page.
(5)During the year ended December 31, 2021, we achieved certain sustainability measures, as described in our unsecured senior line of credit agreement, which reduced the borrowing rate by one basis point for a one-year period.

10.    SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our secured and unsecured senior debt and amounts outstanding under our unsecured senior line of credit and commercial paper program as of June 30, 2022 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt			Weighted-Average
					Interest	Remaining Term (in years)
			Total	Percentage	Rate(1)
Secured notes payable	$678	$24,308	$24,986	0.2%	3.78%	4.6
Unsecured senior notes payable	10,096,462	—	10,096,462	98.3	3.51	13.8
Unsecured senior line of credit(2)	—	—	—	—	N/A	3.5
Commercial paper program	—	149,958	149,958	1.5	2.02	(3)
Total/weighted average	$10,097,140	$174,266	$10,271,406	100.0%	3.49%	13.6	(3)
Percentage of total debt	98.3%	1.7%	100.0%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)During the year ended December 31, 2021, we achieved certain sustainability measures, as described in our unsecured senior line of credit agreement, which reduced the borrowing rate by one basis point for a one-year period to LIBOR+0.815% from LIBOR+0.825%.
(3)The commercial paper program provides us with the ability to issue up to $1.5 billion of commercial paper notes that bear interest at short-term fixed rates and can generally be issued with a maturity of 30 days or less and with a maximum maturity of 397 days from the date of issuance. Borrowings under the program are used to fund short-term capital needs and are backed by our unsecured senior line of credit. There was $150.0 million of commercial paper notes outstanding as of June 30, 2022. In the event we are unable to issue commercial paper notes or refinance outstanding borrowings under terms equal to or more favorable than those under our unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit at L+0.815%. As such, we calculate the weighted-average remaining term of our commercial paper notes by using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper, the consolidated weighted-average maturity of our debt is 13.5 years. The commercial paper notes sold during the three months ended June 30, 2022 were issued at a weighted-average yield to maturity of 1.35% and had a weighted-average maturity term of 11 days.

Unsecured senior notes payable

In February 2022, we opportunistically issued $1.8 billion of unsecured senior notes payable with a weighted-average interest rate of 3.28% and a weighted-average maturity of 22.0 years. The unsecured senior notes consisted of $800.0 million of 2.95% green unsecured senior notes due 2034 and $1.0 billion of 3.55% unsecured senior notes due 2052.

$1.5 billion commercial paper program

Our commercial paper program provides us with the ability to issue up to $1.5 billion of commercial paper notes with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding notes issued under our commercial paper program. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. As of June 30, 2022, we had an outstanding balance of $150.0 million under our commercial paper program.

Extinguishment of secured notes payable

In April 2022, we repaid two secured notes payable aggregating $195.0 million due in 2024 with an effective interest rate of 3.40% and recognized a loss on early extinguishment of debt of $3.3 million, including a prepayment penalty and the write-off of unamortized loan fees.

Interest expense

The following table summarizes interest expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest incurred	$92,459	$78,650	$179,662	$155,003
Capitalized interest	(68,202)	(43,492)	(125,965)	(83,378)
Interest expense	$24,257	$35,158	$53,697	$71,625

11.     ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES
The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Accounts payable and accrued expenses	$428,504	$513,416
Accrued construction	566,119	438,866
Acquired below-market leases	374,581	341,585
Conditional asset retirement obligations	56,466	59,797
Deferred rent liabilities	19,022	12,384
Operating lease liability	412,535	434,745
Unearned rent and tenant security deposits	344,348	326,924
Other liabilities	116,365	82,693
Total	$2,317,940	$2,210,410

As of June 30, 2022 and December 31, 2021, our conditional asset retirement obligations liability primarily consisted of the soil and groundwater remediation liabilities associated with certain of our properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, requires remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys; subsurface sampling; and other testing. We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated. In addition, environmental laws and regulations subject our tenants, and potentially us, to liability that may result from our tenants’ routine handling of hazardous substances and wastes as part of their operations at our properties. These assessments and investigations of our properties have not to date revealed any additional environmental liability we believe would have a material adverse effect on our business and financial statements or that would require additional disclosures or recognition in our consolidated financial statements.

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

The table reconciles the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$309,382	$404,520	$191,990	$430,053
Net income attributable to noncontrolling interests	(37,168)	(19,436)	(69,345)	(36,848)
Net income attributable to unvested restricted stock awards	(2,934)	(4,521)	(4,134)	(4,663)
Numerator for basic and diluted EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$269,280	$380,563	$118,511	$388,542

Denominator for basic EPS – weighted-average shares of common stock outstanding	161,412	145,825	159,814	141,596
Dilutive effect of forward equity sales agreements	—	233	—	300
Denominator for diluted EPS – weighted-average shares of common stock outstanding	161,412	146,058	159,814	141,896
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$1.67	$2.61	$0.74	$2.74
Diluted	$1.67	$2.61	$0.74	$2.74

13.    STOCKHOLDERS’ EQUITY
Common equity transactions

During the six months ended June 30, 2022, our common equity transactions included the following:

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
•During the three months ended March 31, 2022, we entered into forward equity sales agreements aggregating $350.0 million to sell 1.8 million shares under our ATM program at an average price of $192.42 per share (before underwriting discounts).
•During the three months ended June 30, 2022, we entered into additional forward equity sales agreements aggregating $403.4 million to sell 2.4 million shares under our ATM program at an average price of $169.38 per share (before underwriting discounts).
•As of June 30, 2022, the remaining aggregate amount available under our ATM program for future sales of common stock was $246.6 million.

During the three months ended June 30, 2022, we did not issue shares to settle our outstanding forward equity agreements. We expect to issue an aggregate of 9.0 million shares at an average price of $187.91 per share to settle all our outstanding forward equity sales agreements and receive net proceeds of approximately $1.7 billion in the second half of 2022.

Dividends

During the three months ended March 31, 2022, we declared cash dividends on our common stock aggregating $187.7 million, or $1.15 per share. In April 2022, we paid the cash dividends on our common stock declared for the three months ended March 31, 2022.

During the three months ended June 30, 2022, we declared cash dividends on our common stock aggregating $192.6 million, or $1.18 per share. In July 2022, we paid the cash dividends on our common stock declared for the three months ended June 30, 2022.

Accumulated other comprehensive loss

The change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the six months ended June 30, 2022 was entirely due to net unrealized losses of $4.6 million on foreign currency translation related to our operations in Canada and China.

Common stock, preferred stock, and excess stock authorizations

In May 2022, our stockholders approved an amendment to our charter to increase the authorized number of shares of common stock from 200.0 million to 400.0 million, of which 161.5 million shares were issued and outstanding as of June 30, 2022. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of June 30, 2022. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of June 30, 2022.

14.    NONCONTROLLING INTERESTS

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned 57 properties as of June 30, 2022 and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the six months ended June 30, 2022 and 2021, we distributed $92.1 million and $53.8 million, respectively, to our consolidated real estate joint venture partners.

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

15.    ASSETS CLASSIFIED AS HELD FOR SALE

As of June 30, 2022, we had two properties aggregating 392,877 RSF that were classified as held for sale in our consolidated financial statements, none of which met the criteria for classification as discontinued operations. We ceased depreciation of the properties upon their classification as held for sale.

Refer to the “Real estate sales” subsection of the “Investments in real estate” section within Note 2 – “Summary of significant accounting policies” for additional information.
The following is a summary of net assets as of June 30, 2022 and December 31, 2021 for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	June 30, 2022	December 31, 2021
Total assets	$23,500	$17,749
Total liabilities	(1,123)	(1,083)
Total accumulated other comprehensive loss	(25)	(1,750)
Net assets classified as held for sale	$22,352	$14,916

16.    SUBSEQUENT EVENTS

Formation of real estate joint venture in July 2022

Refer to the “Formation of consolidated real estate joint ventures and sales of partial interests” section in Note 4 – “Consolidated and unconsolidated real estate joint ventures” to these unaudited consolidated financial statements for information about our sale of partial interest completed in July 2022.

Departure of the company’s co-chief executive officer effective July 31, 2022

On July 1, 2022, Stephen A. Richardson, Co-Chief Executive Officer of the Company, tendered his resignation from all of his positions with the Company and its subsidiaries, effective July 31, 2022, and notified the Company of his intent to retire from full-time employment and his professional career for family and personal reasons.

Following the effectiveness of Mr. Richardson’s resignation, his duties and responsibilities will be allocated to other members of the Company’s executive management team. Mr. Richardson will continue to assist the Company as a strategic consultant for internal growth. Mr. Richardson’s outstanding unvested stock awards will continue to vest pursuant to the terms effective on each respective grant date. Due to the reduction in the level of Mr. Richardson’s future services to the Company, applicable stock compensation accounting standards required the acceleration of unamortized compensation of approximately $7.2 million classified in general and administrative expenses in our results of operations for the three months ending September 30, 2022, representing the difference between compensation expense recognized in connection with the unvested awards and the fair value of these awards.

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
•Market and industry factors, such as adverse developments concerning the life science, agtech, and technology industries and/or our tenants;
•Government factors, such as any unfavorable effects resulting from federal, state, local, and/or foreign government policies, laws, and/or funding levels;
•Global factors, such as negative economic, social, political, financial, credit market, and/or banking conditions;
•Uncertain global, national, and local impacts of the ongoing COVID-19 pandemic; and
•Other factors, such as climate change, cyber intrusions, and/or changes in laws, regulations, and financial accounting standards.

This list of risks and uncertainties is not exhaustive. Additional information regarding risk factors that may affect us is included under “Item 1A. Risk factors” and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2021, and respective sections within this quarterly report on Form 10-Q. Readers of this quarterly report on Form 10-Q should also read our other documents filed publicly with the SEC for further discussion regarding such factors.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. We are an S&P 500® urban office REIT and the first, longest-tenured, and pioneering owner, operator, and developer uniquely focused on collaborative life science, agtech, and technology campuses in AAA innovation cluster locations, with a total market capitalization of $33.7 billion and an asset base in North America of 74.1 million SF as of June 30, 2022. The asset base in North America includes 41.1 million RSF of operating properties and 5.9 million RSF of Class A properties undergoing construction, 9.9 million RSF of near-term and intermediate-term development and redevelopment projects, and 17.2 million SF of future development projects. Founded in 1994, we pioneered this niche and have since established a significant market presence in key locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. We have a longstanding and proven track record of developing Class A properties clustered in urban life science, agtech, and technology campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science, agtech, and technology companies through our venture capital platform. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of June 30, 2022:

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

Executive summary

Operating results

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income attributable to Alexandria’s common stockholders – diluted:
In millions	$269.3	$380.6	$118.5	$388.5
Per share	$1.67	$2.61	$0.74	$2.74
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$338.8	$282.3	$663.4	$545.2
Per share	$2.10	$1.93	$4.15	$3.84

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

Ringing of the New York Stock Exchange Opening Bell to celebrate our 25th anniversary

In celebration of our 25th anniversary as a publicly traded company, we recently rang The Opening Bell® at the New York Stock Exchange to mark this momentous milestone. From our initial public offering on May 27, 1997 through May 27, 2022, we have generated a total stockholder return (“TSR”) of 1,902%, assuming reinvestment of dividends, substantially outperforming the MSCI U.S. REIT Index TSR of 803% and the FTSE Nareit Equity Office Index TSR of 457%.

A REIT industry-leading high-quality roster of over 1,000 tenants with high-quality revenues and cash flows, strong margins, and operational excellence

Percentage of total annual rental revenue in effect from investment-grade or publicly traded large cap tenants	50%

Sustained strength in tenant collections:
Tenant receivables as of June 30, 2022	$7.1	million
July tenant rent and receivables collected as of the date of this report	99.9%

Occupancy of operating properties in North America	94.6%
Occupancy of operating properties in North America (excluding vacancy at recently acquired properties)	98.4%	(1)
Operating margin	70%	(2)
Adjusted EBITDA margin	70%	(2)
Weighted-average remaining lease term:
All tenants	7.1	years
Top 20 tenants	10.2	years

(1)Excludes 1.6 million RSF, or 3.8%, of vacancy at recently acquired properties representing lease-up opportunities that are expected to provide incremental annual rental revenue. Refer to the “Summary of occupancy percentages in North America” section within this Item 2 for additional information regarding vacancy from recently acquired properties.
(2)For the three months ended June 30, 2022.

Record rental rate increases and continued historic high leasing volume

•For the three months ended June 30, 2022, rental rate increases of 45.4% and 33.9% (cash basis) represent the second- highest and the highest quarterly increases in Company history, respectively.
•During the three months ended June 30, 2022, we executed 2,279,758 RSF of leasing activity, representing the third-highest quarter of leasing volume in Company history; 87% of this leasing activity was generated from a roster of over 1,000 tenants and other relationships.

	June 30, 2022
	Three Months Ended	Six Months Ended
Total leasing activity – RSF	2,279,758	4,743,196
Leasing of development and redevelopment space – RSF	916,436	2,356,132
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	1,087,082	1,951,159
Rental rate increases	45.4%	39.0%
Rental rate increases (cash basis)	33.9%	25.2%

Continued strong net operating income and internal growth

•Total revenues:
•$643.8 million, up 26.3%, for the three months ended June 30, 2022, compared to $509.6 million for the three months ended June 30, 2021.
•$1.3 billion, up 27.2%, for the six months ended June 30, 2022, compared to $989.5 million for the six months ended June 30, 2021.
•Net operating income (cash basis) of $1.6 billion for the three months ended June 30, 2022, annualized, increased by $315.5 million, or 24.3%, compared to the three months ended June 30, 2021, annualized.
•97% of our leases contain contractual annual rent escalations approximating 3%.
•Same property net operating income increases:
•7.5% and 10.2% (cash basis) for the three months ended June 30, 2022, compared to the three months ended June 30, 2021, representing the second- and third-highest increases in the past 10 years, respectively.
•7.7% and 8.6% (cash basis) for the six months ended June 30, 2022, compared to the six months ended June 30, 2021.

Strong valuations for partial interest sale and dispositions

During the three months ended June 30, 2022, we completed a partial interest sale and dispositions aggregating $548.7 million, including:
•Sale of a 70% interest in 300 Third Street in our Cambridge/Inner Suburbs submarket for a sales price of $166.5 million, or $1,802 per RSF, representing capitalization rates of 4.6% and 4.3% (cash basis).
•Sale of 12 properties in our Route 128 and Route 495 suburban submarkets of Greater Boston for an aggregate sales price of $334.4 million, or $542 per RSF, representing a capitalization rate (cash basis) of 5.1%.

Strong and flexible balance sheet with significant liquidity as of June 30, 2022

•Investment-grade credit ratings ranked in the top 10% among all publicly traded U.S. REITs.
•Net debt and preferred stock to Adjusted EBITDA of 5.5x and fixed-charge coverage ratio of 5.1x for the three months ended June 30, 2022, annualized.
•Total debt and preferred stock to gross assets of 28%.
•98.3% of our debt has a fixed rate.
•13.6 years weighted-average remaining term of debt.
•$5.5 billion of liquidity.

Continued high demand for Alexandria’s brand drives visibility for future growth aggregating $665 million of incremental annual rental revenue

Our highly leased value-creation pipeline of current and key near-term projects that are under construction or that will commence construction in the next six quarters is expected to generate greater than $665 million of incremental annual rental revenue, primarily commencing from the third quarter of 2022 through the second quarter of 2025.
•7.8 million RSF of our value-creation projects, which are 78% leased/negotiating, are either under construction or expected to commence construction in the next six quarters.

Continued dividend strategy to share growth in cash flows with stockholders

Common stock dividend declared for the three months ended June 30, 2022 was $1.18 per common share, aggregating $4.60 per common share for the twelve months ended June 30, 2022, up 24 cents, or 6%, over the twelve months ended June 30, 2021. Our FFO payout ratio of 56% for the three months ended June 30, 2022 allows us to continue to share growth in cash flows from operating activities with our stockholders while also retaining a significant portion for reinvestment.

Seventh overall Nareit Investor CARE Award winner

We received the 2022 Nareit Investor CARE (Communications and Reporting Excellence) Silver Award in the Large Cap Equity REIT category for superior shareholder communications and reporting. This represents our fifth consecutive and seventh overall Nareit Investor CARE Award since 2015, demonstrating consistency in delivering best-in-class transparency, quality, and efficiency in communications and reporting to the investment community.

External growth and investments in real estate

Delivery and commencement of value-creation projects

•During the three months ended June 30, 2022, we placed into service development and redevelopment projects aggregating 375,394 RSF across multiple submarkets.
•80% of construction costs related to active development and redevelopment projects aggregating 5.9 million RSF are under a guaranteed maximum price (“GMP”) contract or other fixed contracts. Our budgets also include construction cost contingencies in GMP contracts plus additional landlord contingencies that generally range between 3% and 5%.
•Annual net operating income (cash basis) is expected to increase by $39 million upon the burn-off of initial free rent from recently delivered projects.
•During the three months ended June 30, 2022, we commenced construction on six value-creation projects aggregating 917,599 RSF, including the following development projects:
•320,809 RSF, 36% leased, at 99 Coolidge Avenue in our Cambridge/Inner Suburbs submarket;
•248,018 RSF, 85% leased, at 500 North Beacon Street and 4 Kingsbury Avenue in our Cambridge/Inner Suburbs submarket;
•90,000 RSF, 29% leased, at 9808 Medical Center Drive in our Rockville submarket; and
•88,038 RSF, 100% leased, at our expansion at 6040 George Watts Hill Drive in our Research Triangle submarket.
•As of June 30, 2022, our highly leased value-creation pipeline of current and key near-term projects that are under construction or that will commence construction in the next six quarters aggregates 7.8 million RSF and is 78% leased/negotiating.

Value-creation pipeline of new Class A development and redevelopment projects as a percentage of gross assets	June 30, 2022
Under construction projects 75% leased/negotiating	10%
Pre-leased/negotiating near-term projects expected to commence construction in the next six quarters 89% leased/negotiating	1%
Income-producing/potential cash flows/covered land play(1)	8%
Land	2%

(1)Includes projects that have existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses.

Alexandria is at the vanguard of innovation for a high-quality roster of over 1,000 tenants, with a focus on accommodating their current needs and providing them with a path for future growth

•Reduced the upper end of our range of 2022 guidance for acquisitions by $750 million to a range from $2.6 billion to $2.8 billion.
•During the three months ended June 30, 2022, we completed acquisitions in our key life science cluster submarkets aggregating 1.1 million RSF of future development and redevelopment opportunities for an aggregate purchase price of $280.1 million.

Balance sheet management

Key metrics as of June 30, 2022

•$33.7 billion in total market capitalization.
•$23.4 billion in total equity capitalization, which ranks in the top 10% among all publicly traded U.S. REITs.
•No debt maturing prior to 2025.
•13.6 years weighted-average remaining term of debt.

	June 30, 2022		Goal for Fourth Quarter of 2022, Annualized
	Quarter Annualized	Trailing 12 Months
Net debt and preferred stock to Adjusted EBITDA	5.5x	5.9x	Less than or equal to 5.1x
Fixed-charge coverage ratio	5.1x	5.1x	Greater than or equal to 5.1x

Key capital events

•During the three months ended June 30, 2022, we entered into new forward equity sales agreements aggregating $403.4 million to sell 2.4 million shares under our ATM program at an average price of $169.38 per share (before underwriting discounts). As of June 30, 2022, the remaining aggregate amount available under our ATM program for future sales of common stock was $246.6 million.
•During the three months ended June 30, 2022, we did not issue shares to settle our outstanding forward equity agreements. We expect to issue an aggregate of 9.0 million shares at an average price of $187.91 per share to settle all our outstanding forward equity sales agreements and receive net proceeds of approximately $1.7 billion in the second half of 2022.
•In April 2022, we repaid two secured notes payable aggregating $195.0 million due in 2024 with an effective interest rate of 3.40%. As a result, we recognized a loss on early extinguishment of debt of $3.3 million, including a prepayment penalty and the write-off of unamortized fees.

Investments

•As of June 30, 2022:
•Our investments aggregated $1.7 billion.
•Unrealized gains presented in our consolidated balance sheets were $459.8 million, comprising gross unrealized gains and losses aggregating $565.5 million and $105.7 million, respectively.
•Investment loss of $39.5 million, presented in our consolidated statements of operations, consisted of $28.6 million of realized gains and $68.1 million of unrealized losses/changes in fair value.
•Investment loss of $279.8 million for the six months ended June 30, 2022 included $51.8 million in realized gains and $331.6 million in unrealized losses (due to changes in fair value).

Subsequent events

•On July 1, 2022, Stephen A. Richardson, our Co-Chief Executive Officer, tendered his resignation from all of his positions with the Company and its subsidiaries, effective July 31, 2022, and notified the Company of his intent to retire from full-time employment and his professional career for family and personal reasons.

Industry and ESG leadership: catalyzing and leading the way for positive change to benefit human health and society

•In June 2022, we released our 2021 ESG Report, which highlights our longstanding ESG leadership. The report details our efforts to advance our ESG impact, including by driving high-performance building design and operations to reduce carbon emissions, mitigating climate-related risk in our real estate portfolio, and investing in and providing essential infrastructure for sustainable agrifoodtech companies. It also showcases Alexandria’s comprehensive efforts to catalyze the health, wellness, safety, and productivity of our employees, tenants, local communities, and the world through the built environment and beyond, including through our visionary social responsibility endeavors. Notable initiatives presented in the report that highlight our innovative approach include:
•Furthering the development of our approach to physical and transitional climate-related risk by initiating a process to assess and understand potential physical risk and pathways to mitigate and adapt to climate change, as well as preparing for the transition to a low-carbon economy and continuing to develop science-based targets;
•Implementing innovative solutions to minimize fossil fuel use in our state-of-the-art laboratory development projects, such as at 325 Binney Street, which will harness geothermal energy to target a LEED Zero Energy certification and a 92% reduction in fossil fuel use as a key component of its design to be the most sustainable laboratory building in Cambridge; at 751 Gateway Boulevard, which is pursuing electrification and is tracking to be the first all-electric laboratory building in South San Francisco; and at the Alexandria Center® for Life Science – South Lake Union mega campus in Seattle, where the Company is incorporating an innovative wastewater heat recovery system; and
•Increasing our investment in renewable electricity to mitigate carbon emissions in our existing asset base, including through a large-scale solar power purchase agreement that will significantly increase the supply of renewable electricity to our Greater Boston market starting in 2024.

ALEXANDRIA'S MISSION-DRIVEN AND INDUSTRY-LEADING ESG PROGRAM

GRESB REAL ESTATE sector leader 2021

#1
BUILDINGS IN DEVELOPMENT
Diversified List

#2
BUILDINGS IN OPERATION
Science & Technology

A
GRESB DISCLOSURE SCORE
2018–2021

fitwel
FITWEL IMPACT AWARD
Highest-Scoring Project
2020 | 2021

Fitwel Viral Response Certified
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

TCFD | TASK FORCE ON CLIMATE–RELATED FINANCIAL DISCLOSURES

ALEXANDRIA'S CLIMATE RISK ASSESSMENT COVERS

Sea Level Rise | Precipitation | Drought | Extreme Heat | Wildfire

Driving High-Performance Building Design

Proactively Designing All-Electric Buildings

230 HARRIET TUBMAN WAY

751 GATEWAY BOULEVARD

2025 Environmental Goals and Progress for Buildings in Operation

Carbon Emissions Reduction
(MTCO2e)
30%(1)
19.5%(3)
2015-2021
Energy Use Reduction
(kWh)
25%(1)
19.4%(3)
2015-2021
Potable Water Use Consumption
(Gal)
10%(1)
23.1%(3)
2015-2021
Waste Diversion
(Ton)
45%(2)
41.1%(3)
2021

Environmental data for 2021 reflected in the chart above received independent limited assurance from DNV Business Assurance USA, Inc.
(1)2025 environmental goal for Alexandria’s cumulative progress relative to a 2015 baseline on a like-for-like basis for buildings in operation that the company directly manages.
(2)2025 environmental goal for buildings in operation that Alexandria indirectly and directly manages. In alignment with industry best practice, the company reports waste diversion annually; the 2025 goal is to achieve a waste diversion rate of at least 45% by 2025.
(3)Progress toward 2025 goals.

ALEXANDRIA’S HIGHLY IMPACTFUL SOCIAL RESPONSIBILITY PILLARS

Developing and implementing disruptive solutions to some of society’s most urgent challenges

Accelerating Groundbreaking Medical Research to Advance Lifesaving Treatments and Cures

Harnessing the Agrifood Ecosystem to Combat Hunger, Improve Nutrition, and Support Human Health at Its Most Fundamental Level

Bolstering the Resilience of Our Military, Our Veterans, and Their Families

Overcoming the Opioid Epidemic and Revolutionizing Addiction Treatment

Empowering Underserved Students to Achieve Long-Term Success and Reach Their Potential as Leaders in the Community Through Education

Building a Model for a Comprehensive, Sustainable Solution to Address Homelessness

Addressing the Mental Health Crisis With a Focus on Helping Children Cope With Suicide Loss

Supporting Museums to Preserve History and Honor Our Greatest Heroes

Operating summary

Historical Same Property Net Operating Income Growth	Favorable Lease Structure(1)
	Strategic Lease Structure by Owner and Operator of Collaborative Life Science, Agtech, and Technology Campuses
	Increasing cash flows
	Percentage of leases containing annual rent escalations	97%
	Stable cash flows
	Percentage of triple net leases	91%
	Lower capex burden
	Percentage of leases providing for the recapture of capital expenditures	94%

Historical Rental Rate Growth: Renewed/Re-Leased Space	Margins(2)

	Operating	Adjusted EBITDA
	70%	70%

Net Debt and Preferred Stock to Adjusted EBITDA(3)	Fixed-Charge Coverage Ratio(3)

(1)Percentages calculated based on annual rental revenue as of June 30, 2022.
(2)Represents percentages for the three months ended June 30, 2022.
(3)Quarter annualized. Refer to the definitions of “Net debt and preferred stock to Adjusted EBITDA” and “Fixed-charge coverage ratio” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details.

Long-Duration Cash Flows From High-Quality, Diverse, and Innovative Tenants

Investment-Grade or Publicly Traded Large Cap Tenants	Long-Duration Lease Terms

50%	7.1 Years
of ARE’s Total	Weighted-Average
Annual Rental Revenue(1)	Remaining Term(2)

Industry Mix of 1,000+ Tenants

Multinational Pharmaceutical
18%
Life Science Product, Service, and Device
21%
Institutional (Academic/Medical, Non-Profit, and U.S. Government)
9%
Public Biotechnology – Approved or Marketed Product
15%
Investment-Grade and Large Cap Tech/Office
8%
7%
4%
8%
10%
Future Change in Use(3)
Other(4)
Private Biotechnology
Public Biotechnology – Pre-clinical or Clinical Stage

Percentage of ARE’s Annual Rental Revenue(1)

(1)Represents annual rental revenue in effect as of June 30, 2022. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Based on aggregate annual rental revenue in effect as of June 30, 2022. Refer to definition of “Annual rental revenue” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information on our methodology on annual rental revenue for unconsolidated real estate joint ventures.
(3)Represents annual rental revenue currently generated from space that is targeted for a future change in use. The weighted-average remaining term of these leases is 4.2 years.
(4)Our other tenants, aggregating 4.0% of our annual rental revenue, comprise 3.0% of annual rental revenue from technology, professional services, finance, telecommunications, and construction/real estate companies and only 1.0% from retail-related tenants.

High-Quality Cash Flows From High Quality Tenants and Class A Properties in AAA Locations

Industry-Leading Tenant Roster	AAA Locations

San Francisco Bay Area
25%
New York City
5%
San Diego
17%
Seattle
6%
Maryland
6%
Research Triangle
5%
Texas
1%
Other
1%
Greater Boston
34%

86%
of ARE’s Top 20 Tenants Annual Rental Revenue(1) Is From Investment-Grade or Publicly Traded Large Cap Tenants
Percentage of ARE’s Annual Rental Revenue(2)

Solid Historical Occupancy(3)	Occupancy Across Key Locations

96%
Over 10 Years
(1)As of June 30, 2022. Represents the percentage of our annual rental revenue generated by our top 20 tenants that are also investment-grade or publicly traded large cap tenants.
(2)Represents annual rental revenue in effect as of June 30, 2022. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(3)Represents average occupancy of operating properties in North America as of each December 31 for the last 10 years and as of June 30, 2022.
(4)Refer to the “Summary of occupancy percentages in North America” section within this Item 2 for additional information on vacancy at recently acquired properties.

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended				Six Months Ended			Year Ended
	June 30, 2022				June 30, 2022			December 31, 2021
	Including Straight-Line Rent		Cash Basis		Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	45.4%	(2)	33.9%	(2)	39.0%		25.2%	37.9%	22.6%
New rates	$54.34		$52.31		$56.61		$54.47	$59.00	$55.60
Expiring rates	$37.36		$39.07		$40.73		$43.50	$42.80	$45.36
RSF	1,087,082				1,951,159			4,614,040
Tenant improvements/leasing commissions	$22.54				$26.83			$41.05
Weighted-average lease term	5.2 years				4.8 years			6.3 years

Developed/redeveloped/ previously vacant space leased(3)
New rates	$76.69		$68.39		$79.72		$70.20	$78.52	$69.42
RSF	1,192,676				2,792,037			4,902,261
Weighted-average lease term	12.7 years				12.9 years			11.2 years

Leasing activity summary (totals):
New rates	$66.03		$60.72		$70.21		$63.73	$69.05	$62.72
RSF	2,279,758				4,743,196	(4)		9,516,301
Weighted-average lease term	9.1 years				9.5 years			8.8 years

Lease expirations(1)
Expiring rates	$34.82		$36.26		$38.15		$38.30	$41.53	$43.70
RSF	1,572,185				3,094,767			5,747,192

Leasing activity includes 100% of results for each property in which we have an investment in North America.

(1)Excludes month-to-month leases aggregating 210,038 RSF and 110,180 RSF as of June 30, 2022 and December 31, 2021, respectively.
(2)For the three months ended June 30, 2022, rental rate increases of 45.4% and 33.9% (cash basis) represent the second-highest and the highest quarterly increases in Company history, respectively.
(3)Refer to “New Class A development and redevelopment properties: summary of pipeline” section within this Item 2 for additional details on total project costs.
(4)During the six months ended June 30, 2022, we granted tenant concessions/free rent averaging 2.8 months with respect to the 4,743,196 RSF leased. Approximately 58% of the leases executed during the six months ended June 30, 2022 did not include concessions for free rent.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of June 30, 2022:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Total Annual Rental Revenue

2022 (2)	987,720	2.6%	$51.62	2.6%
2023	3,897,615	10.1%	$44.39	9.0%
2024	3,444,777	8.9%	$45.38	8.1%
2025	3,488,483	9.0%	$48.77	8.8%
2026	2,515,497	6.5%	$50.94	6.6%
2027	2,671,591	6.9%	$53.50	7.4%
2028	3,782,340	9.8%	$49.10	9.6%
2029	2,345,066	6.1%	$58.28	7.1%
2030	2,486,008	6.4%	$56.28	7.3%
2031	3,034,985	7.9%	$52.91	8.3%
Thereafter	9,987,771	25.8%	$48.39	25.2%

(1)Represents amounts in effect as of June 30, 2022.
(2)Excludes month-to-month leases aggregating 210,038 RSF as of June 30, 2022.

The following tables present information by market with respect to our lease expirations in North America as of June 30, 2022, for the remainder of 2022, and for all of 2023:

	2022 Contractual Lease Expirations (in RSF)					Annual Rental Revenue (per RSF)(4)
Market	Leased	Negotiating/ Anticipating	Targeted for Development/ Redevelopment(1)	Remaining Expiring Leases(2)	Total(3)

Greater Boston	36,379	—	48,793	118,677	203,849	$75.06
San Francisco Bay Area	—	74,992	—	60,622	135,614	44.87
New York City	—	—	—	24,303	24,303	N/A
San Diego	165,146	—	34,715	91,376	291,237	47.45
Seattle	—	7,566	50,552	41,087	99,205	13.67
Maryland	34,001	21,241	—	59,988	115,230	22.95
Research Triangle	—	—	—	30,855	30,855	35.48
Texas	65,188	—	—	—	65,188	24.89
Canada	—	14,590	—	—	14,590	34.66
Non-cluster/other markets	—	—	—	7,649	7,649	82.26
Total	300,714	118,389	134,060	434,557	987,720	$51.62
Percentage of expiring leases	30%	12%	14%	44%	100%

	2023 Contractual Lease Expirations (in RSF)					Annual Rental Revenue (per RSF)(4)
Market	Leased	Negotiating/ Anticipating	Targeted for Development/ Redevelopment	Remaining Expiring Leases	Total

Greater Boston	110,943	80,506	323,110	637,785	1,152,344	$57.53
San Francisco Bay Area	15,711	160,622	250,000	338,410	764,743	59.11
New York City	—	—	—	85,055	85,055	N/A
San Diego	6,619	10,563	269,048	699,206	985,436	26.62
Seattle	—	—	110,885	266,752	377,637	25.19
Maryland	—	74,054	—	218,233	292,287	28.18
Research Triangle	—	81,956	—	126,941	208,897	32.40
Texas	—	—	—	—	—	—
Canada	—	13,321	—	—	13,321	29.99
Non-cluster/other markets	—	—	—	17,895	17,895	68.01
Total	133,273	421,022	953,043	2,390,277	3,897,615	$44.39
Percentage of expiring leases	3%	11%	24%	62%	100%

(1)Represents RSF targeted for development or redevelopment upon expiration of existing in-place leases primarily related to recently acquired properties with an average contractual lease expiration date of September 29, 2022 and January 30, 2023 for 2022 and 2023, respectively, weighted by annual rental revenue. Refer to “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details on value-creation square feet currently included in rental properties.
(2)The largest remaining contractual expiration is 73,273 RSF in our Cambridge/Inner Suburbs submarket.
(3)Excludes month-to-month leases aggregating 210,038 RSF as of June 30, 2022.
(4)Represents amounts in effect as of June 30, 2022.

Top 20 tenants

86% of Top 20 Annual Rental Revenue From Investment-Grade
or Publicly Traded Large Cap Tenants(1)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 3.5% of our annual rental revenue in effect as of June 30, 2022. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of June 30, 2022 (dollars in thousands, except average market cap):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Aggregate Annual Rental Revenue (1)	Investment-Grade Credit Ratings		Average Market Cap(1) (in billions)

	Tenant						Moody’s	S&P
1	Bristol-Myers Squibb Company	6.4		919,292	$67,575	3.5%	A2	A+	$146.4
2	Eli Lilly and Company	7.0		733,781	48,836	2.5	A2	A+	$252.5
3	Moderna, Inc.	15.1		878,933	48,777	2.5	—	—	$98.2
4	Sanofi	6.3		490,154	42,284	2.2	A1	AA	$129.6
5	Takeda Pharmaceutical Company Limited	7.5		549,760	37,399	1.9	Baa2	BBB+	$47.3
6	Illumina, Inc.	8.1		891,495	36,196	1.9	Baa3	BBB	$57.0
7	2seventy bio, Inc.(2)	11.2		312,805	33,617	1.7	—	—	$0.5
8	Novartis AG	6.1		447,831	30,582	1.6	A1	AA-	$211.3
9	TIBCO Software Inc.	4.7	(3)	292,013	28,537	1.5	—	—	$—
10	Uber Technologies, Inc.	60.2	(4)	1,009,188	27,677	1.4	—	—	$71.9
11	Roche	7.0		416,833	26,541	1.4	Aa3	AA	$326.1
12	Merck & Co., Inc.	10.4		339,344	21,889	1.1	A1	A+	$204.3
13	Maxar Technologies	3.5	(5)	478,000	21,803	1.1	—	—	$2.2
14	Massachusetts Institute of Technology	6.5		257,626	21,165	1.1	Aaa	AAA	$—
15	The Children's Hospital Corporation	14.3		269,816	20,066	1.0	Aa2	AA	$—
16	New York University	9.4		203,500	19,241	1.0	Aa2	AA-	$—
17	Pfizer Inc.	3.0		416,996	17,742	0.9	A2	A+	$276.2
18	Apple Inc.	2.9		604,382	17,512	0.9	Aaa	AA+	$2,560.6
19	United States Government	7.6		315,908	17,491	0.9	Aaa	AA+	$—
20	Alphabet Inc.	4.7		354,304	16,985	0.9	Aa2	AA+	$1,775.6
	Total/weighted-average	10.2	(4)	10,181,961	$601,915	31.0%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)Based on aggregate annual rental revenue in effect as of June 30, 2022. Represents the percentage of our annual rental revenue generated by our top 20 tenants that are also investment-grade or publicly traded large cap tenants. Refer to the definitions of “Annual rental revenue” and “Investment-grade or publicly traded large cap tenants” in the “Non-GAAP measures and definitions” section within this Item 2 for our methodologies on annual rental revenue from unconsolidated real estate joint ventures and average market capitalization, respectively.
(2)Represents two leases in our Greater Boston and Seattle markets with in-place cash rents that are 5%–10% below current market. As of March 31, 2022, 2seventy bio, Inc. held $270.9 million of cash and cash equivalents.
(3)Represents the remaining lease term at four recently acquired properties with future redevelopment and development opportunities. The leases with this tenant were in place when we acquired the properties during the three months ended March 31, 2022.
(4)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue from our unconsolidated real estate joint ventures. Refer to footnote 1 for additional details. Excluding the ground leases, the weighted-average remaining lease term for our top 20 tenants was 7.8 years as of June 30, 2022.
(5)Represents the remaining lease term at two acquired properties with future redevelopment and development opportunities. The leases with this tenant were in place when we acquired the properties in 2019.

Locations of properties

The locations of our properties are diversified among a number of life science, agtech, and technology cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of June 30, 2022 in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	10,654,420	1,887,038	1,300,281	13,841,739	29%	85	$661,389	34%	$65.33
San Francisco Bay Area	8,678,996	230,592	300,010	9,209,598	20	72	477,206	25	61.26
New York City	1,204,461	—	65,558	1,270,019	3	5	96,228	5	82.14
San Diego	8,000,319	229,094	—	8,229,413	18	102	331,296	17	42.98
Seattle	2,813,803	311,631	213,976	3,339,410	7	46	108,333	6	39.60
Maryland	3,427,753	282,000	122,856	3,832,609	8	50	111,204	6	33.79
Research Triangle	3,550,170	329,718	376,871	4,256,759	9	42	94,291	5	28.41
Texas	1,668,718	—	201,499	1,870,217	4	14	36,884	1	28.20
Canada	614,028	—	—	614,028	1	7	11,190	—	23.74
Non-cluster/other markets	412,128	—	—	412,128	1	12	14,415	1	45.58
Properties held for sale	58,733	—	—	58,733	—	1	428	—	N/A
North America	41,083,529	3,270,073	2,581,051	46,934,653	100%	436	$1,942,864	100%	$50.80
		5,851,124

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	6/30/22		3/31/22	6/30/21	6/30/22	3/31/22	6/30/21
Greater Boston	95.0%	(1)	95.4%	95.5%	84.7%	85.0%	91.0%
San Francisco Bay Area	95.8		95.6	94.0	92.6	92.4	92.9
New York City	97.3	(2)	98.4	99.4	92.2	91.9	90.1
San Diego	96.3		94.2	93.8	96.3	92.7	92.3
Seattle	97.2		97.9	97.6	90.4	91.0	90.2
Maryland	97.6	(3)	100.0	98.9	94.2	96.4	90.3
Research Triangle	93.5		93.6	92.8	84.5	85.5	84.1
Texas	78.4		N/A	N/A	69.9	N/A	N/A
Subtotal	95.1		95.7	95.2	89.3	89.8	90.9
Canada	76.8		76.5	77.0	76.8	76.5	77.0
Non-cluster/other markets	76.7		80.4	46.0	76.7	75.7	46.0
North America	94.6%	(4)	94.7%	94.3%	89.0%	88.9%	90.1%

(1)Decline in occupancy primarily related to temporary vacancy of 40,282 RSF at one property in our Cambridge submarket.
(2)Decline in occupancy related to temporary vacancy of 13,298 RSF at 450 E. 29th Street. This space is leased with occupancy to commence in the third quarter of 2022.
(3)Decline in occupancy primarily related to temporary vacancy at one property in our Alexandria Technology Center® – Gaithersburg II campus. This space is leased with occupancy to commence in first quarter of 2023.
(4)Includes 1.6 million RSF, or 3.8%, of vacancy at recently acquired properties (noted below) representing lease-up opportunities that are expected to generate incremental annual rental revenue. Approximately 34% of the vacant 1.6 million RSF is currently leased/negotiating. Additionally, approximately 23% of the vacant 1.6 million RSF represents spaces, spread across multiple recently acquired properties, that are expected to be converted to laboratory/office space in the future. We expect to deliver 19% of the 1.6 million RSF over the next two quarters. Excluding recently acquired vacancies, occupancy of operating properties in North America was 98.4% as of June 30, 2022. The following table provides vacancy detail for our recent acquisitions:

		As of June 30, 2022			Percentage of Vacancy Leased/Negotiating RSF
		Vacant RSF	Operating Properties Occupancy Impact
Property	Market/Submarket		Region	North America
Intersection Campus	Texas/Austin	159,638	9.6%	0.4%	100%
601 and 611 Gateway Boulevard	San Francisco Bay Area/South San Francisco	153,596	1.8%	0.4	46
Alexandria Center® for Life Science – Durham	Research Triangle/Research Triangle	128,387	3.6%	0.3	53
275 Grove Street	Greater Boston/Route 128	124,240	1.2%	0.3	—	(5)
Alexandria Center® for Life Science – Fenway	Greater Boston/Fenway	89,458	0.8%	0.2	20
Other acquisitions	Various	909,833	N/A	2.2	24
		1,565,152		3.8%	34%
(5)We are evaluating options to develop or redevelop this space for laboratory space in the future.

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

Our investments in real estate consisted of the following as of June 30, 2022 (dollars in thousands):

		Development and Redevelopment
	Operating	Under Construction	Near Term		Intermediate Term	Future	Subtotal	Total
Investments in real estate
Gross book value as of June 30, 2022(1)	$24,153,058	$3,746,801	$1,578,141		$687,091	$1,831,371	$7,843,404	$31,996,462

Square footage
Operating	41,083,529	—	—		—	—	—	41,083,529
New Class A development and redevelopment properties	—	5,851,124	6,984,447	(2)	3,920,041	20,419,252	37,174,864	37,174,864
Value-creation square feet currently included in rental properties(3)	—	—	(944,983)		(28,535)	(3,197,239)	(4,170,757)	(4,170,757)
Total square footage	41,083,529	5,851,124	6,039,464		3,891,506	17,222,013	33,004,107	74,087,636

(1)Balances exclude accumulated depreciation and our share of the cost basis associated with our properties held by our unconsolidated real estate joint ventures, which is classified as investments in unconsolidated real estate joint ventures in our consolidated balance sheets.
(2)Includes 2.0 million RSF currently 89% leased/negotiating and expected to commence construction in the next six quarters. Refer to “New Class A development and redevelopment properties: current projects” within this Item 2 for additional details.
(3)Refer to “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details on value-creation square feet currently included in rental properties.

Acquisitions

Our real estate asset acquisitions for the six months ended June 30, 2022 consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy	Square Footage						Purchase Price
					Acquisitions With Development and Redevelopment Opportunities(1)
					Future Development		Operating With Future Development/ Redevelopment	Operating(2)	Operating	Total(3)

Six months ended June 30, 2022:
One Hampshire Street(4)	Cambridge/Inner Suburbs/Greater Boston	6/23/22	1	100%	—		88,591	—	—	88,591	$140,000
421 Park Drive	Fenway/Greater Boston	1/13/22	—	N/A	202,997	(5)	—	—	—	202,997	81,119	(5)
225 and 235 Presidential Way	Route 128/Greater Boston	1/28/22	2	100	—		440,130	—	—	440,130	124,673
1150 El Camino Real	South San Francisco/San Francisco Bay Area	2/8/22	1	99	610,000		431,940	70,000	—	680,000	118,000
3301, 3303, 3305, and 3307 Hillview Avenue	Greater Stanford/ San Francisco Bay Area	1/6/22	4	100	—		292,013	—	—	292,013	446,000
Costa Verde by Alexandria	University Town Center/ San Diego	1/11/22	2	100	537,000		8,730	—	—	545,730	125,000
800 Mercer Street (60% interest in consolidated JV)	Lake Union/Seattle	3/18/22	—	N/A	869,000		—	—	—	869,000	87,608
Alexandria Center® for Life Science – Durham	Research Triangle/Research Triangle	1/11/22	—	N/A	1,175,000		—	—	—	1,175,000	99,428
104 and 108/110/112/114 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive(6)	Research Triangle/Research Triangle	1/6/22	4	89	750,000		69,485	—	—	819,485	80,000
Intersection Campus	Texas	2/18/22	9	81	—		998,099	—	—	998,099	400,400
Other	Various	Various	9	90	1,342,994		537,654	381,760	—	2,262,408	418,635
			32	91%	5,486,991		2,866,642	451,760	—	8,373,453	$2,120,863

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
(4)Represents the acquisition of a condominium interest in two floors of a seven-story building.
(5)Represents the incremental purchase price related to the achievement of additional entitlement rights aggregating 202,997 SF at our Alexandria Center® for Life Science – Fenway mega campus.
(6)Includes the acquisition of fee simple interests in the land underlying our recently acquired 108/110/112/114 TW Alexander Drive buildings, which were previously subject to ground leases.

Dispositions and sales of partial interest

Our completed dispositions of and sales of partial interests in real estate assets during the six months ended June 30, 2022 consisted of the following (dollars in thousands, except for sales price per RSF):

						Capitalization Rate (Cash Basis)			Sales Price per RSF	Gain or Consideration in Excess of Book Value
Property	Submarket/Market	Date of Sale	Interest Sold	RSF	Capitalization Rate		Sales Price
Six months ended June 30, 2022:
100 Binney Street	Cambridge/Inner Suburbs/Greater Boston	3/30/22	70%	432,931	3.6%	3.5%	$713,228	(1)	$2,353	$413,615	(2)
300 Third Street	Cambridge/Inner Suburbs/Greater Boston	6/27/22	70%	131,963	4.6%	4.3%	166,485	(1)	$1,802	113,020	(2)
Alexandria Park at 128, 285 Bear Hill Road, 111 and 130 Forbes Boulevard, and 20 Walkup Drive	Route 128 and Route 495/Greater Boston	6/8/22	100%	617,043	5.1%	5.1%	334,397		$542	202,325
Other					N/A	N/A	47,800		N/A	11,895
							$1,261,910			$740,855

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

Projects Either Under Construction or Expected to Commence Construction in the Next Six Quarters(1)
>$665 Million Projected Incremental Annual Rental Revenue Primarily Commencing From the Third Quarter of 2022 Through the Second Quarter of 2025

7.8 million RSF(2)

78% Leased/Negotiating

As of June 30, 2022.

(1)We may also commence additional projects in this time frame, subject to market conditions.
(2)Includes 5.9 million RSF under construction that is 75% leased/negotiating and 2.0 million RSF expected to commence construction in the next six quarters that is 89% leased/negotiating.

New Class A development and redevelopment properties: recent deliveries

The Arsenal on the Charles	201 Haskins Way	825 and 835 Industrial Road	3160 Porter Drive
Greater Boston/ Cambridge/Inner Suburbs	San Francisco Bay Area/ South San Francisco	San Francisco Bay Area/ Greater Stanford	San Francisco Bay Area/ Greater Stanford
287,570 RSF	323,190 RSF	526,129 RSF	92,300 RSF
100% Occupancy	100% Occupancy	100% Occupancy	83% Occupancy

Industrial Rd
Commercial St
ALEXANDRIA CENTER
FOR LIFE SCIENCE

30-02 48th Avenue	3115 Merryfield Row	10055 Barnes Canyon Road	5505 Morehouse Drive
New York City/New York City	San Diego/Torrey Pines	San Diego/Sorrento Mesa	San Diego/Sorrento Mesa
71,629 RSF	146,456 RSF	110,454 RSF	79,945 RSF
100% Occupancy	93% Occupancy	100% Occupancy	100% Occupancy

New Class A development and redevelopment properties: recent deliveries (continued)

9601 and 9603 Medical Center Drive	9950 Medical Center Drive	20400 Century Boulevard
Maryland/Rockville	Maryland/Rockville	Maryland/Gaithersburg
17,378 RSF	84,264 RSF	36,227 RSF
100% Occupancy	100% Occupancy	100% Occupancy

2400 Ellis Road, 40 and 41 Moore Drive, and 14 TW Alexander Drive(1)	5 and 9 Laboratory Drive(2)	8 and 10 Davis Drive(3)
Research Triangle/Research Triangle	Research Triangle/Research Triangle	Research Triangle/Research Triangle
326,445 RSF	278,720 RSF	250,000 RSF
100% Occupancy	100% Occupancy	94% Occupancy

(1)Image represents 2400 Ellis Road in our Alexandria Center® for Life Science – Durham mega campus.
(2)Image represents 9 Laboratory Drive in our Alexandria Center® for AgTech campus.
(3)Image represents 10 Davis Drive in our Alexandria Center® for Advanced Technologies mega campus.

New Class A development and redevelopment properties: recent deliveries (continued)
The following table presents value-creation development and redevelopment of new Class A properties placed into service during the three months ended June 30, 2022 (dollars in thousands):

Property/Market/Submarket	2Q22 Delivery Date(1)	Our Ownership Interest	RSF Placed in Service				Occupancy Percentage(3)	Total Project		Unlevered Yields
			Prior to 1/1/22	1Q22	2Q22(2)	Total				Initial Stabilized	Initial Stabilized (Cash Basis)
								RSF	Investment
Development projects
201 Haskins Way/San Francisco Bay Area/South San Francisco	N/A	100%	270,879	52,311	—	323,190	100%	323,190	$367,000	6.3%	6.0%
825 and 835 Industrial Road/San Francisco Bay Area/Greater Stanford	N/A	100%	476,211	49,918	—	526,129	100%	526,129	631,000	6.7	6.5
3115 Merryfield Row/San Diego/Torrey Pines	N/A	100%	—	146,456	—	146,456	93%	146,456	150,000	6.3	6.2
9804 Medical Center Drive/Maryland/Rockville	N/A	100%	—	—		—	100%
10055 Barnes Canyon Road/San Diego/Sorrento Mesa	5/11/22	50%	—	—	110,454	110,454	100%	195,435	181,000	7.2	6.6
9950 Medical Center Drive/Maryland/Rockville	N/A	100%	—	84,264	—	84,264	100%	84,264	57,000	8.9	7.8
5 and 9 Laboratory Drive/Research Triangle/Research Triangle	N/A	100%	267,509	11,211	—	278,720	100%	340,400	216,000	7.2	7.1
8 and 10 Davis Drive/Research Triangle/Research Triangle	6/21/22	100%	65,247	44,980	139,773	250,000	94%	250,000	159,000	7.6	7.3

Redevelopment projects
The Arsenal on the Charles/Greater Boston/Cambridge/Inner Suburbs	5/7/22	100%	137,111	99,796	50,663	287,570	100%	872,665	831,000	6.3	5.5
3160 Porter Drive/San Francisco Bay Area/Greater Stanford	N/A	100%	57,696	34,604	—	92,300	83%	92,300	117,000	4.6	4.6
30-02 48th Avenue/New York City/New York City	5/16/22	100%	41,848	11,092	18,689	71,629	100%	179,100	224,000	5.8	5.8
5505 Morehouse Drive/San Diego/Sorrento Mesa	4/27/22	100%	28,324	—	51,621	79,945	100%	79,945	68,000	7.1	7.2
9601 and 9603 Medical Center Drive/Maryland/Rockville	N/A	100%	17,378	—	—	17,378	100%	95,911	54,000	8.4	7.1
20400 Century Boulevard/Maryland/Gaithersburg	6/1/22	100%	—	32,033	4,194	36,227	100%	80,550	35,000	8.5	8.6
2400 Ellis Road, 40 and 41 Moore Drive, and 14 TW Alexander Drive/Research Triangle/Research Triangle	N/A	100%	326,445	—	—	326,445	100%	703,316	337,000	7.5	6.7
Total	5/18/22		1,688,648	566,665	375,394	2,630,707		3,969,661	$3,427,000	6.7%	6.2%

(1)Represents the average delivery date for deliveries that occurred during the three months ended June 30, 2022, weighted by annual rental revenue.
(2)We expect the development and redevelopment RSF placed in service during the three months ended June 30, 2022 to generate initial annual net operating income of approximately $21 million for the twelve months following delivery.
(3)Relates to total operating RSF placed in service as of the most recent delivery.

New Class A development and redevelopment properties: current projects

325 Binney Street	One Rogers Street	99 Coolidge Avenue	500 North Beacon Street and 4 Kingsbury Avenue	The Arsenal on the Charles
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs
462,100 RSF	403,892 RSF	320,809 RSF	248,018 RSF	100,108 RSF
100% Leased	100% Leased	36% Leased/Negotiating	85% Leased/Negotiating	95% Leased/Negotiating

201 Brookline Avenue	15 Necco Street	40, 50, and 60 Sylvan Road	840 Winter Street	651 Gateway Boulevard
Greater Boston/Fenway	Greater Boston/ Seaport Innovation District	Greater Boston/Route 128	Greater Boston/Route 128	San Francisco Bay Area/ South San Francisco
510,116 RSF	345,995 RSF	202,428 RSF	139,984 RSF	300,010 RSF
96% Leased/Negotiating	97% Leased/Negotiating	61% Leased/Negotiating	100% Leased	7% Leased/Negotiating

New Class A development and redevelopment properties: current projects (continued)

751 Gateway Boulevard	30-02 48th Avenue	10055 Barnes Canyon Road	1150 Eastlake Avenue East	9810 Darnestown Road
San Francisco Bay Area/ South San Francisco	New York City/New York City	San Diego/Sorrento Mesa	Seattle/Lake Union	Maryland/Rockville
230,592 RSF	65,558 RSF	84,981 RSF	311,631 RSF	192,000 RSF
100% Leased	72% Leased/Negotiating	100% Leased	89% Leased/Negotiating	100% Leased

9808 Medical Center Drive	9601 and 9603 Medical Center Drive	2400 Ellis Road, 40 and 41 Moore Drive, and 14 TW Alexander Drive(1)	4 Davis Drive	6040 George Watts Hill Drive, Phase II
Maryland/Rockville	Maryland/Rockville	Research Triangle/Research Triangle	Research Triangle/Research Triangle	Research Triangle/Research Triangle
90,000 RSF	78,533 RSF	376,871 RSF	180,000 RSF	88,038 RSF
29% Leased/Negotiating	100% Leased	86% Leased/Negotiating	—% Leased/Negotiating	100% Leased

(1)Image represents 14 TW Alexander Drive in our Alexandria Center® for Life Science – Durham mega campus.

New Class A development and redevelopment properties: current projects (continued)

The following tables set forth a summary of our new Class A development and redevelopment properties under construction and pre-leased/negotiating near-term projects as of June 30, 2022 (dollars in thousands):

Market Property/Submarket		Square Footage			Percentage			Occupancy(1)
	Dev/Redev	In Service	CIP	Total	Leased	Leased/Negotiating		Initial	Stabilized
Under construction
Greater Boston
325 Binney Street/Cambridge/Inner Suburbs	Dev	—	462,100	462,100	100%	100%		2023	2024
One Rogers Street/Cambridge/Inner Suburbs	Redev	4,367	403,892	408,259	100	100		2023	2023
99 Coolidge Avenue/Cambridge/Inner Suburbs	Dev	—	320,809	320,809	36	36		2024	2025
500 North Beacon Street and 4 Kingsbury Avenue/Cambridge/Inner Suburbs	Dev	—	248,018	248,018	85	85		2024	2025
The Arsenal on the Charles/Cambridge/Inner Suburbs	Redev	772,557	100,108	872,665	95	95		3Q21	2022
201 Brookline Avenue/Fenway	Dev	—	510,116	510,116	96	96		2022	2023
15 Necco Street/Seaport Innovation District	Dev	—	345,995	345,995	97	97		2024	2024
40, 50, and 60 Sylvan Road/Route 128	Redev	312,845	202,428	515,273	61	61		2023	2024
840 Winter Street/Route 128	Redev	28,230	139,984	168,214	100	100		2024	2024
Other	Redev	—	453,869	453,869	—	—		2023	2025
San Francisco Bay Area
651 Gateway Boulevard/South San Francisco	Redev	—	300,010	300,010	—	7	(2)	2023	2025
751 Gateway Boulevard/South San Francisco	Dev	—	230,592	230,592	100	100		2023	2023
New York City
30-02 48th Avenue/New York City	Redev	113,542	65,558	179,100	67	72		4Q20	2022
San Diego
10055 Barnes Canyon Road/Sorrento Mesa	Dev	110,454	84,981	195,435	100	100		2Q22	2022
10102 Hoyt Park Drive/Sorrento Mesa	Dev	—	144,113	144,113	100	100		2023	2023
Seattle
1150 Eastlake Avenue East/Lake Union	Dev	—	311,631	311,631	73	89		2023	2024
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Bothell	Redev	246,647	213,976	460,623	70	70		2022	2023
Maryland
9810 Darnestown Road/Rockville	Dev	—	192,000	192,000	100	100		2024	2024
9808 Medical Center Drive/Rockville	Dev	—	90,000	90,000	29	29		2023	2024
9601 and 9603 Medical Center Drive/Rockville	Redev	17,378	78,533	95,911	100	100		4Q21	2023
20400 Century Boulevard/Gaithersburg	Redev	36,227	44,323	80,550	77	100		1Q22	2023
Research Triangle
2400 Ellis Road, 40 and 41 Moore Drive, and 14 TW Alexander Drive/ Research Triangle	Redev	326,445	376,871	703,316	86	86		2Q21	2024
4 Davis Drive/Research Triangle	Dev	—	180,000	180,000	—	—	(2)	2023	2024
6040 George Watts Hill Drive, Phase II/Research Triangle	Dev	—	88,038	88,038	100	100		2024	2024
5 and 9 Laboratory Drive/Research Triangle	Redev/Dev	278,720	61,680	340,400	96	96		3Q21	2022
Texas
8800 Technology Forest Place/Greater Houston	Redev	—	201,499	201,499	23	23		2023	2024
		2,247,412	5,851,124	8,098,536	74%	75%
(1)Initial occupancy dates are subject to leasing and/or market conditions. Multi-tenant projects may have occupancy by tenants over a period of time. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy.
(2)This development project is focused on demand from our existing tenants in our adjacent properties/campuses. This project will also address demand from other non-ARE properties/campuses.

New Class A development and redevelopment properties: current projects (continued)

Market Property/Submarket		Square Footage			Percentage
	Dev/Redev	In Service	CIP	Total	Leased	Leased/Negotiating
Pre-leased/negotiating near-term projects expected to commence construction in the next six quarters
San Francisco Bay Area
230 Harriet Tubman Way/South San Francisco	Dev	—	285,346	285,346	100%	100%
San Diego
11255 and 11355 North Torrey Pines Road/Torrey Pines	Dev	—	309,094	309,094	100	100
10931 and 10933 North Torrey Pines Road/Torrey Pines	Dev	—	299,158	299,158	100	100
Alexandria Point, Phase II/University Town Center	Dev	—	426,927	426,927	100	100
Alexandria Point, Phase I/University Town Center	Dev	—	171,102	171,102	100	100
Seattle
701 Dexter Avenue North/Lake Union	Dev	—	226,586	226,586	—	9
Maryland
9820 Darnestown Road/Rockville	Dev	—	250,000	250,000	—	100
		—	1,968,213	1,968,213	76	89
		2,247,412	7,819,337	10,066,749	74%	78%

New Class A development and redevelopment properties: current projects (continued)

	Our Ownership Interest							Unlevered Yields
Market Property/Submarket		In Service	CIP	Cost to Complete		Total at Completion		Initial Stabilized	Initial Stabilized (Cash Basis)

Under construction
Greater Boston
325 Binney Street/Cambridge/Inner Suburbs	100%	$—	$334,164	$446,836		$781,000		8.6%	7.2%
One Rogers Street/Cambridge/Inner Suburbs	100%	10,765	916,883	278,352		1,206,000		5.2%	4.2%
99 Coolidge Avenue/Cambridge/Inner Suburbs	75.0%	—	103,179	TBD
500 North Beacon Street and 4 Kingsbury Avenue/Cambridge/Inner Suburbs	100%	—	85,054	341,946		427,000		6.2%	5.5%
The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	668,330	112,141	50,529		831,000		6.3%	5.5%
201 Brookline Avenue/Fenway	98.6%	—	600,014	133,986		734,000		7.2%	6.2%
15 Necco Street/Seaport Innovation District	90.0%	—	268,155	298,845		567,000		6.7%	5.5%
40, 50, and 60 Sylvan Road/Route 128	100%	173,674	110,661	TBD
840 Winter Street/Route 128	100%	13,227	86,450	108,323		208,000		7.5%	6.5%
Other	100%	—	120,171	TBD
San Francisco Bay Area
651 Gateway Boulevard/South San Francisco	50.0%	—	129,655	TBD
751 Gateway Boulevard/South San Francisco	51.0%	—	134,513	155,487		290,000		6.5%	6.3%
New York City
30-02 48th Avenue/New York City	100%	115,134	83,635	25,231		224,000		5.8%	5.8%
San Diego
10055 Barnes Canyon Road/Sorrento Mesa	50.0%	67,997	44,054	68,949		181,000		7.2%	6.6%
10102 Hoyt Park Drive/Sorrento Mesa	100%	—	65,628	48,372		114,000		7.4%	6.5%
Seattle
1150 Eastlake Avenue East/Lake Union	100%	—	154,126	250,874		405,000		6.4%	6.2%
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Bothell	100%	56,563	76,841	TBD
Maryland
9810 Darnestown Road/Rockville	100%	—	49,148	83,852		133,000		6.9%	6.2%
9808 Medical Center Drive/Rockville	100%	—	30,123	TBD
9601 and 9603 Medical Center Drive/Rockville	100%	6,288	28,911	18,801		54,000		8.4%	7.1%
20400 Century Boulevard/Gaithersburg	100%	15,296	9,747	9,957		35,000		8.5%	8.6%
Research Triangle
2400 Ellis Road, 40 and 41 Moore Drive, and 14 TW Alexander Drive/Research Triangle	100%	93,455	101,799	141,746		337,000		7.5%	6.7%
4 Davis Drive/Research Triangle	100%	—	21,362	TBD
6040 George Watts Hill Drive, Phase II/Research Triangle	100%	—	4,256	59,744		64,000		8.0%	7.0%
5 and 9 Laboratory Drive/Research Triangle	100%	162,721	37,986	15,293		216,000		7.2%	7.1%
Texas
8800 Technology Forest Place/Greater Houston	100%	—	38,145	TBD

		$1,383,450	$3,746,801	$4,210,000	(1)	$9,340,000	(1)
(1)Amounts rounded to the nearest $10 million.

New Class A development and redevelopment properties: summary of pipeline

The following table summarizes the key information for all our development and redevelopment projects in North America as of June 30, 2022 (dollars in thousands):

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Under Construction	Near Term	Intermediate Term	Future

Greater Boston
Mega Campus: Alexandria Center® at One Kendall Square/Cambridge/Inner Suburbs	100%	$334,164	462,100	—	—	—	462,100
325 Binney Street
Mega Campus: Alexandria Center® at Kendall Square/Cambridge/ Inner Suburbs	100%	916,883	403,892	—	—	—	403,892
One Rogers Street
Mega Campus: The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	207,990	348,126	—	—	34,157	382,283
311 Arsenal Street, 400 and 500 North Beacon Street, 100 Talcott Avenue, and 4 Kingsbury Avenue
99 Coolidge Avenue/Cambridge/Inner Suburbs	75.0%	103,179	320,809	—	—	—	320,809
Mega Campus: Alexandria Center® for Life Science – Fenway/Fenway	(2)	868,320	510,116	507,997	—	—	1,018,113
201 Brookline Avenue and 421 Park Drive
15 Necco Street/Seaport Innovation District	90.0%	268,155	345,995	—	—	—	345,995
Reservoir Woods/Route 128	100%	159,850	202,428	312,845	—	440,000	955,273
40, 50, and 60 Sylvan Road
840 Winter Street/Route 128	100%	86,450	139,984	28,230	—	—	168,214
275 Grove Street/Route 128	100%	—	—	160,251	—	—	160,251
10 Necco Street/Seaport Innovation District	100%	96,555	—	—	175,000	—	175,000
215 Presidential Way/Route 128	100%	6,808	—	—	112,000	—	112,000
Mega Campus: 480 Arsenal Way and 500 and 550 Arsenal Street/Cambridge/Inner Suburbs	100%	56,988	—	—	—	775,000	775,000
550 Arsenal Street
Mega Campus: Alexandria Technology Square®/Cambridge/ Inner Suburbs	100%	7,881	—	—	—	100,000	100,000
Mega Campus: 380 and 420 E Street/Seaport Innovation District	100%	123,514	—	—	—	1,000,000	1,000,000
99 A Street/Seaport Innovation District	100%	48,882	—	—	—	235,000	235,000
Mega Campus: One Upland Road, 100 Tech Drive, and One Investors Way/Route 128	100%	24,264	—	—	—	1,100,000	1,100,000
Other value-creation projects	100%	174,664	453,869	190,992	—	466,504	1,111,365
		$3,484,547	3,187,319	1,200,315	287,000	4,150,661	8,825,295

Refer to the definition of “Mega campus” in the “Definitions and reconciliations” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

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
(2)We have a 98.6% ownership interest in 201 Brookline Avenue aggregating 510,116 SF, which is currently under construction. We have a 100% ownership interest in the near-term development project at 421 Park Drive aggregating 507,997 SF.

New Class A development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment					Total(1)
			Under Construction	Near Term	Intermediate Term		Future

San Francisco Bay Area
Mega Campus: Alexandria Technology Center® – Gateway/ South San Francisco	(2)	$286,827	530,602	—	—		291,000	821,602
651 and 751 Gateway Boulevard
Mega Campus: Alexandria Center® for Science and Technology – Mission Bay/Mission Bay	100%	74,098	—	191,000	—		—	191,000
1450 Owens Street
Alexandria Center® for Life Science – Millbrae/South San Francisco	48.5%	167,091	—	633,747	—		—	633,747
230 Harriet Tubman Way, 201 and 231 Adrian Road, and 6 and 30 Rollins Road
3825 and 3875 Fabian Way/Greater Stanford	100%	—	—	250,000	—		228,000	478,000
Mega Campus: Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%	369,162	—	105,000	700,000		692,830	1,497,830
960 Industrial Road, 987 and 1075 Commercial Street, and 888 Bransten Road
901 California Avenue/Greater Stanford	100%	6,337	—	56,924	—		—	56,924
Mega Campus: 88 Bluxome Street/SoMa	100%	331,907	—	1,070,925	—		—	1,070,925
Mega Campus: 1122, 1150, and 1178 El Camino Real/South San Francisco	100%	335,885	—	—	—		1,930,000	1,930,000
Mega Campus: 211(3), 213(3), 249, 259, 269, and 279 East Grand Avenue/ South San Francisco	100%	6,624	—	—	—		90,000	90,000
211 East Grand Avenue
Other value-creation projects	100%	—	—	—	—		25,000	25,000
		1,577,931	530,602	2,307,596	700,000		3,256,830	6,795,028
New York City
Alexandria Center® for Life Science – Long Island City/New York City	100%	115,368	65,558	135,938	—		—	201,496
30-02 48th Avenue and 47-50 30th Street
Mega Campus: Alexandria Center® for Life Science – New York City/ New York City	100%	98,380	—	—	550,000	(4)	—	550,000
219 East 42nd Street/New York City	100%	—	—	—	—		579,947	579,947
		$213,748	65,558	135,938	550,000		579,947	1,331,443

Refer to the definition of “Mega campus” in the “Definitions and reconciliations” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

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
(2)We have a 50.0% ownership interest in 651 Gateway Boulevard aggregating 300,010 RSF and a 51.0% ownership interest in 751 Gateway Boulevard aggregating 230,592 RSF.
(3)We own a partial interest in this property through a real estate joint venture. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional details.
(4)Pursuant to an option agreement, we are currently negotiating a long-term ground lease with the City of New York for the future site of a new building approximating 550,000 SF.

New Class A development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Under Construction	Near Term	Intermediate Term	Future

San Diego
Mega Campus: SD Tech by Alexandria/Sorrento Mesa	50.0%	$143,560	84,981	190,074	160,000	333,845	768,900
9805 Scranton Road and 10055 and 10075 Barnes Canyon Road
Scripps Science Park by Alexandria/Sorrento Mesa	100%	121,206	144,113	105,000	70,041	164,000	483,154
10102 Hoyt Park Drive, 10048 and 12019 Meanley Drive, and 10277 Scripps Ranch Boulevard
Mega Campus: One Alexandria Square/Torrey Pines	100%	224,288	—	608,252	—	125,280	733,532
10931, 10933, 11255, and 11355 North Torrey Pines Road and 10975 and 10995 Torreyana Road
Mega Campus: Alexandria Point/University Town Center	55.0%	130,202	—	598,029	—	324,445	922,474
10260 Campus Point Drive and 4110, 4150, and 4161 Campus Point Court
Mega Campus: Sequence District by Alexandria/Sorrento Mesa	100%	41,334	—	200,000	509,000	1,089,915	1,798,915
6260, 6290, 6310, 6340, 6350, and 6450 Sequence Drive
Mega Campus: University District/University Town Center	100%	193,622	—	—	1,137,000	—	1,137,000
9363, 9373, 9393 Towne Centre Drive, 4555 Executive Drive, 8410-8750 Genesee Avenue, and 4282 Esplanade Court
9444 Waples Street/Sorrento Mesa	50.0%	21,058	—	—	149,000	—	149,000
Mega Campus: 5200 Illumina Way/University Town Center	51.0%	14,487	—	—	—	451,832	451,832
4025, 4031, 4045, and 4075 Sorrento Valley Boulevard/Sorrento Valley	100%	20,281	—	—	—	247,000	247,000
Other value-creation projects	100%	71,919	—	—	—	539,235	539,235
		981,957	229,094	1,701,355	2,025,041	3,275,552	7,231,042
Seattle
Mega Campus: The Eastlake Life Science Campus by Alexandria/ Lake Union	100%	154,126	311,631	—	—	—	311,631
1150 Eastlake Avenue East
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Bothell	100%	76,841	213,976	50,552	—	—	264,528
3301, 3555, and 3755 Monte Villa Parkway
Mega Campus: Alexandria Center® for Life Science – South Lake Union/ Lake Union	(2)	342,946	—	1,095,586	—	188,400	1,283,986
601 and 701 Dexter Avenue North and 800 Mercer Street
830 and 1010 4th Avenue South/SoDo	100%	$52,789	—	—	—	597,313	597,313

Refer to the definition of “Mega campus” in the “Definitions and reconciliations” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

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
(2)We have a 100% ownership interest in 601 and 701 Dexter Avenue North aggregating 414,986 SF and a 60% ownership interest in the near-term development project at 800 Mercer Street aggregating 869,000 SF.

New Class A development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment				Total(1)
				Under Construction	Near Term	Intermediate Term	Future

Seattle (continued)
Mega Campus: Alexandria Center® for Advanced Technologies – Canyon Park/Bothell	100%	$13,392		—	—	—	230,000	230,000
21660 20th Avenue Southeast
Other value-creation projects	100%	79,258		—	—	—	691,000	691,000
		719,352		525,607	1,146,138	—	1,706,713	3,378,458
Maryland
Mega Campus: Alexandria Center® for Life Science – Shady Grove/Rockville	100%	143,407		360,533	250,000	258,000	38,000	906,533
9601, 9603, and 9808 Medical Center Drive and 9810, 9820, and 9830 Darnestown Road								—
20400 Century Boulevard/Gaithersburg	100%	9,747		44,323	—	—	—	44,323
		153,154		404,856	250,000	258,000	38,000	950,856
Research Triangle
Mega Campus: Alexandria Center® for Life Science – Durham/ Research Triangle	100%	248,421		376,871	—	—	2,060,000	2,436,871
40 and 41 Moore Drive and 14 TW Alexander Drive
Mega Campus: Alexandria Center® for Advanced Technologies/ Research Triangle	100%	56,401		180,000	—	—	990,000	1,170,000
4 and 12 Davis Drive
6040 George Watts Hill Drive, Phase II/Research Triangle	100%	4,256		88,038	—	—	—	88,038
Alexandria Center® for AgTech/Research Triangle	100%	37,986		61,680	—	—	—	61,680
9 Laboratory Drive
Mega Campus: Alexandria Center® for NextGen Medicines/ Research Triangle	100%	98,089		—	100,000	100,000	855,000	1,055,000
3029 East Cornwallis Road
120 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive/Research Triangle	100%	50,121		—	—	—	750,000	750,000
Other value-creation projects	100%	4,185		—	—	—	76,262	76,262
		499,459		706,589	100,000	100,000	4,731,262	5,637,851
Texas
8800 Technology Forest Place/Greater Houston	100%	42,981		201,499	—	—	116,287	317,786
Other value-creation projects	100%	136,837		—	143,105	—	2,090,000	2,233,105
		179,818		201,499	143,105	—	2,206,287	2,550,891
Other value-creation projects	100%	33,438		—	—	—	474,000	474,000
Total pipeline as of June 30, 2022		$7,843,404	(2)	5,851,124	6,984,447	3,920,041	20,419,252	37,174,864	(1)

Refer to the definition of “Mega campus” in the “Definitions and reconciliations” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

(1)Total square footage includes 4,170,757 RSF of buildings currently in operation that will be redeveloped or replaced with new development RSF upon commencement of future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Total book value includes $3.7 billion of projects currently under construction that are 75% leased/negotiating. We also expect to commence construction on pre-leased/negotiating near-term projects aggregating $441.8 million in the next six quarters that are 89% leased/negotiating.

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our annual report on Form 10-K for the year ended December 31, 2021 and our subsequent quarterly reports on Form 10-Q. We believe that such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe that this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of held for sale assets are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments and impairments of real estate and non-real estate investments are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Impairments of non-real estate investments are not related to the operating performance of our real estate as they represent the write-down of non-real estate investments when their fair values decrease below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items included in the tabular disclosure for current periods are described in further detail within this Item 2. Key items included in net income attributable to Alexandria’s common stockholders for the three and six months ended June 30, 2022 and 2021 and the related per share amounts were as follows (in millions, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Amount		Per Share – Diluted		Amount		Per Share – Diluted
Unrealized (losses) gains on non-real estate investments	$(68.1)	$244.0	$(0.42)	$1.67	$(331.6)	$197.8	$(2.07)	$1.39
Significant realized gains on non-real estate investments	—	34.8	—	0.24	—	57.7	—	0.41
Gain on sales of real estate	214.2	—	1.33	—	214.2	2.8	1.34	0.02
Impairment of real estate	—	(4.9)	—	(0.03)	—	(10.1)	—	(0.07)
Loss on early extinguishment of debt	(3.3)	—	(0.02)	—	(3.3)	(67.3)	(0.02)	(0.47)
Total	$142.8	$273.9	$0.89	$1.88	$(120.7)	$180.9	$(0.75)	$1.28

Same properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as Same Properties. For additional information on the determination of our Same Properties portfolio, refer to the definition of “Same property comparisons” in the “Non-GAAP measures and definitions” section within this Item 2. The following table presents information regarding our Same Properties for the three and six months ended June 30, 2022:

	June 30, 2022
	Three Months Ended	Six Months Ended
Percentage change in net operating income over comparable period from prior year	7.5%	7.7%
Percentage change in net operating income (cash basis) over comparable period from prior year	10.2%	8.6%
Operating margin	71%	71%
Number of Same Properties	287	266
RSF	28,897,189	27,008,468
Occupancy – current-period average	95.9%	95.8%
Occupancy – same-period prior-year average	94.5%	94.6%

The following table reconciles the number of Same Properties to total properties for the six months ended June 30, 2022:

Development – under construction	Properties
5 and 9 Laboratory Drive	2
4 Davis Drive	1
201 Brookline Avenue	1
10055 Barnes Canyon Road	1
15 Necco Street	1
751 Gateway Boulevard	1
325 Binney Street	1
1150 Eastlake Avenue East	1
10102 Hoyt Park Drive	1
9810 Darnestown Road	1
99 Coolidge Avenue	1
500 North Beacon Street and 4 Kingsbury Avenue	2
9808 Medical Center Drive	1
6040 George Watts Hill Drive	1
16
Development – placed into service after January 1, 2021	Properties
1165 Eastlake Avenue East	1
201 Haskins Way	1
825 and 835 Industrial Road	2
9950 Medical Center Drive	1
3115 Merryfield Row	1
8 and 10 Davis Drive	2
8
Redevelopment – under construction	Properties
30-02 48th Avenue	1
The Arsenal on the Charles	11
2400 Ellis Road, 40 and 41 Moore Drive, and 14 TW Alexander Drive	4
840 Winter Street	1
20400 Century Boulevard	1
9601 and 9603 Medical Center Drive	2
One Rogers Street	1
40, 50, and 60 Sylvan Road	3
Alexandria Center® for Advanced Technologies – Monte Villa Parkway	6
651 Gateway Boulevard	1
8800 Technology Forest Place	1
Other	2
34

Redevelopment – placed into service after January 1, 2021	Properties
700 Quince Orchard Road	1
3160 Porter Drive	1
5505 Morehouse Drive	1
Other	1
4
Acquisitions after January 1, 2021	Properties
3301, 3303, 3305, 3307, 3420, and 3440 Hillview Avenue	6
Sequence District by Alexandria	5
Alexandria Center® for Life Science – Fenway	1
550 Arsenal Street	1
1501-1599 Industrial Road	6
One Investors Way	2
2475 Hanover Street	1
10975 and 10995 Torreyana Road	2
Pacific Technology Park	6
1122 and 1150 El Camino Real	2
12 Davis Drive	1
7360 Carroll Road	1
8505 Costa Verde Boulevard and 4260 Nobel Drive	2
225 and 235 Presidential Way	2
104 TW Alexander Drive	4
One Hampshire Street	1
Intersection Campus	12
Other	48
103
Unconsolidated real estate JVs	4
Properties held for sale	1
Total properties excluded from Same Properties	170
Same Properties	266
Total properties in North America as of June 30, 2022	436

Comparison of results for the three months ended June 30, 2022 to the three months ended June 30, 2021

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

Refer to “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2021 for a discussion about risks that COVID-19 directly or indirectly may pose to our business.

	Three Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Income from rentals:
Same Properties	$378,130	$350,577	$27,553	7.9%
Non-Same Properties	106,937	46,227	60,710	131.3
Rental revenues	485,067	396,804	88,263	22.2

Same Properties	124,693	101,088	23,605	23.4
Non-Same Properties	31,199	10,479	20,720	197.7
Tenant recoveries	155,892	111,567	44,325	39.7

Income from rentals	640,959	508,371	132,588	26.1

Same Properties	193	134	59	44.0
Non-Same Properties	2,612	1,114	1,498	134.5
Other income	2,805	1,248	1,557	124.8

Same Properties	503,016	451,799	51,217	11.3
Non-Same Properties	140,748	57,820	82,928	143.4
Total revenues	643,764	509,619	134,145	26.3

Same Properties	147,045	120,686	26,359	21.8
Non-Same Properties	49,239	23,269	25,970	111.6
Rental operations	196,284	143,955	52,329	36.4

Same Properties	355,971	331,113	24,858	7.5
Non-Same Properties	91,509	34,551	56,958	164.9
Net operating income	$447,480	$365,664	$81,816	22.4%

Net operating income – Same Properties	$355,971	$331,113	$24,858	7.5%
Straight-line rent revenue	(15,859)	(22,214)	6,355	(28.6)
Amortization of acquired below-market leases	(9,875)	(9,338)	(537)	5.8
Net operating income – Same Properties (cash basis)	$330,237	$299,561	$30,676	10.2%

Income from rentals

Total income from rentals for the three months ended June 30, 2022 increased by $132.6 million, or 26.1%, to $641.0 million, compared to $508.4 million for the three months ended June 30, 2021, as a result of increase in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the three months ended June 30, 2022 increased by $88.3 million, or 22.2%, to $485.1 million, compared to $396.8 million for the three months ended June 30, 2021. The increase was primarily due to an increase in rental revenues from our Non-Same Properties related to 2.5 million RSF of development and redevelopment projects placed into service subsequent to April 1, 2021 and 83 operating properties aggregating 7.3 million RSF acquired subsequent to April 1, 2021.

Rental revenues from our Same Properties for the three months ended June 30, 2022 increased by $27.6 million, or 7.9%, to $378.1 million, compared to $350.6 million for the three months ended June 30, 2021. The increase was primarily due to rental rate increases on lease renewals and re-leasing of space since April 1, 2021 and an increase of occupancy to 95.9% for the three months ended June 30, 2022 from 94.5% for the three months ended June 30, 2021.

Tenant recoveries

Tenant recoveries for the three months ended June 30, 2022 increased by $44.3 million, or 39.7%, to $155.9 million, compared to $111.6 million for the three months ended June 30, 2021. The increase was primarily from our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to April 1, 2021, as discussed above under “Rental revenues.”

Same Properties’ tenant recoveries for the three months ended June 30, 2022 increased by $23.6 million, or 23.4%, primarily due to higher operating expenses during the three months ended June 30, 2022, as discussed under “Rental operations” below. As of June 30, 2022, 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended June 30, 2022 and 2021, was $2.8 million and $1.2 million, respectively, which primarily consisted of construction management fees and interest income earned during each respective period.

Rental operations

Total rental operating expenses for the three months ended June 30, 2022 increased by $52.3 million, or 36.4%, to $196.3 million, compared to $144.0 million for the three months ended June 30, 2021. The increase was partially due to incremental expenses related to our Non-Same Properties, which consist of development and redevelopment projects placed into service and acquired properties, as discussed above under “Income from rentals.”

Same Properties’ rental operating expenses increased by $26.4 million, or 21.8%, to $147.0 million during the three months ended June 30, 2022, compared to $120.7 million for the three months ended June 30, 2021. The increase was primarily the result of higher repairs and maintenance expenses, contract services expenses, utilities expenses, and property insurance expenses.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2022 increased by $5.5 million, or 14.6%, to $43.4 million, compared to $37.9 million for the three months ended June 30, 2021. The increase was primarily due to costs related to the continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired, as discussed above under “Income from rentals.” As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended June 30, 2022 and 2021 were 9.8% and 9.8%, respectively.

Interest expense

Interest expense for the three months ended June 30, 2022 and 2021 consisted of the following (dollars in thousands):

	Three Months Ended June 30,
Component	2022	2021	Change
Gross interest	$92,459	$78,650	$13,809
Capitalized interest	(68,202)	(43,492)	(24,710)
Interest expense	$24,257	$35,158	$(10,901)

Average debt balance outstanding(1)	$10,300,789	$8,805,891	$1,494,898
Weighted-average annual interest rate(2)	3.6%	3.6%	—%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the three months ended June 30, 2022, compared to the three months ended June 30, 2021, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$800 million unsecured senior notes payable due 2034 – green bond	3.07%	February 2022	5,944
$1.0 billion unsecured senior notes payable due 2052	3.63%	February 2022	8,896
Other increases in interest incurred			486
Total increases			15,326
Decreases in interest incurred due to:
Repayments of debt:
Secured notes payable	3.40%	April 2022	(1,517)
Total decreases			(1,517)
Change in gross interest			13,809
Increase in capitalized interest			(24,710)
Total change in interest expense			$(10,901)
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the three months ended June 30, 2022 increased by $52.0 million, or 27.4%, to $242.1 million, compared to $190.1 million for the three months ended June 30, 2021. The increase was primarily due to additional depreciation from 2.5 million RSF of development and redevelopment projects placed into service subsequent to April 1, 2021 and 83 operating properties aggregating 7.3 million RSF acquired subsequent to April 1, 2021.

Impairments of real estate

During the three months ended June 30, 2021, we recognized impairment charges aggregating $4.9 million, primarily related to two office properties located in our Seattle market, to reduce the carrying amounts to their estimated fair values less costs to sell. We completed the sales of these properties during the three months ended September 30, 2021.

Loss on early extinguishment of debt

During the three months ended June 30, 2022, we recognized a loss on early extinguishment of debt of $3.3 million, including a prepayment penalty and the write-off of unamortized loan fees, related to the repayment of two secured notes payable.

Equity in earnings of unconsolidated real estate joint ventures

During the three months ended June 30, 2022 and 2021, we recognized equity in earnings of unconsolidated real estate joint ventures of $213 thousand and $2.6 million, respectively. The decrease is primarily related to the sale of our investment in an unconsolidated real estate joint venture in our Greater Stanford submarket in December 2021.

Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Investment loss

During the three months ended June 30, 2022, we recognized investment losses aggregating $39.5 million, which consisted of $28.6 million of realized gains and $68.1 million of unrealized losses. Realized gains were primarily related to sales of investments and distributions received. Unrealized losses of $68.1 million primarily consisted of decreases in fair values of our investments in publicly traded companies.

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

Gain on sales of real estate

During the three months ended June 30, 2022, we recognized $214.2 million of gains related to the completion of 14 real estate dispositions. The gains were classified in gain on sales of real estate within our consolidated statements of operations for the three months ended June 30, 2022.

For more information about our sales of real estate, refer to the “Sales of real estate assets” section of Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report.

Other comprehensive income

Total other comprehensive income for the three months ended June 30, 2022 decreased by $7.4 million to aggregate net unrealized losses of $6.1 million, compared to net unrealized gains of $1.3 million for the three months ended June 30, 2021, primarily due to the unrealized losses on foreign currency translation related to our operations in Canada and China.

Comparison of results for the six months ended June 30, 2022 to the six months ended June 30, 2021

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the six months ended June 30, 2022, compared to the six months ended June 30, 2021. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

Refer to “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2021 for a discussion about risks that COVID-19 directly or indirectly may pose to our business.

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Income from rentals:
Same Properties	$708,840	$656,182	$52,658	8.0%
Non-Same Properties	245,764	110,855	134,909	121.7
Rental revenues	954,604	767,037	187,567	24.5

Same Properties	235,108	196,835	38,273	19.4
Non-Same Properties	63,801	23,194	40,607	175.1
Tenant recoveries	298,909	220,029	78,880	35.8

Income from rentals	1,253,513	987,066	266,447	27.0

Same Properties	324	209	115	55.0
Non-Same Properties	4,992	2,193	2,799	127.6
Other income	5,316	2,402	2,914	121.3

Same Properties	944,272	853,226	91,046	10.7
Non-Same Properties	314,557	136,242	178,315	130.9
Total revenues	1,258,829	989,468	269,361	27.2

Same Properties	271,903	228,963	42,940	18.8
Non-Same Properties	105,709	52,880	52,829	99.9
Rental operations	377,612	281,843	95,769	34.0

Same Properties	672,369	624,263	48,106	7.7
Non-Same Properties	208,848	83,362	125,486	150.5
Net operating income	$881,217	$707,625	$173,592	24.5%

Net operating income – Same Properties	$672,369	$624,263	$48,106	7.7%
Straight-line rent revenue	(41,101)	(41,360)	259	(0.6)
Amortization of acquired below-market leases	(14,063)	(14,365)	302	(2.1)
Net operating income – Same Properties (cash basis)	$617,205	$568,538	$48,667	8.6%

Income from rentals

Total income from rentals for the six months ended June 30, 2022 increased by $266.4 million, or 27.0%, to $1.3 billion, compared to $987.1 million for the six months ended June 30, 2021, as a result of increase in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the six months ended June 30, 2022 increased by $187.6 million, or 24.5%, to $1.0 billion, compared to $767.0 million for the six months ended June 30, 2021. The increase was primarily due to an increase in rental revenues from our Non-Same Properties related to 3.0 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2021 and 103 operating properties aggregating 9.1 million RSF acquired subsequent to January 1, 2021.

Rental revenues from our Same Properties for the six months ended June 30, 2022 increased by $52.7 million, or 8.0%, to $708.8 million, compared to $656.2 million for the six months ended June 30, 2021. The increase was primarily due to rental rate increases on lease renewals and re-leasing of space and occupancy increases since January 1, 2021 and an increase of occupancy to 95.8% for the six months ended June 30, 2022 from 94.6% for the six months ended June 30, 2021.

Tenant recoveries

Tenant recoveries for the six months ended June 30, 2022 increased by $78.9 million, or 35.8%, to $298.9 million, compared to $220.0 million for the six months ended June 30, 2021. This increase was primarily from our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to January 1, 2021, as discussed above under “Rental revenues.”

Same Properties’ tenant recoveries for the six months ended June 30, 2022 increased by $38.3 million, or 19.4%, primarily due to higher operating expenses during the six months ended June 30, 2022, as discussed under “Rental operations” below. As of June 30, 2022, 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the six months ended June 30, 2022 and 2021 was $5.3 million and $2.4 million, respectively, which primarily consisted of construction management fees and interest income earned during each respective period.

Rental operations

Total rental operating expenses for the six months ended June 30, 2022 increased by $95.8 million, or 34.0%, to $377.6 million, compared to $281.8 million for the six months ended June 30, 2021. The increase was primarily due to incremental expenses related to our Non-Same Properties, which consist of development and redevelopment projects placed into service and acquired properties, as discussed above under “Income from rentals.”

Same Properties’ rental operating expenses increased by $42.9 million, or 18.8%, to $271.9 million during the six months ended June 30, 2022, compared to $229.0 million for the six months ended June 30, 2021. The increase was primarily the result of higher utilities expenses, repairs and maintenance expenses, property insurance expenses, and contract services expenses.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2022 increased by $12.5 million, or 17.3%, to $84.3 million, compared to $71.9 million for the six months ended June 30, 2021. The increase was primarily due to the costs related to corporate related costs, additional headcount, and corporate responsibility efforts, as well as the continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired, as discussed above under “Income from rentals.” As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended June 30, 2022 and 2021 were 9.8% and 9.8%, respectively.

Interest expense

Interest expense for the six months ended June 30, 2022 and 2021 consisted of the following (dollars in thousands):

	Six Months Ended June 30,
Component	2022	2021	Change
Gross interest	$179,662	$155,003	$24,659
Capitalized interest	(125,965)	(83,378)	(42,587)
Interest expense	$53,697	$71,625	$(17,928)

Average debt balance outstanding(1)	$10,188,517	$8,773,651	$1,414,866
Weighted-average annual interest rate(2)	3.5%	3.5%	—%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$900 million unsecured senior notes payable – green bond	2.12%	February 2021	$2,382
$850 million unsecured senior notes payable	3.08%	February 2021	3,341
$800 million unsecured senior notes payable – green bond	3.07%	February 2022	8,915
$1.0 billion unsecured senior notes payable	3.63%	February 2022	13,344
Other increase in interest			1,191
Total increases			29,173
Decreases in interest incurred due to:
Repayments of debt:
Secured notes payable	3.40%	April 2022	(1,569)
$650 million unsecured senior notes payable – green bond	4.03%	March 2021	(2,945)
Total decreases			(4,514)
Change in gross interest			24,659
Increase in capitalized interest			(42,587)
Total change in interest expense			$(17,928)
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the six months ended June 30, 2022 increased by $111.8 million, or 30.1%, to $482.7 million, compared to $371.0 million for the six months ended June 30, 2021. The increase was primarily due to additional depreciation from 3.0 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2021 and 103 operating properties aggregating 9.1 million RSF acquired subsequent to January 1, 2021.

Impairment of real estate

During the six months ended June 30, 2021, we recognized impairment charges aggregating $10.1 million, primarily related to additional impairment charges for three of our office properties located in our San Francisco Bay Area and Seattle markets, to further reduce the carrying amounts to their estimated fair values less costs to sell. We completed the sales of these properties during the three months ended September 30, 2021.

Loss on early extinguishment of debt

During the six months ended June 30, 2022, we recognized a loss on early extinguishment of debt of $3.3 million, including a prepayment penalty and the write-off of unamortized loan fees, related to the repayment of two secured notes payable.

During the six months ended June 30, 2021, we recognized a loss on early extinguishment of debt of $67.3 million, including the write-off of unamortized loan fees primarily related to the refinancing of our 4.00% unsecured senior notes payable aggregating $650.0 million due in 2024 pursuant to a partial cash tender offer completed on February 10, 2021 and a subsequent call for redemption of the remaining outstanding amounts completed on March 12, 2021.

Equity in earnings of unconsolidated real estate joint ventures

During the six months ended June 30, 2022 and 2021, we recognized equity in earnings of unconsolidated real estate joint ventures of $433 thousand and $6.1 million, respectively. The decrease is primarily related to the sale of our investment in an unconsolidated real estate joint venture in our Greater Stanford submarket in December 2021.

Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Investment income

During the six months ended June 30, 2022, we recognized investment losses aggregating $279.8 million, which consisted of $51.8 million of realized gains and $331.6 million of unrealized losses. Realized gains of $51.8 million primarily consisted of sales of investments and distributions received. Unrealized losses of $331.6 million during the six months ended June 30, 2022 primarily consisted of decreases in fair values of our investments in publicly traded companies and investments in privately held entities that report NAV.

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

Gain on sales of real estate

During the six months ended June 30, 2022, we recognized $214.2 million of gains related to the completion of 15 real estate dispositions. The gains were classified in gain on sales of real estate within our consolidated statements of operations for the six months ended June 30, 2022.

During the six months ended June 30, 2021, we recognized $2.8 million of gains related to the completion of two real estate dispositions. The gains were classified in gain on sales of real estate within our consolidated statements of operations for the six months ended June 30, 2021.

For more information about our sales of real estate, refer to the “Sales of real estate assets” section of Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report.

Other comprehensive income

Total other comprehensive income for the six months ended June 30, 2022, decreased by $6.7 million to aggregate net unrealized losses of $4.6 million, compared to net unrealized gains of $2.1 million for the six months ended June 30, 2021, primarily due to the unrealized losses on foreign currency translation related to our operations in Canada and China.

Summary of capital expenditures

Our construction spending for the six months ended June 30, 2022 consisted of the following (in thousands):

Construction Spending	Six Months Ended June 30, 2022
Additions to real estate – consolidated projects	$1,377,589
Investments in unconsolidated real estate joint ventures	336
Contributions from noncontrolling interests	(99,215)
Construction spending (cash basis)	1,278,710
Change in accrued construction	115,575
Construction spending for the six months ended June 30, 2022	1,394,285
Projected construction spending for the six months ending December 31, 2022	1,605,715
Guidance midpoint	$3,000,000	(1)

The following table summarizes the total projected construction spending for the year ending December 31, 2022, which includes interest, property taxes, insurance, payroll, and other indirect project costs (in thousands):

Projected Construction Spending	Year Ending December 31, 2022
Development, redevelopment, and pre-construction projects	$3,106,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(286,000)
Revenue-enhancing and repositioning capital expenditures	98,000
Non-revenue-enhancing capital expenditures	82,000
Guidance midpoint	$3,000,000	(1)

(1)During the three months ended June 30, 2022, we reduced our projected construction spending for the remainder of 2022 by $285 million. Refer to the “Capital resources” section within this Item 2 for additional information.

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

Projected 2022 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted	As of 7/25/22	As of 4/25/22
Earnings per share(1)	$2.14 to $2.20	$1.08 to $1.18
Depreciation and amortization of real estate assets	5.50	5.65
Gain on sales of real estate	(1.34)	—
Allocation of unvested restricted stock awards	(0.02)	(0.02)
Funds from operations per share(2)	$6.28 to $6.34	$6.71 to $6.81
Unrealized losses on non-real estate investments	2.07	1.67
Loss on early extinguishment of debt(3)	0.02	0.02
Acceleration of stock compensation due to executive officer resignation(4)	0.04	—
Allocation to unvested restricted stock awards	(0.02)	(0.02)
Other	(0.01)	(0.05)
Funds from operations per share, as adjusted(2)	$8.38 to $8.44	$8.33 to $8.43
Midpoint	$8.41	$8.38

(1)Excludes unrealized gains or losses after June 30, 2022 that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.
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
(4)Relates to the resignation of an executive officer in July 2022. General & administrative expenses increased by $4 million, including $7 million related to the acceleration of stock compensation due to the resignation of Stephen A. Richardson, our Co-Chief Executive Officer, partially offset by compensation savings in the second half of 2022. Refer to Note 16 – “Subsequent events” to our unaudited consolidated financial statements of this report for additional information.

Key Assumptions(1) (Dollars in millions)	As of 7/25/22		As of 4/25/22
	Low	High	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2022	95.2%	95.8%	95.2%	95.8%
Lease renewals and re-leasing of space:
Rental rate increases	30.0%	35.0%	30.0%	35.0%
Rental rate increases (cash basis)	18.0%	23.0%	18.0%	23.0%
Same property performance:
Net operating income increase	6.0%	8.0%	5.9%	7.9%
Net operating income increase (cash basis)	6.8%	8.8%	6.5%	8.5%
Straight-line rent revenue(2)	$144	$154	$154	$164
General and administrative expenses(3)	$172	$180	$168	$176
Capitalization of interest	$269	$279	$269	$279
Interest expense	$90	$100	$90	$100

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
(2)The $10 million reduction in our guidance range for straight-line rent revenue includes reductions attributable to the following items:
•Changes to our capital plan for 2022 as highlighted in our updated guidance for key sources and uses of capital in the “Capital resources” section in this Item 2, including the following:
•Lower acquisitions with operating activities in 2022 as well as the $350 million reduction in the midpoint of our guidance range for acquisitions; and
•Higher dispositions compared to sales of partial interest.
•Acceleration of $2 million contractual rental payments due under one long-term lease in our Cambridge/Inner Suburbs submarket.
•Early terminations of below-market leases:
•Includes two spaces aggregating 141,649 RSF in two markets, of which 51% has been re-leased at aggregate rental rate increases of 114% and 140% (cash basis). We expect the re-leased spaces to take occupancy by the third quarter of 2022.
(3)General and administrative expenses increased by $4 million, including $7 million related to the acceleration of stock compensation due to the resignation of Stephen A. Richardson, our Co-Chief Executive Officer, partially offset by compensation savings in the second half of 2022. Refer to Note 16 – “Subsequent events” to our unaudited consolidated financial statements of this report for additional information.

Key Credit Metrics	As of 7/25/22	As of 4/25/22
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2022, annualized	Less than or equal to 5.1x	Less than or equal to 5.1x
Fixed-charge coverage ratio – fourth quarter of 2022, annualized	Greater than or equal to 5.1x	Greater than or equal to 5.1x

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling(1) Interest Share		Operating RSF at 100%
50 and 60 Binney Street/Greater Boston/Cambridge/Inner Suburbs	66.0%		532,395
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%		388,270
100 Binney Street/Greater Boston/Cambridge/Inner Suburbs	70.0%	(2)	432,931
225 Binney Street/Greater Boston/Cambridge/Inner Suburbs	70.0%		305,212
300 Third Street/Greater Boston/Cambridge/Inner Suburbs	70.0%		131,963
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	25.0%		—	(3)
Alexandria Center® for Science and Technology – Mission Bay/San Francisco Bay Area/Mission Bay(4)	75.0%		1,005,989
601, 611, 651, 681, 685, and 701 Gateway Boulevard/San Francisco Bay Area/South San Francisco	50.0%		789,567
751 Gateway Boulevard/San Francisco Bay Area/South San Francisco	49.0%		—	(3)
213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%		300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%		155,685
Alexandria Center® for Life Science – Millbrae/San Francisco Bay Area/South San Francisco	51.5%		—
Alexandria Point/San Diego/University Town Center(5)	45.0%		1,337,916
5200 Illumina Way/San Diego/University Town Center	49.0%		792,687
9625 Towne Centre Drive/San Diego/University Town Center	49.9%		163,648
SD Tech by Alexandria/San Diego/Sorrento Mesa(6)	50.0%		793,957
Pacific Technology Park/San Diego/Sorrento Mesa	50.0%		572,887
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street /Seattle/Lake Union	70.0%		321,218
400 Dexter Avenue North/Seattle/Lake Union	70.0%		290,111
800 Mercer Street/Seattle/Lake Union	40.0%	(2)	—

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(7)		Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%		586,208
1401/1413 Research Boulevard/Maryland/Rockville	65.0%	(8)	(9)
1450 Research Boulevard/Maryland/Rockville	73.2%	(10)	42,679
101 West Dickman Street/Maryland/Beltsville	57.9%	(10)	135,423

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
(3)Represents a property currently under construction. Refer to “New Class A development and redevelopment properties: current projects” within this Item 2 for additional details.
(4)Includes 409 and 499 Illinois Street, 1500 and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(5)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4150, 4161, 4224, and 4242 Campus Point Court in our University Town Center submarket.
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

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of June 30, 2022 (dollars in thousands):

		Maturity Date	Stated Rate		Interest Rate(1)	Aggregate Commitment at 100%	Debt Balance at 100%(2)
Unconsolidated Joint Venture	Our Share
1401/1413 Research Boulevard	65.0%	12/23/24	2.70%		3.32%	$28,500	$28,064
1655 and 1725 Third Street	10.0%	3/10/25	4.50%		4.57%	600,000	598,868
101 West Dickman Street	57.9%	11/10/26	SOFR+1.95%	(3)	3.51%	26,750	10,129
1450 Research Boulevard	73.2%	12/10/26	SOFR+1.95%	(3)	N/A	13,000	—
						$668,250	$637,061
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of June 30, 2022.
(3)This loan is subject to a fixed SOFR floor rate of 0.75%.

The following tables present information related to the operating results and financial position of our consolidated and unconsolidated real estate joint ventures as of and for the three and six months ended June 30, 2022 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	June 30, 2022		June 30, 2022
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Total revenues	$89,263	$167,940	$2,728	$5,566
Rental operations	(25,331)	(48,028)	(638)	(1,370)
	63,932	119,912	2,090	4,196
General and administrative	(547)	(870)	(25)	(96)
Interest	—	—	(918)	(1,778)
Depreciation and amortization of real estate assets	(26,418)	(50,099)	(934)	(1,889)
Fixed returns allocated to redeemable noncontrolling interests(1)	201	402	—	—
	$37,168	$69,345	$213	$433
Straight-line rent and below-market lease revenue	$4,309	$8,633	$287	$540
Funds from operations(2)	$63,586	$119,444	$1,147	$2,322

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

	As of June 30, 2022
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$3,036,883	$110,461
Cash, cash equivalents, and restricted cash	110,417	4,466
Other assets	351,455	10,400
Secured notes payable	(6,077)	(83,998)
Other liabilities	(169,877)	(3,742)
Redeemable noncontrolling interests	(9,612)	—
	$3,313,189	$37,587

During the six months ended June 30, 2022 and 2021, our consolidated real estate joint ventures distributed an aggregate of $92.1 million and $53.8 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

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

	June 30, 2022
(In thousands)	Three Months Ended	Six Months Ended	Year Ended December 31, 2021
Realized gains	$28,647	$51,761	$215,845	(1)
Unrealized (losses) gains	(68,128)	(331,561)	43,632
Investment (loss) income	$(39,481)	$(279,800)	$259,477

Investments (In thousands)	Cost		Unrealized Gains		Carrying Amount
Publicly traded companies	$220,033		$24,292	(2)	$244,325
Entities that report NAV	433,133		355,062		788,195
Entities that do not report NAV:
Entities with observable price changes	68,744		80,457		149,201
Entities without observable price changes	395,271		—		395,271
Investments accounted for under the equity method of accounting	N/A		N/A		80,469
June 30, 2022	$1,117,181	(3)	$459,811	(4)	$1,657,461

December 31, 2021	$1,007,303		$797,673		$1,876,564
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
(2)Comprises gross unrealized gains and losses of $122.5 million and $98.2 million, respectively.
(3)Represents 3.0% of gross assets as of June 30, 2022.
(4)Comprises gross unrealized gains and losses of $565.5 million and $105.7 million, respectively.

Public/Private Mix (Cost)

Tenant/Non-Tenant Mix (Cost)

Liquidity

Liquidity		Minimal Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit

$5.5B		(in millions)

$3,000
$3,000
$3,000
$270
$150
<$200
SIGNIFICANT AVAILABILITY
MINIMAL OUTSTANDING
12/31/21
6/30/22
12/31/22 Goal
Remaining amounts available for borrowing under our unsecured senior line of credit
Outstanding balance under our unsecured senior line of credit and/or commercial paper program

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$2,850
Outstanding forward equity sales agreements(1)	1,697
Cash, cash equivalents, and restricted cash	518
Remaining construction loan commitments	169
Investments in publicly traded companies	244
Liquidity as of June 30, 2022	$5,478

(1)Represents expected net proceeds from the future settlement of 9.0 million shares of forward equity sales agreements.

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
•Maintain a large, unencumbered asset pool to provide financial flexibility;
•Fund common stock dividends and distributions to noncontrolling interests from net cash provided by operating activities;
•Manage a disciplined level of value-creation projects as a percentage of our gross real estate assets; and
•Maintain high levels of pre-leasing and percentage leased in value-creation projects.

The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; availability under our secured construction loan; outstanding forward equity sales agreements; cash, cash equivalents, and restricted cash; and investments in publicly traded companies as of June 30, 2022 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance(1)	Remaining Commitments/Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	L+0.815%	$3,000,000	$149,958	$2,850,000
Outstanding forward equity sales agreements(2)				1,696,960
Cash, cash equivalents, and restricted cash				517,662
Remaining construction loan commitments	SOFR+2.70%	$195,300	$24,308	169,325
Investments in publicly traded companies				244,325
Liquidity as of June 30, 2022				$5,478,272

(1)Represents outstanding principal, net of unamortized deferred financing costs, as of June 30, 2022.
(2)Represents expected net proceeds from the future settlement of 9.0 million shares of forward equity sales agreements.

Cash, cash equivalents, and restricted cash

As of June 30, 2022 and December 31, 2021, we had $517.7 million and $415.2 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash from operating activities, proceeds from real estate asset sales and partial interest sales, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured notes payable, borrowings under secured construction loans, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Net cash provided by operating activities	$530,120	$451,814	$78,306
Net cash used in investing activities	$(3,096,199)	$(4,136,457)	$1,040,258
Net cash provided by financing activities	$2,668,900	$3,444,082	$(775,182)

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the six months ended June 30, 2022 increased by $78.3 million to $530.1 million, compared to $451.8 million for the six months ended June 30, 2021. The increase was primarily attributable to (i) cash flows generated from our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions since January 1, 2021, and (iii) increases in rental rates on lease renewals and re-leasing of space since January 1, 2021.

Investing activities

Cash used in investing activities for the six months ended June 30, 2022 and 2021 consisted of the following (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021
Sources of cash from investing activities:
Proceeds from sales of real estate	$375,379	$25,695	$349,684
Change in escrow deposits	138,440	—	138,440
Return of capital from unconsolidated real estate joint ventures	471	—	471
Sales of and distributions from non-real estate investments	90,228	162,550	(72,322)
	604,518	188,245	416,273
Uses of cash for investing activities:
Additions to real estate	1,377,589	1,001,983	375,606
Purchases of real estate	2,182,699	2,947,469	(764,770)
Change in escrow deposits	—	131,974	(131,974)
Acquisition of interest in unconsolidated real estate joint venture	—	9,048	(9,048)
Investments in unconsolidated real estate joint ventures	336	720	(384)
Additions to non-real estate investments	140,093	233,508	(93,415)
	3,700,717	4,324,702	(623,985)

Net cash used in investing activities	$3,096,199	$4,136,457	$(1,040,258)

The decrease in net cash used in investing activities for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021 was primarily due to a decreased use of cash for purchases of real estate and increase in cash obtained from dispositions of real estate, partially offset by increased cash used for additions to real estate. Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Financing activities

Cash flows provided by financing activities for the six months ended June 30, 2022 and 2021 consisted of the following (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Borrowings from secured notes payable	$15,973	$—	$15,973
Repayments of borrowings from secured notes payable	(906)	(16,250)	15,344
Payment for the defeasance of secured notes payable	(198,304)	—	(198,304)
Proceeds from issuance of unsecured senior notes payable	1,793,318	1,743,716	49,602
Repayments of unsecured senior notes payable	—	(650,000)	650,000
Premium paid for early extinguishment of debt	—	(66,829)	66,829
Borrowings from unsecured senior line of credit	1,180,000	2,101,000	(921,000)
Repayments of borrowings from unsecured senior line of credit	(1,180,000)	(2,101,000)	921,000
Proceeds from issuance under commercial paper program	7,410,000	12,290,000	(4,880,000)
Repayments of borrowings from commercial paper program	(7,530,000)	(12,090,000)	4,560,000
Payments of loan fees	(17,596)	(16,870)	(726)
Changes related to debt	1,472,485	1,193,767	278,718

Contributions from and sales of noncontrolling interests	1,029,134	357,597	671,537
Distributions to and purchases of noncontrolling interests	(92,224)	(53,812)	(38,412)
Proceeds from the issuance of common stock	646,316	2,266,464	(1,620,148)
Dividend payments	(371,547)	(311,760)	(59,787)
Taxes paid related to net settlement of equity awards	(15,264)	(8,174)	(7,090)
Net cash provided by financing activities	$2,668,900	$3,444,082	$(775,182)

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2022 will be satisfied by the multiple sources of capital shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key changes to our guidance include the reduction of an aggregate $635 million to our uses of capital, comprising a $350 million reduction in acquisitions and a $285 million reduction in construction spending. This reduction was offset by construction spending from January through June 2022, which increased by $335 million to slightly above the high end of our previous guidance range, as a result of construction spending associated with the leasing of our development and redevelopment projects under construction and our near-term pipeline projects. In addition, the midpoint of our guidance for funds from operations per share, as adjusted increased by three cents driven by strong same property performance and general and administrative savings in the second half of 2022 resulting from the retirement of Stephen A. Richardson, our Co-Chief Executive Officer.

Key Sources and Uses of Capital (In millions)	2022 Guidance				As of 4/25/22 Midpoint	Key Changes to Midpoint
	Range		Midpoint	Certain Completed Items
Sources of capital:
Net cash provided by operating activities after dividends	$275	$325	$300		$300
Net incremental debt	1,361	561	961	See below	950
Dispositions and sales of partial interest (refer to the “Dispositions and sales of partial interest” section within Item 2 for additional information)	1,450	2,600	2,025	$1,287	1,950	$75
Common equity	2,364	2,364	2,364	$2,364 (1)	2,750	$(386)
Total sources of capital	$5,450	$5,850	$5,650		$5,950

Uses of capital:
Construction (refer to the “Summary of capital expenditures” section within Item 2 for additional information)	$2,900	$3,100	$3,000		$2,950	$50
Acquisitions (refer to the “Acquisitions” section within Item 2 for additional information)	2,550	2,750	2,650	$2,130	3,000	$(350)
Total uses of capital	$5,450	$5,850	$5,650		$5,950

Incremental debt (included above):
Issuance of unsecured senior notes payable	$1,800	$1,800	$1,800	$1,800	$1,800
Repayments of secured notes payable	(195)	(195)	(195)	$(195)	(195)
Unsecured senior line of credit, commercial paper, and other	(44)	(744)	(394)		(655)
Incremental cash expected to be held at December 31, 2022(2)	(200)	(300)	(250)		—	$(250)
Net incremental debt	$1,361	$561	$961		$950

(1)During the six months ended June 30, 2022, we entered into new forward equity sales agreements aggregating $2.4 billion to sell 12.3 million shares of our common stock. During the three months ended March 31, 2022, we settled a portion of these forward equity sales agreements by issuing 3.2 million shares and received net proceeds of $648.2 million. We expect to issue 9.0 million shares to settle our remaining outstanding forward equity sales agreements and receive net proceeds of approximately $1.7 billion in 2022. Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements under Item 1 of this report for additional information.
(2)We expect this forecasted cash at December 31, 2022 to result in a reduction of our 2023 debt capital needs.

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

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $275.0 million to $325.0 million of net cash flows from operating activities after payment of common stock dividends, and distributions to noncontrolling interests for the year ending December 31, 2022. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. For the year ending December 31, 2022, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be completed and contributions from Same Properties and recently acquired properties, to contribute significant increases in income from rentals, net operating income, and cash flows. We anticipate significant contractual near-term growth in annual cash rents of $39 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to the “Cash flows” subsection of the “Liquidity” section within this Item 2 for a discussion of cash flows provided by operating activities for the six months ended June 30, 2022.

Debt

We expect to fund a portion of our capital needs for the remainder of 2022 from the real estate dispositions and sales of partial interest, settlement of our outstanding forward equity sales agreements, issuances under our commercial paper program discussed below, borrowings under our unsecured senior line of credit, and borrowings under secured construction loans.

As of June 30, 2022, we have no outstanding balance on our unsecured senior line of credit. Our unsecured senior line of credit has an aggregate commitment of $3.0 billion and bears an interest rate of LIBOR plus 0.825% with a zero percent LIBOR floor and is subject to certain annual sustainability measures entitling us to a temporary reduction in the interest rate margin of one basis point, but not below zero percent per year. During the year ended December 31, 2021, we achieved certain sustainability measures, as described in our unsecured senior line of credit agreement, which reduced our borrowing rate to LIBOR plus 0.815% for a one-year period. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.15% based on the aggregate commitments outstanding. We plan to amend and extend our unsecured senior line of credit during the second half of 2022. We may also consider increasing the size of our commercial paper program up to to 50% of the total commitments under our unsecured senior line of credit.

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

We established a commercial paper program that provides us with the ability to issue up to $1.5 billion of commercial paper notes with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance on our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit at LIBOR plus 0.815%. The commercial paper notes sold during the three months ended June 30, 2022 were issued at a weighted-average yield to maturity of 1.35%. As of June 30, 2022, we had an outstanding balance of $150.0 million under our commercial paper program.

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

Proactive management of transition away from LIBOR

LIBOR has been used extensively in the U.S. and globally as a reference rate for various commercial and financial contracts, including variable-rate debt and interest rate swap contracts. However, based on an announcement made by the Financial Conduct Authority (“FCA”) on March 5, 2021, one-week and two-month LIBOR rates ceased to be published after December 31, 2021; all other LIBOR settings will effectively cease after June 30, 2023, and it is expected that LIBOR will no longer be used after this date. In addition, it is expected that LIBOR will no longer be used in new contracts entered into after December 31, 2021. To address the impending discontinuation of LIBOR, in the U.S. the Alternative Reference Rates Committee (“ARRC”) was established to help ensure the successful transition from LIBOR. In June 2017, the ARRC selected SOFR, a new index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, as its preferred replacement for U.S. dollar LIBOR. We have been closely monitoring developments related to the transition away from LIBOR and have implemented numerous proactive measures to minimize the potential impact of the transition to the Company, specifically:

•We have proactively eliminated outstanding LIBOR-based borrowings under our unsecured senior bank term loans and secured construction loans through repayments. From January 2017 through June 2022, we retired approximately $1.5 billion of all such debt.
•During 2020, we increased the aggregate amount of our commercial paper program to $1.5 billion from $750.0 million. This program provides us with ability to issue commercial paper notes bearing interest at short-term fixed rates, with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is not subject to LIBOR and is used for funding short-term working capital needs. As of June 30, 2022, we had $150.0 million outstanding under our commercial paper program.
•We continue to prudently manage outstanding borrowings under our unsecured senior line of credit. As of June 30, 2022, we had no borrowings outstanding under our unsecured senior line of credit. Additionally, new loans that we’ve entered into recently are SOFR-based rather than LIBOR-based. Our consolidated real estate joint venture at 99 Coolidge Avenue holds a SOFR-based secured construction loan with an outstanding balance of $24.3 million. In addition, two of our unconsolidated real estate joint ventures at 1450 Research Boulevard and 101 West Dickman Street each hold a SOFR-based secured construction loan. As of June 30, 2022, 1450 Research Boulevard had no outstanding balance on its secured construction loan and 101 West Dickman Street had an outstanding balance of $10.1 million.
•Our unsecured senior line of credit contains fallback language generally consistent with the ARRC’s Amendment Approach, which provides a streamlined amendment approach for negotiating a benchmark replacement.
•We continue to monitor developments by the FCA, the ARRC, and other governing bodies involved in LIBOR transition.
•As of June 30, 2022, our unsecured senior line of credit represents our only debt instrument tied to LIBOR. We plan to amend and extend our unsecured senior line of credit during the second half of 2022. In connection with this amendment, we expect to convert the borrowing rate from a LIBOR-based rate to a SOFR-based rate.

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

Real estate dispositions and partial interest sales

We expect to continue the disciplined execution of select sales of operating assets. Future sales will provide an important source of capital to fund a portion of pending and recently completed opportunistic acquisitions and our highly leased value-creation development and redevelopment projects, and also provide significant capital for growth. We may also consider additional sales of partial interests in core Class A properties and/or development projects. For 2022, we expect real estate dispositions and sales of partial interest ranging from $1.5 billion to $2.6 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.

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

Common equity transactions

During the six months ended June 30, 2022, our common equity transactions included the following:

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
•During the three months ended March 31, 2022, we entered into new forward equity sales agreements aggregating $350.0 million to sell 1.8 million shares under our ATM program at an average price of $192.42 per share (before underwriting discounts).
•During the three months ended June 30, 2022, we entered into additional forward equity sales agreements aggregating $403.4 million to sell 2.4 million shares under our ATM program at an average price of $169.38 per share (before underwriting discounts).
•As of June 30, 2022, the remaining aggregate amount available under our ATM program for future sales of common stock is $246.6 million. We expect to settle these forward equity sales agreements in 2022.

During the three months ended June 30, 2022, we did not issue shares to settle our outstanding forward equity agreements. We expect to issue an aggregate of 9.0 million shares at an average price of $187.91 per share to settle all our outstanding forward equity sales agreements and receive net proceeds of approximately $1.7 billion in the second half of 2022.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

Additionally, we hold interests, together with joint venture partners, in real estate joint ventures that we consolidate in our financial statements. These joint venture partners may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the six months ended June 30, 2022, we received $1.0 billion of contributions from and sales of noncontrolling interests.

Uses of capital

Summary of capital expenditures

One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our growth pipeline aggregating 5.9 million RSF of Class A office/laboratory, agtech, and technology office space undergoing construction, 9.9 million RSF of near-term and intermediate-term development and redevelopment projects, and 17.2 million SF of future development projects in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to the “New Class A development and redevelopment properties: current projects” and “Summary of capital expenditures” subsections of the “Investments in real estate” section within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period in which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the six months ended June 30, 2022 and 2021 of $126.0 million and $83.4 million, respectively, was classified in investments in real estate.

Property taxes, insurance on real estate, and indirect project costs, such as construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect costs related to development, redevelopment, pre-construction, and construction projects aggregating $43.9 million and $34.0 million and property taxes, insurance on real estate and other operating costs aggregating $45.2 million and $34.6 million for the six months ended June 30, 2022 and 2021, respectively.

The increase in capitalized costs for the six months ended June 30, 2022, compared to the same period in 2021, was primarily due to an increase in our value-creation pipeline projects undergoing construction and pre-construction activities in 2022 over 2021. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct and indirect project costs related to the asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $17.0 million for the six months ended June 30, 2022.

We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the six months ended June 30, 2022, we capitalized total initial direct leasing costs of $129.5 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Acquisitions

Refer to the “Acquisitions” section of Note 3 – “Investments in real estate” and to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report, and the “Acquisitions” subsection of the “Investments in real estate” section within this Item 2 for information on our acquisitions.

Dividends

During the six months ended June 30, 2022 and 2021, we paid common stock dividends of $371.5 million and $311.8 million, respectively. The increase of $59.8 million in dividends paid on our common stock during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to an increase in number of common shares outstanding subsequent to January 1, 2021 as a result of issuances of common stock under our ATM program and settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $2.30 per common share paid during the six months ended June 30, 2022 from $2.18 per common share paid during the six months ended June 30, 2021.

Secured notes payable

Secured notes payable as of June 30, 2022 consisted of three notes secured by one property. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 3.78%. As of June 30, 2022, the total book value of our investments in real estate securing debt was approximately $146.7 million. As of June 30, 2022, our secured notes payable, including unamortized discounts and deferred financing costs, comprised approximately $678 thousand and $24.3 million of fixed-rate debt and unhedged variable-rate debt, respectively.

Unsecured senior notes payable and unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of June 30, 2022 were as follows:

Covenant Ratios(1)	Requirement	June 30, 2022
Total Debt to Total Assets	Less than or equal to 60%	29%
Secured Debt to Total Assets	Less than or equal to 40%	0.1%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	15.7x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	333%

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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of June 30, 2022 were as follows:

Covenant Ratios(1)	Requirement	June 30, 2022
Leverage Ratio	Less than or equal to 60.0%	28.5%
Secured Debt Ratio	Less than or equal to 45.0%	0.1%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	4.55x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	11.91x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.

Estimated interest payments

Estimated interest payments on our fixed-rate debt were calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of June 30, 2022, 98.3% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements under Item 1 of this report.

Ground lease obligations

Operating lease agreements

Ground lease obligations as of June 30, 2022 included leases for 41 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $6.6 million as of June 30, 2022, our ground lease obligations have remaining lease terms ranging from approximately 31 to 100 years, including available extension options that we are reasonably certain to exercise.

As of June 30, 2022, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $893.1 million and $32.5 million, respectively. We are required to recognize a right-of-use asset and a related liability to account for our future obligations under operating lease arrangements in which we are the lessee. The operating lease liability is measured based on the present value of the remaining lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The right-of-use asset is equal to the corresponding operating lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. As of June 30, 2022, the present value of the remaining contractual payments aggregating $925.6 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $412.5 million, which was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets. As of June 30, 2022, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 42 years, and the weighted-average discount rate was 4.61%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $567.7 million. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to the “Lease accounting” section of Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Commitments

As of June 30, 2022, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $3.9 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain projects, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $21.0 million primarily related to construction projects and an anticipated acquisition .

We are committed to funding approximately $420.5 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV, which expire at various dates over the next 11 years, with a weighted-average expiration of 8.8 years as of June 30, 2022.

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

Foreign currency translation gains and losses

The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the six months ended June 30, 2022 due to the changes in the foreign exchange rates for our real estate investments in Canada and Asia. We reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

(In thousands)	Total
Balance as of December 31, 2021	$(7,294)

Other comprehensive loss before reclassifications	(4,557)
Net other comprehensive loss	(4,557)

Balance as of June 30, 2022	$(11,851)

Inflation

As of June 30, 2022, approximately 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 97% of our leases (on an annual rental revenue basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of our variable-rate borrowings, including borrowings related to our unsecured senior line of credit, commercial paper program, secured construction loans, and secured loans held by our unconsolidated real estate joint ventures.

In addition, refer to “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q for a discussion about risks that inflation directly or indirectly may pose to our business.

Issuer and guarantor subsidiary summarized financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents, on a combined basis, balance sheet information as of June 30, 2022 and December 31, 2021, and results of operations and comprehensive income for the six months ended June 30, 2022 and year ended December 31, 2021 for the Issuer and the Guarantor Subsidiary. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the Guarantor Subsidiary generally based on legal entity ownership.

The following tables present combined summarized financial information as of June 30, 2022 and December 31, 2021, for the six months ended June 30, 2022, and for the year ended December 31, 2021 for the Issuer and Guarantor Subsidiary. Amounts provided do not represent our total consolidated amounts (in thousands):

	June 30, 2022	December 31, 2021
Assets:
Cash, cash equivalents, and restricted cash	$124,597	$78,856
Other assets	98,647	101,956
Total assets	$223,244	$180,812

Liabilities:
Unsecured senior notes payable	$10,096,462	$8,316,678
Unsecured senior line of credit and commercial paper	149,958	269,990
Other liabilities	422,943	401,721
Total liabilities	$10,669,363	$8,988,389

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Total revenues	$16,116	$26,798
Total expenses	(140,904)	(363,525)
Net loss	(124,788)	(336,727)
Net income attributable to unvested restricted stock awards	(4,134)	(7,848)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(128,922)	$(344,575)

As of June 30, 2022, 424 of our 436 properties were held indirectly by the REIT’s wholly owned consolidated subsidiary, Alexandria Real Estate Equities, L.P.

Critical accounting estimates

Refer to our annual report on Form 10-K for the year ended December 31, 2021 for a discussion of our critical accounting estimates related to recognition of real estate acquired, impairment of long-lived assets, monitoring of tenant credit quality, and allowance for credit losses.

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

The following table reconciles net income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three and six months ended June 30, 2022 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	June 30, 2022		June 30, 2022
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Net income	$37,168	$69,345	$213	$433
Depreciation and amortization of real estate assets	26,418	50,099	934	1,889
Funds from operations	$63,586	$119,444	$1,147	$2,322

The following tables present a reconciliation of net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three and six months ended June 30, 2022 and 2021. Per share amounts may not add due to rounding.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$269,280	$380,563	$118,511	$388,542
Depreciation and amortization of real estate assets	238,565	186,498	475,725	364,218
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(26,418)	(16,301)	(50,099)	(31,744)
Our share of depreciation and amortization from unconsolidated real estate JVs	934	4,135	1,889	7,211
Gain on sales of real estate	(214,219)	—	(214,219)	(2,779)
Impairment of real estate – rental properties	—	1,754	—	6,883
Allocation to unvested restricted stock awards	—	(2,191)	—	(4,427)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(1)	268,142	554,458	331,807	727,904
Unrealized losses (gains) on non-real estate investments	68,128	(244,031)	331,561	(197,780)
Significant realized gains on non-real estate investments	—	(34,773)	—	(57,692)
Impairment of real estate	—	3,172	—	3,172
Loss on early extinguishment of debt	3,317	—	3,317	67,253
Allocation to unvested restricted stock awards	(778)	3,428	(3,264)	2,382
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$338,809	$282,254	$663,421	$545,239

(1)Calculated in accordance with standards established by the Nareit Board of Governors.

	Three Months Ended June 30,		Six Months Ended June 30,
(Per share)	2022	2021	2022	2021
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$1.67	$2.61	$0.74	$2.74
Depreciation and amortization of real estate assets	1.32	1.19	2.68	2.39
Gain on sales of real estate	(1.33)	—	(1.34)	(0.02)
Impairment of real estate – rental properties	—	0.01	—	0.05
Allocation to unvested restricted stock awards	—	(0.01)	—	(0.03)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	1.66	3.80	2.08	5.13
Unrealized losses (gains) on non-real estate investments	0.42	(1.67)	2.07	(1.39)
Significant realized gains on non-real estate investments	—	(0.24)	—	(0.41)
Impairment of real estate	—	0.02	—	0.02
Loss on early extinguishment of debt	0.02	—	0.02	0.47
Allocation to unvested restricted stock awards	—	0.02	(0.02)	0.02
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$2.10	$1.93	$4.15	$3.84

Weighted-average shares of common stock outstanding for calculation of:
Earnings per share – diluted	161,412	146,058	159,814	141,896
Funds from operations, diluted, per share	161,412	146,058	159,814	141,896
Funds from operations, diluted, as adjusted, per share	161,412	146,058	159,814	141,896

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

The following table reconciles net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and calculates the Adjusted EBITDA margin for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$309,382	$404,520	$191,990	$430,053
Interest expense	24,257	35,158	53,697	71,625
Income taxes	2,089	2,800	5,660	4,226
Depreciation and amortization	242,078	190,052	482,737	370,965
Stock compensation expense	14,340	12,242	28,368	24,688
Loss on early extinguishment of debt	3,317	—	3,317	67,253
Gain on sales of real estate	(214,219)	—	(214,219)	(2,779)
Significant realized gains on non-real estate investments	—	(34,773)	—	(57,692)
Unrealized losses (gains) on non-real estate investments	68,128	(244,031)	331,561	(197,780)
Impairment of real estate	—	4,926	—	10,055
Adjusted EBITDA	$449,372	$370,894	$883,111	$720,614

Total revenues	$643,764	$509,619	$1,258,829	$989,468

Adjusted EBITDA margin	70%	73%	70%	73%

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP, for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of June 30, 2022, approximately 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of operations.

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

Construction costs related to active development and redevelopment projects under contract

Includes (i) costs incurred to date, (ii) remaining costs to complete under a general contractor's guaranteed maximum price construction contract or other fixed contracts, and (iii) our maximum committed tenant improvement allowances under our executed leases. The general contractor's guaranteed maximum price contract or other fixed contracts reduce our exposure to costs of construction materials, labor, and services from third-party contractors and suppliers, unless the overruns result from, among other things, a force majeure event or a change in the scope of work covered by the contract.

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

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges and computes the fixed-charge coverage ratio for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Adjusted EBITDA	$449,372	$370,894	$883,111	$720,614

Interest expense	$24,257	$35,158	$53,697	$71,625
Capitalized interest	68,202	43,492	125,965	83,378
Amortization of loan fees	(3,236)	(2,859)	(6,339)	(5,676)
Amortization of debt (discounts) premiums	(267)	465	157	1,041
Cash interest and fixed charges	$88,956	$76,256	$173,480	$150,368

Fixed-charge coverage ratio:
– period annualized	5.1x	4.9x	5.1x	4.8x
– trailing 12 months	5.1x	4.6x	5.1x	4.6x

Gross assets

Gross assets are calculated as total assets plus accumulated depreciation as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Total assets	$33,244,053	$30,219,373
Accumulated depreciation	4,060,536	3,771,241
Gross assets	$37,304,589	$33,990,614

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

Investment-grade or publicly traded large cap tenants

Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended June 30, 2022, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Investors Service and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decrease below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.

Investments in real estate – value-creation square footage currently in rental properties

The square footage presented in the table below includes RSF of buildings in operation as of June 30, 2022, primarily representing lease expirations at recently acquired properties that also have inherent future development or redevelopment opportunities and for which we have the intent to demolish or redevelop the existing property upon expiration of the existing in-place leases and commencement of future construction:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2022	2023	Thereafter		Total
Near-term projects:
40 Sylvan Road/Route 128	Redev	—	312,845	—		312,845
275 Grove Street/Route 128	Redev	48,793	—	111,458	(1)	160,251
840 Winter Street/Route 128	Redev	—	10,265	17,965		28,230
3825 Fabian Way/Greater Stanford	Redev	—	250,000	—		250,000
3301 Monte Villa Parkway/Bothell	Redev	50,552	—	—		50,552
Other/Texas	Redev	—	—	143,105	(1)	143,105
		99,345	573,110	272,528		944,983
Intermediate-term projects:
9444 Waples Street/Sorrento Mesa	Dev	23,789	—	4,746		28,535
		23,789	—	4,746		28,535
Future projects:
550 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	260,867	(1)	260,867
380 and 420 E Street/Seaport Innovation District	Dev	—	—	195,506		195,506
Other/Greater Boston	Redev	—	—	167,549	(1)	167,549
1122 El Camino Real/South San Francisco	Dev	—	—	223,232		223,232
1150 El Camino Real/South San Francisco	Dev	—	—	431,940	(1)	431,940
3875 Fabian Way/Greater Stanford	Redev	—	—	228,000		228,000
960 Industrial Road/Greater Stanford	Dev	—	—	110,000		110,000
219 East 42nd Street/New York City	Dev	—	—	349,947		349,947
10975 and 10995 Torreyana Road/Torrey Pines	Dev	—	—	84,829		84,829
4161 Campus Point Court/University Town Center	Dev	—	159,884	—		159,884
10260 Campus Point Drive/University Town Center	Dev	—	109,164	—		109,164
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	689,938		689,938
4025 and 4045 Sorrento Valley Boulevard/Sorrento Valley	Dev	10,926	—	11,960	(1)	22,886
601 Dexter Avenue North/Lake Union	Dev	—	18,680	—		18,680
830 4th Avenue South/SoDo	Dev	—	—	42,380	(1)	42,380
Other/Seattle	Dev	—	92,205	10,232	(1)	102,437
		10,926	379,933	2,806,380		3,197,239
		134,060	953,043	3,083,654		4,170,757

(1)Includes vacant square footage as of June 30, 2022.

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

Mega campus

Mega campuses are cluster campuses that consist of approximately 1 million RSF or more, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. The following table reconciles our operating RSF as of June 30, 2022:

Operating RSF
Mega campus	27,046,236
Non-mega campus	14,037,293
Total	41,083,529

Mega campus RSF as a percentage of total operating property RSF	66%

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

The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of June 30, 2022 and December 31, 2021 (dollars in thousands):

	June 30, 2022		December 31, 2021
Secured notes payable	$24,986		$205,198
Unsecured senior notes payable	10,096,462		8,316,678
Unsecured senior line of credit and commercial paper	149,958		269,990
Unamortized deferred financing costs	78,978		65,476
Cash and cash equivalents	(420,258)		(361,348)
Restricted cash	(97,404)		(53,879)
Preferred stock	—		—
Net debt and preferred stock	$9,832,722		$8,442,115

Adjusted EBITDA:
– quarter annualized	$1,797,488		$1,631,244
– trailing 12 months	$1,680,335		$1,517,838

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.5	x	5.2	x
– trailing 12 months	5.9	x	5.6	x

Net operating income, net operating income (cash basis), and operating margin

The following table reconciles net (loss) income to net operating income and net operating income (cash basis) and computes operating margin for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$309,382	$404,520	$191,990	$430,053

Equity in earnings of unconsolidated real estate joint ventures	(213)	(2,609)	(433)	(6,146)
General and administrative expenses	43,397	37,880	84,328	71,876
Interest expense	24,257	35,158	53,697	71,625
Depreciation and amortization	242,078	190,052	482,737	370,965
Impairment of real estate	—	4,926	—	10,055
Loss on early extinguishment of debt	3,317	—	3,317	67,253
Gain on sales of real estate	(214,219)	—	(214,219)	(2,779)
Investment loss (income)	39,481	(304,263)	279,800	(305,277)
Net operating income	447,480	365,664	881,217	707,625
Straight-line rent revenue	(27,362)	(27,903)	(69,387)	(55,285)
Amortization of acquired below-market leases	(16,760)	(13,267)	(30,675)	(25,379)
Net operating income (cash basis)	$403,358	$324,494	$781,155	$626,961

Net operating income (cash basis) – annualized	$1,613,432	$1,297,976	$1,562,310	$1,253,922

Net operating income (from above)	$447,480	$365,664	$881,217	$707,625
Total revenues	$643,764	$509,619	$1,258,829	$989,468
Operating margin	70%	72%	70%	72%

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

We classify rental revenues and tenant recoveries generated through the leasing of real estate assets within revenue in income from rentals in our consolidated statements of operations. We provide investors with a separate presentation of rental revenues and tenant recoveries in the “Comparison of results for the three months ended June 30, 2022 to the three months ended June 30, 2021” subsection of the “Results of operations” section within this Item 2 because we believe it promotes investors’ understanding of our operating results. We believe that the presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect to net income for any significant variability to components of our operating expenses.

The following table reconciles income from rentals to tenant recoveries for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income from rentals	$640,959	$508,371	$1,253,513	$987,066
Rental revenues	(485,067)	(396,804)	(954,604)	(767,037)
Tenant recoveries	$155,892	$111,567	$298,909	$220,029

Total equity capitalization

Total equity capitalization is equal to the outstanding shares of common stock multiplied by the closing price on the last trading day at the end of each period presented.

Total market capitalization

Total market capitalization is equal to the sum of total equity capitalization and total debt.

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and six months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Unencumbered net operating income	$446,473	$353,104	$867,433	$683,264
Encumbered net operating income	1,007	12,560	13,784	24,361
Total net operating income	$447,480	$365,664	$881,217	$707,625
Unencumbered net operating income as a percentage of total net operating income	100%	97%	98%	97%

Weighted-average shares of common stock outstanding – diluted

From time to time, we enter into capital market transactions, including forward equity sales agreements (“Forward Agreements”), to fund acquisitions, to fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. We are required to consider the potential dilutive effect of our forward equity sales agreements under the treasury stock method while the forward equity sales agreements are outstanding. As of June 30, 2022, we had Forward Agreements outstanding to sell an aggregate of 9.0 million shares of common stock. Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three and six months ended June 30, 2022 and 2021 are calculated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic shares for earnings per share	161,412	145,825	159,814	141,596
Forward Agreements	—	233	—	300
Diluted shares for earnings per share	161,412	146,058	159,814	141,896

Basic shares for funds from operations per share and funds from operations per share, as adjusted	161,412	145,825	159,814	141,596
Forward Agreements	—	233	—	300
Diluted shares for funds from operations per share and funds from operations per share, as adjusted	161,412	146,058	159,814	141,896

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of June 30, 2022, we did not have any outstanding interest rate hedge agreements.

Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates, assuming a zero percent interest rate floor, on our fixed- and variable-rate debt as of June 30, 2022 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(291)
Rate decrease of 1%	$291

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(722,595)
Rate decrease of 1%	$830,612
These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of June 30, 2022. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in the consolidated balance sheets at fair value. Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV per share are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value of public investments, changes in NAV per share reported by privately held entities, and observable price changes of privately held entities that do not report NAV per share are classified as investment income in our consolidated statements of operations. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of June 30, 2022 (in thousands):

Equity price risk:
Fair value increase of 10%	$165,746
Fair value decrease of 10%	$(165,746)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the local currencies in each respective country. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of operations are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss). Gains or losses will be reflected in our consolidated statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following tables illustrate the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of June 30, 2022 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$158
Rate decrease of 10%	$(158)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$19,229
Rate decrease of 10%	$(19,229)
This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the six months ended June 30, 2022 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2022, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the twelve months ended June 2022, the consumer price index rose by approximately 9.1%, compared to the twelve months ended June 2021, representing the largest annual inflation surge since 1981. The recent increases in the consumer price index began during the COVID-19 pandemic and were attributed to disruption in global supply chains and labor shortages. During the COVID-19 pandemic, the federal government instituted a series of stimulus policies, aggregating approximately $6 trillion, which may have contributed to strong consumer demand and increased consumer spending.

Early in 2022, China encountered its largest COVID-19 outbreak since the pandemic began in 2020, with approximately two-thirds of the country’s provinces experiencing sustained outbreaks of the virus. In response, several of China’s largest factory cities have ordered lockdowns, which, among its other impacts, have halted production of key consumer goods. Prior to the pandemic in 2019, China accounted for over 28% of global manufacturing output, but ongoing effects resulting from the previous COVID-19 pandemic and the recent surge of outbreaks in China have continued to impose strains on the global supply chain and will likely continue to do so in the near term.

Additional supply chain disruptions have been caused by a shortage of long-haul truckers and recent protests by the same. Supply chains may also be further affected by potential conflict and work stoppages during ongoing negotiations over a new contract between approximately 22,000 union dockworkers and operators of the West Coast port facilities whose contract expired on July 1, 2022.

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

•The U.S. administration has requested that members of the Organization of the Petroleum Exporting Countries (“OPEC”), including Saudi Arabia and the United Arab Emirates, to significantly increase crude oil production as a way to calm soaring prices on oil. Conflicts in the Middle East, including a civil war in Yemen where the Saudi government has been heavily involved, and other differences among the U.S., Saudi Arabia, and other OPEC members have thus far hindered an agreement to increase oil production by OPEC beyond a modest increase in the summer months.

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

Our operating expenses, with the exception of ground lease rental expenses, are typically recoverable through our lease arrangements, which allow us to pass through substantially all expenses associated with property taxes, insurance, utilities, repairs and maintenance, and other operating expenses (including increases thereto) to our tenants. As of June 30, 2022, 91% of our existing leases (on an annual rental revenue basis) were triple net leases, which allow us to recover operating expenses, and 94% of our existing leases (on an annual rental revenue basis) also provided for the recapture of capital expenditures. Our remaining leases are generally gross leases, which provide for recoveries of operating expenses above the operating expenses from the initial year within each lease.

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

Also, during inflationary periods, interest rates have historically increased. In March 2022, in an attempt to curb the inflation rate, the Board of Governors of the Federal Reserve System (the “U.S. Federal Reserve”) raised its benchmark federal funds rate by 0.25% to a range between 0.25% and 0.50%, the first increase since December 2018. In addition, in May 2022, the U.S. Federal Reserve increased the federal funds rate by 0.5% to a range between 0.75% and 1.00%. In June 2022, the U.S. Federal Reserve further increased the federal funds rate by 0.75% to a range between 1.50% and 1.75%, representing the most aggressive hike since 1994. It is anticipated that the U.S. Federal Reserve will continue to raise the federal funds rate in the coming months, which may result in rates closer to or above 3.5% (midpoint) by the end of 2022.

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

As of June 30, 2022, approximately 97% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3% that were either fixed or indexed based on a consumer price index or other index. We have long-term lease agreements with our tenants, of which 1%–10% (based on occupied RSF) expire each year primarily over the next ten years. We believe that these annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation on non-recoverable costs, such as general and administrative expenses and interest expense. However, the impact of the current rate of inflation of 9.1% may not be adequately offset by some of our annual rent escalations, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of the current inflation rate. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect to our business, financial condition, results of operations, and cash flows.

Additionally, inflationary pricing may have a negative effect on the construction costs necessary to complete our development and redevelopment projects, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. We rely on a number of third-party suppliers and contractors to supply raw materials, skilled labor, and services for our construction projects. During 2021 and the first half of 2022, industry prices for certain construction materials, including steel, copper, lumber, plywood, concrete, electrical materials, and HVAC materials, experienced significant increases as a result of low inventories; surging demand; underinvestment in infrastructure, tariffs imposed on imports of foreign steel, including on products from key competitors in the EU and China; significant changes in the U.S. steel production landscape stemming from the consolidation of certain steel-producing companies; and increases in global commodity and raw materials prices exacerbated by supply and energy shortages that have emerged since the Russia-Ukraine war in 2022.

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

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1*	Articles of Amendment and Restatement of the Company, dated May 21, 1997	Form 10-Q	August 14, 1997
3.2*	Certificate of Correction of the Company, dated June 20, 1997	Form 10-Q	August 14, 1997
3.3*	Articles of Amendment of the Company, effective as of May 10, 2017	Form 8-K	May 12, 2017
3.4*	Articles of Amendment of the Company, effective as of May 18, 2022	Form 8-K	May 19, 2022
3.5*	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.6*	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.7*	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.8*	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.9*	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.10*	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.11*	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.12*	Articles Supplementary, effective as of May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
3.13*	Amended and Restated Bylaws of the Company (Amended July 27, 2018)	Form 8-K	August 2, 2018
10.1*	Amended and Restated 1997 Stock Award and Incentive Plan of the Company	Form 8-K	May 19, 2022
22.0	List of Guarantor Subsidiaries of the Company	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.4	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101.1	The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021 (unaudited), (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the three and six months ended June 30, 2022 and 2021 (unaudited), (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)	N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 25, 2022.

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