Form 10-Q
period 2022-09-30
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2022-10-24
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 14, 2022, 164,087,276 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)
(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Investments in real estate	$28,771,745	$24,980,669
Investments in unconsolidated real estate joint ventures	38,285	38,483
Cash and cash equivalents	533,824	361,348
Restricted cash	332,344	53,879
Tenant receivables	7,759	7,379
Deferred rent	918,995	839,335
Deferred leasing costs	506,864	402,898
Investments	1,624,921	1,876,564
Other assets	1,633,877	1,658,818
Total assets	$34,368,614	$30,219,373

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$40,594	$205,198
Unsecured senior notes payable	10,098,588	8,316,678
Unsecured senior line of credit and commercial paper	386,666	269,990
Accounts payable, accrued expenses, and other liabilities	2,393,764	2,210,410
Dividends payable	193,623	183,847
Total liabilities	13,113,235	11,186,123

Commitments and contingencies

Redeemable noncontrolling interests	9,612	9,612

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,626	1,580
Additional paid-in capital	17,639,434	16,195,256
Accumulated other comprehensive loss	(24,725)	(7,294)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	17,616,335	16,189,542
Noncontrolling interests	3,629,432	2,834,096
Total equity	21,245,767	19,023,638
Total liabilities, noncontrolling interests, and equity	$34,368,614	$30,219,373

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Income from rentals	$656,853	$546,527	$1,910,366	$1,533,593
Other income	2,999	1,232	8,315	3,634
Total revenues	659,852	547,759	1,918,681	1,537,227

Expenses:
Rental operations	201,189	165,995	578,801	447,838
General and administrative	49,958	37,931	134,286	109,807
Interest	22,984	35,678	76,681	107,303
Depreciation and amortization	254,929	210,842	737,666	581,807
Impairment of real estate	38,783	42,620	38,783	52,675
Loss on early extinguishment of debt	—	—	3,317	67,253
Total expenses	567,843	493,066	1,569,534	1,366,683

Equity in earnings of unconsolidated real estate joint ventures	40	3,091	473	9,237
Investment (loss) income	(32,305)	67,084	(312,105)	372,361
Gain (loss) on sales of real estate	323,699	(435)	537,918	2,344
Net income	383,443	124,433	575,433	554,486
Net income attributable to noncontrolling interests	(38,747)	(21,286)	(108,092)	(58,134)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	344,696	103,147	467,341	496,352
Net income attributable to unvested restricted stock awards	(3,257)	(1,883)	(5,866)	(5,750)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$341,439	$101,264	$461,475	$490,602

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$2.11	$0.67	$2.88	$3.39
Diluted	$2.11	$0.67	$2.88	$3.38

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$383,443	$124,433	$575,433	$554,486
Other comprehensive (loss) income
Unrealized (losses) gains on foreign currency translation:
Unrealized foreign currency translation (losses) gains arising during the period	(12,874)	(1,521)	(17,431)	596
Unrealized (losses) gains on foreign currency translation, net	(12,874)	(1,521)	(17,431)	596

Total other comprehensive (loss) income	(12,874)	(1,521)	(17,431)	596
Comprehensive income	370,569	122,912	558,002	555,082
Less: comprehensive income attributable to noncontrolling interests	(38,747)	(21,286)	(108,092)	(58,134)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$331,822	$101,626	$449,910	$496,948

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2022	161,456,046	$1,615	$17,149,571	$—	$(11,851)	$3,313,189	$20,452,524	$9,612
Net income	—	—	—	344,696	—	38,545	383,241	202
Total other comprehensive loss	—	—	—	—	(12,874)	—	(12,874)	—
Contributions from and sales of noncontrolling interests	—	—	125,956	—	—	324,957	450,913	—
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(47,259)	(47,259)	(202)
Issuance of common stock	1,000,000	10	199,420	—	—	—	199,430	—
Issuance pursuant to stock plan	269,934	3	29,198	—	—	—	29,201	—
Taxes related to net settlement of equity awards	(106,445)	(2)	(15,784)	—	—	—	(15,786)	—
Dividends declared on common stock ($1.18 per share)	—	—	—	(193,623)	—	—	(193,623)	—
Reclassification of earnings in excess of distributions	—	—	151,073	(151,073)	—	—	—	—
Balance as of September 30, 2022	162,619,535	$1,626	$17,639,434	$—	$(24,725)	$3,629,432	$21,245,767	$9,612

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

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2021	158,043,880	$1,580	$16,195,256	$—	$(7,294)	$2,834,096	$19,023,638	$9,612
Net income	—	—	—	467,341	—	107,488	574,829	604
Total other comprehensive loss	—	—	—	—	(17,431)	—	(17,431)	—
Contributions from and sales of noncontrolling interests	—	—	652,591	—	—	826,929	1,479,520	—
Distributions to and redemption of noncontrolling interests	—	—	(111)	—	—	(139,081)	(139,192)	(604)
Issuance of common stock	4,220,000	42	845,704	—	—	—	845,746	—
Issuance pursuant to stock plan	563,121	6	86,795	—	—	—	86,801	—
Taxes related to net settlement of equity awards	(207,466)	(2)	(34,248)	—	—	—	(34,250)	—
Dividends declared on common stock ($3.51 per share)	—	—	—	(573,894)	—	—	(573,894)	—
Reclassification of distributions in excess of earnings	—	—	(106,553)	106,553	—	—	—	—
Balance as of September 30, 2022	162,619,535	$1,626	$17,639,434	$—	$(24,725)	$3,629,432	$21,245,767	$9,612

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2020	136,690,329	$1,367	$11,730,970	$—	$(6,625)	$1,706,724	$13,432,436	$11,342
Net income	—	—	—	496,352	—	57,475	553,827	659
Total other comprehensive income	—	—	—	—	596	—	596	—
Contributions from and sales of noncontrolling interests	—	—	199,644	—	—	554,327	753,971	282
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(81,324)	(81,324)	(602)
Issuance of common stock	16,215,052	162	2,758,383	—	—	—	2,758,545	—
Issuance pursuant to stock plan	518,090	5	72,282	—	—	—	72,287	—
Taxes related to net settlement of equity awards	(139,961)	(2)	(24,910)	—	—	—	(24,912)	—
Dividends declared on common stock ($3.33 per share)	—	—	—	(504,986)	—	—	(504,986)	—
Reclassification of distributions in excess of earnings	—	—	(8,634)	8,634	—	—	—	—
Balance as of September 30, 2021	153,283,510	$1,532	$14,727,735	$—	$(6,029)	$2,237,202	$16,960,440	$11,681

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net income	$575,433	$554,486
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	737,666	581,807
Impairment of real estate	38,783	52,675
Gain on sales of real estate	(537,918)	(2,344)
Loss on early extinguishment of debt	3,317	67,253
Equity in earnings of unconsolidated real estate joint ventures	(473)	(9,237)
Distributions of earnings from unconsolidated real estate joint ventures	2,754	15,579
Amortization of loan fees	9,574	8,530
Amortization of debt discounts (premiums)	112	(1,539)
Amortization of acquired above- and below-market leases	(54,221)	(39,043)
Deferred rent	(93,818)	(89,203)
Stock compensation expense	46,154	34,416
Investment loss (income)	312,105	(372,361)
Changes in operating assets and liabilities:
Tenant receivables	(422)	(415)
Deferred leasing costs	(149,234)	(74,974)
Other assets	(17,719)	(27,311)
Accounts payable, accrued expenses, and other liabilities	21,065	62,318
Net cash provided by operating activities	893,158	760,637

Investing Activities:
Proceeds from sales of real estate	994,331	65,245
Additions to real estate	(2,324,017)	(1,542,210)
Purchases of real estate	(2,499,772)	(3,758,704)
Change in escrow deposits	146,640	(147,414)
Acquisition of interest in unconsolidated real estate joint venture	—	(9,048)
Investments in unconsolidated real estate joint ventures	(1,245)	(739)
Return of capital from unconsolidated real estate joint ventures	471	—
Additions to non-real estate investments	(186,692)	(319,077)
Sales of and distributions from non-real estate investments	149,666	278,554
Net cash used in investing activities	$(3,720,618)	$(5,433,393)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2022	2021
Financing Activities:
Borrowings from secured notes payable	$31,436	$—
Repayments of borrowings from secured notes payable	(934)	(17,108)
Payment for the defeasance of secured note payable	(198,304)	—
Proceeds from issuance of unsecured senior notes payable	1,793,318	1,743,716
Repayments of unsecured senior notes payable	—	(650,000)
Premium paid for early extinguishment of debt	—	(66,829)
Borrowings from unsecured senior line of credit	1,180,000	2,101,000
Repayments of borrowings from unsecured senior line of credit	(1,180,000)	(2,101,000)
Proceeds from issuances under commercial paper program	11,661,500	21,850,000
Repayments of borrowings under commercial paper program	(11,544,685)	(21,200,000)
Payments of loan fees	(35,598)	(16,870)
Taxes paid related to net settlement of equity awards	(33,105)	(23,495)
Proceeds from issuance of common stock	845,746	2,758,545
Dividends on common stock	(564,118)	(482,408)
Contributions from and sales of noncontrolling interests	1,463,454	629,138
Distributions to and purchases of noncontrolling interests	(139,685)	(81,926)
Net cash provided by financing activities	3,279,025	4,442,763

Effect of foreign exchange rate changes on cash and cash equivalents	(624)	342

Net increase (decrease) in cash, cash equivalents, and restricted cash	450,941	(229,651)
Cash, cash equivalents, and restricted cash as of the beginning of period	415,227	597,705
Cash, cash equivalents, and restricted cash as of the end of period	$866,168	$368,054

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$67,852	$110,391
Accrued construction for current-period additions to real estate	$553,928	$377,193
Right-of-use asset	$21,776	$27,802
Lease liability	$(21,776)	$(27,802)
Contribution of assets from real estate joint venture partner	$19,146	$118,750
Issuance of noncontrolling interest to joint venture partner	$(19,146)	$(118,750)
Consolidation of real estate assets in connection with our acquisition of partner’s interest in unconsolidated real estate joint venture	$—	$19,613
Assumption of secured note payable in connection with acquisition of partner’s interest in unconsolidated real estate joint venture	$—	$(14,558)
Deferred purchase price in connection with acquisitions of real estate	$—	$(185,179)
Assignment of secured notes payable in connection with the sale of real estate	$—	$28,200

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Alexandria Real Estate Equities, Inc. (NYSE:ARE), an S&P 500® company, is a best-in-class, mission-driven life science REIT making a positive and lasting impact on the world. As the pioneer of the life science real estate niche since its founding in 1994, Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative life science, agtech, and technology campuses in AAA innovation cluster locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. The trusted partner to over 1,000 tenants, as of September 30, 2022, Alexandria has a total market capitalization of $33.3 billion and an asset base in North America of 74.5 million SF. As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

International operations

In addition to operating properties in the U.S., we have eight properties in Canada and one operating property in China. The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. The functional currencies for our foreign subsidiaries are the local currencies in each respective country. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Revenue and expense accounts of our foreign subsidiaries are translated using the weighted-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss).

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

Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries. As a REIT, we generally limit our ownership of each individual entity’s voting stock to less than 10%. We evaluate each investment to determine whether we have the ability to exercise significant influence, but not control, over an investee. We evaluate investments in which our ownership is equal to or greater than 20%, but less than or equal to 50%, of an investee’s voting stock with a presumption that we have this ability. For our investments in limited partnerships that maintain specific ownership accounts, we presume that such ability exists when our ownership interest exceeds 3% to 5%. In addition to our ownership interest, we consider whether we have a board seat or whether we participate in the policy-making process, among other criteria, to determine if we have the ability to exert significant influence, but not control, over an investee. If we determine that we have such ability, we account for the investment under the equity method of accounting, as described below.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Investments in publicly traded companies

Our investments in publicly traded companies are classified as investments with readily determinable fair values and are presented at fair value in our consolidated balance sheets, with changes in fair value classified in investment income (loss) in our consolidated statements of operations. The fair values for our investments in publicly traded companies are determined based on sales prices or quotes available on securities exchanges.

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

Impairment evaluation of equity method investments and investments in privately held entities that do not report NAV per share

We monitor equity method investments and investments in privately held entities that do not report NAV per share for new developments, including operating results, prospects and results of clinical trials, new product initiatives, new collaborative agreements, capital-raising events, and merger and acquisition activities. These investments are evaluated on the basis of a qualitative assessment for indicators of impairment by monitoring the presence of the following triggering events or impairment indicators:

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

Revenues

The table below provides details of our consolidated total revenues for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$646,662	$538,880	$1,879,534	$1,515,396
Direct financing and sales-type leases	642	1,012	2,449	2,473
Revenues subject to the lease accounting standard	647,304	539,892	1,881,983	1,517,869
Revenues subject to the revenue recognition accounting standard	9,549	6,635	28,383	15,724
Income from rentals	656,853	546,527	1,910,366	1,533,593
Other income	2,999	1,232	8,315	3,634
Total revenues	$659,852	$547,759	$1,918,681	$1,537,227

During the three and nine months ended September 30, 2022, revenues that were subject to the lease accounting standard aggregated $647.3 million, or 98.1%, and $1.9 billion, or 98.1%, respectively, of our total revenues. During the three and nine months ended September 30, 2022, our total revenues also included $12.5 million, or 1.9%, and $36.7 million, or 1.9%, respectively, subject to other accounting guidance. Our other income consisted primarily of construction management fees and interest income earned during the three and nine months ended September 30, 2022. For a detailed discussion related to our revenue streams, refer to the “Lease accounting” and “Recognition of revenue arising from contracts with customers” sections within this Note 2 to our unaudited consolidated financial statements.

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
•For a sales-type lease or a direct financing lease, we recognize the income from rentals, or for a finance lease, we recognize rental operations expense, over the term of the lease using the effective interest method.
•At inception of a sales-type lease or a direct financing lease, if we determine the fair value of the leased property is lower than its carrying amount, we recognize a selling loss immediately at lease commencement. If fair value exceeds the carrying amount of a lease, a gain is recognized at lease commencement on a sales-type lease. For a direct financing lease, a gain is deferred at lease commencement and amortized over the lease term.

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

For each lease for which we determine that collectibility of future lease payments is not probable, we cease the recognition of income from rentals on a straight-line basis, and limit the recognition of income to the payments collected from the lessee. We do not resume straight-line recognition of income from rentals for these leases until we determine that the collectibility of future payments related to these leases is probable. During the three and nine months ended September 30, 2022, we recognized specific write-offs for leases aggregating $6.0 million and $6.9 million, respectively, for which we determined the collectibility was not probable. We also record a general allowance related to the deferred rent balances that at the portfolio level (not the individual level) are not expected to be collected in full through the lease term. During the three and nine months ended September 30, 2022, we recorded adjustments of $4.0 million and $9.5 million, respectively, to increase the general allowance balance. As of September 30, 2022, our general allowance balance aggregated $16.3 million.

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

Under this accounting standard, the lessor does not derecognize the underlying asset and does not recognize a loss upon lease commencement but continues to depreciate the underlying asset over its useful life. We elected a prospective application of this accounting standard to leases that commence or are modified on or after the date this standard was adopted. Historically, substantially all our leases in which we are the lessor have been operating leases; therefore, the adoption of this accounting standard has not had and is not expected to have a material effect on our consolidated financial statements.

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

Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the three and nine months ended September 30, 2022 included $9.5 million and $28.4 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, as discussed in the “Lessor accounting” subsection of the “Lease accounting” section within this Note 2, due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.

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

Employee and non-employee share-based payments

We have implemented an entity-wide accounting policy to account for forfeitures of share-based awards granted to employees and non-employees when they occur. As a result of this policy, we recognize expense on share-based awards with time-based vesting conditions without reductions for an estimate of forfeitures. This accounting policy only applies to service condition awards. For performance condition awards, we continue to assess the probability that such conditions will be achieved. Expenses related to forfeited awards are reversed as forfeitures occur. All nonforfeitable dividends paid on share-based payment awards are initially classified in retained earnings and reclassified to compensation cost only if forfeitures of the underlying awards occur. Our employee and non-employee share-based awards are measured at fair value on the grant date and recognized over the recipient’s required service period.

Forward equity sales agreements

We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. As of September 30, 2022, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

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

3.    INVESTMENTS IN REAL ESTATE
Our consolidated investments in real estate, including real estate assets held for sale as described in Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements, consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Rental properties:
Land (related to rental properties)	$4,156,888	$3,782,182
Buildings and building improvements	17,857,504	16,312,402
Other improvements	2,537,926	2,109,884
Rental properties	24,552,318	22,204,468
Development and redevelopment projects	8,352,598	6,528,640
Gross investments in real estate – North America	32,904,916	28,733,108
Less: accumulated depreciation – North America	(4,144,019)	(3,766,758)
Net investments in real estate – North America	28,760,897	24,966,350
Net investments in real estate – Asia	10,848	14,319
Investments in real estate	$28,771,745	$24,980,669

Acquisitions

Our real estate asset acquisitions during the nine months ended September 30, 2022 consisted of the following (dollars in thousands):

		Square Footage
Market	Number of Properties	Future Development	Operating With Future Development/Redevelopment	Operating	Purchase Price
Greater Boston	2	202,997	440,130	—	$205,792
San Francisco Bay Area	5	610,000	723,953	70,000	564,000
San Diego	2	537,000	8,730	—	125,000
Seattle	—	869,000	—	—	87,608
Research Triangle	4	1,925,000	69,485	—	179,428
Texas	9	—	998,099	—	400,400
Other	7	473,994	428,097	381,760	278,489
Three months ended March 31, 2022	29	4,617,991	2,668,494	451,760	1,840,717

Greater Boston	1	—	88,591	—	140,000
Other	2	869,000	109,557	—	140,146
Three months ended June 30, 2022	3	869,000	198,148	—	280,146

Greater Boston	1	—	104,500	—	170,000
San Diego	3	750,000	226,144	—	106,380
Other	3	302,000	108,478	—	40,349
Three months ended September 30, 2022	7	1,052,000	439,122	—	316,729

Nine months ended September 30, 2022	39	6,538,991	3,305,764	451,760	$2,437,592	(1)
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

During the nine months ended September 30, 2022, we acquired 39 properties for an aggregate purchase price of $2.4 billion. In connection with our acquisitions, we recorded in-place lease assets aggregating $164.2 million and below-market lease liabilities in which we are the lessor aggregating $96.3 million. As of September 30, 2022, the weighted-average amortization period remaining on our in-place leases and below-market leases acquired during the nine months ended September 30, 2022 was 8.1 years and 17.1 years, respectively, and 11.5 years in total.

3.    INVESTMENTS IN REAL ESTATE (continued)
Real estate assets acquired in October 2022

In October 2022, we completed the acquisition of two properties in our Austin submarket for an aggregate purchase price of $108.0 million comprising 198,972 RSF of operating properties with future development and redevelopment opportunities and 123,976 RSF of future value-creation opportunities.

Sales of real estate assets and impairment charges

Our completed dispositions of and sales of partial interests in real estate assets during the nine months ended September 30, 2022 consisted of the following (dollars in thousands):

							Gain on Sale of Real Estate	Consideration in Excess of Book Value
Property	Submarket/Market	Date of Sale	Interest Sold	RSF	Sales Price
Three months ended March 31, 2022:
100 Binney Street	Cambridge/Inner Suburbs/Greater Boston	3/30/22	70%	432,931	$713,228		N/A	$413,615
Three months ended June 30, 2022:
300 Third Street	Cambridge/Inner Suburbs/Greater Boston	6/27/22	70%	131,963	166,485		N/A	113,020
Alexandria Park at 128, 285 Bear Hill Road, 111 and 130 Forbes Boulevard, and 20 Walkup Drive	Route 128 and Route 495/Greater Boston	6/8/22	100%	617,043	334,397		$202,325	N/A
Other					47,800		11,894	N/A
					548,682		214,219	113,020
Three months ended September 30, 2022:
1450 Owens Street	Mission Bay/San Francisco Bay Area	7/1/22	20%	191,000	25,039		N/A	10,083
341 and 343 Oyster Point Boulevard, 7000 Shoreline Court, and Shoreway Science Center	South San Francisco and Greater Stanford/San Francisco Bay Area	9/15/22	100%	330,379	383,635		223,127	N/A
3215 Merryfield Row	Torrey Pines/San Diego	9/1/22	70%	170,523	149,940		N/A	42,214
Summers Ridge Science Park	Sorrento Mesa/San Diego	9/15/22	70%	316,531	159,600		N/A	65,097
7330 and 7360 Carroll Road	Sorrento Mesa/San Diego	9/15/22	100%	84,442	59,476		35,463	N/A
13112 Evening Creek Drive	Other/San Diego	9/26/22	100%	109,780	55,500		31,001	N/A
Other	Various				127,196		34,108	N/A
					960,386		323,699	117,394
Nine months ended September 30, 2022					$2,222,296	(1)	$537,918	$644,029

(1)Represents the aggregate contractual sales price of our sales, which differs from proceeds from sales of real estate and contributions from and sales of noncontrolling interests within Investing and Financing sections of our consolidated statements of cash flows primarily due to the timing of payment, closing costs, and other sales adjustments such as prorations of rents and expenses.

During the three and nine months ended September 30, 2022, we completed dispositions of and sales of partial interests in real estate assets for an aggregate sales price of $960.4 million and $2.2 billion, respectively, as described below.

•During the three and nine months ended September 30, 2022, we completed our dispositions of real estate assets for sales prices aggregating $625.8 million and $1.0 billion, respectively, and recognized gains on sales of real estate aggregating $323.7 million and $537.9 million, respectively, within our consolidated statements of operations.

•In addition, during the three and nine months ended September 30, 2022, we completed sales of partial noncontrolling interests in real estate assets for considerations aggregating $334.6 million and $1.2 billion, respectively. These partial sales resulted in considerations in excess of book values aggregating $117.4 million and $644.0 million, respectively. We accounted for our partial interest sales as equity transactions, with the excess recognized in additional paid-in capital within our consolidated statements of changes in stockholders’ equity, and no gain or loss recognized in earning since we continue to consolidate the resulting joint ventures. For more detail, refer to the “Formation of consolidated real estate joint ventures and sales of partial interests” section within Note 4 – “Consolidated and unconsolidated real estate joint ventures” to these consolidated financial statements.

Impairment charges

During the second quarter of 2021, we made an initial investment in a future development project aggregating over 600,000 RSF in one of our existing submarkets in California. Since our initial investment, the macroeconomic environment has deteriorated and negatively impacted the financial outlook for the project. During the third quarter of 2022, we decided not to proceed with this project and as a result recognized a $38.3 million impairment charge to write off our entire investment in the project, which is included in the impairment of real estate balance of $38.8 million within our consolidated statements of operations for the three and nine months ended September 30, 2022.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES
From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of September 30, 2022, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest(1)
Consolidated joint ventures(2):
50 and 60 Binney Street	Greater Boston	Cambridge/Inner Suburbs	34.0%
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
100 and 225 Binney Street and 300 Third Street	Greater Boston	Cambridge/Inner Suburbs	30.0%	(3)
99 Coolidge Avenue	Greater Boston	Cambridge/Inner Suburbs	75.0%
Alexandria Center® for Science and Technology – Mission Bay(4)	San Francisco Bay Area	Mission Bay	25.0%
1450 Owens Street	San Francisco Bay Area	Mission Bay	65.5%	(5)
601, 611, 651, 681, 685, and 701 Gateway Boulevard	San Francisco Bay Area	South San Francisco	50.0%
751 Gateway Boulevard	San Francisco Bay Area	South San Francisco	51.0%
213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae	San Francisco Bay Area	South San Francisco	44.3%
3215 Merryfield Row	San Diego	Torrey Pines	30.0%
Alexandria Point(6)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	50.1%
SD Tech by Alexandria(7)	San Diego	Sorrento Mesa	50.0%
Pacific Technology Park	San Diego	Sorrento Mesa	50.0%
Summers Ridge Science Park(8)	San Diego	Sorrento Mesa	30.0%
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street	Seattle	Lake Union	30.0%
400 Dexter Avenue North	Seattle	Lake Union	30.0%
800 Mercer Street	Seattle	Lake Union	60.0%

Unconsolidated joint ventures(2):
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
1401/1413 Research Boulevard	Maryland	Rockville	65.0%	(9)
1450 Research Boulevard	Maryland	Rockville	73.2%	(10)
101 West Dickman Street	Maryland	Beltsville	57.9%	(10)
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
(3)225 Binney Street is owned through a tenancy in common arrangement. We directly own 26.316% of the tenancy in common and a real estate joint venture owns the remaining 73.684% of the tenancy in common. We own 5% of this real estate joint venture, resulting in an aggregate ownership of 30% of this property. We determined that we are the primary beneficiary of the real estate joint venture and as such, we consolidate this joint venture under the variable interest model.
(4)Includes 409 and 499 Illinois Street, 1500 and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(5)The noncontrolling interest share of our joint venture partner is anticipated to increase to 75% as our partner contributes capital for construction over time.
(6)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4150, 4161, 4224, and 4242 Campus Point Court.
(7)Includes 9605, 9645, 9675, 9685, 9725, 9735, 9808, 9855, and 9868 Scranton Road and 10055 and 10065 Barnes Canyon Road.
(8)Includes 9965, 9975, 9985 and 9995 Summers Ridge Road.
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

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
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
100 and 225 Binney Street and 300 Third Street
99 Coolidge Avenue			(i) The power to direct the activities of the joint venture that most significantly affect its economic performance; and
Alexandria Center® for Science and Technology – Mission Bay
1450 Owens Street
601, 611, 651, 681, 685, and 701 Gateway Boulevard
751 Gateway Boulevard
213 East Grand Avenue			(ii) Benefits that can be significant to the joint venture.
500 Forbes Boulevard
Alexandria Center® for Life Science – Millbrae
3215 Merryfield Row
Alexandria Point
5200 Illumina Way			Therefore, we are the primary beneficiary of each VIE
9625 Towne Centre Drive
SD Tech by Alexandria
Pacific Technology Park
Summers Ridge Science Park
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

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)

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

Refer to the “Consolidation” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information. For a summary of our completed dispositions and sales of partial interests in real estate assets during the nine months ended September 30, 2022, refer to the “Sales of real estate assets and impairment charges” section in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements.

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

Sales of partial interests

Upon completion of the transactions described below, we determined that we had control over each of the newly formed real estate joint ventures and therefore continued to consolidate these properties. Accordingly, we accounted for these partial interest sales as equity transactions, with no gain or loss recognized in earnings.

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

1450 Owens Street

In July 2022, we formed a real estate joint venture in our Mission Bay submarket by contributing a land parcel aggregating 191,000 SF at 1450 Owens Street with an aggregate fair market value of $125.2 million. Upon completion of the transaction, we received proceeds of $25.0 million from our joint venture partner for a noncontrolling interest share of 20%, which is anticipated to increase to 75% as our partner contributes capital for construction over time. The proceeds represent $10.1 million of consideration in excess of the book value of our 20% interest sold. As of September 30, 2022, the noncontrolling interest share of our joint venture partner was 34.5%.

3215 Merryfield Row

In September 2022, we formed a real estate joint venture in our Torrey Pines submarket by selling a 70% interest in our 3215 Merryfield Row property for an aggregate sales price of $149.9 million, or $1,256 per RSF, representing $42.2 million of consideration in excess of the book value of our 70% interest sold.

Summers Ridge Science Park

In September 2022, we sold a 70% interest in our Summers Ridge Science Park campus at 9965, 9975, 9985, and 9995 Summers Ridge Road located in our Sorrento Mesa submarket for an aggregate sales price of $159.6 million, or $720 per RSF, representing $65.1 million of consideration in excess of the book value of our 70% interest sold, and formed a new real estate joint venture with our institutional partner.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
Consolidated VIEs’ balance sheet information

The table below aggregates the balance sheet information of our consolidated VIEs as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Investments in real estate	$6,581,901	$5,014,842
Cash and cash equivalents	253,426	181,074
Other assets	678,889	509,281
Total assets	$7,514,216	$5,705,197

Secured notes payable	$39,945	$7,991
Other liabilities	453,619	269,605
Total liabilities	493,564	277,596
Alexandria Real Estate Equities, Inc.’s share of equity	3,391,220	2,593,505
Noncontrolling interests’ share of equity	3,629,432	2,834,096
Total liabilities and equity	$7,514,216	$5,705,197

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

Unconsolidated real estate joint ventures

Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method of accounting presented in our consolidated balance sheets as of September 30, 2022 and December 31, 2021, consisted of the following (in thousands):

Property	September 30, 2022	December 31, 2021
1655 and 1725 Third Street	$12,990	$14,034
1450 Research Boulevard	5,532	4,455
101 West Dickman Street	8,537	8,481
Other	11,226	11,513
	$38,285	$38,483

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of September 30, 2022 (dollars in thousands):

				Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture	Maturity Date	Stated Rate			Aggregate Commitment	Debt Balance(2)
1401/1413 Research Boulevard	12/23/24	2.70%		3.32%	$28,500	$28,079	65.0%
1655 and 1725 Third Street	3/10/25	4.50%		4.57%	600,000	598,974	10.0%
101 West Dickman Street	11/10/26	SOFR+1.95%	(3)	4.33%	26,750	10,439	57.9%
1450 Research Boulevard	12/10/26	SOFR+1.95%	(3)	N/A	13,000	—	73.2%
					$668,250	$637,492
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of September 30, 2022.
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

Leases in which we are the lessor

As of September 30, 2022, we had 431 properties aggregating 41.1 million operating RSF located in key clusters, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. We focus on developing Class A properties in AAA innovation cluster locations, which we consider to be highly desirable for tenancy by life science, agtech, and technology entities. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. As of September 30, 2022, all leases in which we are the lessor were classified as operating leases, with the exception of one direct financing lease. Our leases are described below.

Operating leases

As of September 30, 2022, our 431 properties were subject to operating lease agreements. Two of these properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 70.2 years. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notification and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise. Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of September 30, 2022 are outlined in the table below (in thousands):

Year	Amount
2022	$413,509
2023	1,743,452
2024	1,831,621
2025	1,816,651
2026	1,771,008
Thereafter	13,261,005
Total	$20,837,246

Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

Direct financing and sales-type leases

As of September 30, 2022, we had one direct financing lease agreement, with a net investment balance of $39.2 million, for a parking structure with a remaining lease term of 70.2 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.

The components of our aggregate net investment in our direct financing and sales-type leases as of September 30, 2022 and December 31, 2021 are summarized in the table below (in thousands):

	September 30, 2022	December 31, 2021
Gross investment in direct financing and sales-type leases	$255,641	$403,388
Add: estimated unguaranteed residual value of the underlying assets	—	31,839
Less: unearned income on direct financing lease	(213,640)	(215,557)
Less: effect of discounting on sales-type leases	—	(146,175)
Less: allowance for credit losses	(2,839)	(2,839)
Net investment in direct financing and sales-type leases	$39,162	$70,656

In May 2022, we completed the sale of land at 9609, 9613, and 9615 Medical Center Drive in our Rockville submarket, which was subject to long-term sales-type leases, for the sales price of $47.8 million and recognized a gain of $11.9 million classified in gain on sales of real estate within our unaudited consolidated statements of operations for the nine months ended September 30, 2022. As of September 30, 2022, we had no sales-type leases.

5.    LEASES (continued)

As of September 30, 2022, our estimated credit loss related to our direct financing lease was $2.8 million. No adjustment to the estimated credit loss balance was required during the three and nine months ended September 30, 2022. For further details, refer to the “Allowance for credit losses” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

Future lease payments to be received under the terms of our direct financing lease as of September 30, 2022 are outlined in the table below (in thousands):

Year	Total
2022	$454
2023	1,863
2024	1,919
2025	1,976
2026	2,036
Thereafter	247,393
Total	$255,641

Income from rentals

Our total income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$646,662	$538,880	$1,879,534	$1,515,396
Direct financing and sales-type leases	642	1,012	2,449	2,473
Revenues subject to the lease accounting standard	647,304	539,892	1,881,983	1,517,869
Revenues subject to the revenue recognition accounting standard	9,549	6,635	28,383	15,724
Income from rentals	$656,853	$546,527	$1,910,366	$1,533,593

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

5.    LEASES (continued)

As of September 30, 2022, the present value of the remaining contractual payments aggregating $910.8 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $409.0 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $561.9 million. As of September 30, 2022, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 42 years, and the weighted-average discount rate was 4.6%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

Ground lease obligations as of September 30, 2022, included leases for 40 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $6.4 million as of September 30, 2022, our ground lease obligations have remaining lease terms ranging from approximately 31 years to 99 years, including extension options which we are reasonably certain to exercise.

The reconciliation of future lease payments, under noncancelable operating ground and office leases in which we are the lessee, to the operating lease liability reflected in our unaudited consolidated balance sheet as of September 30, 2022 is presented in the table below (in thousands):

Year	Total
2022	$6,586
2023	24,073
2024	24,389
2025	24,475
2026	24,543
Thereafter	806,749
Total future payments under our operating leases in which we are the lessee	910,815
Effect of discounting	(501,785)
Operating lease liability	$409,030

Lessee operating costs

Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Our operating lease obligations related to our office leases have remaining terms of up to 13 years, exclusive of extension options. For the three and nine months ended September 30, 2022 and 2021, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gross operating lease costs	$9,349	$7,055	$26,843	$20,580
Capitalized lease costs	(847)	(827)	(2,699)	(2,273)
Expenses for operating leases in which we are the lessee	$8,502	$6,228	$24,144	$18,307

For the nine months ended September 30, 2022 and 2021, amounts paid and classified as operating activities in our unaudited consolidated statements of cash flows for leases in which we are the lessee were $46.8 million and $18.0 million, respectively. The increase primarily relates to a $26.3 million payment made during the three months ended March 31, 2022 in connection with the execution of lease extensions at two properties in our Greater Stanford submarket.

6.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash, cash equivalents, and restricted cash consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$533,824	$361,348
Restricted cash:
Funds held in trust under the terms of certain secured notes payable	—	17,264
Funds held in escrow for real estate acquisitions	329,448	30,000
Other	2,896	6,615
	332,344	53,879
Total	$866,168	$415,227

7.    INVESTMENTS

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries. As a REIT, we generally limit our ownership of each individual entity’s voting stock to less than 10%. We evaluate each investment to determine whether we have the ability to exercise significant influence, but not control, over an investee. We evaluate investments in which our ownership is equal to or greater than 20%, but less than or equal to 50%, of an investee’s voting stock with a presumption that we have this ability. For our investments in limited partnerships that maintain specific ownership accounts, we presume that such ability exists when our ownership interest exceeds 3% to 5%. In addition to our ownership interest, we consider whether we have a board seat or whether we participate in the policy-making process, among other criteria, to determine if we have the ability to exert significant influence, but not control, over an investee. If we determine that we have such ability, we account for the investment under the equity method of accounting, as described below.

Investments accounted for under the equity method

Under the equity method of accounting, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of earnings or losses reported by the investee, distributions received, and other-than-temporary impairments.

As of September 30, 2022, we had six investments in limited partnerships aggregating $56.4 million that maintain specific ownership accounts for each investor, which were accounted for under the equity method. Our ownership interest in each of these six investments was greater than 5%.

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

Investments in publicly traded companies

Our investments in publicly traded companies are classified as investments with readily determinable fair values and are presented at fair value in our consolidated balance sheets, with changes in fair value classified in investment income (loss) in our consolidated statements of operations. The fair values for our investments in publicly traded companies are determined based on sales prices or quotes available on securities exchanges.

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

7.    INVESTMENTS (continued)
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

Impairment evaluation of equity method investments and investments in privately held entities that do not report NAV per share

We monitor equity method investments and investments in privately held entities that do not report NAV per share for new developments, including operating results, prospects and results of clinical trials, new product initiatives, new collaborative agreements, capital-raising events, and merger and acquisition activities. These investments are evaluated on the basis of a qualitative assessment for indicators of impairment by monitoring the presence of the following triggering events or impairment indicators:

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

Commitments on investments in privately held entities that report NAV

We are committed to funding approximately $384.1 million for all investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 12 years, with a weighted-average expiration of 8.8 years as of September 30, 2022. These investments are not redeemable by us, but we may receive distributions from these investments throughout their terms. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.6 years as of September 30, 2022.

7.    INVESTMENTS (continued)
The following tables summarize our investments as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$220,787	$102,196	$(99,441)	$223,542
Entities that report NAV	438,087	331,477	(6,297)	763,267
Entities that do not report NAV:
Entities with observable price changes	104,337	95,289	(2,166)	197,460
Entities without observable price changes	384,278	—	—	384,278
Investments accounted for under the equity method	N/A	N/A	N/A	56,374
Total investments	$1,147,489	$528,962	$(107,904)	$1,624,921

	December 31, 2021
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$203,290	$309,998	$(29,471)	$483,817
Entities that report NAV	385,692	446,586	(2,414)	829,864
Entities that do not report NAV:
Entities with observable price changes	56,257	74,279	(1,305)	129,231
Entities without observable price changes	362,064	—	—	362,064
Investments accounted for under the equity method	N/A	N/A	N/A	71,588
Total investments	$1,007,303	$830,863	$(33,190)	$1,876,564

Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of September 30, 2022 aggregated to a gain of $39.0 million, which consisted of upward adjustments aggregating $95.3 million, downward adjustments aggregating $2.2 million, and impairments aggregating $54.2 million.

Our investment (loss) income for the three and nine months ended September 30, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Realized gains	$24,210	$81,516	$75,971	$189,013
Unrealized (losses) gains	(56,515)	(14,432)	(388,076)	183,348
Investment (loss) income	$(32,305)	$67,084	$(312,105)	$372,361

During the nine months ended September 30, 2022, gains and losses on investments in privately held entities that do not report NAV still held as of September 30, 2022 aggregated to a gain of $1.8 million, which consisted of upward adjustments aggregating $25.2 million and downward adjustments and impairments aggregating $23.4 million.

During the nine months ended September 30, 2021, gains and losses on investments in privately held entities that do not report NAV still held as of September 30, 2021 aggregated to a loss of $28.0 million, which consisted of downward adjustments and impairments aggregating $57.9 million and upward adjustments aggregating $29.9 million.

Unrealized losses related to investments still held (excluding investments accounted for under the equity method of accounting) as of September 30, 2022 and 2021 aggregated to losses of $301.8 million and gains of $231.5 million during the nine months ended September 30, 2022 and 2021, respectively.

Our investment losses for the nine months ended September 30, 2022 also included $2.8 million of equity in earnings of our equity method investments.

Refer to the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

8.     OTHER ASSETS

The following table summarizes the components of other assets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Acquired in-place leases	$638,024	$609,872
Deferred compensation plan	31,957	38,937
Deferred financing costs – unsecured senior line of credit	33,692	19,294
Deposits	30,007	176,077
Furniture, fixtures, and equipment	23,493	26,429
Net investment in direct financing and sales-type leases(1)	39,162	70,656
Notes receivable	18,029	13,088
Operating lease right-of-use asset	561,866	474,299
Other assets	78,330	53,985
Prepaid expenses	30,007	24,806
Property, plant, and equipment	149,310	151,375
Total	$1,633,877	$1,658,818

(1)We completed the sale of our real estate assets subject to sales-type leases in May 2022. As of September 30, 2022, we had no remaining sales-type leases. Refer to Note 5 – “Leases” to these unaudited consolidated financial statements for additional detail.

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

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the assets that we measure at fair value on a recurring basis by level in the fair value hierarchy (in thousands). There were no liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021. In addition, there were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the nine months ended September 30, 2022.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in publicly traded companies:
As of September 30, 2022	$223,542	$223,542	$—	$—
As of December 31, 2021	$483,817	$483,817	$—	$—

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

9.    FAIR VALUE MEASUREMENTS (continued)
Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of September 30, 2022 and December 31, 2021, the carrying values of investments in privately held entities that report NAV aggregated $763.3 million and $829.9 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standards. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments.

Assets and liabilities measured at fair value on a nonrecurring basis

The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021 (in thousands). These investments were measured at various times during the period from January 1, 2018 to September 30, 2022.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Investments in privately held entities that do not report NAV
As of September 30, 2022	$212,413	$—	$197,460	(1)	$14,953	(2)
As of December 31, 2021	$138,011	$—	$129,231		$8,780

(1)This balance represents the total carrying amount of our equity investments in privately held entities with observable price changes, included in our total investments balance of $1.6 billion in our unaudited consolidated balance sheet as of September 30, 2022. For more information, refer to Note 7 – “Investments” to our unaudited consolidated financial statements.
(2)This amount is included in the $384.3 million balance of investments in privately held entities without observable price changes disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements and represents the carrying amount of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described within the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

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

9.    FAIR VALUE MEASUREMENTS (continued)

As of September 30, 2022 and December 31, 2021, the book and estimated fair values of our secured notes payable, unsecured senior notes payable, and amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	September 30, 2022
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$40,594	$—	$42,611	$—	$42,611
Unsecured senior notes payable	$10,098,588	$—	$8,226,370	$—	$8,226,370
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$386,666	$—	$385,838	$—	$385,838

	December 31, 2021
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$205,198	$—	$214,097	$—	$214,097
Unsecured senior notes payable	$8,316,678	$—	$8,995,913	$—	$8,995,913
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$269,990	$—	$269,994	$—	$269,994

10.    SECURED AND UNSECURED SENIOR DEBT

The following table summarizes our outstanding indebtedness and respective principal payments remaining as of September 30, 2022 (dollars in thousands):

	Stated Rate	Interest Rate(1)		Maturity Date(2)		Principal Payments Remaining for the Periods Ending December 31,								Unamortized (Deferred Financing Cost), (Discount)/ Premium
Debt						2022	2023	2024	2025	2026	Thereafter		Principal		Total
Secured notes payable
Greater Boston(3)	SOFR+2.70%	5.34%		11/19/26		$—	$—	$—	$—	$41,438	$—		$41,438	$(1,494)	$39,944
San Francisco Bay Area	6.50%	6.50		7/1/36		—	30	32	34	36	518		650	—	650
Secured debt weighted-average interest rate/subtotal		5.36				—	30	32	34	41,474	518		42,088	(1,494)	40,594

Unsecured senior line of credit and commercial paper program(4)	(4)	3.48	(4)	1/22/28	(4)	(4)	—	—	—	—	386,815	(4)	386,815	(149)	386,666
Unsecured senior notes payable	3.45%	3.62		4/30/25		—	—	—	600,000	—	—		600,000	(2,280)	597,720
Unsecured senior notes payable	4.30%	4.50		1/15/26		—	—	—	—	300,000	—		300,000	(1,628)	298,372
Unsecured senior notes payable – green bond	3.80%	3.96		4/15/26		—	—	—	—	350,000	—		350,000	(1,752)	348,248
Unsecured senior notes payable	3.95%	4.13		1/15/27		—	—	—	—	—	350,000		350,000	(2,199)	347,801
Unsecured senior notes payable	3.95%	4.07		1/15/28		—	—	—	—	—	425,000		425,000	(2,257)	422,743
Unsecured senior notes payable	4.50%	4.60		7/30/29		—	—	—	—	—	300,000		300,000	(1,524)	298,476
Unsecured senior notes payable	2.75%	2.87		12/15/29		—	—	—	—	—	400,000		400,000	(2,981)	397,019
Unsecured senior notes payable	4.70%	4.81		7/1/30		—	—	—	—	—	450,000		450,000	(2,889)	447,111
Unsecured senior notes payable	4.90%	5.05		12/15/30		—	—	—	—	—	700,000		700,000	(6,485)	693,515
Unsecured senior notes payable	3.375%	3.48		8/15/31		—	—	—	—	—	750,000		750,000	(5,787)	744,213
Unsecured senior notes payable – green bond	2.00%	2.12		5/18/32		—	—	—	—	—	900,000		900,000	(9,029)	890,971
Unsecured senior notes payable	1.875%	1.97		2/1/33		—	—	—	—	—	1,000,000		1,000,000	(9,055)	990,945
Unsecured senior notes payable – green bond	2.95%	3.07		3/15/34		—	—	—	—	—	800,000		800,000	(8,923)	791,077
Unsecured senior notes payable	4.85%	4.93		4/15/49		—	—	—	—	—	300,000		300,000	(3,131)	296,869
Unsecured senior notes payable	4.00%	3.91		2/1/50		—	—	—	—	—	700,000		700,000	10,248	710,248
Unsecured senior notes payable	3.00%	3.08		5/18/51		—	—	—	—	—	850,000		850,000	(12,082)	837,918
Unsecured senior notes payable	3.55%	3.63		3/15/52		—	—	—	—	—	1,000,000		1,000,000	(14,658)	985,342
Unsecured debt weighted-average interest rate/subtotal		3.51				—	—	—	600,000	650,000	9,311,815		10,561,815	(76,561)	10,485,254
Weighted-average interest rate/total		3.52%				$—	$30	$32	$600,034	$691,474	$9,312,333		$10,603,903	$(78,055)	$10,525,848

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Represents a secured construction loan held by our consolidated real estate joint venture at 99 Coolidge Avenue, of which we own a 75.0% interest. As of September 30, 2022, this joint venture has $153.9 million available under the existing lender commitments. The interest rate shall be reduced from SOFR+2.70% to SOFR+2.10% over time upon the completion of certain leasing, construction, and financial covenant milestones.
(4)Refer to “Amendment of our unsecured senior line of credit” and “$2.0 billion commercial paper program” on the next page.

10.    SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our secured and unsecured senior debt and amounts outstanding under our unsecured senior line of credit and commercial paper program as of September 30, 2022 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt				Weighted-Average
						Interest		Remaining Term (in years)
			Total		Percentage	Rate(1)
Secured notes payable	$650	$39,944	$40,594		0.4%	5.36%		4.3
Unsecured senior notes payable	10,098,588	—	10,098,588		95.9	3.51		13.5
Unsecured senior line of credit and commercial paper program	—	386,666	386,666	(2)	3.7	3.48	(2)	5.3	(3)
Total/weighted average	$10,099,238	$426,610	$10,525,848		100.0%	3.52%		13.2	(3)
Percentage of total debt	95.9%	4.1%	100.0%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)As of September 30, 2022, we had no outstanding balance on our unsecured senior line of credit. Our unsecured senior line of credit has aggregate commitments of $4.0 billion and bears an interest rate of SOFR plus 0.875%. In addition, the rate is subject to a sustainability adjustment of +/- four basis points based upon our ability to achieve certain annual sustainability targets. As of September 30, 2022, we had $386.7 million of commercial paper notes outstanding with a weighted-average interest rate of 3.48%.
(3)We calculate the weighted-average remaining term of our commercial paper notes by using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper, the consolidated weighted-average maturity of our debt is 13.0 years. The commercial paper notes sold during the three months ended September 30, 2022 were issued at a weighted-average yield to maturity of 2.69% and had a weighted-average maturity term of 13 days.

Unsecured senior notes payable

In February 2022, we opportunistically issued $1.8 billion of unsecured senior notes payable with a weighted-average interest rate of 3.28% and a weighted-average maturity of 22.0 years. The unsecured senior notes consisted of $800.0 million of 2.95% green unsecured senior notes due 2034 and $1.0 billion of 3.55% unsecured senior notes due 2052.

Amendment of our unsecured senior line of credit

On September 22, 2022, we amended our unsecured senior line of credit and the key changes are summarized below:

	New Agreement	Change
Commitments available for borrowing	$4.0 billion	Up $1.0 billion
Maturity date	January 22, 2028	Extended by 2 years
Interest rate	SOFR+0.875%	Converted to SOFR from LIBOR

In addition, the interest rate under our amended unsecured senior line of credit is subject to upward or downward adjustments of up to four basis points based upon our ability to achieve certain annual sustainability targets. As of September 30, 2022, we had no outstanding balance on our unsecured senior line of credit.

$2.0 billion commercial paper program

In September 2022, we increased the aggregate amount we may issue from time to time under our commercial paper program to $2.0 billion from $1.5 billion. Our commercial paper program provides us with the ability to issue up to $2.0 billion of commercial paper notes that bear interest at short-term fixed rates with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding notes issued under our commercial paper program. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. As of September 30, 2022, we had an outstanding balance of $386.7 million under our commercial paper program with a weighted-average interest rate of 3.48%.

Extinguishment of secured notes payable

In April 2022, we repaid two secured notes payable aggregating $195.0 million due in 2024 with an effective interest rate of 3.40% and recognized a loss on early extinguishment of debt of $3.3 million, including a prepayment penalty and the write-off of unamortized loan fees.

10.    SECURED AND UNSECURED SENIOR DEBT (continued)
Interest expense

The following table summarizes interest expense for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest incurred	$96,173	$78,863	$275,835	$233,866
Capitalized interest	(73,189)	(43,185)	(199,154)	(126,563)
Interest expense	$22,984	$35,678	$76,681	$107,303
11.     ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES
The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Accounts payable and accrued expenses	$458,760	$513,416
Accrued construction	606,413	438,866
Acquired below-market leases	378,790	341,585
Conditional asset retirement obligations	54,354	59,797
Deferred rent liabilities	18,468	12,384
Operating lease liability	409,030	434,745
Unearned rent and tenant security deposits	373,937	326,924
Other liabilities	94,012	82,693
Total	$2,393,764	$2,210,410

As of September 30, 2022 and December 31, 2021, our conditional asset retirement obligations liability primarily consisted of the soil and groundwater remediation liabilities associated with certain of our properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, requires remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys; subsurface sampling; and other testing. We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated. In addition, environmental laws and regulations subject our tenants, and potentially us, to liability that may result from our tenants’ routine handling of hazardous substances and wastes as part of their operations at our properties. These assessments and investigations of our properties have not to date revealed any additional environmental liability we believe would have a material adverse effect on our business and financial statements or that would require additional disclosures or recognition in our consolidated financial statements.

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

The table reconciles the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$383,443	$124,433	$575,433	$554,486
Net income attributable to noncontrolling interests	(38,747)	(21,286)	(108,092)	(58,134)
Net income attributable to unvested restricted stock awards	(3,257)	(1,883)	(5,866)	(5,750)
Numerator for basic and diluted EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$341,439	$101,264	$461,475	$490,602

Denominator for basic EPS – weighted-average shares of common stock outstanding	161,554	150,854	160,400	144,716
Dilutive effect of forward equity sales agreements	—	707	—	437
Denominator for diluted EPS – weighted-average shares of common stock outstanding	161,554	151,561	160,400	145,153
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$2.11	$0.67	$2.88	$3.39
Diluted	$2.11	$0.67	$2.88	$3.38

13.    STOCKHOLDERS’ EQUITY
Common equity transactions

During the nine months ended September 30, 2022, our common equity transactions included the following:

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
•In September 2022, we settled a portion of our outstanding forward equity agreements by issuing 1.0 million shares and received net proceeds of $199.7 million.
•In December 2021, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $1.0 billion of our common stock.
•We entered into new forward equity sales agreements aggregating $753.4 million to sell 4.2 million shares under our ATM program at an average price of $179.36 per share (before underwriting discounts).
•As of September 30, 2022, the remaining aggregate amount available under our ATM program for future sales of common stock was $246.6 million.

As of September 30, 2022, we expect to issue an aggregate of 8.0 million shares at an average price of $186.03 per share to settle all our outstanding forward equity sales agreements and receive net proceeds of approximately $1.5 billion during the three months ended December 31, 2022.

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

During the three months ended September 30, 2022, we declared cash dividends on our common stock aggregating $193.6 million, or $1.18 per share. In October 2022, we paid the cash dividends on our common stock declared for the three months ended September 30, 2022.

Accumulated other comprehensive loss

The change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the nine months ended September 30, 2022 was entirely due to net unrealized losses of $17.4 million on foreign currency translation related to our operations in Canada and China.

Common stock, preferred stock, and excess stock authorizations

In May 2022, our stockholders approved an amendment to our charter to increase the authorized number of shares of common stock from 200.0 million to 400.0 million, of which 162.6 million shares were issued and outstanding as of September 30, 2022. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of September 30, 2022. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of September 30, 2022.

14.    NONCONTROLLING INTERESTS

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. These entities owned 63 properties as of September 30, 2022 and are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the nine months ended September 30, 2022 and 2021, we distributed $139.5 million and $81.9 million, respectively, to our consolidated real estate joint venture partners.

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

15.    ASSETS CLASSIFIED AS HELD FOR SALE

As of September 30, 2022, we had one property aggregating 334,144 RSF that was classified as held for sale in our consolidated financial statements.

The disposal of properties classified as held for sale does not represent a strategic shift and therefore does not meet the criteria for classification as a discontinued operation. We cease depreciation of our properties upon their classification as held for sale. Refer to the “Real estate sales” subsection of the “Investments in real estate” section within Note 2 – “Summary of significant accounting policies” for additional information.
The following is a summary of net assets as of September 30, 2022 and December 31, 2021 for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	September 30, 2022	December 31, 2021
Total assets	$14,169	$17,749
Total liabilities	(1,179)	(1,083)
Total accumulated other comprehensive income (loss)	1,839	(1,750)
Net assets classified as held for sale	$14,829	$14,916

16.    SUBSEQUENT EVENTS

Real estate assets acquired in October 2022

In October 2022, we completed the acquisition of two properties for an aggregate purchase price of $108.0 million. Refer to the “Acquisitions” section in Note 3 – “Investments in real estate” for additional information.

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

This list of risks and uncertainties is not exhaustive. Additional information regarding risk factors that may affect us is included under “Item 1A. Risk factors” and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2021 and under respective sections within this quarterly report on Form 10-Q. Readers of this quarterly report on Form 10-Q should also read our other documents filed publicly with the SEC for further discussion regarding such factors.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® company, is a best-in-class, mission-driven life science REIT making a positive and lasting impact on the world. As the pioneer of the life science real estate niche since its founding in 1994, Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative life science, agtech, and technology campuses in AAA innovation cluster locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. The trusted partner to over 1,000 tenants, as of September 30, 2022, Alexandria has a total market capitalization of $33.3 billion and an asset base in North America of 74.5 million square feet (“SF”), which includes 41.1 million RSF of operating properties and 5.6 million RSF of Class A properties undergoing construction, 9.9 million RSF of near-term and intermediate-term development and redevelopment projects, and 17.9 million SF of future development projects. Alexandria has a longstanding and proven track record of developing Class A properties clustered in life science, agtech, and technology campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science, agrifoodtech, climate innovation, and technology companies through our venture capital platform. We believe these advantages result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of September 30, 2022:

•Investment-grade or publicly traded large cap tenants represented 49% of our total annual rental revenue;
•Approximately 96% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3.0% that were either fixed or indexed based on a consumer price index or other index;
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

Our primary business objective is to maximize long-term asset value and shareholder returns based on a multifaceted platform of internal and external growth. A key element of our strategy is our unique focus on Class A properties located in collaborative life science, agtech, and technology campuses in AAA innovation clusters. These key campus locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. They generally represent highly desirable locations for tenancy by life science, agtech, and technology entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Our strategy also includes drawing upon our deep and broad real estate, life science, agtech, and technology relationships in order to identify and attract new and leading tenants and to source additional value-creation real estate.

Executive summary

Operating results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income attributable to Alexandria’s common stockholders – diluted:
In millions	$341.4	$101.3	$461.5	$490.6
Per share	$2.11	$0.67	$2.88	$3.38
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$344.7	$296.0	$1,008.1	$841.3
Per share	$2.13	$1.95	$6.28	$5.80

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

A REIT industry-leading, high-quality roster of over 1,000 tenants and operational excellence, supporting high-quality revenues, cash flows, and strong margins

Percentage of total annual rental revenue in effect from investment-grade or publicly traded large cap tenants	49%

Sustained strength in tenant collections:
Tenant receivables as of September 30, 2022	$7.8	million
October tenant rent and receivables collected as of the date of this report	99.9%

Occupancy of operating properties in North America	94.3%
Operating margin	70%	(1)
Adjusted EBITDA margin	69%	(1)
Weighted-average remaining lease term:
All tenants	7.2	years
Top 20 tenants	9.7	years

(1)For the three months ended September 30, 2022.

Solid leasing volume and rental rate increase

•During the three months ended September 30, 2022, we completed 1.7 million RSF of leasing activity, 87% of which was generated from our roster of over 1,000 tenants.
•Quarterly leasing volume continues to surpass our 10-year quarterly average of 1.3 million RSF and our pre-COVID 5-year quarterly average of 1.1 million RSF.
•For the three months ended September 30, 2022, rental rate increases on lease renewals and re-leasing of space were 27.1% and 22.6% (cash basis).

	September 30, 2022
	Three Months Ended	Nine Months Ended
Total leasing activity – RSF	1,662,069	6,405,265
Leasing of development and redevelopment space – RSF	329,006	2,685,138
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	1,094,821	3,045,980
Rental rate increases	27.1%	34.3%
Rental rate increases (cash basis)	22.6%	24.2%

Strong and flexible balance sheet with significant liquidity

•Investment-grade credit ratings ranked in the top 10% among all publicly traded U.S. REITs.
•Net debt and preferred stock to Adjusted EBITDA of 5.4x and fixed-charge coverage ratio of 4.9x for the three months ended September 30, 2022, annualized.
•Total debt and preferred stock to gross assets of 27%.
•95.9% of our debt has a fixed rate.
•13.2 years weighted-average remaining term of debt.
•No debt maturities prior to 2025.
•$6.4 billion of liquidity.

Continued strong net operating income and internal growth

•Total revenues:
•$659.9 million, up 20.5%, for the three months ended September 30, 2022, compared to $547.8 million for the three months ended September 30, 2021.
•$1.9 billion, up 24.8%, for the nine months ended September 30, 2022, compared to $1.5 billion for the nine months ended September 30, 2021.
•Net operating income (cash basis) of $1.6 billion for the three months ended September 30, 2022, annualized, increased by $306.0 million, or 22.9%, compared to the three months ended September 30, 2021, annualized.
•96% of our leases contain contractual annual rent escalations approximating 3%.
•Same property net operating income growth:
•5.1% and 10.6% (cash basis) for the three months ended September 30, 2022, compared to the three months ended September 30, 2021, representing the third-highest same property net operating income (cash basis) growth in Company history.
•7.0% and 8.9% (cash basis) for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021.

Continued strategic value harvesting with strong valuations

During the nine months ended September 30, 2022, we completed dispositions and sales of partial interests aggregating $2.2 billion, including $1.0 billion of dispositions during the three months ended September 30, 2022:
•Sale of five properties in our South San Francisco and Greater Stanford submarkets for an aggregate sales price of $383.6 million, or $1,161 per RSF, representing capitalization rates of 5.2% and 5.2% (cash basis).
•Sale of a 70% interest in 3215 Merryfield Row in our Torrey Pines submarket for a sales price of $149.9 million, or $1,256 per RSF, representing capitalization rates of 4.5% and 4.2% (cash basis).
•Sale of a 70% interest in Summers Ridge Science Park in our Sorrento Mesa submarket for a sales price of $159.6 million, or $720 per RSF, representing capitalization rates of 4.9% and 4.6% (cash basis).

Continued dividend strategy to share strong and consistent growth in operating cash flows with stockholders while also retaining a significant portion for reinvestment

•Common stock dividend declared for the three months ended September 30, 2022 was $1.18 per common share, aggregating $4.66 per common share for the twelve months ended September 30, 2022, up 24 cents, or 5%, over the twelve months ended September 30, 2021.
•Dividend yield of 3.4% as of September 30, 2022.
•FFO payout ratio of 56% for the three months ended September 30, 2022.
•Average annual dividend per-share growth of 6.5% over the last five years.

Completion of unsecured senior line of credit upsizing and term extension

•In September 2022, we amended our unsecured senior line of credit. Key changes include:

	New Agreement	Change
Commitments available for borrowing	$4.0 billion	Up $1.0 billion
Maturity date	January 2028	Extended by 2 years
Interest rate	SOFR+0.875%	Converted to SOFR from LIBOR

Alexandria’s tenants drive visibility for future growth aggregating over $645 million of incremental net operating income

•Highly leased value-creation pipeline of current and seven near-term projects expected to generate greater than $645 million of incremental net operating income, primarily commencing from the fourth quarter of 2022 through the third quarter of 2025.
•7.6 million RSF of our value-creation projects, which are 78% leased.
•80% of the leased RSF was generated from our roster of over 1,000 tenants.

Balance sheet management

Key metrics as of September 30, 2022

•$33.3 billion in total market capitalization.
•$22.8 billion in total equity capitalization, which ranks in the top 10% among all publicly traded U.S. REITs.
•13.2 years weighted-average remaining term of debt.
•No remaining LIBOR-based debt ahead of June 2023 phase-out.

	September 30, 2022		Goal for Fourth Quarter of 2022, Annualized
	Quarter Annualized	Trailing 12 Months
Net debt and preferred stock to Adjusted EBITDA	5.4x	5.6x	Less than or equal to 5.1x
Fixed-charge coverage ratio	4.9x	5.1x	Greater than or equal to 5.1x

Key capital events

•In September 2022, we amended our unsecured senior line of credit to increase the aggregate commitment to $4.0 billion and extend the maturity date to January 22, 2028. Refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements under Item 1 of this report for additional detail.
•In September 2022, we increased the aggregate amount we may issue from time to time under our commercial paper program to $2.0 billion from $1.5 billion.
•During the three months ended September 30, 2022, we settled a portion of our outstanding forward equity sales agreements by issuing 1.0 million shares and received net proceeds of $199.7 million. We expect to issue an aggregate of 8.0 million shares at an average price of $186.03 per share to settle all our outstanding forward equity sales agreements and receive net proceeds of approximately $1.5 billion during the fourth quarter of 2022.
•During the three months ended September 30, 2022, there was no sale activity under our ATM program. As of September 30, 2022, the remaining aggregate amount available under our ATM program for future sales of common stock was $246.6 million.

Investments

•As of September 30, 2022:
•Our investments aggregated $1.6 billion.
•Unrealized gains presented in our consolidated balance sheets were $421.1 million, comprising gross unrealized gains and losses aggregating $529.0 million and $107.9 million, respectively.
•Investment loss of $32.3 million for the three months ended September 30, 2022, presented in our consolidated statements of operations, consisted of $24.2 million of realized gains and $56.5 million of unrealized losses/changes in fair value.
•Investment loss of $312.1 million for the nine months ended September 30, 2022, consisted of $76.0 million in realized gains and $388.1 million in unrealized losses/changes in fair value.

External growth and investments in real estate

Delivery and commencement of value-creation projects

•During the three months ended September 30, 2022, we placed into service development and redevelopment projects aggregating 332,961 RSF across multiple submarkets resulting in $30 million of incremental net operating income.
•82% of construction costs related to active development and redevelopment projects aggregating 5.6 million RSF are under a guaranteed maximum price (“GMP”) contract or other fixed contracts. Our budgets also include construction cost contingencies in GMP contracts plus additional landlord contingencies that generally range from 3% to 5%.
•Annual net operating income (cash basis) is expected to increase by $45 million upon the burn-off of initial free rent from recently delivered projects.

Value-creation pipeline of new Class A development and redevelopment projects as a percentage of gross assets	September 30, 2022
Under construction projects 76% leased/negotiating	10%
Near-term projects expected to commence construction in the next five quarters 88% leased	1%
Income-producing/potential cash flows/covered land play(1)	8%
Land	3%

(1)Includes projects that have existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses.

Alexandria is at the vanguard of innovation for a high-quality roster of over 1,000 tenants, focused on accommodating their current needs and providing them with a path for future growth

•During the three months ended September 30, 2022, we completed acquisitions in our key life science cluster submarkets aggregating 1.2 million RSF of value-creation opportunities for an aggregate purchase price of $316.7 million.

Industry and ESG leadership: catalyzing and leading the way for positive change to benefit human health and society

•In October 2022, Alexandria continued to enhance its first social responsibility pillar focused on advancing human health by empowering NEXT for AUTISM’s development of important support services for autistic individuals and their families. Alexandria has been forging strategically supportive partnerships with highly impactful organizations that aim to accelerate groundbreaking medical innovation to advance vitally needed therapies for individuals with autism.
•In October 2022, Alexandria’s position as a groundbreaking leader in ESG was reinforced in the 2022 GRESB Real Estate Assessment, with several achievements, including: (i) Regional and Global Sector Leader for buildings in development in the Science & Technology sector, (ii) #2 ranking for buildings in operation in the Diversified Listed sector, and (iii) “A” disclosure score for the fifth consecutive year. Alexandria has earned “Green Star” recognitions in the operating asset benchmark for the sixth consecutive year and in the development benchmark for the third consecutive year since its 2020 launch.
•In October 2022, Alexandria was recognized as a Climate Leader by the Sponsors of Mass Save®, a collaborative of the energy utilities and energy efficiency service providers in Massachusetts. Utilizing these programs in our Greater Boston market, we have implemented over 65 energy conservation projects across more than 40 buildings over the last 10 years, resulting in estimated recurring annual energy savings of over 5 million kWh. Alexandria was the only real estate company to be selected in the inaugural cohort of honorees.
•In September 2022, coinciding with National Suicide Prevention Month, we announced our deepened partnership with KITA, a non-profit providing tuition-free summer camp for children who have lost a loved one to suicide, and the advancement of our eighth social responsibility pillar addressing the mental health crisis. Through Alexandria’s significant support, KITA will have free, long-term access to 28 acres in Acton, Maine that will serve as the non-profit’s new home and enable it to grow its program and increase the number of children it serves.
•In July 2022, Alexandria Venture Investments, our strategic venture capital platform, was recognized as the #1 most active corporate investor in biopharma by new deal volume (2021-1H22) for the fifth consecutive year by Silicon Valley Bank in its “Healthcare Investments and Exits: Mid-Year 2022 Report.” Alexandria’s venture activity provides us with, among other things, mission-critical data and insights into industry innovations and trends.

ALEXANDRIA’S MISSION-DRIVEN AND INDUSTRY-LEADING ESG PROGRAM
ACHIEVEMENTS, RECOGNITION, AND INITIATIVES

GRESB REAL ESTATE sector leader 2022

#1 FOR BUILDINGS IN DEVELOPMENT
Science & Technology

#2 FOR BUILDINGS IN OPERATION
Diversified Listed

“A” DISCLOSURE SCORE
2018–2022

“GREEN STAR” DESIGNATION

OPERATING ASSETS
2017-2022

DEVELOPMENT
2020-2022

S&P Global — TOP 10% ESG RANK(1)

BARRON’S — ONE OF THE MOST SUSTAINABLE U.S. REITs
2021 | 2022

MSCI — “A” ESG RATING
2021 | 2022

2022 mass save™ CLIMATE LEADER — MASS SAVE CLIMATE LEADER
2022

SUSTAINALYTICS — “LOW” ESG RISK
TOP 10% ESG PROFILE(2)

fitwel® — FITWEL IMPACT AWARD
Highest-Scoring Project
2020 | 2021

Fitwel® Viral Response Certified DISTINCTION — FITWEL VIRAL RESPONSE
2020 | 2021 | 2022

ISS — TOP 10% SOCIAL SCORE (1)

Bloomberg — TOP 10% SOCIAL SCORE (1)

FAST COMPANY — INNOVATION BY DESIGN
Impact Honoree
2021

(1)Top 10% ranking based on information for FTSE Nareit All REITs Index from Bloomberg Professional Services as of September 30, 2022.
(2)Top 10% ranking for Sustainalytics Global Universe, from Bloomberg Professional Services as of September 30, 2022.

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

Proactively Designing All-Electric Buildings

230 HARRIET TUBMAN WAY

751 GATEWAY BOULEVARD

2025 Environmental Goals and Progress for Buildings in Operation

Carbon Emissions Reduction
(MTCO2e)
30%(1)
19.5%(3)
2015-2021
Energy Use Reduction
(kWh)
25%(1)
19.4%(3)
2015-2021
Potable Water Use Consumption
(Gal)
10%(1)
23.1%(3)
2015-2021
Waste Diversion
(Ton)
45%(2)
41.1%(3)
2021

Environmental progress data for 2021 reflected in the chart above received independent limited assurance from DNV Business Assurance USA, Inc.
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
(3)Progress toward 2025 goals.

325 BINNEY STREET | ALEXANDRIA CENTER® AT ONE KENDALL SQUARE MEGA CAMPUS

DESIGNED TO BE THE MOST SUSTAINABLE LABORATORY BUILDING IN CAMBRIDGE

Alexandria's Mission-Critical Infrastructure for Longtime Strategic Partner Moderna

CLIMATE RESILIENCE
Stormwater Capture System
RENEWABLE ELECTRICITY
Solar Array
FOSSIL FUEL REDUCTION
Exhaust Source Heat Pumps
LOW-CARBON MATERIALS
Improved Concrete Mix
ENERGY EFFICIENCY
Fan Coil Units to Heat/Cool Zones and Filter Air Locally
ENERGY EFFICIENCY
High-Performance Facade With Triple Glazing
CLIMATE RESILIENCE
Stormwater Capture System
CLIMATE RESILIENCE
Raised Elevation
GEOTHERMAL SYSTEM
Fossil Fuel Reduction for Heating/Cooling
CLIMATE RESILIENCE
Stormwater Capture System

To learn more, please see our 2021 ESG report, which is available on the ESG page of the Company website at **www.are.com.**

ALEXANDRIA'S HIGHLY IMPACTFUL SOCIAL RESPONSIBILITY PILLARS

Developing and implementing collaborative and innovative solutions to some of society's most urgent challenges

Accelerating Groundbreaking Medical Innovation to Advance Lifesaving Treatments and Cures

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

Bolstering the Resilience of Our Military, Our Veterans, and Their Families

Overcoming the Opioid Epidemic and Revolutionizing Addiction Treatment

Empowering Underserved Students to Achieve Long-Term Success and Reach Their Potential as Leaders in the Community Through Education

Building a Model for a Comprehensive, Sustainable Solution to Address Homelessness

Supporting Museums to Preserve History and Honor Our Greatest Heroes

Addressing the Mental Health Crisis With a Focus on Helping Children Cope With Suicide Loss

Operating summary

Historical Same Property Net Operating Income Growth	Favorable Lease Structure(1)
	Strategic Lease Structure by Owner and Operator of Collaborative Life Science, Agtech, and Technology Campuses
	Increasing cash flows
	Percentage of leases containing annual rent escalations	96%
	Stable cash flows
	Percentage of triple net leases	91%
	Lower capex burden
	Percentage of leases providing for the recapture of capital expenditures	94%

Historical Rental Rate Growth: Renewed/Re-Leased Space	Margins(2)

	Operating	Adjusted EBITDA
	70%	69%

Net Debt and Preferred Stock to Adjusted EBITDA(3)	Fixed-Charge Coverage Ratio(3)

(1)Percentages calculated based on annual rental revenue as of September 30, 2022.
(2)Represents percentages for the three months ended September 30, 2022.
(3)Quarter annualized. Refer to the definitions of “Net debt and preferred stock to Adjusted EBITDA” and “Fixed-charge coverage ratio” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details.

Long-Duration Cash Flows From High-Quality, Diverse, and Innovative Tenants

Investment-Grade or Publicly Traded Large Cap Tenants	Long-Duration Lease Terms

49%	7.2 Years
of ARE’s Total	Weighted-Average
Annual Rental Revenue(1)	Remaining Term(2)

Industry Mix of 1,000+ Tenants

Multinational Pharmaceutical
17%
Life Science Product, Service, and Device
21%
Institutional (Academic/Medical, Non-Profit, and U.S. Government)
10%
Public Biotechnology – Approved or Marketed Product
15%
Investment-Grade and Large Cap Tech/Office
8%
9%
10%
Future Change in Use(3)
8%
2%
Other(4)
Private Biotechnology
Public Biotechnology – Preclinical or Clinical Stage

Percentage of ARE’s Annual Rental Revenue(1)

(1)Represents annual rental revenue in effect as of September 30, 2022. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Based on aggregate annual rental revenue in effect as of September 30, 2022. Refer to definition of “Annual rental revenue” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information on our methodology of calculating annual rental revenue for unconsolidated real estate joint ventures.
(3)Represents annual rental revenue currently generated from space that is targeted for a future change in use. The weighted-average remaining term of these leases is 3.6 years.
(4)Our other tenants, which aggregate 2.0% of our annual rental revenue, comprise technology, professional services, finance, telecommunications, and construction/real estate companies and less than 1.0% of retail-related tenants by annual rental revenue.

High-Quality Cash Flows From High Quality Tenants and Class A Properties in AAA Locations

Industry-Leading Tenant Roster	AAA Locations

San Francisco Bay Area
24%
New York City
5%
San Diego
16%
Seattle
6%
Maryland
6%
Research Triangle
5%
Texas
1%
Other
1%
Greater Boston
36%

86%
of ARE’s Top 20 Tenants Annual Rental Revenue Is From Investment-Grade or Publicly Traded Large Cap Tenants(1)
Percentage of ARE’s Annual Rental Revenue(2)

Solid Historical Occupancy(3)	Occupancy Across Key Locations

96%
Over 10 Years
(1)As of September 30, 2022. Represents the percentage of our annual rental revenue generated by our top 20 tenants that are also investment-grade or publicly traded large cap tenants.
(2)Represents annual rental revenue in effect as of September 30, 2022. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(3)Represents average occupancy of operating properties in North America as of each December 31 for the last 10 years and as of September 30, 2022.
(4)Refer to the “Summary of occupancy percentages in North America” section within this Item 2 for additional information on vacancy at recently acquired properties.

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended		Nine Months Ended			Year Ended
	September 30, 2022		September 30, 2022			December 31, 2021
	Including Straight-Line Rent	Cash Basis	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	27.1%	22.6%	34.3%		24.2%	37.9%	22.6%
New rates	$59.41	$57.35	$57.61		$55.50	$59.00	$55.60
Expiring rates	$46.73	$46.79	$42.89		$44.68	$42.80	$45.36
RSF	1,094,821		3,045,980			4,614,040
Tenant improvements/leasing commissions	$43.34		$33.26			$41.05
Weighted-average lease term	5.1 years		4.9 years			6.3 years

Developed/redeveloped/ previously vacant space leased(2)
New rates	$56.98	$51.55	$75.88		$67.05	$78.52	$69.42
RSF	567,248		3,359,285			4,902,261
Weighted-average lease term	11.7 years		12.7 years			11.2 years

Leasing activity summary (totals):
New rates	$58.58	$55.37	$67.20		$61.56	$69.05	$62.72
RSF	1,662,069		6,405,265	(3)		9,516,301
Weighted-average lease term	7.3 years		9.0 years			8.8 years

Lease expirations(1)
Expiring rates	$44.26	$46.56	$40.10		$40.93	$41.53	$43.70
RSF	1,436,203		4,525,413			5,747,192

Leasing activity includes 100% of results for each property in which we have an investment in North America.

(1)Excludes month-to-month leases aggregating 265,199 RSF and 110,180 RSF as of September 30, 2022 and December 31, 2021, respectively.
(2)Refer to “New Class A development and redevelopment properties: summary of pipeline” section within this Item 2 for additional details on total project costs.
(3)During the nine months ended September 30, 2022, we granted tenant concessions/free rent averaging 2.5 months with respect to the 6,405,265 RSF leased. Approximately 61% of the leases executed during the nine months ended September 30, 2022 did not include concessions for free rent.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of September 30, 2022:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Total Annual Rental Revenue

2022 (2)	635,234	1.7%	$37.69	1.2%
2023	2,992,991	7.8%	$42.71	6.6%
2024	4,268,120	11.1%	$45.19	10.0%
2025	3,533,031	9.2%	$47.96	8.8%
2026	2,466,984	6.4%	$52.09	6.7%
2027	2,606,791	6.8%	$53.57	7.3%
2028	3,872,553	10.1%	$51.17	10.3%
2029	2,089,306	5.4%	$56.52	6.1%
2030	2,601,174	6.8%	$56.65	7.7%
2031	3,072,548	8.0%	$52.66	8.4%
Thereafter	10,323,260	26.7%	$49.89	26.9%

(1)Represents amounts in effect as of September 30, 2022.
(2)Excludes month-to-month leases aggregating 265,199 RSF as of September 30, 2022.

The following tables present information by market with respect to our lease expirations in North America as of September 30, 2022, for the remainder of 2022, and for all of 2023:

	2022 Contractual Lease Expirations (in RSF)					Annual Rental Revenue (per RSF)(3)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment(1)	Remaining Expiring Leases	Total(2)

Greater Boston	22,383	—	—	34,758	57,141	$62.22
San Francisco Bay Area	5,500	15,023	250,000	41,772	312,295	45.20
New York City	—	—	—	100	100	N/A
San Diego	70,419	—	9,199	62,073	141,691	26.84
Seattle	—	—	—	22,783	22,783	29.46
Maryland	5,720	—	—	4,266	9,986	22.18
Research Triangle	—	—	—	10,827	10,827	N/A
Texas	—	—	—	—	—	N/A
Canada	—	36,425	—	36,337	72,762	N/A
Non-cluster/other markets	—	—	—	7,649	7,649	82.26
Total	104,022	51,448	259,199	220,565	635,234	$37.69
Percentage of expiring leases	16%	8%	41%	35%	100%

	2023 Contractual Lease Expirations (in RSF)					Annual Rental Revenue (per RSF)(4)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment(1)	Remaining Expiring Leases(4)	Total

Greater Boston	49,191	148,923	323,110	430,936	952,160	$53.01
San Francisco Bay Area	19,377	—	—	351,472	370,849	56.67
New York City	—	—	—	88,272	88,272	N/A
San Diego	82,462	22,429	—	671,263	776,154	30.81
Seattle	7,566	7,413	18,680	328,645	362,304	24.54
Maryland	—	139,540	—	85,369	224,909	30.19
Research Triangle	81,956	—	—	115,601	197,557	31.00
Texas	—	—	—	—	—	N/A
Canada	—	13,321	—	—	13,321	29.99
Non-cluster/other markets	—	—	—	7,465	7,465	58.48
Total	240,552	331,626	341,790	2,079,023	2,992,991	$42.71
Percentage of expiring leases	8%	11%	11%	70%	100%

(1)Represents RSF targeted for future development or redevelopment upon expiration of existing in-place leases primarily related to recently acquired properties with an average contractual lease expiration date of November 12, 2022 and January 8, 2023 for 2022 and 2023, respectively, weighted by annual rental revenue. Refer to “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details on value-creation square feet currently included in rental properties.
(2)Excludes month-to-month leases aggregating 265,199 RSF as of September 30, 2022.
(3)Represents amounts in effect as of September 30, 2022.
(4)The largest remaining contractual expiration is 111,490 RSF in our Sorrento Mesa submarket.

Top 20 tenants

86% of Top 20 Annual Rental Revenue From Investment-Grade
or Publicly Traded Large Cap Tenants(1)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 3.6% of our annual rental revenue in effect as of September 30, 2022. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of September 30, 2022 (dollars in thousands, except average market cap):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Aggregate Annual Rental Revenue (1)	Investment-Grade Credit Ratings		Average Market Cap(1) (in billions)

	Tenant						Moody’s	S&P
1	Bristol-Myers Squibb Company	4.5		961,883	$69,687	3.6%	A2	A+	$148.5
2	Moderna, Inc.	14.1		908,340	51,914	2.7	—	—	$75.9
3	Eli Lilly and Company	6.4		743,267	49,676	2.6	A2	A+	$268.8
4	Takeda Pharmaceutical Company Limited	7.3		549,760	37,399	1.9	Baa2	BBB+	$45.0
5	Illumina, Inc.	7.9		891,495	36,205	1.9	Baa3	BBB	$47.1
6	Sanofi	7.3		463,935	35,407	1.8	A1	AA	$125.6
7	2seventy bio, Inc.(2)	10.9		312,805	33,617	1.7	—	—	$0.5
8	Novartis AG	5.8		447,831	30,582	1.6	A1	AA-	$206.1
9	TIBCO Software, Inc.	4.4	(3)	292,013	28,537	1.5	—	—	$—
10	Uber Technologies, Inc.	60.0	(4)	1,009,188	27,689	1.4	—	—	$64.8
11	Roche	6.8		417,011	27,186	1.4	Aa2	AA	$309.9
12	Maxar Technologies	3.1	(3)	478,000	22,133	1.1	—	—	$2.1
13	Massachusetts Institute of Technology	6.3		257,626	21,438	1.1	Aaa	AAA	$—
14	Harvard University	2.3	(3)	286,580	20,086	1.0	Aaa	AAA	$—
15	Boston Children's Hospital	14.1		269,816	20,066	1.0	Aa2	AA	$—
16	United States Government	7.6		315,908	19,413	1.0	Aaa	AA+	$—
17	New York University	9.1		203,500	19,241	1.0	Aa2	AA-	$—
18	Merck & Co., Inc.	11.6		300,930	18,913	1.0	A1	A+	$212.7
19	Pfizer Inc.	2.8		416,996	17,742	0.9	A2	A+	$282.4
20	Apple, Inc.	2.6		604,382	17,512	0.9	Aaa	AA+	$2,581.6
	Total/weighted-average	9.7	(4)	10,131,266	$604,443	31.1%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)Based on aggregate annual rental revenue in effect as of September 30, 2022. Represents the percentage of our annual rental revenue generated by our top 20 tenants that are also investment-grade or publicly traded large cap tenants. Refer to the definitions of “Annual rental revenue” and “Investment-grade or publicly traded large cap tenants” in the “Non-GAAP measures and definitions” section within this Item 2 for our methodologies of calculating annual rental revenue from unconsolidated real estate joint ventures and average market capitalization, respectively.
(2)Represents two leases in our Greater Boston and Seattle markets with in-place cash rents that are 5%–10% below current market. As of June 30, 2022, 2seventy bio, Inc. held $269.9 million of cash and cash equivalents.
(3)Includes leases at recently acquired properties with future development and redevelopment opportunities. The leases with these tenants were in place when we acquired the properties.
(4)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue from our unconsolidated real estate joint ventures. Refer to footnote 1 for additional details. Excluding the ground leases, the weighted-average remaining lease term for our top 20 tenants was 7.4 years as of September 30, 2022.

Locations of properties

The locations of our properties are diversified among a number of life science, agtech, and technology cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of September 30, 2022 in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	11,068,440	1,625,048	1,256,930	13,950,418	30%	86	$694,386	36%	$66.49
San Francisco Bay Area	8,348,617	230,592	300,010	8,879,219	19	67	461,017	24	61.45
New York City	1,214,658	—	55,361	1,270,019	3	5	92,178	5	78.67
San Diego	8,022,378	219,621	—	8,241,999	18	102	320,365	16	41.96
Seattle	2,813,803	311,631	213,976	3,339,410	7	46	108,492	6	39.72
Maryland	3,434,218	282,000	116,391	3,832,609	8	50	111,300	6	34.24
Research Triangle	3,534,682	328,233	376,871	4,239,786	9	42	95,844	5	28.99
Texas	1,668,718	—	201,499	1,870,217	4	14	37,151	1	28.40
Canada	577,225	—	107,081	684,306	1	8	10,916	—	20.33
Non-cluster/other markets	382,960	—	—	382,960	1	11	14,981	1	52.18
North America	41,065,699	2,997,125	2,628,119	46,690,943	100%	431	$1,946,630	100%	$50.99
		5,625,244

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	9/30/22		6/30/22	9/30/21	9/30/22	6/30/22	9/30/21
Greater Boston	94.4%		95.0%	94.3%	84.7%	84.7%	86.7%
San Francisco Bay Area	96.2		95.8	94.5	92.8	92.6	94.0
New York City	96.5	(1)	97.3	98.3	92.3	92.2	90.2
San Diego	95.2	(2)	96.3	93.9	95.2	96.3	92.5
Seattle	97.1		97.2	96.2	90.2	90.4	89.2
Maryland	95.4	(3)	97.6	99.7	92.3	94.2	91.0
Research Triangle	93.5		93.5	94.1	84.5	84.5	85.4
Texas	78.4		78.4	N/A	69.9	69.9	N/A
Subtotal	94.5		95.1	95.0	88.9	89.3	90.1
Canada	93.0		76.8	82.8	78.5	76.8	82.8
Non-cluster/other markets	75.0		76.7	76.2	75.0	76.7	76.2
North America	94.3%	(4)	94.6%	94.4%	88.6%	89.0%	89.6%

(1)Decline in occupancy related to temporary vacancy of 23,603 RSF at 450 E. 29th Street. This space is partially leased with occupancy expected to commence in the first quarter of 2023.
(2)Decline in occupancy primarily related to temporary vacancy of 88,274 RSF at one property in our Sorrento Mesa submarket. This space is leased to a large cap tenant with occupancy expected to commence in the first half of 2023.
(3)Decline in occupancy primarily related to temporary vacancy of 68,573 RSF at one property in our Beltsville submarket. This space is partially leased with occupancy expected to commence in the first quarter of 2023.
(4)Includes 1.7 million RSF, or 4.1%, of vacancy at recently acquired properties (noted below) representing lease-up opportunities that are expected to generate incremental annual rental revenue. Approximately 34% of the vacant 1.7 million RSF is currently leased/negotiating. Additionally, approximately 15% of the vacant 1.7 million RSF represents spaces, spread across multiple recently acquired properties, that are expected to be converted to office/laboratory space in the future. We expect to deliver 36% of the 1.7 million RSF over the next three quarters. Excluding recently acquired vacancies, occupancy of operating properties in North America was 98.4% as of September 30, 2022. The following table provides vacancy detail for our recent acquisitions:

		As of September 30, 2022			Percentage of Vacant RSF Leased/Negotiating
		Vacant RSF	Operating Properties Occupancy Impact
Property	Market/Submarket		Region	North America
275 Grove Street	Greater Boston/Route 128	173,033	1.6%	0.4%	—%	(5)
Intersection Campus	Texas/Austin	159,433	9.6%	0.4	100
Alexandria Center® for Life Science – Durham	Research Triangle/Research Triangle	128,387	3.6%	0.3	62
601 and 611 Gateway Boulevard	San Francisco Bay Area/South San Francisco	114,680	1.4%	0.3	40
Alexandria Center® for Life Science – Fenway	Greater Boston/Fenway	89,458	0.8%	0.2	20
Other acquisitions	Various	1,010,833	N/A	2.5	27
		1,675,824		4.1%	34%
(5)We are evaluating options to develop or redevelop this space for office/laboratory space in the future.

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

Our investments in real estate consisted of the following as of September 30, 2022 (dollars in thousands):

		Development and Redevelopment
	Operating	Under Construction	Near Term		Intermediate Term	Future	Subtotal	Total
Investments in real estate
Gross book value as of September 30, 2022(1)	$24,552,318	$3,886,783	$1,766,604		$688,971	$2,010,240	$8,352,598	$32,904,916

Square footage
Operating	41,065,699	—	—		—	—	—	41,065,699
New Class A development and redevelopment properties	—	5,625,244	7,158,947	(2)	3,825,041	21,296,252	37,905,484	37,905,484
Value-creation square feet currently included in rental properties(3)	—	—	(1,049,483)		(9,199)	(3,461,583)	(4,520,265)	(4,520,265)
Total square footage	41,065,699	5,625,244	6,109,464		3,815,842	17,834,669	33,385,219	74,450,918

(1)Balances exclude accumulated depreciation and our share of the cost basis associated with our properties held by our unconsolidated real estate joint ventures, which is classified as investments in unconsolidated real estate joint ventures in our consolidated balance sheets.
(2)Includes 2.0 million RSF currently 88% leased and expected to commence construction in the next five quarters. Refer to “New Class A development and redevelopment properties: current projects” within this Item 2 for additional details.
(3)Refer to “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details on value-creation square feet currently included in rental properties.

Acquisitions

Our real estate asset acquisitions for the nine months ended September 30, 2022 consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy	Square Footage						Purchase Price
					Acquisitions With Development and Redevelopment Opportunities(1)
					Future Development		Operating With Future Development/ Redevelopment	Operating(2)	Operating	Total(3)

One Hampshire Street(4)	Cambridge/Inner Suburbs/Greater Boston	6/23/22	1	100%	—		88,591	—	—	88,591	$140,000
100 Edwin H. Land Boulevard	Cambridge/Inner Suburbs/Greater Boston	8/1/22	1	100	TBD		104,500	—	—	104,500	170,000
421 Park Drive	Fenway/Greater Boston	1/13/22	—	N/A	202,997	(5)	—	—	—	202,997	81,119	(5)
225 and 235 Presidential Way	Route 128/Greater Boston	1/28/22	2	100	—		440,130	—	—	440,130	124,673
1150 El Camino Real	South San Francisco/ San Francisco Bay Area	2/8/22	1	99	610,000		431,940	70,000	—	680,000	118,000
3301, 3303, 3305, and 3307 Hillview Avenue	Greater Stanford/ San Francisco Bay Area	1/6/22	4	100	—		292,013	—	—	292,013	446,000
Costa Verde by Alexandria	University Town Center/ San Diego	1/11/22	2	100	537,000		8,730	—	—	545,730	125,000
10010 and 10140 Campus Point Drive and 4275 Campus Point Court	University Town Center/ San Diego	9/29/22	3	100	750,000		226,144	—	—	750,000	106,380
800 Mercer Street (60% interest in consolidated JV)	Lake Union/Seattle	3/18/22	—	N/A	869,000		—	—	—	869,000	87,608
Alexandria Center® for Life Science – Durham	Research Triangle/ Research Triangle	1/11/22	—	N/A	1,175,000		—	—	—	1,175,000	99,428
104 and 108/110/112/114 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive(6)	Research Triangle/ Research Triangle	1/6/22	4	89	750,000		69,485	—	—	819,485	80,000
Intersection Campus	Austin/Texas	2/18/22	9	81	—		998,099	—	—	998,099	400,400
Other	Various	Various	12	91	1,644,994		646,132	381,760	—	2,634,686	458,984
			39	92%	6,538,991		3,305,764	451,760	—	9,600,231	$2,437,592

(1)We expect to provide total estimated costs and related yields for development and redevelopment projects in the future, subsequent to the commencement of construction.
(2)Represents the operating component of our value-creation acquisitions that is not expected to undergo future development or redevelopment.
(3)Represents total square footage upon completion of development or redevelopment of one or more new Class A properties. Square footage presented includes RSF of buildings currently in operations with future development or redevelopment opportunities. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
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

Dispositions and sales of partial interests

Our completed dispositions of and sales of partial interests in real estate assets during the nine months ended September 30, 2022 consisted of the following (dollars in thousands, except for sales price per RSF):

							Capitalization Rate (Cash Basis)			Sales Price per RSF	Gain or Consideration in Excess of Book Value
Property	Submarket/Market	Date of Sale	Interest Sold		RSF	Capitalization Rate		Sales Price
100 Binney Street	Cambridge/Inner Suburbs/Greater Boston	3/30/22	70%		432,931	3.6%	3.5%	$713,228	(1)	$2,353	$413,615	(2)
300 Third Street	Cambridge/Inner Suburbs/Greater Boston	6/27/22	70%		131,963	4.6%	4.3%	166,485	(1)	$1,802	113,020	(2)
Alexandria Park at 128, 285 Bear Hill Road, 111 and 130 Forbes Boulevard, and 20 Walkup Drive	Route 128 and Route 495/Greater Boston	6/8/22	100%		617,043	5.1%	5.1%	334,397		$542	202,325
1450 Owens Street	Mission Bay/San Francisco Bay Area	7/1/22	20%	(3)	191,000	N/A	N/A	25,039	(1)	N/A	10,083	(2)
341 and 343 Oyster Point Boulevard, 7000 Shoreline Court, and Shoreway Science Center	South San Francisco and Greater Stanford/San Francisco Bay Area	9/15/22	100%		330,379	5.2%	5.2%	383,635		$1,161	223,127
3215 Merryfield Row	Torrey Pines/San Diego	9/1/22	70%		170,523	4.5%	4.2%	149,940	(1)	$1,256	42,214	(2)
Summers Ridge Science Park	Sorrento Mesa/San Diego	9/15/22	70%		316,531	4.9%	4.6%	159,600	(1)	$720	65,097	(2)
7330 and 7360 Carroll Road	Sorrento Mesa/San Diego	9/15/22	100%		84,442	4.4%	4.6%	59,476		$704	35,463
13112 Evening Creek Drive	Other/San Diego	9/26/22	100%		109,780	5.3%	5.3%	55,500		$506	31,001
Other	Various					N/A	N/A	174,996		N/A	46,002
								$2,222,296			$1,181,947

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
(3)Relates to the sale of a partial interest in a land parcel. The noncontrolling interest share of our joint venture partner is anticipated to increase to 75% as our partner contributes capital for construction over time. As of September 30, 2022, the noncontrolling interest share of our joint venture partner was 34.5%.

New Class A development and redevelopment properties

Demand for our value-creation development and redevelopment projects consisting of high-quality office/laboratory space, and for our continued operational excellence at our world-class and sophisticated laboratory facilities, has translated into sustained, strong leasing activity.

Projected Incremental Net Operating Income Primarily Commencing From the Fourth Quarter of 2022 Through the Third Quarter of 2025
$645 Million

7.6 million RSF(1)

78% Leased

As of September 30, 2022.

(1)Represents projects under construction aggregating 5.6 million RSF and seven near term projects, aggregating 2.0 million RSF, expected to commence construction during the next five quarters.

New Class A development and redevelopment properties: recent deliveries

The Arsenal on the Charles	201 Brookline Avenue	201 Haskins Way	825 and 835 Industrial Road
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Fenway	San Francisco Bay Area/ South San Francisco	San Francisco Bay Area/ Greater Stanford
330,921 RSF	261,990 RSF	323,190 RSF	526,129 RSF
100% Occupancy	100% Occupancy	100% Occupancy	100% Occupancy

Industrial Rd
Commercial St
ALEXANDRIA CENTER
FOR LIFE SCIENCE

3160 Porter Drive	30-02 48th Avenue	3115 Merryfield Row	10055 Barnes Canyon Road
San Francisco Bay Area/ Greater Stanford	New York City/New York City	San Diego/Torrey Pines	San Diego/Sorrento Mesa
92,300 RSF	81,826 RSF	146,456 RSF	119,927 RSF
83% Occupancy	100% Occupancy	93% Occupancy	100% Occupancy

New Class A development and redevelopment properties: recent deliveries (continued)

5505 Morehouse Drive	9601 and 9603 Medical Center Drive	9950 Medical Center Drive	20400 Century Boulevard
San Diego/Sorrento Mesa	Maryland/Rockville	Maryland/Rockville	Maryland/Gaithersburg
79,945 RSF	17,378 RSF	84,264 RSF	42,692 RSF
100% Occupancy	100% Occupancy	100% Occupancy	100% Occupancy

2400 Ellis Road, 40 and 41 Moore Drive, and 14 TW Alexander Drive(1)	5 and 9 Laboratory Drive(2)	8 and 10 Davis Drive(3)
Research Triangle/Research Triangle	Research Triangle/Research Triangle	Research Triangle/Research Triangle
326,445 RSF	280,205 RSF	250,000 RSF
100% Occupancy	100% Occupancy	94% Occupancy

(1)Image represents 2400 Ellis Road in our Alexandria Center® for Life Science – Durham mega campus.
(2)Image represents 9 Laboratory Drive in our Alexandria Center® for AgTech campus.
(3)Image represents 10 Davis Drive in our Alexandria Center® for Advanced Technologies mega campus.

New Class A development and redevelopment properties: recent deliveries (continued)
The following table presents value-creation development and redevelopment of new Class A properties placed into service during the three months ended September 30, 2022 (dollars in thousands):

Deliveries in 3Q22 commenced $30 million in net operating income

Property/Market/Submarket	3Q22 Delivery Date(1)	Our Ownership Interest	RSF Placed in Service					Occupancy Percentage(2)	Total Project		Unlevered Yields
			Prior to 1/1/22	1Q22	2Q22	3Q22	Total				Initial Stabilized	Initial Stabilized (Cash Basis)
									RSF	Investment
Development projects
201 Brookline Avenue/Greater Boston/Fenway	9/2/22	98.8%	—	—	—	261,990	261,990	100%	510,116	$734,000	7.2%	6.2%
201 Haskins Way/San Francisco Bay Area/ South San Francisco	N/A	100%	270,879	52,311	—	—	323,190	100%	323,190	367,000	6.3	6.0
825 and 835 Industrial Road/San Francisco Bay Area/Greater Stanford	N/A	100%	476,211	49,918	—	—	526,129	100%	526,129	631,000	6.7	6.5
3115 Merryfield Row/San Diego/Torrey Pines	N/A	100%	—	146,456	—	—	146,456	93%	146,456	150,000	6.3	6.2
10055 Barnes Canyon Road/San Diego/ Sorrento Mesa	8/11/22	50%	—	—	110,454	9,473	119,927	100%	195,435	181,000	7.2	6.6
9950 Medical Center Drive/Maryland/Rockville	N/A	100%	—	84,264	—	—	84,264	100%	84,264	57,000	8.9	7.8
5 and 9 Laboratory Drive/Research Triangle/Research Triangle	7/6/22	100%	267,509	11,211	—	1,485	280,205	100%	340,400	216,000	7.2	7.1
8 and 10 Davis Drive/Research Triangle/ Research Triangle	N/A	100%	65,247	44,980	139,773	—	250,000	94%	250,000	159,000	7.6	7.3

Redevelopment projects
The Arsenal on the Charles/Greater Boston/Cambridge/Inner Suburbs	9/13/22	100%	137,111	99,796	50,663	43,351	330,921	100%	872,665	831,000	6.3	5.5
3160 Porter Drive/San Francisco Bay Area/ Greater Stanford	N/A	100%	57,696	34,604	—	—	92,300	83%	92,300	117,000	4.6	4.6
30-02 48th Avenue/New York City/New York City	8/5/22	100%	41,848	11,092	18,689	10,197	81,826	100%	179,100	224,000	5.8	5.8
5505 Morehouse Drive/San Diego/Sorrento Mesa	N/A	100%	28,324	—	51,621	—	79,945	100%	79,945	68,000	7.1	7.2
9601 and 9603 Medical Center Drive/Maryland/Rockville	N/A	100%	17,378	—	—	—	17,378	100%	95,911	54,000	8.4	7.1
20400 Century Boulevard/Maryland/Gaithersburg	9/1/22	100%	—	32,033	4,194	6,465	42,692	100%	80,550	35,000	8.5	8.6
2400 Ellis Road, 40 and 41 Moore Drive, and 14 TW Alexander Drive/Research Triangle/Research Triangle	N/A	100%	326,445	—	—	—	326,445	100%	703,316	337,000	7.5	6.7
Total	9/1/22		1,688,648	566,665	375,394	332,961	2,963,668		4,479,777	$4,161,000	6.8%	6.2%
(1)Represents the average delivery date for deliveries that occurred during the three months ended September 30, 2022, weighted by annual rental revenue.
(2)Relates to total operating RSF placed in service as of the most recent delivery.

New Class A development and redevelopment properties: current projects

325 Binney Street	One Rogers Street	99 Coolidge Avenue	500 North Beacon Street and 4 Kingsbury Avenue(1)	The Arsenal on the Charles
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs
462,100 RSF	403,892 RSF	320,809 RSF	248,018 RSF	56,757 RSF
100% Leased	100% Leased	36% Leased/Negotiating	85% Leased/Negotiating	96% Leased/Negotiating

201 Brookline Avenue	15 Necco Street	40, 50, and 60 Sylvan Road(2)	840 Winter Street	651 Gateway Boulevard
Greater Boston/Fenway	Greater Boston/ Seaport Innovation District	Greater Boston/Route 128	Greater Boston/Route 128	San Francisco Bay Area/ South San Francisco
248,126 RSF	345,995 RSF	202,428 RSF	139,984 RSF	300,010 RSF
97% Leased/Negotiating	97% Leased/Negotiating	61% Leased/Negotiating	100% Leased	7% Leased/Negotiating

(1)Image represents 500 North Beacon Street in our The Arsenal on the Charles mega campus.
(2)Image represents 50 Sylvan Road in our Reservoir Woods campus.

New Class A development and redevelopment properties: current projects (continued)

751 Gateway Boulevard	30-02 48th Avenue	10055 Barnes Canyon Road	1150 Eastlake Avenue East	9810 Darnestown Road
San Francisco Bay Area/ South San Francisco	New York City/New York City	San Diego/Sorrento Mesa	Seattle/Lake Union	Maryland/Rockville
230,592 RSF	55,361 RSF	75,508 RSF	311,631 RSF	192,000 RSF
100% Leased	80% Leased/Negotiating	100% Leased	89% Leased/Negotiating	100% Leased

9808 Medical Center Drive	9601 and 9603 Medical Center Drive	2400 Ellis Road, 40 and 41 Moore Drive, and 14 TW Alexander Drive(1)	4 Davis Drive	6040 George Watts Hill Drive, Phase II
Maryland/Rockville	Maryland/Rockville	Research Triangle/Research Triangle	Research Triangle/Research Triangle	Research Triangle/Research Triangle
90,000 RSF	78,533 RSF	376,871 RSF	180,000 RSF	88,038 RSF
38% Leased/Negotiating	100% Leased	86% Leased/Negotiating	—% Leased/Negotiating	100% Leased

(1)Image represents 14 TW Alexander Drive in our Alexandria Center® for Life Science – Durham mega campus.

New Class A development and redevelopment properties: current projects (continued)

The following tables set forth a summary of our new Class A development and redevelopment properties under construction and pre-leased/negotiating near-term projects as of September 30, 2022 (dollars in thousands):

Market Property/Submarket		Square Footage			Percentage			Occupancy(1)
	Dev/Redev	In Service	CIP	Total	Leased	Leased/Negotiating		Initial	Stabilized
Under construction
Greater Boston
325 Binney Street/Cambridge/Inner Suburbs	Dev	—	462,100	462,100	100%	100%		2023	2024
One Rogers Street/Cambridge/Inner Suburbs	Redev	4,367	403,892	408,259	100	100		2023	2023
99 Coolidge Avenue/Cambridge/Inner Suburbs	Dev	—	320,809	320,809	36	36		2024	2025
500 North Beacon Street and 4 Kingsbury Avenue/Cambridge/Inner Suburbs	Dev	—	248,018	248,018	85	85		2024	2025
The Arsenal on the Charles/Cambridge/Inner Suburbs	Redev	815,908	56,757	872,665	96	96		3Q21	2022
201 Brookline Avenue/Fenway	Dev	261,990	248,126	510,116	96	97		3Q22	2023
15 Necco Street/Seaport Innovation District	Dev	—	345,995	345,995	97	97		2024	2024
40, 50, and 60 Sylvan Road/Route 128	Redev	312,845	202,428	515,273	61	61		2023	2024
840 Winter Street/Route 128	Redev	28,230	139,984	168,214	100	100		2024	2024
Other	Redev	—	453,869	453,869	—	—	(2)	2023	2025
San Francisco Bay Area
651 Gateway Boulevard/South San Francisco	Redev	—	300,010	300,010	—	7	(2)	2023	2025
751 Gateway Boulevard/South San Francisco	Dev	—	230,592	230,592	100	100		2023	2023
New York City
30-02 48th Avenue/New York City	Redev	123,739	55,361	179,100	72	80		4Q20	2022
San Diego
10055 Barnes Canyon Road/Sorrento Mesa	Dev	119,927	75,508	195,435	100	100		2Q22	2022
10102 Hoyt Park Drive/Sorrento Mesa	Dev	—	144,113	144,113	100	100		2023	2023
Seattle
1150 Eastlake Avenue East/Lake Union	Dev	—	311,631	311,631	89	89		2023	2024
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Bothell	Redev	246,647	213,976	460,623	70	70		2022	2023
Maryland
9810 Darnestown Road/Rockville	Dev	—	192,000	192,000	100	100		2024	2024
9808 Medical Center Drive/Rockville	Dev	—	90,000	90,000	29	38		2023	2024
9601 and 9603 Medical Center Drive/Rockville	Redev	17,378	78,533	95,911	100	100		4Q21	2023
20400 Century Boulevard/Gaithersburg	Redev	42,692	37,858	80,550	100	100		1Q22	2023
Research Triangle
2400 Ellis Road, 40 and 41 Moore Drive, and 14 TW Alexander Drive/ Research Triangle	Redev	326,445	376,871	703,316	86	86		2Q21	2024
4 Davis Drive/Research Triangle	Dev	—	180,000	180,000	—	—	(2)	2023	2024
6040 George Watts Hill Drive, Phase II/Research Triangle	Dev	—	88,038	88,038	100	100		2024	2024
5 and 9 Laboratory Drive/Research Triangle	Redev/Dev	280,205	60,195	340,400	96	96		3Q21	2022
Texas
8800 Technology Forest Place/Greater Houston	Redev	—	201,499	201,499	23	23		2023	2024
Canada
Canada	Redev	22,992	107,081	130,073	62	80		2023	2024
		2,603,365	5,625,244	8,228,609	75%	76%
(1)Initial occupancy dates are subject to leasing and/or market conditions. Multi-tenant projects may have occupancy by tenants over a period of time. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy.
(2)This project is focused on demand from our existing tenants in our adjacent properties/campuses and will also address demand from other non-Alexandria properties/campuses.

New Class A development and redevelopment properties: current projects (continued)

Market Property/Submarket		Square Footage			Percentage
	Dev/Redev	In Service	CIP	Total	Leased	Leased/Negotiating
Near-term projects expected to commence construction in the next five quarters
San Francisco Bay Area
230 Harriet Tubman Way/South San Francisco	Dev	—	285,346	285,346	100%	100%
San Diego
11255 and 11355 North Torrey Pines Road/Torrey Pines	Dev	—	309,094	309,094	100	100
10931 and 10933 North Torrey Pines Road/Torrey Pines	Dev	—	299,158	299,158	100	100
Alexandria Point, Phase II/University Town Center	Dev	—	426,927	426,927	100	100
Alexandria Point, Phase I/University Town Center	Dev	—	171,102	171,102	100	100
Seattle
701 Dexter Avenue North/Lake Union	Dev	—	226,586	226,586	—	—
Maryland
9820 Darnestown Road/Rockville	Dev	—	250,000	250,000	100	100
		—	1,968,213	1,968,213	88	88
		2,603,365	7,593,457	10,196,822	78%	78%

New Class A development and redevelopment properties: current projects (continued)

	Our Ownership Interest							Unlevered Yields
Market Property/Submarket		In Service	CIP	Cost to Complete		Total at Completion		Initial Stabilized	Initial Stabilized (Cash Basis)

Under construction
Greater Boston
325 Binney Street/Cambridge/Inner Suburbs	100%	$—	$416,678	$474,322		$891,000		8.5%	7.2%
One Rogers Street/Cambridge/Inner Suburbs	100%	10,807	970,641	224,552		1,206,000		5.2%	4.2%
99 Coolidge Avenue/Cambridge/Inner Suburbs	75.0%	—	130,778	TBD
500 North Beacon Street and 4 Kingsbury Avenue/Cambridge/Inner Suburbs	100%	—	121,622	305,378		427,000		6.2%	5.5%
The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	727,877	71,317	31,806		831,000		6.3%	5.5%
201 Brookline Avenue/Fenway	98.8%	344,002	311,818	78,180		734,000		7.2%	6.2%
15 Necco Street/Seaport Innovation District	90.0%	—	311,635	255,365		567,000		6.7%	5.5%
40, 50, and 60 Sylvan Road/Route 128	100%	173,674	131,476	TBD
840 Winter Street/Route 128	100%	13,635	91,069	103,296		208,000		7.5%	6.5%
Other	100%	—	126,915	TBD
San Francisco Bay Area
651 Gateway Boulevard/South San Francisco	50.0%	—	161,745	TBD
751 Gateway Boulevard/South San Francisco	51.0%	—	162,756	127,244		290,000		6.5%	6.3%
New York City
30-02 48th Avenue/New York City	100%	141,343	68,355	14,302		224,000		5.8%	5.8%
San Diego
10055 Barnes Canyon Road/Sorrento Mesa	50.0%	77,618	43,792	59,590		181,000		7.2%	6.6%
10102 Hoyt Park Drive/Sorrento Mesa	100%	—	93,025	20,975		114,000		7.4%	6.5%
Seattle
1150 Eastlake Avenue East/Lake Union	100%	—	176,527	228,473		405,000		6.4%	6.2%
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Bothell	100%	57,311	88,289	TBD
Maryland
9810 Darnestown Road/Rockville	100%	—	60,992	72,008		133,000		6.9%	6.2%
9808 Medical Center Drive/Rockville	100%	—	37,666	TBD
9601 and 9603 Medical Center Drive/Rockville	100%	6,464	37,787	9,749		54,000		8.4%	7.1%
20400 Century Boulevard/Gaithersburg	100%	18,552	7,109	9,339		35,000		8.5%	8.6%
Research Triangle
2400 Ellis Road, 40 and 41 Moore Drive, and 14 TW Alexander Drive/Research Triangle	100%	93,734	110,303	132,963		337,000		7.5%	6.7%
4 Davis Drive/Research Triangle	100%	—	32,604	TBD
6040 George Watts Hill Drive, Phase II/Research Triangle	100%	—	11,363	52,637		64,000		8.0%	7.0%
5 and 9 Laboratory Drive/Research Triangle	100%	164,926	42,429	8,645		216,000		7.2%	7.1%
Texas
8800 Technology Forest Place/Greater Houston	100%	—	53,708	TBD
Canada
Canada	100%	3,079	14,384	TBD

		$1,833,022	$3,886,783	$3,800,000	(1)	$9,520,000	(1)
(1)Amounts rounded to the nearest $10 million.

New Class A development and redevelopment properties: summary of pipeline

The following table summarizes the key information for all our development and redevelopment projects in North America as of September 30, 2022 (dollars in thousands):

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Under Construction	Near Term	Intermediate Term	Future

Greater Boston
Mega Campus: Alexandria Center® at One Kendall Square/Cambridge/Inner Suburbs	100%	$416,678	462,100	—	—	—	462,100
325 Binney Street
Mega Campus: Alexandria Center® at Kendall Square/Cambridge/ Inner Suburbs	100%	970,641	403,892	104,500	—	—	508,392
One Rogers Street and 100 Edwin H. Land Boulevard
99 Coolidge Avenue/Cambridge/Inner Suburbs	75.0%	130,778	320,809	—	—	—	320,809
Mega Campus: The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	203,812	304,775	—	—	34,157	338,932
311 Arsenal Street, 400 and 500 North Beacon Street, 100 Talcott Avenue, and 4 Kingsbury Avenue
Mega Campus: Alexandria Center® for Life Science – Fenway/Fenway	(2)	604,733	248,126	507,997	—	—	756,123
201 Brookline Avenue and 421 Park Drive
15 Necco Street/Seaport Innovation District	90.0%	311,635	345,995	—	—	—	345,995
Reservoir Woods/Route 128	100%	181,412	202,428	312,845	—	440,000	955,273
40, 50, and 60 Sylvan Road
840 Winter Street/Route 128	100%	91,069	139,984	28,230	—	—	168,214
275 Grove Street/Route 128	100%	—	—	160,251	—	—	160,251
10 Necco Street/Seaport Innovation District	100%	97,498	—	—	175,000	—	175,000
215 Presidential Way/Route 128	100%	6,808	—	—	112,000	—	112,000
Mega Campus: 480 Arsenal Way and 446, 458, 500, and 550 Arsenal Street/Cambridge/Inner Suburbs	100%	75,126	—	—	—	902,000	902,000
446, 458, and 550 Arsenal Street
Mega Campus: Alexandria Technology Square®/Cambridge/ Inner Suburbs	100%	7,881	—	—	—	100,000	100,000
Mega Campus: 380 and 420 E Street/Seaport Innovation District	100%	124,644	—	—	—	1,000,000	1,000,000
99 A Street/Seaport Innovation District	100%	49,334	—	—	—	235,000	235,000
Mega Campus: One Upland Road, 100 Tech Drive, and One Investors Way/Route 128	100%	24,366	—	—	—	1,100,000	1,100,000
Other value-creation projects	100%	216,392	453,869	260,992	—	466,504	1,181,365
		$3,512,807	2,881,978	1,374,815	287,000	4,277,661	8,821,454

Refer to the definition of “Mega campus” in the “Definitions and reconciliations” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A properties. Square footage presented includes RSF of buildings currently in operation at properties that also have inherent future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property and commence future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)We have a 98.8% ownership interest in 201 Brookline Avenue aggregating 248,126 RSF, which is currently under construction, and a 100% ownership interest in the near-term development project at 421 Park Drive aggregating 507,997 SF.

New Class A development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment					Total(1)
			Under Construction	Near Term	Intermediate Term		Future

San Francisco Bay Area
Mega Campus: Alexandria Technology Center® – Gateway/ South San Francisco	(2)	$347,759	530,602	—	—		291,000	821,602
651 and 751 Gateway Boulevard
Mega Campus: Alexandria Center® for Science and Technology – Mission Bay/Mission Bay	65.5%	102,515	—	191,000	—		—	191,000
1450 Owens Street
Alexandria Center® for Life Science – Millbrae/South San Francisco	44.3%	221,441	—	633,747	—		—	633,747
230 Harriet Tubman Way, 201 and 231 Adrian Road, and 6 and 30 Rollins Road
3825 and 3875 Fabian Way/Greater Stanford	100%	—	—	250,000	—		228,000	478,000
Mega Campus: Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%	386,999	—	105,000	700,000		692,830	1,497,830
960 Industrial Road, 987 and 1075 Commercial Street, and 888 Bransten Road
901 California Avenue/Greater Stanford	100%	8,432	—	56,924	—		—	56,924
Mega Campus: 88 Bluxome Street/SoMa	100%	335,963	—	1,070,925	—		—	1,070,925
Mega Campus: 1122, 1150, and 1178 El Camino Real/South San Francisco	100%	342,139	—	—	—		1,930,000	1,930,000
Mega Campus: 211(3), 213(3), 249, 259, 269, and 279 East Grand Avenue/ South San Francisco	100%	6,655	—	—	—		90,000	90,000
211 East Grand Avenue
Other value-creation projects	100%	—	—	—	—		25,000	25,000
		1,751,903	530,602	2,307,596	700,000		3,256,830	6,795,028
New York City
Alexandria Center® for Life Science – Long Island City/New York City	100%	100,589	55,361	135,938	—		—	191,299
30-02 48th Avenue and 47-50 30th Street
Mega Campus: Alexandria Center® for Life Science – New York City/ New York City	100%	124,489	—	—	550,000	(4)	—	550,000
219 East 42nd Street/New York City	100%	—	—	—	—		579,947	579,947
		$225,078	55,361	135,938	550,000		579,947	1,321,246

Refer to the definition of “Mega campus” in the “Definitions and reconciliations” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A properties. Square footage presented includes RSF of buildings currently in operation at properties that also have inherent future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property and commence future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
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
(4)Pursuant to an option agreement, we are currently negotiating a long-term ground lease with the City of New York for the future site of a new building of approximately 550,000 SF.

New Class A development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Under Construction	Near Term	Intermediate Term	Future

San Diego
Scripps Science Park by Alexandria/Sorrento Mesa	100%	$160,958	144,113	105,000	175,041	164,000	588,154
10102 Hoyt Park Drive, 10048 and 12019 Meanley Drive, and 10277 Scripps Ranch Boulevard
Mega Campus: SD Tech by Alexandria/Sorrento Mesa	50.0%	159,464	75,508	190,074	160,000	333,845	759,427
9805 Scranton Road and 10055 and 10075 Barnes Canyon Road
Mega Campus: One Alexandria Square/Torrey Pines	100%	235,561	—	608,252	—	125,280	733,532
10931, 10933, 11255, and 11355 North Torrey Pines Road and 10975 and 10995 Torreyana Road
Mega Campus: Alexandria Point/University Town Center	55.0%	251,801	—	598,029	—	1,074,445	1,672,474
10010(2), 10140(2), and 10260 Campus Point Drive and 4110, 4150, 4161, and 4275(2) Campus Point Court
Mega Campus: Sequence District by Alexandria/Sorrento Mesa	100%	42,443	—	200,000	509,000	1,089,915	1,798,915
6260, 6290, 6310, 6340, 6350, and 6450 Sequence Drive
Mega Campus: University District/University Town Center	100%	140,659	—	—	937,000	—	937,000
9363, 9373, and 9393 Towne Centre Drive, 8410-8750 Genesee Avenue, and 4282 Esplanade Court
9444 Waples Street/Sorrento Mesa	50.0%	21,632	—	—	149,000	—	149,000
Mega Campus: 5200 Illumina Way/University Town Center	51.0%	15,526	—	—	—	451,832	451,832
4025, 4031, 4045, and 4075 Sorrento Valley Boulevard/Sorrento Valley	100%	20,668	—	—	—	247,000	247,000
Other value-creation projects	100%	74,616	—	—	—	539,235	539,235
		1,123,328	219,621	1,701,355	1,930,041	4,025,552	7,876,569
Seattle
Mega Campus: The Eastlake Life Science Campus by Alexandria/ Lake Union	100%	176,527	311,631	—	—	—	311,631
1150 Eastlake Avenue East
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Bothell	100%	88,289	213,976	50,552	—	—	264,528
3301, 3555, and 3755 Monte Villa Parkway
Mega Campus: Alexandria Center® for Life Science – South Lake Union/ Lake Union	(3)	355,603	—	1,095,586	—	188,400	1,283,986
601 and 701 Dexter Avenue North and 800 Mercer Street
830 and 1010 4th Avenue South/SoDo	100%	$53,301	—	—	—	597,313	597,313

Refer to the definition of “Mega campus” in the “Definitions and reconciliations” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A properties. Square footage presented includes RSF of buildings currently in operation at properties that also have inherent future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property and commence future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)We have a 100% ownership interest in this property.
(3)We have a 100% ownership interest in 601 and 701 Dexter Avenue North aggregating 414,986 SF and a 60% ownership interest in the near-term development project at 800 Mercer Street aggregating 869,000 SF.

New Class A development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Under Construction	Near Term	Intermediate Term	Future

Seattle (continued)
Mega Campus: Alexandria Center® for Advanced Technologies – Canyon Park/Bothell	100%	$13,804	—	—	—	230,000	230,000
21660 20th Avenue Southeast
Other value-creation projects	100%	81,696	—	—	—	691,000	691,000
		769,220	525,607	1,146,138	—	1,706,713	3,378,458
Maryland
Mega Campus: Alexandria Center® for Life Science – Shady Grove/Rockville	100%	174,064	360,533	250,000	258,000	38,000	906,533
9601, 9603, and 9808 Medical Center Drive and 9810, 9820, and 9830 Darnestown Road
20400 Century Boulevard/Gaithersburg	100%	7,109	37,858	—	—	—	37,858
		181,173	398,391	250,000	258,000	38,000	944,391
Research Triangle
Mega Campus: Alexandria Center® for Life Science – Durham/ Research Triangle	100%	258,450	376,871	—	—	2,060,000	2,436,871
40 and 41 Moore Drive and 14 TW Alexander Drive
Mega Campus: Alexandria Center® for Advanced Technologies/ Research Triangle	100%	67,910	180,000	—	—	990,000	1,170,000
4 and 12 Davis Drive
6040 George Watts Hill Drive, Phase II/Research Triangle	100%	11,363	88,038	—	—	—	88,038
Alexandria Center® for AgTech/Research Triangle	100%	42,429	60,195	—	—	—	60,195
9 Laboratory Drive
Mega Campus: Alexandria Center® for NextGen Medicines/ Research Triangle	100%	99,335	—	100,000	100,000	855,000	1,055,000
3029 East Cornwallis Road
120 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive/Research Triangle	100%	50,593	—	—	—	750,000	750,000
Other value-creation projects	100%	4,185	—	—	—	76,262	76,262
		$534,265	705,104	100,000	100,000	4,731,262	5,636,366
Refer to the definition of “Mega campus” in the “Definitions and reconciliations” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A properties. Square footage presented includes RSF of buildings currently in operation at properties that also have inherent future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property and commence future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

New Class A development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment				Total(1)
				Under Construction	Near Term	Intermediate Term	Future

Texas
8800 Technology Forest Place/Greater Houston	100%	$61,425		201,499	—	—	116,287	317,786
Other value-creation projects	100%	140,754		—	143,105	—	2,090,000	2,233,105
		202,179		201,499	143,105	—	2,206,287	2,550,891
Canada	100%	14,384		107,081	—	—	124,000	231,081
Other value-creation projects	100%	38,261		—	—	—	350,000	350,000
Total pipeline as of September 30, 2022		$8,352,598	(2)	5,625,244	7,158,947	3,825,041	21,296,252	37,905,484

Refer to the definition of “Mega campus” in the “Definitions and reconciliations” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

(1)Total square footage includes 4,520,265 RSF of buildings currently in operation that will be redeveloped or replaced with new development RSF upon commencement of future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Total book value includes $3.9 billion of projects currently under construction that are 76% leased/negotiating. We also expect to commence construction on seven near-term projects aggregating $494.6 million in the next five quarters that are 88% leased.

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our annual report on Form 10-K for the year ended December 31, 2021 and our subsequent quarterly reports on Form 10-Q. We believe that such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe that this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of held for sale assets are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments, impairments of real estate and non-real estate investments, and acceleration of stock compensation expense due to the resignation of an executive officer are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Impairments of non-real estate investments are not related to the operating performance of our real estate as they represent the write-down of non-real estate investments when their fair values decrease below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items included in the tabular disclosure for current periods are described in further detail within this Item 2. Key items included in net income attributable to Alexandria’s common stockholders for the three and nine months ended September 30, 2022 and 2021 and the related per share amounts were as follows (in millions, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	2022	2021	2022	2021	2022	2021
	Amount		Per Share – Diluted		Amount		Per Share – Diluted
Unrealized (losses) gains on non-real estate investments	$(56.5)	$(14.4)	$(0.35)	$(0.10)	$(388.1)	$183.3	$(2.42)	$1.26
Significant realized gains on non-real estate investments	—	52.4	—	0.35	—	110.1	—	0.76
Gain (loss) on sales of real estate	323.7	(0.4)	2.00	—	537.9	2.3	3.35	0.02
Impairment of real estate	(38.8)	(42.6)	(0.24)	(0.28)	(38.8)	(52.7)	(0.24)	(0.37)
Loss on early extinguishment of debt	—	—	—	—	(3.3)	(67.3)	(0.02)	(0.46)
Acceleration of stock compensation expense due to executive officer resignation	(7.2)	—	(0.04)	—	(7.2)	—	(0.04)	—
Total	$221.2	$(5.0)	$1.37	$(0.03)	$100.5	$175.7	$0.63	$1.21

Same properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as Same Properties. For additional information on the determination of our Same Properties portfolio, refer to the definition of “Same property comparisons” in the “Non-GAAP measures and definitions” section within this Item 2. The following table presents information regarding our Same Properties for the three and nine months ended September 30, 2022:

	September 30, 2022
	Three Months Ended	Nine Months Ended
Percentage change in net operating income over comparable period from prior year	5.1%	7.0%
Percentage change in net operating income (cash basis) over comparable period from prior year	10.6%	8.9%
Operating margin	69%	70%
Number of Same Properties	296	256
RSF	29,758,169	26,421,903
Occupancy – current-period average	95.6%	95.7%
Occupancy – same-period prior-year average	94.4%	94.6%

The following table reconciles the number of Same Properties to total properties for the nine months ended September 30, 2022:

Development – under construction	Properties
5 and 9 Laboratory Drive	2
4 Davis Drive	1
201 Brookline Avenue	1
10055 Barnes Canyon Road	1
15 Necco Street	1
751 Gateway Boulevard	1
325 Binney Street	1
1150 Eastlake Avenue East	1
10102 Hoyt Park Drive	1
9810 Darnestown Road	1
99 Coolidge Avenue	1
500 North Beacon Street and 4 Kingsbury Avenue	2
9808 Medical Center Drive	1
6040 George Watts Hill Drive	1
16
Development – placed into service after January 1, 2021	Properties
1165 Eastlake Avenue East	1
201 Haskins Way	1
825 and 835 Industrial Road	2
9950 Medical Center Drive	1
3115 Merryfield Row	1
8 and 10 Davis Drive	2
8
Redevelopment – under construction	Properties
30-02 48th Avenue	1
The Arsenal on the Charles	11
2400 Ellis Road, 40 and 41 Moore Drive, and 14 TW Alexander Drive	4
840 Winter Street	1
20400 Century Boulevard	1
9601 and 9603 Medical Center Drive	2
One Rogers Street	1
40, 50, and 60 Sylvan Road	3
Alexandria Center® for Advanced Technologies – Monte Villa Parkway	6
651 Gateway Boulevard	1
8800 Technology Forest Place	1
Canada	2
Other	2
36

Redevelopment – placed into service after January 1, 2021	Properties
700 Quince Orchard Road	1
3160 Porter Drive	1
5505 Morehouse Drive	1
Other	1
4
Acquisitions after January 1, 2021	Properties
3301, 3303, 3305, 3307, 3420, and 3440 Hillview Avenue	6
Sequence District by Alexandria	5
Alexandria Center® for Life Science – Fenway	1
550 Arsenal Street	1
1501-1599 Industrial Road	6
One Investors Way	2
2475 Hanover Street	1
10975 and 10995 Torreyana Road	2
Pacific Technology Park	6
1122 and 1150 El Camino Real	2
12 Davis Drive	1
8505 Costa Verde Boulevard and 4260 Nobel Drive	2
225 and 235 Presidential Way	2
104 TW Alexander Drive	4
One Hampshire Street	1
Intersection Campus	12
100 Edwin H. Land Boulevard	1
10010 and 10140 Campus Point Drive and 4275 Campus Point Court	3
446 and 458 Arsenal Street	2
Other	47
107
Unconsolidated real estate JVs	4
Properties held for sale	—
Total properties excluded from Same Properties	175
Same Properties	256
Total properties in North America as of September 30, 2022	431

Comparison of results for the three months ended September 30, 2022 to the three months ended September 30, 2021

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Three Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Income from rentals:
Same Properties	$382,282	$359,457	$22,825	6.3%
Non-Same Properties	113,864	56,461	57,403	101.7
Rental revenues	496,146	415,918	80,228	19.3

Same Properties	132,988	113,246	19,742	17.4
Non-Same Properties	27,719	17,363	10,356	59.6
Tenant recoveries	160,707	130,609	30,098	23.0

Income from rentals	656,853	546,527	110,326	20.2

Same Properties	196	197	(1)	(0.5)
Non-Same Properties	2,803	1,035	1,768	170.8
Other income	2,999	1,232	1,767	143.4

Same Properties	515,466	472,900	42,566	9.0
Non-Same Properties	144,386	74,859	69,527	92.9
Total revenues	659,852	547,759	112,093	20.5

Same Properties	158,708	133,530	25,178	18.9
Non-Same Properties	42,481	32,465	10,016	30.9
Rental operations	201,189	165,995	35,194	21.2

Same Properties	356,758	339,370	17,388	5.1
Non-Same Properties	101,905	42,394	59,511	140.4
Net operating income	$458,663	$381,764	$76,899	20.1%

Net operating income – Same Properties	$356,758	$339,370	$17,388	5.1%
Straight-line rent revenue	(11,726)	(26,373)	14,647	(55.5)
Amortization of acquired below-market leases	(10,200)	(10,249)	49	(0.5)
Net operating income – Same Properties (cash basis)	$334,832	$302,748	$32,084	10.6%

Income from rentals

Total income from rentals for the three months ended September 30, 2022 increased by $110.3 million, or 20.2%, to $656.9 million, compared to $546.5 million for the three months ended September 30, 2021, as a result of increase in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the three months ended September 30, 2022 increased by $80.2 million, or 19.3%, to $496.1 million, compared to $415.9 million for the three months ended September 30, 2021. The increase was primarily due to an increase in rental revenues from our Non-Same Properties related to 2.1 million RSF of development and redevelopment projects placed into service subsequent to July 1, 2021 and 69 operating properties aggregating 6.3 million RSF acquired subsequent to July 1, 2021.

Rental revenues from our Same Properties for the three months ended September 30, 2022 increased by $22.8 million, or 6.3%, to $382.3 million, compared to $359.5 million for the three months ended September 30, 2021. The increase was primarily due to rental rate increases on lease renewals and re-leasing of space since July 1, 2021 and an increase in occupancy to 95.6% for the three months ended September 30, 2022 from 94.4% for the three months ended September 30, 2021.

Tenant recoveries

Tenant recoveries for the three months ended September 30, 2022 increased by $30.1 million, or 23.0%, to $160.7 million, compared to $130.6 million for the three months ended September 30, 2021. The increase was primarily from our Same Properties related to higher operating expenses, as discussed below. The increase was also due to our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to July 1, 2021, as discussed above under “Rental revenues.”

Same Properties’ tenant recoveries for the three months ended September 30, 2022 increased by $19.7 million, or 17.4%, primarily due to higher operating expenses during the three months ended September 30, 2022, as discussed under “Rental operations” below. As of September 30, 2022, 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended September 30, 2022 and 2021, was $3.0 million and $1.2 million, respectively, which primarily consisted of construction management fees and interest income earned during each respective period.

Rental operations

Total rental operating expenses for the three months ended September 30, 2022 increased by $35.2 million, or 21.2%, to $201.2 million, compared to $166.0 million for the three months ended September 30, 2021. The increase was partially due to incremental expenses related to our Non-Same Properties, which consist of development and redevelopment projects placed into service and acquired properties, as discussed above under “Rental revenues.”

Same Properties’ rental operating expenses increased by $25.2 million, or 18.9%, to $158.7 million during the three months ended September 30, 2022, compared to $133.5 million for the three months ended September 30, 2021. The increase was primarily the result of an increase in: (i) utilities expenses aggregating $6.9 million, primarily due to higher electricity rates and an increase in occupancy; (ii) property tax expenses aggregating $5.3 million, primarily related to changes in the ownership of four of our consolidated joint ventures located in our Mission Bay submarket during the three months ended December 31, 2021 and resulting tax reassessment of values of the properties held by these joint ventures; and (iii) higher contract services costs aggregating $5.2 million, primarily due to increases in consumption and rates.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2022 increased by $12.0 million, or 31.7%, to $50.0 million, compared to $37.9 million for the three months ended September 30, 2021. Approximately $7.2 million of the increase was the result of the acceleration of stock compensation expense recognized in connection with the resignation of Stephen A. Richardson, our former Co-Chief Executive Officer, effective on July 31, 2022.

The remaining increase in general and administrative expenses was due to costs related to the continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired, as discussed above under “Rental revenues.” As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended September 30, 2022 and 2021 were 10.1% and 10.1%, respectively.

Interest expense

Interest expense for the three months ended September 30, 2022 and 2021 consisted of the following (dollars in thousands):

	Three Months Ended September 30,
Component	2022	2021	Change
Gross interest	$96,173	$78,863	$17,310
Capitalized interest	(73,189)	(43,185)	(30,004)
Interest expense	$22,984	$35,678	$(12,694)

Average debt balance outstanding(1)	$10,672,372	$9,257,859	$1,414,513
Weighted-average annual interest rate(2)	3.6%	3.4%	0.2%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the three months ended September 30, 2022, compared to the three months ended September 30, 2021, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$1.0 billion unsecured senior notes payable due 2052	3.63%	February 2022	$8,897
$800 million unsecured senior notes payable due 2034 – green bond	3.07%	February 2022	5,944
Fluctuation in interest rate and average balance:
$2.0 billion commercial paper program			3,600
Other increases in interest incurred			529
Total increases			18,970
Decreases in interest incurred due to:
Repayments of debt:
Secured notes payable	3.40%	April 2022	(1,660)
Total decreases			(1,660)
Change in gross interest			17,310
Increase in capitalized interest			(30,004)
Total change in interest expense			$(12,694)
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the three months ended September 30, 2022 increased by $44.1 million, or 20.9%, to $254.9 million, compared to $210.8 million for the three months ended September 30, 2021. The increase was primarily due to additional depreciation from development and redevelopment projects placed into service and properties acquired, as discussed above under “Rental revenues.”

Impairments of real estate

During the three months ended September 30, 2022, we recognized real estate impairment charges aggregating $38.8 million, primarily related to a $38.3 million write-off our entire investment in a future development project in one of our existing submarkets in California. This impairment was recognized upon our decision to no longer proceed with this project as a result of the deteriorated macroeconomic environment that negatively impacted the financial outlook for this project. For more information, refer to the “Sales of real estate assets and impairment charges” section of Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report.

During the three months ended September 30, 2021, we recognized impairment charges aggregating $42.6 million, primarily related to impairment charges for a land parcel in our SoMa submarket for the development of an office property and a property located in our non-core submarket, to its estimated fair value less costs to sell.

Equity in earnings of unconsolidated real estate joint ventures

During the three months ended September 30, 2022 and 2021, we recognized equity in earnings of unconsolidated real estate joint ventures of $40 thousand and $3.1 million, respectively. The decrease is primarily related to the sale of our investment in an unconsolidated real estate joint venture in our Greater Stanford submarket in December 2021.

Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Investment loss

During the three months ended September 30, 2022, we recognized investment losses aggregating $32.3 million, which consisted of $24.2 million of realized gains and $56.5 million of unrealized losses. Realized gains were primarily related to sales of investments and distributions received. Unrealized losses of $56.5 million primarily consisted of decreases in fair values of our investments in publicly traded companies and investments in privately held entities that report NAV.

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

Gain on sales of real estate

During the three months ended September 30, 2022, we recognized $323.7 million of gains related to the completion of seven real estate dispositions. The gains were classified in gain on sales of real estate within our consolidated statements of operations for the three months ended September 30, 2022.

During the three months ended September 30, 2021, we completed the sales of three office properties located in our San Francisco Bay Area and Seattle markets for the aggregate purchase price of $73.1 million and recognized a loss on sale of real estate aggregating $435 thousand.

For more information about our sales of real estate, refer to the “Sales of real estate assets and impairment charges” section of Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report.

Other comprehensive income

Total other comprehensive income for the three months ended September 30, 2022 decreased by $11.4 million to aggregate net unrealized losses of $12.9 million, compared to net unrealized losses of $1.5 million for the three months ended September 30, 2021, primarily due to the unrealized losses on foreign currency translation related to our operations in Canada and China.

Comparison of results for the nine months ended September 30, 2022 to the nine months ended September 30, 2021

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change
Income from rentals:
Same Properties	$1,041,128	$967,378	$73,750	7.6%
Non-Same Properties	409,622	215,577	194,045	90.0
Rental revenues	1,450,750	1,182,955	267,795	22.6

Same Properties	355,063	299,072	55,991	18.7
Non-Same Properties	104,553	51,566	52,987	102.8
Tenant recoveries	459,616	350,638	108,978	31.1

Income from rentals	1,910,366	1,533,593	376,773	24.6

Same Properties	496	386	110	28.5
Non-Same Properties	7,819	3,248	4,571	140.7
Other income	8,315	3,634	4,681	128.8

Same Properties	1,396,687	1,266,836	129,851	10.3
Non-Same Properties	521,994	270,391	251,603	93.1
Total revenues	1,918,681	1,537,227	381,454	24.8

Same Properties	413,666	347,933	65,733	18.9
Non-Same Properties	165,135	99,905	65,230	65.3
Rental operations	578,801	447,838	130,963	29.2

Same Properties	983,021	918,903	64,118	7.0
Non-Same Properties	356,859	170,486	186,373	109.3
Net operating income	$1,339,880	$1,089,389	$250,491	23.0%

Net operating income – Same Properties	$983,021	$918,903	$64,118	7.0%
Straight-line rent revenue	(49,851)	(60,316)	10,465	(17.4)
Amortization of acquired below-market leases	(20,765)	(20,698)	(67)	0.3
Net operating income – Same Properties (cash basis)	$912,405	$837,889	$74,516	8.9%

Income from rentals

Total income from rentals for the nine months ended September 30, 2022 increased by $376.8 million, or 24.6%, to $1.9 billion, compared to $1.5 billion for the nine months ended September 30, 2021, as a result of increase in rental revenues and tenant recoveries, as discussed below.
Rental revenues

Total rental revenues for the nine months ended September 30, 2022 increased by $267.8 million, or 22.6%, to $1.5 billion, compared to $1.2 billion for the nine months ended September 30, 2021. The increase was primarily due to an increase in rental revenues from our Non-Same Properties related to 3.4 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2021 and 107 operating properties aggregating 9.4 million RSF acquired subsequent to January 1, 2021.

Rental revenues from our Same Properties for the nine months ended September 30, 2022 increased by $73.8 million, or 7.6%, to $1.0 billion, compared to $967.4 million for the nine months ended September 30, 2021. The increase was primarily due to rental rate increases on lease renewals and re-leasing of space since January 1, 2021 and an increase in occupancy to 95.7% for the nine months ended September 30, 2022 from 94.6% for the nine months ended September 30, 2021.

Tenant recoveries

Tenant recoveries for the nine months ended September 30, 2022 increased by $109.0 million, or 31.1%, to $459.6 million, compared to $350.6 million for the nine months ended September 30, 2021. This increase was partially from our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to January 1, 2021, as discussed above under “Rental revenues.”

Same Properties’ tenant recoveries for the nine months ended September 30, 2022 increased by $56.0 million, or 18.7%, primarily due to higher operating expenses during the nine months ended September 30, 2022, as discussed under “Rental operations” below. As of September 30, 2022, 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the nine months ended September 30, 2022 and 2021 was $8.3 million and $3.6 million, respectively, which primarily consisted of construction management fees and interest income earned during each respective period.

Rental operations

Total rental operating expenses for the nine months ended September 30, 2022 increased by $131.0 million, or 29.2%, to $578.8 million, compared to $447.8 million for the nine months ended September 30, 2021. The increase was partially due to incremental expenses related to our Non-Same Properties, which consist of development and redevelopment projects placed into service and acquired properties, as discussed above under “Rental revenues.”

Same Properties’ rental operating expenses increased by $65.7 million, or 18.9%, to $413.7 million during the nine months ended September 30, 2022, compared to $347.9 million for the nine months ended September 30, 2021. The increase was primarily the result of increases in: (i) utilities expenses aggregating $17.3 million, primarily due to increased electricity usage and rates; (ii) property tax expenses aggregating $13.0 million, primarily related to changes in the ownership of four of our consolidated joint ventures located in our Mission Bay submarket during the three months ended December 31, 2021, and resulting tax reassessment of values of the properties held by these joint ventures; and (iii) higher contract services costs aggregating $10.3 million, primarily due to increases in consumption and rates.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2022 increased by $24.5 million, or 22.3%, to $134.3 million, compared to $109.8 million for the nine months ended September 30, 2021. Approximately $7.2 million of the increase was the result of the acceleration of stock compensation expense recognized in connection with the resignation of Stephen A. Richardson, our former Co-Chief Executive Officer, effective on July 31, 2022.

The remaining increase was primarily due to the costs related to corporate related costs, additional headcount, and corporate responsibility efforts, as well as the continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired, as discussed above under “Rental revenues.” As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended September 30, 2022 and 2021 were 10.1% and 10.1%, respectively.

Interest expense

Interest expense for the nine months ended September 30, 2022 and 2021 consisted of the following (dollars in thousands):

	Nine Months Ended September 30,
Component	2022	2021	Change
Gross interest	$275,835	$233,866	$41,969
Capitalized interest	(199,154)	(126,563)	(72,591)
Interest expense	$76,681	$107,303	$(30,622)

Average debt balance outstanding(1)	$10,373,770	$8,960,600	$1,413,170
Weighted-average annual interest rate(2)	3.5%	3.5%	—%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$850 million unsecured senior notes payable	3.08%	February 2021	$3,341
$900 million unsecured senior notes payable – green bond	2.12%	February 2021	2,383
$1.0 billion unsecured senior notes payable	3.63%	February 2022	22,241
$800 million unsecured senior notes payable – green bond	3.07%	February 2022	14,859
Fluctuation in interest rate and average balance:
$2.0 billion commercial paper program			4,474
Other increase in interest			845
Total increases			48,143
Decreases in interest incurred due to:
Repayments of debt:
$650 million unsecured senior notes payable – green bond	4.03%	March 2021	(2,945)
Secured notes payable	3.40%	April 2022	(3,229)
Total decreases			(6,174)
Change in gross interest			41,969
Increase in capitalized interest			(72,591)
Total change in interest expense			$(30,622)
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the nine months ended September 30, 2022 increased by $155.9 million, or 26.8%, to $737.7 million, compared to $581.8 million for the nine months ended September 30, 2021. The increase was primarily due to additional depreciation from development and redevelopment projects placed into service and properties acquired, as discussed above under Rental revenues.

Impairment of real estate

During the nine months ended September 30, 2022, we recognized real estate impairment charges aggregating $38.8 million, including $38.3 million to write off our entire investment in a future development project in one of our existing submarkets in California. This impairment was recognized upon our decision to no longer proceed with this project as a result of the deteriorated macroeconomic environment that negatively impacted the financial outlook for this project. For more information, refer to the “Sales of real estate assets and impairment charges” section of Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report.

During the nine months ended September 30, 2021, we recognized impairment charges aggregating $52.7 million, primarily related to impairment charges for a land parcel in our SoMa submarket for the development of an office property and a property located in our non-core submarket, to its estimated fair value less costs to sell.

Loss on early extinguishment of debt

During the nine months ended September 30, 2022, we recognized a loss on early extinguishment of debt of $3.3 million, including a prepayment penalty and the write-off of unamortized loan fees, related to the repayment of two secured notes payable.

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

Equity in earnings of unconsolidated real estate joint ventures

During the nine months ended September 30, 2022 and 2021, we recognized equity in earnings of unconsolidated real estate joint ventures of $473 thousand and $9.2 million, respectively. The decrease is primarily related to the sale of our investment in an unconsolidated real estate joint venture in our Greater Stanford submarket in December 2021.

Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Investment income

During the nine months ended September 30, 2022, we recognized investment losses aggregating $312.1 million, which consisted of $76.0 million of realized gains and $388.1 million of unrealized losses. Realized gains of $76.0 million primarily consisted of sales of investments and distributions received. Unrealized losses of $388.1 million during the nine months ended September 30, 2022 primarily consisted of decreases in fair values of our investments in publicly traded companies and investments in privately held entities that report NAV.

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

Gain on sales of real estate

During the nine months ended September 30, 2022, we recognized $537.9 million of gains related to the completion of nine real estate dispositions. The gains were classified in gain on sales of real estate within our consolidated statements of operations for the nine months ended September 30, 2022.

During the nine months ended September 30, 2021, we recognized $2.3 million of gains, which included $2.8 million of gains related to the completion of two real estate dispositions and a loss of $435 thousand related to the sale of an office property located in our San Francisco Bay Area market. The net gains were classified in gain on sales of real estate within our consolidated statements of operations for the nine months ended September 30, 2021.

For more information about our sales of real estate, refer to the “Sales of real estate assets and impairment charges” section of Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report.

Other comprehensive income

Total other comprehensive income for the nine months ended September 30, 2022, decreased by $18.0 million to aggregate net unrealized losses of $17.4 million, compared to net unrealized gains of $596 thousand for the nine months ended September 30, 2021, primarily due to the unrealized losses on foreign currency translation related to our operations in Canada and China.

Summary of capital expenditures

Our construction spending for the nine months ended September 30, 2022 consisted of the following (in thousands):

Construction Spending	Nine Months Ended September 30, 2022
Additions to real estate – consolidated projects	$2,324,017
Investments in unconsolidated real estate joint ventures	1,245
Contributions from noncontrolling interests	(205,117)
Construction spending (cash basis)	2,120,145
Change in accrued construction	118,203
Construction spending for the nine months ended September 30, 2022	2,238,348
Projected construction spending for the three months ending December 31, 2022	761,652
Guidance midpoint	$3,000,000

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

Projected 2022 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted	As of 10/24/22	As of 7/25/22
Earnings per share(1)	$3.56 to $3.58	$2.14 to $2.20
Depreciation and amortization of real estate assets	5.50	5.50
Gain on sales of real estate	(3.35)	(1.34)
Allocation of unvested restricted stock awards	(0.01)	(0.02)
Funds from operations per share(2)	$5.70 to $5.72	$6.28 to $6.34
Unrealized losses on non-real estate investments	2.42	2.07
Impairment of real estate	0.24	—
Loss on early extinguishment of debt	0.02	0.02
Acceleration of stock compensation expense due to executive officer resignation	0.04	0.04
Allocation to unvested restricted stock awards	(0.03)	(0.02)
Other	0.01	(0.01)
Funds from operations per share, as adjusted(2)	$8.40 to $8.42	$8.38 to $8.44
Midpoint	$8.41	$8.41

(1)Excludes unrealized gains or losses after September 30, 2022 that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.
(2)Refer to the definition of “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

Key Assumptions(1) (Dollars in millions)	2022 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2022(2)	95.0%	95.6%
Lease renewals and re-leasing of space:
Rental rate increases	30.0%	35.0%
Rental rate increases (cash basis)	18.0%	23.0%
Same property performance:
Net operating income increase	6.0%	8.0%
Net operating income increase (cash basis)	6.8%	8.8%
Straight-line rent revenue(3)	$139	$149
General and administrative expenses	$172	$180
Capitalization of interest	$269	$279
Interest expense	$90	$100

(1)Our assumptions presented in the table above are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under Part I; and “Item 1A. Risk factors” and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2021, as well as in “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q.
(2)Updated guidance for occupancy percentage in North America as of December 31, 2022, reflects one property acquired during the three months ended September 30, 2022 with 70,278 operating RSF that was occupied by the seller through September 30, 2022.
(3)Reduction in our guidance range for straight-line rent revenue by $5 million is primarily attributable to: i) completed and projected dispositions, and ii) the write-off of deferred rent in 3Q22 in connection with the early termination of one below-market lease aggregating 21,621 RSF, with no downtime in occupancy, at rental rate increases of 23% and 36% (cash basis).

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling(1) Interest Share		Operating RSF at 100%
50 and 60 Binney Street/Greater Boston/Cambridge/Inner Suburbs	66.0%		532,395
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%		388,270
100 and 225 Binney Street and 300 Third Street/Greater Boston/Cambridge/Inner Suburbs	70.0%	(2)	870,106
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	25.0%		—	(3)
Alexandria Center® for Science and Technology – Mission Bay/San Francisco Bay Area/Mission Bay(4)	75.0%		1,005,989
1450 Owens Street/San Francisco Bay Area/Mission Bay	34.5%	(2)(5)	—
601, 611, 651, 681, 685, and 701 Gateway Boulevard/San Francisco Bay Area/South San Francisco	50.0%		789,567
751 Gateway Boulevard/San Francisco Bay Area/South San Francisco	49.0%		—	(3)
213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%		300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%		155,685
Alexandria Center® for Life Science – Millbrae/San Francisco Bay Area/South San Francisco	55.7%		—
3215 Merryfield Row/San Diego/Torrey Pines	70.0%	(2)	170,523
Alexandria Point/San Diego/University Town Center(6)	45.0%		1,337,916
5200 Illumina Way/San Diego/University Town Center	49.0%		792,687
9625 Towne Centre Drive/San Diego/University Town Center	49.9%		163,648
SD Tech by Alexandria/San Diego/Sorrento Mesa(7)	50.0%		803,430
Pacific Technology Park/San Diego/Sorrento Mesa	50.0%		553,551
Summers Ridge Science Park/San Diego/Sorrento Mesa(8)	70.0%	(2)	316,531
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street /Seattle/Lake Union	70.0%		321,218
400 Dexter Avenue North/Seattle/Lake Union	70.0%		290,111
800 Mercer Street/Seattle/Lake Union	40.0%	(2)	—

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(9)		Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%		586,208
1401/1413 Research Boulevard/Maryland/Rockville	65.0%	(10)	(11)
1450 Research Boulevard/Maryland/Rockville	73.2%	(12)	42,679
101 West Dickman Street/Maryland/Beltsville	57.9%	(12)	135,423

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
(4)Includes 409 and 499 Illinois Street, 1500 and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(5)The noncontrolling interest share of our joint venture partner is anticipated to increase to 75% as our partner contributes capital for construction over time.
(6)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4150, 4161, 4224, and 4242 Campus Point Court.
(7)Includes 9605, 9645, 9675, 9685, 9725, 9735, 9808, 9855, and 9868 Scranton Road and 10055 and 10065 Barnes Canyon Road.
(8)Includes 9965, 9975, 9985 and 9995 Summers Ridge Road.
(9)In addition to the unconsolidated real estate joint ventures listed, we hold an interest in one other insignificant unconsolidated real estate joint venture in North America.
(10)Represents our ownership interest; our voting interest is limited to 50%.
(11)Represents a joint venture with a distinguished retail real estate developer for an approximately 90,000 RSF retail shopping center.
(12)Represents a joint venture with a local real estate operator in which our partner manages the day-to-day activities that significantly affect the economic performance of the joint venture.

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of September 30, 2022 (dollars in thousands):

	Maturity Date	Stated Rate		Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture					Aggregate Commitment	Debt Balance(2)
1401/1413 Research Boulevard	12/23/24	2.70%		3.32%	$28,500	$28,079	65.0%
1655 and 1725 Third Street	3/10/25	4.50%		4.57%	600,000	598,974	10.0%
101 West Dickman Street	11/10/26	SOFR+1.95%	(3)	4.33%	26,750	10,439	57.9%
1450 Research Boulevard	12/10/26	SOFR+1.95%	(3)	N/A	13,000	—	73.2%
					$668,250	$637,492
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of September 30, 2022.
(3)This loan is subject to a fixed SOFR floor rate of 0.75%.

The following tables present information related to the operating results and financial position of our consolidated and unconsolidated real estate joint ventures as of and for the three and nine months ended September 30, 2022 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	September 30, 2022		September 30, 2022
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Total revenues	$96,841	$264,781	$2,875	$8,441
Rental operations	(30,154)	(78,182)	(1,074)	(2,444)
	66,687	186,599	1,801	5,997
General and administrative	(352)	(1,222)	—	(96)
Interest	—	—	(966)	(2,744)
Depreciation and amortization of real estate assets	(27,790)	(77,889)	(795)	(2,684)
Fixed returns allocated to redeemable noncontrolling interests(1)	202	604	—	—
	$38,747	$108,092	$40	$473
Straight-line rent and below-market lease revenue	$3,285	$11,918	$322	$862
Funds from operations(2)	$66,537	$185,981	$835	$3,157

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

	As of September 30, 2022
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$3,327,281	$111,614
Cash, cash equivalents, and restricted cash	130,145	4,799
Other assets	385,072	10,982
Secured notes payable	(9,986)	(84,198)
Other liabilities	(193,468)	(4,912)
Redeemable noncontrolling interests	(9,612)	—
	$3,629,432	$38,285

During the nine months ended September 30, 2022 and 2021, our consolidated real estate joint ventures distributed an aggregate of $139.5 million and $81.9 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

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

	September 30, 2022
(In thousands)	Three Months Ended	Nine Months Ended	Year Ended December 31, 2021
Realized gains	$24,210	$75,971	$215,845	(1)
Unrealized (losses) gains	(56,515)	(388,076)	43,632
Investment (loss) income	$(32,305)	$(312,105)	$259,477

Investments (In thousands)	Cost		Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$220,787		$102,196	$(99,441)	$223,542
Entities that report NAV	438,087		331,477	(6,297)	763,267
Entities that do not report NAV:
Entities with observable price changes	104,337		95,289	(2,166)	197,460
Entities without observable price changes	384,278		—	—	384,278
Investments accounted for under the equity method of accounting	N/A		N/A	N/A	56,374
September 30, 2022	$1,147,489	(2)	$528,962	$(107,904)	$1,624,921

December 31, 2021	$1,007,303		$830,863	$(33,190)	$1,876,564
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
(2)Represents 3.0% of gross assets as of September 30, 2022.

Public/Private Mix (Cost)

Tenant/Non-Tenant Mix (Cost)

Liquidity

Liquidity		Minimal Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit

$6.4B		(in millions)

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$3,613
Outstanding forward equity sales agreements(1)	1,494
Cash, cash equivalents, and restricted cash	866
Remaining construction loan commitments	154
Investments in publicly traded companies	224
Liquidity as of September 30, 2022	$6,351

(1)Represents expected net proceeds from the future settlement of 8.0 million shares under forward equity sales agreements.

We expect to meet certain long-term liquidity requirements, such as requirements for development, redevelopment, other construction projects, capital improvements, tenant improvements, property acquisitions, leasing costs, non-revenue-enhancing capital expenditures, scheduled debt maturities, distributions to noncontrolling interests, and payment of dividends through net cash provided by operating activities, periodic asset sales, strategic real estate joint ventures, long-term secured and unsecured indebtedness, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, and issuances of additional debt and/or equity securities.

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
•Maintain diverse sources of capital, including sources from net cash provided by operating activities, unsecured debt, secured debt, selective real estate asset sales, strategic real estate joint ventures, non-real estate investment sales, and common stock;
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

The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; availability under our secured construction loan; outstanding forward equity sales agreements; cash, cash equivalents, and restricted cash; and investments in publicly traded companies as of September 30, 2022 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance(1)	Remaining Commitments/Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	SOFR+0.875%	$4,000,000	$386,666	$3,613,185
Outstanding forward equity sales agreements(2)				1,493,913
Cash, cash equivalents, and restricted cash				866,168
Remaining construction loan commitments	SOFR+2.70%	$195,300	$39,944	153,862
Investments in publicly traded companies				223,542
Liquidity as of September 30, 2022				$6,350,670

(1)Represents outstanding principal, net of unamortized deferred financing costs, as of September 30, 2022.
(2)Represents expected net proceeds from the future settlement of 8.0 million shares under forward equity sales agreements.

Cash, cash equivalents, and restricted cash

As of September 30, 2022 and December 31, 2021, we had $866.2 million and $415.2 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash provided by operating activities, proceeds from real estate asset sales, partial interest sales, strategic real estate joint ventures, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured notes payable, borrowings under secured construction loans, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Net cash provided by operating activities	$893,158	$760,637	$132,521
Net cash used in investing activities	$(3,720,618)	$(5,433,393)	$1,712,775
Net cash provided by financing activities	$3,279,025	$4,442,763	$(1,163,738)

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the nine months ended September 30, 2022 increased by $132.5 million to $893.2 million, compared to $760.6 million for the nine months ended September 30, 2021. The increase was primarily attributable to (i) cash flows generated from our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions since January 1, 2021, and (iii) increases in rental rates on lease renewals and re-leasing of space since January 1, 2021.

Investing activities

Cash used in investing activities for the nine months ended September 30, 2022 and 2021 consisted of the following (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021
Sources of cash from investing activities:
Proceeds from sales of real estate	$994,331	$65,245	$929,086
Change in escrow deposits	146,640	—	146,640
Return of capital from unconsolidated real estate joint ventures	471	—	471
Sales of and distributions from non-real estate investments	149,666	278,554	(128,888)
	1,291,108	343,799	947,309
Uses of cash for investing activities:
Purchases of real estate	2,499,772	3,758,704	(1,258,932)
Additions to real estate	2,324,017	1,542,210	781,807
Change in escrow deposits	—	147,414	(147,414)
Acquisition of interest in unconsolidated real estate joint venture	—	9,048	(9,048)
Investments in unconsolidated real estate joint ventures	1,245	739	506
Additions to non-real estate investments	186,692	319,077	(132,385)
	5,011,726	5,777,192	(765,466)

Net cash used in investing activities	$3,720,618	$5,433,393	$(1,712,775)

The decrease in net cash used in investing activities for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021 was primarily due to a decreased use of cash for purchases of real estate and increase in cash obtained from dispositions of real estate, partially offset by increased cash used for additions to real estate. Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Financing activities

Cash flows provided by financing activities for the nine months ended September 30, 2022 and 2021 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Borrowings from secured notes payable	$31,436	$—	$31,436
Repayments of borrowings from secured notes payable	(934)	(17,108)	16,174
Payment for the defeasance of secured notes payable	(198,304)	—	(198,304)
Proceeds from issuance of unsecured senior notes payable	1,793,318	1,743,716	49,602
Repayments of unsecured senior notes payable	—	(650,000)	650,000
Premium paid for early extinguishment of debt	—	(66,829)	66,829
Borrowings from unsecured senior line of credit	1,180,000	2,101,000	(921,000)
Repayments of borrowings from unsecured senior line of credit	(1,180,000)	(2,101,000)	921,000
Proceeds from issuance under commercial paper program	11,661,500	21,850,000	(10,188,500)
Repayments of borrowings from commercial paper program	(11,544,685)	(21,200,000)	9,655,315
Payments of loan fees	(35,598)	(16,870)	(18,728)
Changes related to debt	1,706,733	1,642,909	63,824

Contributions from and sales of noncontrolling interests	1,463,454	629,138	834,316
Distributions to and purchases of noncontrolling interests	(139,685)	(81,926)	(57,759)
Proceeds from the issuance of common stock	845,746	2,758,545	(1,912,799)
Dividend payments	(564,118)	(482,408)	(81,710)
Taxes paid related to net settlement of equity awards	(33,105)	(23,495)	(9,610)
Net cash provided by financing activities	$3,279,025	$4,442,763	$(1,163,738)

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2022 will be satisfied by the multiple sources of capital shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	2022 Guidance
	Range		Midpoint	Certain Completed Items
Sources of capital:
Net cash provided by operating activities after dividends	$275	$325	$300
Net incremental debt	1,383	583	983	See below
Dispositions and sales of partial interests (refer to the “Dispositions and sales of partial interests” section within Item 2 for additional information)	1,450	2,600	2,025	$2,222
Common equity	2,342	2,342	2,342	$2,342 (1)
Total sources of capital	$5,450	$5,850	$5,650

Uses of capital:
Construction (refer to the “Summary of capital expenditures” section within Item 2 for additional information)	$2,900	$3,100	$3,000
Acquisitions (refer to the “Acquisitions” section within Item 2 for additional information)	2,550	2,750	2,650	$2,546
Total uses of capital	$5,450	$5,850	$5,650

Incremental debt (included above):
Issuance of unsecured senior notes payable	$1,800	$1,800	$1,800	$1,800
Repayments of secured notes payable	(195)	(195)	(195)	$(195)
Unsecured senior line of credit, commercial paper, and other	(22)	(722)	(372)
Cash expected to be held at December 31, 2022(2)	(200)	(300)	(250)
Net incremental debt	$1,383	$583	$983

(1)During the nine months ended September 30, 2022, we entered into new forward equity sales agreements aggregating $2.3 billion to sell 12.3 million shares of our common stock, and settled a portion of these forward equity sales agreements by issuing 4.2 million shares and received net proceeds of $847.9 million. We expect to issue 8.0 million shares to settle our remaining outstanding forward equity sales agreements and receive net proceeds of approximately $1.5 billion during the fourth quarter of 2022. Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements under Item 1 of this report for additional information.
(2)Represents cash expected to be held at December 31, 2022, which reduces our 2023 debt capital needs.

The key assumptions behind the sources and uses of capital in the table above include a favorable capital market environment, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under Part I; and “Item 1A. Risk factors” and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2021; as well as “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q. We expect to update our forecast of sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $275.0 million to $325.0 million of net cash flows from operating activities after payment of common stock dividends, and distributions to noncontrolling interests for the year ending December 31, 2022. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. For the year ending December 31, 2022, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be completed and contributions from Same Properties and recently acquired properties, to contribute significant increases in income from rentals, net operating income, and cash flows. We anticipate significant contractual near-term growth in annual cash rents of $45 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to the “Cash flows” subsection of the “Liquidity” section within this Item 2 for a discussion of cash flows provided by operating activities for the nine months ended September 30, 2022.

Debt

We expect to fund a portion of our capital needs for the remainder of 2022 from real estate dispositions, sales of partial interests, strategic real estate joint ventures, settlement of our outstanding forward equity sales agreements, issuances under our commercial paper program, borrowings under our unsecured senior line of credit, and borrowings under secured construction loans.

In September 2022, we amended our unsecured senior line of credit to extend the maturity date to January 22, 2028 from January 6, 2026, increase the commitments to $4.0 billion from $3.0 billion, and convert the interest rate to SOFR plus 0.875% from LIBOR plus 0.815%. As of September 30, 2022, we had no outstanding balance on our unsecured senior line of credit. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.15% based on the aggregate commitments outstanding. Based upon our ability to achieve certain annual sustainability targets, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee.

In September 2022, we increased the aggregate amount we may issue from time to time under our commercial paper program to $2.0 billion from $1.5 billion. Commercial notes under our commercial paper program can have a maximum maturity of 397 days from the date of issuance and are generally issued with a maturity of 30 days or less. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance under our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit at SOFR plus 0.875%. The commercial paper notes sold during the three months ended September 30, 2022 were issued at a weighted-average yield to maturity of 2.69%. As of September 30, 2022, we had an outstanding balance of $386.7 million under our commercial paper program with a weighted-average interest rate of 3.48%.

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

Proactive management of transition from LIBOR

LIBOR has been used extensively in the U.S. and globally as a reference rate for various commercial and financial contracts, including variable-rate debt and interest rate swap contracts. However, based on an announcement made by the Financial Conduct Authority (“FCA”) on March 5, 2021, one-week and two-month LIBOR rates ceased to be published after December 31, 2021; all other LIBOR settings will effectively cease after June 30, 2023, and it is expected that LIBOR will no longer be used after this date. In connection with this change, in the U.S. the Alternative Reference Rates Committee (“ARRC”) was established to help ensure the successful transition from LIBOR. In June 2017, the ARRC selected SOFR, a new index calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, as its preferred replacement for U.S. dollar LIBOR. We have been closely monitoring developments related to the transition from LIBOR and have implemented numerous proactive measures to eliminate the potential transition-related impacts to the Company, specifically:

•Since January 2017, we had proactively eliminated outstanding LIBOR-based borrowings and, as of September 30, 2022, had no LIBOR-based debt or financial contracts.
•As of September 30, 2022, none of our consolidated or unconsolidated real estate joint ventures had LIBOR-based debt.

•From 2020 through September 30, 2022, we increased the aggregate amount available under our commercial paper program to $2.0 billion from $750.0 million. Our commercial paper program is not subject to LIBOR and is used for funding short-term working capital needs. This program provides us with the ability to issue commercial paper notes bearing interest at short-term fixed rates, with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance.
•In September 2022, we amended our unsecured senior line of credit to convert its interest rate to SOFR, among other changes. As of September 30, 2022, we had no borrowings outstanding under our unsecured senior line of credit.

Refer to Note 10 – “Secured and unsecured senior debt” and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report and “Item 1A. Risk factors” of our annual report on Form 10-K for the year ended December 31, 2021 for additional information about our management of risks related to the transition from LIBOR.

Real estate dispositions and partial interest sales

We expect to continue the disciplined execution of select sales of operating assets. Future sales will provide an important source of capital to fund a portion of pending and recently completed opportunistic acquisitions and our highly leased value-creation development and redevelopment projects, and also provide significant capital for growth. We may also consider additional sales of partial interests in core Class A properties and/or development projects. For 2022, we expect real estate dispositions and sales of partial interests ranging from $1.5 billion to $2.6 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.

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

Common equity transactions

During the nine months ended September 30, 2022, our common equity transactions included the following:

•In January 2022, we entered into new forward equity sales agreements aggregating $1.7 billion to sell 8.1 million shares of our common stock (including the exercise of an underwriters’ option) at a public offering price of $210.00 per share, before underwriting discounts and commissions.
•We settled a portion of these forward equity sales agreements by issuing 4.2 million shares and received net proceeds of $847.9 million.
•In December 2021, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $1.0 billion of our common stock.
•We entered into new forward equity sales agreements aggregating $753.4 million to sell 4.2 million shares under our ATM program at an average price of $179.36 per share (before underwriting discounts).
•As of September 30, 2022, the remaining aggregate amount available under our ATM program for future sales of common stock is $246.6 million.

As of September 30, 2022, we expect to issue an aggregate of 8.0 million shares at an average price of $186.03 per share to settle all our outstanding forward equity sales agreements and receive net proceeds of approximately $1.5 billion during the three months ended December 31, 2022.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

Additionally, we hold interests, together with joint venture partners, in real estate joint ventures that we consolidate in our financial statements. These joint venture partners may contribute equity into these entities primarily related to their share of funds for construction and financing-related activities. During the nine months ended September 30, 2022, we received $1.5 billion of contributions from and sales of noncontrolling interests.

Uses of capital

Summary of capital expenditures

One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our growth pipeline aggregating 5.6 million RSF of Class A properties undergoing construction, 9.9 million RSF of near-term and intermediate-term development and redevelopment projects, and 17.9 million SF of future development projects in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to the “New Class A development and redevelopment properties: current projects” and “Summary of capital expenditures” subsections of the “Investments in real estate” section within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period in which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the nine months ended September 30, 2022 and 2021 of $199.2 million and $126.6 million, respectively, was classified in investments in real estate.

Property taxes, insurance on real estate, and indirect project costs, such as construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect costs related to development, redevelopment, pre-construction, and construction projects aggregating $63.1 million and $51.2 million and property taxes, insurance on real estate and indirect project costs aggregating $72.2 million and $53.5 million for the nine months ended September 30, 2022 and 2021, respectively.

The increase in capitalized costs for the nine months ended September 30, 2022, compared to the same period in 2021, was primarily due to an increase in our value-creation pipeline projects undergoing construction and pre-construction activities in 2022 over 2021. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct and indirect project costs related to the asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $26.2 million for the nine months ended September 30, 2022.

We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the nine months ended September 30, 2022, we capitalized total initial direct leasing costs of $161.4 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Acquisitions

Refer to the “Acquisitions” section of Note 3 – “Investments in real estate” and to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report, and the “Acquisitions” subsection of the “Investments in real estate” section within this Item 2 for information on our acquisitions.

Dividends

During the nine months ended September 30, 2022 and 2021, we paid common stock dividends of $564.1 million and $482.4 million, respectively. The increase of $81.7 million in dividends paid on our common stock during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to an increase in number of common shares outstanding subsequent to January 1, 2021 as a result of issuances of common stock under our ATM program and settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $3.48 per common share paid during the nine months ended September 30, 2022 from $3.30 per common share paid during the nine months ended September 30, 2021.

Secured notes payable

Secured notes payable as of September 30, 2022 consisted of three notes secured by two properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 5.36%. As of September 30, 2022, the total book value of our investments in real estate securing debt was approximately $173.6 million. As of September 30, 2022, our secured notes payable, including unamortized discounts and deferred financing costs, comprised approximately $650 thousand and $39.9 million of fixed-rate debt and unhedged variable-rate debt, respectively.

Unsecured senior notes payable and unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of September 30, 2022 were as follows:

Covenant Ratios(1)	Requirement	September 30, 2022
Total Debt to Total Assets	Less than or equal to 60%	29%
Secured Debt to Total Assets	Less than or equal to 40%	0.1%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	16.1x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	337%

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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of September 30, 2022 were as follows:

Covenant Ratios(1)	Requirement	September 30, 2022
Leverage Ratio	Less than or equal to 60.0%	27.8%
Secured Debt Ratio	Less than or equal to 45.0%	0.1%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	4.46x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	14.88x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.

Estimated interest payments

Estimated interest payments on our fixed-rate debt are calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of September 30, 2022, 95.9% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements under Item 1 of this report.

Ground lease obligations

Operating lease agreements

Ground lease obligations as of September 30, 2022 included leases for 40 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $6.4 million as of September 30, 2022, our ground lease obligations have remaining lease terms ranging from approximately 31 to 99 years, including available extension options that we are reasonably certain to exercise.

As of September 30, 2022, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $874.8 million and $36.0 million, respectively. We are required to recognize a right-of-use asset and a related liability to account for our future obligations under operating lease arrangements in which we are the lessee. The operating lease liability is measured based on the present value of the remaining lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The right-of-use asset is equal to the corresponding operating lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. As of September 30, 2022, the present value of the remaining contractual payments aggregating $910.8 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $409.0 million, which was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets. As of September 30, 2022, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 42 years, and the weighted-average discount rate was 4.6%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $561.9 million. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to the “Lease accounting” section of Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Commitments

As of September 30, 2022, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $3.5 billion. In addition, we may be required to incur construction costs associated with our future development projects aggregating 643,331 RSF in our Greater Boston market pursuant to an agreement whereby our counterparty may elect to execute future lease agreements on mutually agreeable terms.

We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain projects, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $21.0 million primarily related to construction projects and an anticipated acquisition.

We are committed to funding approximately $418.7 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV, which expire at various dates over the next 12 years, with a weighted-average expiration of 8.8 years as of September 30, 2022.

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

Foreign currency translation gains and losses

The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the nine months ended September 30, 2022 due to the changes in the foreign exchange rates for our real estate investments in Canada and Asia. We reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

(In thousands)	Total
Balance as of December 31, 2021	$(7,294)

Other comprehensive loss before reclassifications	(17,431)
Net other comprehensive loss	(17,431)

Balance as of September 30, 2022	$(24,725)

Inflation

As of September 30, 2022, approximately 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 96% of our leases (on an annual rental revenue basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of our variable-rate borrowings, including borrowings related to our unsecured senior line of credit, commercial paper program, secured construction loans, and secured loans held by our unconsolidated real estate joint ventures.

In addition, refer to “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q for a discussion about risks that inflation directly or indirectly may pose to our business.

Issuer and guarantor subsidiary summarized financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents, on a combined basis, balance sheet information as of September 30, 2022 and December 31, 2021, and results of operations and comprehensive income for the nine months ended September 30, 2022 and year ended December 31, 2021 for the Issuer and the Guarantor Subsidiary. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the Guarantor Subsidiary generally based on legal entity ownership.

The following tables present combined summarized financial information as of September 30, 2022 and December 31, 2021, for the nine months ended September 30, 2022, and for the year ended December 31, 2021 for the Issuer and Guarantor Subsidiary. Amounts provided do not represent our total consolidated amounts (in thousands):

	September 30, 2022	December 31, 2021
Assets:
Cash, cash equivalents, and restricted cash	$222,214	$78,856
Other assets	107,578	101,956
Total assets	$329,792	$180,812

Liabilities:
Unsecured senior notes payable	$10,098,588	$8,316,678
Unsecured senior line of credit and commercial paper	386,666	269,990
Other liabilities	407,438	401,721
Total liabilities	$10,892,692	$8,988,389

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Total revenues	$24,250	$26,798
Total expenses	(216,276)	(363,525)
Net loss	(192,026)	(336,727)
Net income attributable to unvested restricted stock awards	(5,866)	(7,848)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(197,892)	$(344,575)

As of September 30, 2022, 419 of our 431 properties were held indirectly by the REIT’s wholly owned consolidated subsidiary, Alexandria Real Estate Equities, L.P.

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

The following table reconciles net income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three and nine months ended September 30, 2022 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	September 30, 2022		September 30, 2022
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Net income	$38,747	$108,092	$40	$473
Depreciation and amortization of real estate assets	27,790	77,889	795	2,684
Funds from operations	$66,537	$185,981	$835	$3,157

The following tables present a reconciliation of net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three and nine months ended September 30, 2022 and 2021. Per share amounts may not add due to rounding.

	Three Months Ended September 30,			Nine Months Ended September 30,
(In thousands)	2022		2021	2022	2021
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$341,439		$101,264	$461,475	$490,602
Depreciation and amortization of real estate assets	251,453		205,436	727,178	569,654
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(27,790)		(17,871)	(77,889)	(49,615)
Our share of depreciation and amortization from unconsolidated real estate JVs	795		3,465	2,684	10,676
(Gain) loss on sales of real estate	(323,699)		435	(537,918)	(2,344)
Impairment of real estate – rental properties	—		18,602	—	25,485
Allocation to unvested restricted stock awards	1,002		(1,472)	(81)	(6,574)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(1)	243,200		309,859	575,449	1,037,884
Unrealized losses (gains) on non-real estate investments	56,515		14,432	388,076	(183,348)
Significant realized gains on non-real estate investments	—		(52,427)	—	(110,119)
Impairment of real estate	38,783	(2)	24,018	38,783	27,190
Loss on early extinguishment of debt	—		—	3,317	67,253
Acceleration of stock compensation expense due to executive officer resignation	7,185	(3)	—	7,185	—
Allocation to unvested restricted stock awards	(1,033)		149	(4,743)	2,400
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$344,650		$296,031	$1,008,067	$841,260

(1)Calculated in accordance with standards established by the Nareit Board of Governors.
(2)Includes $38.3 million related to the impairment of one future development, which we recognized upon our decision not to proceed with the project.
(3)Relates to the resignation of Stephen A. Richardson, our former Co-Chief Executive Officer, in July 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Per share)	2022	2021	2022	2021
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$2.11	$0.67	$2.88	$3.38
Depreciation and amortization of real estate assets	1.39	1.26	4.06	3.66
Gain on sales of real estate	(2.00)	—	(3.35)	(0.02)
Impairment of real estate – rental properties	—	0.12	—	0.18
Allocation to unvested restricted stock awards	0.01	(0.01)	—	(0.05)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	1.51	2.04	3.59	7.15
Unrealized losses (gains) on non-real estate investments	0.35	0.10	2.42	(1.26)
Significant realized gains on non-real estate investments	—	(0.35)	—	(0.76)
Impairment of real estate	0.24	0.16	0.24	0.19
Loss on early extinguishment of debt	—	—	0.02	0.46
Acceleration of stock compensation expense due to executive officer resignation	0.04	—	0.04	—
Allocation to unvested restricted stock awards	(0.01)	—	(0.03)	0.02
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$2.13	$1.95	$6.28	$5.80

Weighted-average shares of common stock outstanding for calculation of:
Earnings per share – diluted	161,554	151,561	160,400	145,153
Funds from operations, diluted, per share	161,554	151,561	160,400	145,153
Funds from operations, diluted, as adjusted, per share	161,554	151,561	160,400	145,153

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

The following table reconciles net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and calculates the Adjusted EBITDA margin for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$383,443	$124,433	$575,433	$554,486
Interest expense	22,984	35,678	76,681	107,303
Income taxes	1,950	3,672	7,610	7,898
Depreciation and amortization	254,929	210,842	737,666	581,807
Stock compensation expense	17,786	9,728	46,154	34,416
Loss on early extinguishment of debt	—	—	3,317	67,253
(Gain) loss on sales of real estate	(323,699)	435	(537,918)	(2,344)
Significant realized gains on non-real estate investments	—	(52,427)	—	(110,119)
Unrealized losses (gains) on non-real estate investments	56,515	14,432	388,076	(183,348)
Impairment of real estate	38,783	42,620	38,783	52,675
Adjusted EBITDA	$452,691	$389,413	$1,335,802	$1,110,027

Total revenues	$659,852	$547,759	$1,918,681	$1,537,227

Adjusted EBITDA margin	69%	71%	70%	72%

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP, for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of September 30, 2022, approximately 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of operations.

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

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges and computes the fixed-charge coverage ratio for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Adjusted EBITDA	$452,691	$389,413	$1,335,802	$1,110,027

Interest expense	$22,984	$35,678	$76,681	$107,303
Capitalized interest	73,189	43,185	199,154	126,563
Amortization of loan fees	(3,235)	(2,854)	(9,574)	(8,530)
Amortization of debt (discounts) premiums	(269)	498	(112)	1,539
Cash interest and fixed charges	$92,669	$76,507	$266,149	$226,875

Fixed-charge coverage ratio:
– period annualized	4.9x	5.1x	5.0x	4.9x
– trailing 12 months	5.1x	4.8x	5.1x	4.8x

Gross assets

Gross assets are calculated as total assets plus accumulated depreciation as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Total assets	$34,368,614	$30,219,373
Accumulated depreciation	4,148,230	3,771,241
Gross assets	$38,516,844	$33,990,614

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

Investment-grade or publicly traded large cap tenants

Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended September 30, 2022, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Investors Service and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decrease below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.

Investments in real estate – value-creation square footage currently in rental properties

The square footage presented in the table below includes RSF of buildings in operation as of September 30, 2022, primarily representing lease expirations at recently acquired properties that also have inherent future development or redevelopment opportunities and for which we have the intent to demolish or redevelop the existing property upon expiration of the existing in-place leases and commencement of future construction:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2022	2023	Thereafter(1)	Total
Near-term projects:
100 Edwin H. Land Boulevard/Cambridge/Inner Suburbs	Redev	—	—	104,500	104,500
40 Sylvan Road/Route 128	Redev	—	312,845	—	312,845
275 Grove Street/Route 128	Redev	—	—	160,251	160,251
840 Winter Street/Route 128	Redev	—	10,265	17,965	28,230
3825 Fabian Way/Greater Stanford	Redev	250,000	—	—	250,000
3301 Monte Villa Parkway/Bothell	Redev	—	—	50,552	50,552
Other/Texas	Redev	—	—	143,105	143,105
		250,000	323,110	476,373	1,049,483
Intermediate-term projects:
9444 Waples Street/Sorrento Mesa	Dev	9,199	—	—	9,199
		9,199	—	—	9,199
Future projects:
550 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	260,867	260,867
446 and 458 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	38,200	38,200
380 and 420 E Street/Seaport Innovation District	Dev	—	—	195,506	195,506
Other/Greater Boston	Redev	—	—	167,549	167,549
1122 and 1150 El Camino Real/South San Francisco	Dev	—	—	655,172	655,172
3875 Fabian Way/Greater Stanford	Redev	—	—	228,000	228,000
960 Industrial Road/Greater Stanford	Dev	—	—	110,000	110,000
219 East 42nd Street/New York City	Dev	—	—	349,947	349,947
10975 and 10995 Torreyana Road/Torrey Pines	Dev	—	—	84,829	84,829
Alexandria Point/University Town Center	Dev	—	—	495,192	495,192
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	689,938	689,938
4025 and 4045 Sorrento Valley Boulevard/Sorrento Valley	Dev	—	—	22,886	22,886
601 Dexter Avenue North/Lake Union	Dev	—	18,680	—	18,680
830 4th Avenue South/SoDo	Dev	—	—	42,380	42,380
Other/Seattle	Dev	—	—	102,437	102,437
		—	18,680	3,442,903	3,461,583
		259,199	341,790	3,919,276	4,520,265

(1)Includes vacant square footage as of September 30, 2022.

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

Mega campus

Mega campuses are cluster campuses that consist of approximately 1 million RSF or more, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. The following table reconciles our operating RSF as of September 30, 2022:

Operating RSF
Mega campus	27,716,476
Non-mega campus	13,349,223
Total	41,065,699

Mega campus RSF as a percentage of total operating property RSF	67%

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

The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of September 30, 2022 and December 31, 2021 (dollars in thousands):

	September 30, 2022		December 31, 2021
Secured notes payable	$40,594		$205,198
Unsecured senior notes payable	10,098,588		8,316,678
Unsecured senior line of credit and commercial paper	386,666		269,990
Unamortized deferred financing costs	76,947		65,476
Cash and cash equivalents	(533,824)		(361,348)
Restricted cash	(332,344)		(53,879)
Preferred stock	—		—
Net debt and preferred stock	$9,736,627		$8,442,115

Adjusted EBITDA:
– quarter annualized	$1,810,764		$1,631,244
– trailing 12 months	$1,743,613		$1,517,838

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.4	x	5.2	x
– trailing 12 months	5.6	x	5.6	x

Net operating income, net operating income (cash basis), and operating margin

The following table reconciles net income (loss) to net operating income and net operating income (cash basis) and computes operating margin for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$383,443	$124,433	$575,433	$554,486

Equity in earnings of unconsolidated real estate joint ventures	(40)	(3,091)	(473)	(9,237)
General and administrative expenses	49,958	37,931	134,286	109,807
Interest expense	22,984	35,678	76,681	107,303
Depreciation and amortization	254,929	210,842	737,666	581,807
Impairment of real estate	38,783	42,620	38,783	52,675
Loss on early extinguishment of debt	—	—	3,317	67,253
(Gain) loss on sales of real estate	(323,699)	435	(537,918)	(2,344)
Investment loss (income)	32,305	(67,084)	312,105	(372,361)
Net operating income	458,663	381,764	1,339,880	1,089,389
Straight-line rent revenue	(24,431)	(33,918)	(93,818)	(89,203)
Amortization of acquired below-market leases	(23,546)	(13,664)	(54,221)	(39,043)
Net operating income (cash basis)	$410,686	$334,182	$1,191,841	$961,143

Net operating income (cash basis) – annualized	$1,642,744	$1,336,728	$1,589,121	$1,281,524

Net operating income (from above)	$458,663	$381,764	$1,339,880	$1,089,389
Total revenues	$659,852	$547,759	$1,918,681	$1,537,227
Operating margin	70%	70%	70%	71%

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

We classify rental revenues and tenant recoveries generated through the leasing of real estate assets within revenue in income from rentals in our consolidated statements of operations. We provide investors with a separate presentation of rental revenues and tenant recoveries in the “Comparison of results for the three months ended September 30, 2022 to the three months ended September 30, 2021” subsection of the “Results of operations” section within this Item 2 because we believe it promotes investors’ understanding of our operating results. We believe that the presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect to net income for any significant variability to components of our operating expenses.

The following table reconciles income from rentals to tenant recoveries for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income from rentals	$656,853	$546,527	$1,910,366	$1,533,593
Rental revenues	(496,146)	(415,918)	(1,450,750)	(1,182,955)
Tenant recoveries	$160,707	$130,609	$459,616	$350,638

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Unencumbered net operating income	$457,656	$371,026	$1,325,089	$1,054,290
Encumbered net operating income	1,007	10,738	14,791	35,099
Total net operating income	$458,663	$381,764	$1,339,880	$1,089,389
Unencumbered net operating income as a percentage of total net operating income	100%	97%	99%	97%

Weighted-average shares of common stock outstanding – diluted

From time to time, we enter into capital market transactions, including forward equity sales agreements (“Forward Agreements”), to fund acquisitions, to fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. We are required to consider the potential dilutive effect of our forward equity sales agreements under the treasury stock method while the forward equity sales agreements are outstanding. As of September 30, 2022, we had Forward Agreements outstanding to sell an aggregate of 8.0 million shares of common stock. Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three and nine months ended September 30, 2022 and 2021 are calculated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic shares for earnings per share	161,554	150,854	160,400	144,716
Forward Agreements	—	707	—	437
Diluted shares for earnings per share	161,554	151,561	160,400	145,153

Basic shares for funds from operations per share and funds from operations per share, as adjusted	161,554	150,854	160,400	144,716
Forward Agreements	—	707	—	437
Diluted shares for funds from operations per share and funds from operations per share, as adjusted	161,554	151,561	160,400	145,153

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of September 30, 2022, we did not have any outstanding interest rate hedge agreements.

Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates, assuming a zero percent interest rate floor, on our fixed- and variable-rate debt as of September 30, 2022 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(574)
Rate decrease of 1%	$574

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(648,360)
Rate decrease of 1%	$735,897
These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of September 30, 2022. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because of our equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in the consolidated balance sheets at fair value. Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV per share are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value of public investments, changes in NAV per share reported by privately held entities, and observable price changes of privately held entities that do not report NAV per share are classified as investment income in our consolidated statements of operations. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of September 30, 2022 (in thousands):

Equity price risk:
Fair value increase of 10%	$162,492
Fair value decrease of 10%	$(162,492)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the local currencies in each respective country. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of operations are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss). Gains or losses will be reflected in our consolidated statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following tables illustrate the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of September 30, 2022 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$91
Rate decrease of 10%	$(91)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$18,054
Rate decrease of 10%	$(18,054)
This sensitivity analysis assumes a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the nine months ended September 30, 2022 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2022, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the twelve months ended September 2022, the consumer price index rose by approximately 8.2%, compared to the twelve months ended September 2021. The recent increases in the consumer price index began during the COVID-19 pandemic and were attributed to disruption in global supply chains and labor shortages. During the COVID-19 pandemic, the federal government instituted a series of stimulus policies, aggregating approximately $6 trillion, which may have contributed to strong consumer demand and increased consumer spending.

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

Additional supply chain disruptions have been caused by a shortage of long-haul truckers and recent protests by the same. In addition, federal policies and recent global events may have exacerbated, and may continue to exacerbate, increases in the consumer price index. Those events include the following:

•In recent years, the energy policy of the U.S. has lacked a consistent approach. Since 2015, during various administrations, the U.S. has participated in, abandoned, and rejoined the Paris climate accord. In addition, the energy policy of the federal government in recent years has, at various times, either limited or increased the production of fossil fuels in the U.S. On March 31, 2022, in response to the current increase in oil prices, President Biden authorized the release of 1 million barrels per day for the next six months – over 180 million barrels in total – from the Strategic Petroleum Reserve. In addition, the administration is encouraging oil producers to utilize the approximately 9,000 approved but unused permits for production of oil and gas on federal lands.

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

•Beginning in late 2021, as political tensions between Russia and Ukraine increased, Russia amassed troops on the Ukrainian border, and in February 2022, Russia invaded Ukraine. In response, global economic sanctions have been imposed on Russia by the U.S. and the European Union (“EU”), among others.

These factors appear to have had a significant impact on increases to the consumer price index, including increases in food prices and energy costs, as reflected in crude oil prices that have increased from $60–$70 per barrel in mid-2021 to $80–$90 per barrel recently in 2022.

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

Our operating expenses, with the exception of ground lease rental expenses, are typically recoverable through our lease arrangements, which allow us to pass through substantially all expenses associated with property taxes, insurance, utilities, repairs and maintenance, and other operating expenses (including increases thereto) to our tenants. As of September 30, 2022, 91% of our existing leases (on an annual rental revenue basis) were triple net leases, which allow us to recover operating expenses, and 94% of our existing leases (on an annual rental revenue basis) also provided for the recapture of capital expenditures. Our remaining leases are generally gross leases, which provide for recoveries of operating expenses above the operating expenses from the initial year within each lease.

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

Also, during inflationary periods, interest rates have historically increased. In March 2022, in an attempt to curb the inflation rate, the Board of Governors of the Federal Reserve System (the “U.S. Federal Reserve”) raised its benchmark federal funds rate by 0.25% to a range between 0.25% and 0.50%, the first increase since December 2018. In addition, in May 2022, the U.S. Federal Reserve increased the federal funds rate by 0.5% to a range between 0.75% and 1.00%. In June 2022, the U.S. Federal Reserve further increased the federal funds rate by 0.75% to a range between 1.50% and 1.75%, representing the most aggressive hike since 1994. In July 2022, the U.S. Federal Reserve increased the federal funds rate by 0.75% to a range between 2.25% and 2.50% and subsequently increased the rate again in September 2022 by 0.75% to a range between 3.00% and 3.25%. It is anticipated that the U.S. Federal Reserve will continue to raise the federal funds rate in the coming months, which may result in rates closer to or above a median range of 4.25% to 4.50% by the end of 2022.

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

As of September 30, 2022, approximately 96% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3% that were either fixed or indexed based on a consumer price index or other index. We have long-term lease agreements with our tenants, of which 1%–11% (based on occupied RSF) expire each year primarily over the next ten years. We believe that these annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation on non-recoverable costs, such as general and administrative expenses and interest expense. However, the impact of the current rate of inflation of 8.2% may not be adequately offset by some of our annual rent escalations, and it is possible that the resetting of rents from our renewal and re-leasing activities would not fully offset the impact of the current inflation rate. As a result, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, we may not adequately mitigate the impact of inflation, which may adversely affect to our business, financial condition, results of operations, and cash flows.

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
•Our partners may file for bankruptcy protection or otherwise fail to fund their share of required capital
•contributions;
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

The risks noted above could negatively impact us or require us to:

•Contribute additional capital if our partners fail to fund their share of any required capital contributions;
•Experience substantial unanticipated delays that could hinder either the initiation or completion of redevelopment activities or new construction;
•Incur additional expenses that could prevent the achievement of yields or returns that were initially anticipated;
•Become engaged in a dispute with our joint venture partner that could lead to the sale of either party’s ownership interest or the property at a price below estimated fair market value;
•Initiate litigation or settle disagreements with our partners through litigation or arbitration; and
•Suffer losses or less than optimal returns as a result of actions taken by our partners with respect to our joint venture investments.

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
10.1
Amended and Restated Credit Agreement, dated as of September 22, 2022, among the Company, as the Borrower, Alexandria Real Estate Equities, L.P., as a Guarantor, Citibank, N.A., as Administrative Agent, and the Other Lenders Party Thereto, Citibank, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, RBC Capital Markets, the Bank of Nova Scotia, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation, and U.S. Bank National Association, as Joint Lead Arrangers, Citibank, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, and RBC Capital Markets, as Joint Bookrunners, Bank of America, N.A., JPMorgan Chase Bank, N.A., Goldman Sachs Bank USA, and Royal Bank of Canada, as Co-Syndication Agents, and the Bank of Nova Scotia, Mizuho Bank, Ltd., Sumitomo Mitsui Banking Corporation, U.S. Bank National Association, Bank of the West, Barclays Bank PLC, Capital One, N.A., Banco Bilbao Vizcaya Argentaria, S.A. New York Branch, Fifth Third Bank, National Association, PNC Bank, National Association, Regions Bank, TD Bank, N.A., The Huntington National Bank, and Truist Bank, as Co-Documentation Agents, and Citibank, N.A., as Sustainability Structuring Agent
		N/A	Filed herewith
22.0	List of Guarantor Subsidiaries of the Company	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
101.1	The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021 (unaudited), (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the three and nine months ended September 30, 2022 and 2021 (unaudited), (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)	N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 24, 2022.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Executive Chairman (Principal Executive Officer)

/s/ Peter M. Moglia
Peter M. Moglia Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga President and Chief Financial Officer (Principal Financial Officer)