Form 10-Q
period 2023-03-31
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2023-04-24
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 14, 2023, 173,013,623 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Investments in real estate	$30,889,395	$29,945,440
Investments in unconsolidated real estate joint ventures	38,355	38,435
Cash and cash equivalents	1,263,452	825,193
Restricted cash	34,932	32,782
Tenant receivables	8,197	7,614
Deferred rent	974,865	942,646
Deferred leasing costs	527,848	516,275
Investments	1,573,018	1,615,074
Other assets	1,602,403	1,599,940
Total assets	$36,912,465	$35,523,399

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$73,645	$59,045
Unsecured senior notes payable	11,089,124	10,100,717
Unsecured senior line of credit and commercial paper	374,536	—
Accounts payable, accrued expenses, and other liabilities	2,479,047	2,471,259
Dividends payable	209,346	209,131
Total liabilities	14,225,698	12,840,152

Commitments and contingencies

Redeemable noncontrolling interests	44,862	9,612

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,709	1,707
Additional paid-in capital	18,902,821	18,991,492
Accumulated other comprehensive loss	(20,536)	(20,812)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	18,883,994	18,972,387
Noncontrolling interests	3,757,911	3,701,248
Total equity	22,641,905	22,673,635
Total liabilities, noncontrolling interests, and equity	$36,912,465	$35,523,399

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Income from rentals	$687,949	$612,554
Other income	12,846	2,511
Total revenues	700,795	615,065

Expenses:
Rental operations	206,933	181,328
General and administrative	48,196	40,931
Interest	13,754	29,440
Depreciation and amortization	265,302	240,659
Total expenses	534,185	492,358

Equity in earnings of unconsolidated real estate joint ventures	194	220
Investment loss	(45,111)	(240,319)
Net income (loss)	121,693	(117,392)
Net income attributable to noncontrolling interests	(43,831)	(32,177)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s stockholders	77,862	(149,569)
Net income attributable to unvested restricted stock awards	(2,606)	(2,081)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$75,256	$(151,650)

Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.44	$(0.96)
Diluted	$0.44	$(0.96)

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$121,693	$(117,392)
Other comprehensive income
Unrealized gains on foreign currency translation:
Unrealized foreign currency translation gains arising during the period	276	1,567
Unrealized gains on foreign currency translation, net	276	1,567

Total other comprehensive income	276	1,567
Comprehensive income (loss)	121,969	(115,825)
Less: comprehensive income attributable to noncontrolling interests	(43,831)	(32,177)
Comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$78,138	$(148,002)

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2022	170,748,395	$1,707	$18,991,492	$—	$(20,812)	$3,701,248	$22,673,635	$9,612
Net income	—	—	—	77,862	—	43,630	121,492	201
Total other comprehensive income	—	—	—	—	276	—	276	—
Contributions from and sales of noncontrolling interests	—	—	18,999	—	—	76,018	95,017	35,250
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(62,985)	(62,985)	(201)
Issuance pursuant to stock plan	194,586	2	35,782	—	—	—	35,784	—
Taxes related to net settlement of equity awards	(83,277)	—	(11,968)	—	—	—	(11,968)	—
Dividends declared on common stock ($1.21 per share)	—	—	—	(209,346)	—	—	(209,346)	—
Reclassification of distributions in excess of earnings	—	—	(131,484)	131,484	—	—	—	—
Balance as of March 31, 2023	170,859,704	$1,709	$18,902,821	$—	$(20,536)	$3,757,911	$22,641,905	$44,862

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2021	158,043,880	$1,580	$16,195,256	$—	$(7,294)	$2,834,096	$19,023,638	$9,612
Net (loss) income	—	—	—	(149,569)	—	31,976	(117,593)	201
Total other comprehensive income	—	—	—	—	1,567	—	1,567	—
Contributions from and sales of noncontrolling interests	—	—	413,615	—	—	405,251	818,866	—
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(30,300)	(30,300)	(201)
Issuance of common stock	3,220,000	32	646,284	—	—	—	646,316	—
Issuance pursuant to stock plan	219,905	2	30,857	—	—	—	30,859	—
Taxes related to net settlement of equity awards	(75,489)	—	(14,648)	—	—	—	(14,648)	—
Dividends declared on common stock ($1.15 per share)	—	—	—	(187,701)	—	—	(187,701)	—
Reclassification of distributions and net loss	—	—	(337,270)	337,270	—	—	—	—
Balance as of March 31, 2022	161,408,296	$1,614	$16,934,094	$—	$(5,727)	$3,241,023	$20,171,004	$9,612

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net income (loss)	$121,693	$(117,392)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	265,302	240,659
Equity in earnings of unconsolidated real estate joint ventures	(194)	(220)
Distributions of earnings from unconsolidated real estate joint ventures	285	975
Amortization of loan fees	3,639	3,103
Amortization of debt discounts (premiums)	288	(424)
Amortization of acquired above- and below-market leases	(21,636)	(13,915)
Deferred rent	(33,191)	(42,025)
Stock compensation expense	16,486	14,028
Investment loss	45,111	240,319
Changes in operating assets and liabilities:
Tenant receivables	(582)	(191)
Deferred leasing costs	(33,469)	(75,162)
Other assets	(25,422)	(22,618)
Accounts payable, accrued expenses, and other liabilities	(32,740)	(36,051)
Net cash provided by operating activities	305,570	191,086

Investing Activities:
Additions to real estate	(873,366)	(666,364)
Purchases of real estate	(177,543)	(1,903,800)
Change in escrow deposits	9,366	100,635
Investments in unconsolidated real estate joint ventures	(106)	(335)
Return of capital from unconsolidated real estate joint ventures	—	471
Additions to non-real estate investments	(47,401)	(64,247)
Sales of and distributions from non-real estate investments	49,385	44,842
Net cash used in investing activities	$(1,039,665)	$(2,488,798)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2023	2022
Financing Activities:
Borrowings from secured notes payable	$14,428	$5,082
Repayments of borrowings from secured notes payable	—	(906)
Proceeds from issuance of unsecured senior notes payable	996,205	1,793,318
Borrowings from unsecured senior line of credit	375,000	1,180,000
Repayments of borrowings from unsecured senior line of credit	(375,000)	(1,180,000)
Proceeds from issuances under commercial paper program	775,000	6,120,000
Repayments of borrowings under commercial paper program	(400,000)	(6,390,000)
Payments of loan fees	(9,989)	(17,596)
Taxes paid related to net settlement of equity awards	(7,854)	(8,906)
Proceeds from issuance of common stock	—	646,316
Dividends on common stock	(209,131)	(183,847)
Contributions from and sales of noncontrolling interests	79,337	819,610
Distributions to and purchases of noncontrolling interests	(63,186)	(30,501)
Net cash provided by financing activities	1,174,810	2,752,570

Effect of foreign exchange rate changes on cash and cash equivalents	(306)	81

Net increase in cash, cash equivalents, and restricted cash	440,409	454,939
Cash, cash equivalents, and restricted cash as of the beginning of period	857,975	415,227
Cash, cash equivalents, and restricted cash as of the end of period	$1,298,384	$870,166

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$21,519	$22,550
Accrued construction for current-period additions to real estate	$419,029	$300,713
Contribution of assets from real estate joint venture partner	$33,250	$—
Issuance of noncontrolling interest to joint venture partner	$(33,250)	$—
Right-of-use asset	$—	$10,127
Lease liability	$—	$(10,127)

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Alexandria Real Estate Equities, Inc. (NYSE:ARE), an S&P 500® life science REIT, is the pioneer of the life science real estate niche since its founding in 1994. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative life science, agtech, and advanced technology campuses in AAA innovation cluster locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. With over 850 tenants, Alexandria has a total market capitalization of $33.0 billion and an asset base in North America of 75.6 million SF as of March 31, 2023. As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

We have prepared the accompanying interim consolidated financial statements in accordance with GAAP and in conformity with the rules and regulations of the SEC. In our opinion, these interim consolidated financial statements presented herein reflect all adjustments, of a normal recurring nature, that are necessary to fairly present the interim consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022. Any references to our market capitalization, number or quality of buildings or tenants, quality of location, square footage, number of leases, or occupancy percentage, and any amounts derived from these values in these notes to consolidated financial statements are outside the scope of our independent registered public accounting firm’s review.

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

Voting model

If a legal entity fails to meet any of the three characteristics of a VIE (i.e., insufficiency of equity, existence of non-substantive voting rights, or lack of a controlling financial interest), we then evaluate such entity under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares and that other equity holders do not have substantive participating rights. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements for information on specific joint ventures that qualify for evaluation under the voting model.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

International operations

In addition to operating properties in the U.S., we have 11 properties in Canada and one operating property in China. The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. The functional currencies for our foreign subsidiaries are the local currencies in each respective country. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Revenue and expense accounts of our foreign subsidiaries are translated using the weighted-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss).

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

The appropriate amounts of foreign exchange rate gains or losses classified in accumulated other comprehensive income (loss) are reclassified to net income (loss) when realized upon the sale of our investment or upon the complete or substantially complete liquidation of our investment.

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

Investments in privately held entities that report NAV per share

Investments in privately held entities that report NAV per share, such as our privately held investments in limited partnerships, are presented at fair value using NAV as a practical expedient, with changes in fair value classified in investment income (loss) in our consolidated statements of operations. We use NAV per share reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date.

Investments in privately held entities that do not report NAV per share

Investments in privately held entities that do not report NAV per share are accounted for using a measurement alternative, under which these investments are measured at cost, adjusted for observable price changes and impairments, with changes classified in investment income (loss) in our consolidated statements of operations.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Investment income/loss recognition and classification

We recognize both realized and unrealized gains and losses in our consolidated statements of operations, classified in investment income (loss) in our consolidated statements of operations. Unrealized gains and losses represent:

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

Revenues

The table below provides details of our consolidated total revenues for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$677,422	$603,513
Direct financing and sales-type leases(1)	648	1,020
Revenues subject to the lease accounting standard	678,070	604,533
Revenues subject to the revenue recognition accounting standard	9,879	8,021
Income from rentals	687,949	612,554
Other income	12,846	2,511
Total revenues	$700,795	$615,065
(1)We completed the sale of our real estate assets subject to sales-type leases in May 2022 and have had no sales-type leases since then. Refer to Note 5 – “Leases” to these unaudited consolidated financial statements for additional information.

During the three months ended March 31, 2023, revenues that were subject to the lease accounting standard aggregated $678.1 million, or represented 96.8% of our total revenues. During the three months ended March 31, 2023, our total revenues also included $22.7 million, or 3.2%, subject to other accounting guidance. Our other income consisted primarily of management fees and interest income earned during the three months ended March 31, 2023. For a detailed discussion related to our revenue streams, refer to the “Lease accounting” subsection and the “Recognition of revenue arising from contracts with customers” section within this Note 2 to our unaudited consolidated financial statements.

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

Lessor accounting

Costs to execute leases

We capitalize initial direct costs, which represent only incremental costs of a lease that would not have been incurred if the lease had not been obtained. Costs that we incur to negotiate or arrange a lease, regardless of its outcome, such as for fixed employee compensation, tax or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

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

Lease components consist primarily of fixed rental payments, which represent scheduled rental amounts due under our leases, and contingent rental payments. Nonlease components consist primarily of tenant recoveries representing reimbursements of rental operating expenses under our triple net lease structure, including recoveries for property taxes, insurance, utilities, repairs and maintenance, and common area expenses.

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

We also record a general allowance related to the deferred rent balances that at the portfolio level (not the individual level) are not expected to be collected in full through the lease term. During the three months ended March 31, 2023, we recorded no adjustments to the general allowance balance. As of March 31, 2023, our general allowance balance aggregated $20.4 million.

Direct financing and sales-type leases

Income from rentals related to direct financing and sales-type leases is recognized over the lease term using the effective interest rate method. At lease commencement, we record an asset within other assets in our consolidated balance sheets, which represents our net investment in the lease. This initial net investment is determined by aggregating the present values of the total future lease payments attributable to the lease and the estimated residual value of the property, less any unearned income related to our direct financing lease. Over the lease term, the investment in the lease accretes in value, producing a constant periodic rate of return on the net investment in the lease. Income from these leases is classified in income from rentals in our consolidated statements of operations. Our net investment is reduced over time as lease payments are received.

We evaluate our net investment in direct financing and sales-type leases for impairment under the current expected credit loss standard. For more information, refer to the “Allowance for credit losses” section within this Note 2 to our unaudited consolidated financial statements.

As a lessor, we classify a lease with variable lease payments that do not depend on an index or a rate as an operating lease on the commencement date of the lease if both of the following criteria are met:

(i)The lease would have been classified as a sales-type lease or direct financing lease under the current lease standard; and
(ii)The sales-type lease or direct financing lease classification would have resulted in a selling loss at lease commencement.

We do not derecognize the underlying asset and do not recognize a loss upon lease commencement but continue to depreciate the underlying asset over its useful life.

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

Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the three months ended March 31, 2023 included $9.9 million, primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, as discussed in the “Lessor accounting” subsection of the “Lease accounting” section within this Note 2, due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.

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

Income taxes

We are organized and operate as a REIT pursuant to the Internal Revenue Code (the “Code”). Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its stockholders annually (excluding net capital gains) and meets certain other conditions is not subject to federal income tax on its distributed taxable income, but could be subject to certain federal, foreign, state, and local taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, foreign, state, and local tax returns for our subsidiaries. We file with jurisdictions located in the U.S., Canada, China, and other international locations. Our tax returns are subject to routine examination in various jurisdictions for the 2017 through 2022 calendar years.

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

Forward equity sales agreements

We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. As of March 31, 2023, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

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

Restricted cash

We present cash and cash equivalents separately from restricted cash within our consolidated balance sheets. However, we include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statements of cash flows. We provide a reconciliation between the consolidated balance sheets and the consolidated statements of cash flows, as required, when the balance includes more than one line item for cash, cash equivalents, and restricted cash. We also provide a disclosure of the nature of the restrictions related to material restricted cash balances.

Recent accounting pronouncement

On June 30, 2022, the FASB issued an ASU to clarify the guidance on fair value measurement of an equity security that is subject to a contractual sale restriction. Currently, some entities apply a discount to the price of their equity security investments subject to a contractual sale restriction, whereas others do not. This update eliminates the diversity in practice by clarifying that a recognition of a discount related to a contractual sale restriction is not permitted. We hold certain equity investments in publicly held entities that are subject to contractual sale restrictions. We do not recognize such discounts; therefore, the adoption of this standard will have no impact on our consolidated financial statements. This update does not change the application of existing measurement guidance on share-based compensation. Pursuant to the disclosure requirements of this new standard, the footnotes to our consolidated financial statements will contain incremental disclosures related to equity securities that are subject to contractual sale restrictions, including (i) the fair value of such equity securities reflected in the balance sheet, (ii) the nature and remaining duration of the corresponding restrictions, and (iii) any circumstances that could cause a lapse in the restrictions. The accounting standard will become effective for us on January 1, 2024, with early adoption permitted.

3.    INVESTMENTS IN REAL ESTATE
Our consolidated investments in real estate, including real estate assets classified as held for sale as described in Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements, consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Rental properties:
Land (related to rental properties)	$4,358,226	$4,284,731
Buildings and building improvements	18,758,941	18,605,627
Other improvements	2,814,476	2,677,763
Rental properties	25,931,643	25,568,121
Development and redevelopment projects	9,503,420	8,715,335
Gross investments in real estate – North America	35,435,063	34,283,456
Less: accumulated depreciation – North America	(4,557,560)	(4,349,780)
Net investments in real estate – North America	30,877,503	29,933,676
Net investments in real estate – Asia	11,892	11,764
Investments in real estate	$30,889,395	$29,945,440

Acquisitions

Our real estate asset acquisitions during the three months ended March 31, 2023 consisted of the following (dollars in thousands):

		Square Footage
Market	Number of Properties	Future Development	Active Development/Redevelopment	Operating With Future Development/Redevelopment	Purchase Price(1)
Canada	1	—	—	247,743	$100,837
Other	2	715,000	110,717	10,000	71,103
Three months ended March 31, 2023	3	715,000	110,717	257,743	$171,940

(1)Represents the aggregate contractual purchase price of our acquisitions, which differs from purchases of real estate in our unaudited consolidated statements of cash flows due to the timing of payment, closing costs, and other acquisition adjustments such as prorations of rents and expenses.

Based upon our evaluation of each acquisition, we determined that substantially all of the fair value related to each acquisition was concentrated in a single identifiable asset or a group of similar identifiable assets or was associated with a land parcel with no operations. Accordingly, each transaction did not meet the definition of a business and therefore was accounted for as an asset acquisition. In each of these transactions, we allocated the total consideration for each acquisition to the individual assets and liabilities acquired on a relative fair value basis.

During the three months ended March 31, 2023, we acquired three properties for an aggregate purchase price of $171.9 million. In connection with our acquisitions, we recorded in-place lease assets aggregating $11.1 million and below-market lease liabilities in which we are the lessor aggregating $5.9 million. As of March 31, 2023, the total and weighted-average amortization period remaining on our in-place leases and below-market leases acquired during the three months ended March 31, 2023 was 2.8 years.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES
From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of March 31, 2023, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest(1)
Consolidated real estate joint ventures(2):
50 and 60 Binney Street	Greater Boston	Cambridge/Inner Suburbs	34.0%
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
100 and 225 Binney Street and 300 Third Street	Greater Boston	Cambridge/Inner Suburbs	30.0%
99 Coolidge Avenue	Greater Boston	Cambridge/Inner Suburbs	75.0%
15 Necco Street	Greater Boston	Seaport Innovation District	90.0%	(3)
Other Greater Boston joint venture	Greater Boston	–	60.7%
Alexandria Center® for Science and Technology – Mission Bay(4)	San Francisco Bay Area	Mission Bay	25.0%
1450 Owens Street	San Francisco Bay Area	Mission Bay	54.0%	(5)
601, 611, 651, 681, 685, and 701 Gateway Boulevard	San Francisco Bay Area	South San Francisco	50.0%
751 Gateway Boulevard	San Francisco Bay Area	South San Francisco	51.0%
211 and 213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae	San Francisco Bay Area	South San Francisco	45.8%
3215 Merryfield Row	San Diego	Torrey Pines	30.0%
Campus Point by Alexandria(6)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	50.1%
SD Tech by Alexandria(7)	San Diego	Sorrento Mesa	50.0%
Pacific Technology Park	San Diego	Sorrento Mesa	50.0%
Summers Ridge Science Park(8)	San Diego	Sorrento Mesa	30.0%
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street	Seattle	Lake Union	30.0%
400 Dexter Avenue North	Seattle	Lake Union	30.0%
800 Mercer Street	Seattle	Lake Union	60.0%

Unconsolidated real estate joint ventures(2):
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
1401/1413 Research Boulevard	Maryland	Rockville	65.0%	(9)
1450 Research Boulevard	Maryland	Rockville	73.2%	(9)
101 West Dickman Street	Maryland	Beltsville	57.9%	(9)
(1)Refer to the table on the next page that shows the categorization of our joint ventures under the consolidation framework.
(2)In addition to the real estate joint ventures listed, various partners hold insignificant noncontrolling interests in two other consolidated real estate joint ventures in North America and we hold an interest in one other insignificant unconsolidated real estate joint venture in North America.
(3)Refer to Note 16 – “Subsequent events” to our unaudited consolidated financial statements for additional information.
(4)Includes 409 and 499 Illinois Street, 1500 and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(5)The noncontrolling interest share of our joint venture partner is anticipated to increase to 75% as our partner contributes the remaining cost to complete the project over time.
(6)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4135, 4155, 4161, 4224, and 4242 Campus Point Court.
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
15 Necco Street
Other Greater Boston joint venture
Alexandria Center® for Science and Technology – Mission Bay
1450 Owens Street
601, 611, 651, 681, 685, and 701 Gateway Boulevard
751 Gateway Boulevard
211 and 213 East Grand Avenue			(ii) Benefits that can be significant to the joint venture.
500 Forbes Boulevard
Alexandria Center® for Life Science – Millbrae
3215 Merryfield Row
Campus Point by Alexandria
5200 Illumina Way			Therefore, we are the primary beneficiary of each VIE
9625 Towne Centre Drive
SD Tech by Alexandria
Pacific Technology Park
Summers Ridge Science Park
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street
400 Dexter Avenue North
800 Mercer Street
1401/1413 Research Boulevard			We do not control the joint venture and are therefore not the primary beneficiary.	Equity method of accounting
1450 Research Boulevard
101 West Dickman Street
1655 and 1725 Third Street	Voting model	Does not exceed 50%	Our voting interest is 50% or less.

(1)In addition to the real estate joint ventures listed, various partners hold insignificant noncontrolling interests in two other consolidated real estate joint ventures in North America and we hold an interest in one other insignificant unconsolidated real estate joint venture in North America.

During the three months ended March 31, 2023, we acquired two properties and entitlements aggregating 515,000 RSF with development opportunities in Greater Boston for a purchase price aggregating $58.9 million. Upon completion of these acquisitions, we formed a real estate joint venture with a local real estate operator that acquired a 39.3% interest in this joint venture in exchange for the contribution of additional entitlements and other pre-construction assets for a total contribution of $37.6 million, including a non-cash contribution aggregating $33.3 million. The entitlements contributed by our partner increased the joint venture’s aggregate development opportunities to 715,000 RSF. Our partner has the option to require of us the redemption of $35.3 million of its ownership interest at its contributed value beginning in January 2024. As a result, this portion of our partner’s ownership interest is classified in the redeemable noncontrolling interest section of our consolidated balance sheet as of March 31, 2023.

Our joint venture partner lacks kick-out rights over our role as property manager and does not have substantive participating rights. Therefore, we determined that the joint venture should be accounted for as a VIE. We also determined that we are the primary beneficiary of this joint venture because we are responsible for activities that most significantly impact its economic performance, and also have the obligation to absorb losses of, or the right to receive benefits from, the joint venture that could potentially be significant to the joint venture. Accordingly, we consolidate this real estate joint venture under the variable interest model.

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

The table below aggregates the balance sheet information of our consolidated VIEs as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Investments in real estate	$7,082,094	$6,771,842
Cash and cash equivalents	240,184	246,931
Other assets	695,037	684,487
Total assets	$8,017,315	$7,703,260

Secured notes payable	$72,996	$58,396
Other liabilities	485,668	430,615
Total liabilities	558,664	489,011
Redeemable noncontrolling interests	35,250	—
Alexandria Real Estate Equities, Inc.’s share of equity	3,665,490	3,513,001
Noncontrolling interests’ share of equity	3,757,911	3,701,248
Total liabilities and equity	$8,017,315	$7,703,260

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

Unconsolidated real estate joint ventures

Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method of accounting presented in our consolidated balance sheets as of March 31, 2023 and December 31, 2022, consisted of the following (in thousands):

Property	March 31, 2023	December 31, 2022
1655 and 1725 Third Street	$12,878	$12,996
1450 Research Boulevard	5,708	5,625
101 West Dickman Street	8,725	8,678
Other	11,044	11,136
	$38,355	$38,435

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of March 31, 2023 (dollars in thousands):

				Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture	Maturity Date	Stated Rate			Aggregate Commitment	Debt Balance(2)
1401/1413 Research Boulevard	12/23/24	2.70%		3.31%	$28,500	$28,201	65.0%
1655 and 1725 Third Street	3/10/25	4.50%		4.57%	600,000	599,187	10.0%
101 West Dickman Street	11/10/26	SOFR+1.95%	(3)	6.61%	26,750	12,648	57.9%
1450 Research Boulevard	12/10/26	SOFR+1.95%	(3)	6.67%	13,000	5,245	73.2%
					$668,250	$645,281
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of March 31, 2023.
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

Leases in which we are the lessor

As of March 31, 2023, we had 433 properties aggregating 41.9 million operating RSF located in key clusters, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. We focus on developing Class A properties in AAA innovation cluster locations, which we consider to be highly desirable for tenancy by life science, agtech, and technology entities. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. As of March 31, 2023, all leases in which we are the lessor were classified as operating leases, with the exception of one direct financing lease. Our leases are described below.

Operating leases

As of March 31, 2023, our 433 properties were subject to operating lease agreements. Two of these properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 69.7 years. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notification and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise. Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of March 31, 2023 are outlined in the table below (in thousands):

Year	Amount
2023	$1,334,277
2024	1,917,110
2025	1,908,850
2026	1,857,081
2027	1,763,042
Thereafter	11,877,113
Total	$20,657,473

Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

Direct financing lease

As of March 31, 2023, we had one direct financing lease agreement, with a net investment balance of $39.5 million, for a parking structure with a remaining lease term of 69.7 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.

The components of our aggregate net investment in our direct financing lease as of March 31, 2023 and December 31, 2022 are summarized in the table below (in thousands):

	March 31, 2023	December 31, 2022
Gross investment in direct financing lease	$254,726	$255,186
Less: unearned income on direct financing lease	(212,347)	(212,995)
Less: allowance for credit losses	(2,839)	(2,839)
Net investment in direct financing lease	$39,540	$39,352

As of March 31, 2023, our estimated credit loss related to our direct financing lease was $2.8 million. No adjustment to the estimated credit loss balance was required during the three months ended March 31, 2023. For further details, refer to the “Allowance for credit losses” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

5.    LEASES (continued)
Future lease payments to be received under the terms of our direct financing lease as of March 31, 2023 are outlined in the table below (in thousands):

Year	Total
2023	$1,403
2024	1,919
2025	1,976
2026	2,036
2027	2,097
Thereafter	245,295
Total	$254,726

Income from rentals

Our income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended March 31,
	2023	2022
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$677,422	$603,513
Direct financing and sales-type leases(1)	648	1,020
Revenues subject to the lease accounting standard	678,070	604,533
Revenues subject to the revenue recognition accounting standard	9,879	8,021
Income from rentals	$687,949	$612,554
(1)We completed the sale of our real estate assets subject to sales-type leases in May 2022 and have had no sales-type leases since then.

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

As of March 31, 2023, the present value of the remaining contractual payments aggregating $898.5 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $405.2 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $554.9 million. As of March 31, 2023, the weighted-average remaining lease term of

5.    LEASES (continued)
operating leases in which we are the lessee was approximately 42 years, and the weighted-average discount rate was 4.6%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

Ground lease obligations as of March 31, 2023, included leases for 41 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $6.2 million as of March 31, 2023, our ground lease obligations have remaining lease terms ranging from approximately 31 years to 99 years, including extension options that we are reasonably certain to exercise.

The reconciliation of future lease payments under noncancelable operating leases in which we are the lessee to the operating lease liability reflected in our unaudited consolidated balance sheet as of March 31, 2023 is presented in the table below (in thousands):

Year	Total
2023	$18,316
2024	24,389
2025	24,475
2026	24,543
2027	22,866
Thereafter	783,888
Total future payments under our operating leases in which we are the lessee	898,477
Effect of discounting	(493,287)
Operating lease liability	$405,190

Lessee operating costs

Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Our operating lease obligations related to our office leases have remaining terms of up to 13 years, exclusive of extension options. For the three months ended March 31, 2023 and 2022, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Gross operating lease costs	$9,457	$8,648
Capitalized lease costs	(921)	(930)
Expenses for operating leases in which we are the lessee	$8,536	$7,718

For the three months ended March 31, 2023 and 2022, amounts paid and classified as operating activities in our unaudited consolidated statements of cash flows for leases in which we are the lessee were $7.3 million and $33.0 million, respectively. The decrease primarily relates to a $26.3 million payment made during the three months ended March 31, 2022 in connection with the execution of ground lease extensions at two properties in our Greater Stanford submarket.

6.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash, cash equivalents, and restricted cash consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$1,263,452	$825,193
Restricted cash:
Funds held in escrow for real estate acquisitions	30,002	30,112
Other	4,930	2,670
	34,932	32,782
Total	$1,298,384	$857,975

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

As of March 31, 2023, we had eight investments in limited partnerships aggregating $62.5 million that maintain specific ownership accounts for each investor, which were accounted for under the equity method. Our ownership interest in each of these eight investments was greater than 5%.

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

Investments in privately held entities that report NAV per share

Investments in privately held entities that report NAV per share, such as our privately held investments in limited partnerships, are presented at fair value using NAV as a practical expedient, with changes in fair value classified in investment income (loss) in our consolidated statements of operations. We use NAV per share reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date.

Investments in privately held entities that do not report NAV per share

Investments in privately held entities that do not report NAV per share are accounted for using a measurement alternative, under which these investments are measured at cost, adjusted for observable price changes and impairments, with changes classified in investment income (loss) in our consolidated statements of operations.

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

Investment income/loss recognition and classification

We recognize both realized and unrealized gains and losses in our consolidated statements of operations, classified in investment income (loss) in our consolidated statements of operations. Unrealized gains and losses represent:

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

Funding commitments to investments in privately held entities that report NAV

We are committed to funding approximately $378.7 million for our investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 12 years with a weighted-average expiration of 8.5 years as of March 31, 2023. These investments are not redeemable by us, but we may receive distributions from these investments throughout their terms. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.3 years as of March 31, 2023.

7.    INVESTMENTS (continued)
The following tables summarize our investments as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$200,833	$63,308	$(110,800)	$153,341
Entities that report NAV	469,863	299,235	(10,144)	758,954
Entities that do not report NAV:
Entities with observable price changes	101,703	96,728	(1,574)	196,857
Entities without observable price changes	401,350	—	—	401,350
Investments accounted for under the equity method	N/A	N/A	N/A	62,516
Total investments	$1,173,749	$459,271	$(122,518)	$1,573,018

	December 31, 2022
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$210,986	$96,271	$(100,118)	$207,139
Entities that report NAV	452,391	315,071	(7,710)	759,752
Entities that do not report NAV:
Entities with observable price changes	100,296	95,062	(1,574)	193,784
Entities without observable price changes	388,940	—	—	388,940
Investments accounted for under the equity method	N/A	N/A	N/A	65,459
Total investments	$1,152,613	$506,404	$(109,402)	$1,615,074

Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of March 31, 2023 aggregated to a gain of $26.9 million, which consisted of upward adjustments aggregating $96.7 million, downward adjustments aggregating $1.6 million, and impairments aggregating $68.3 million.

Our investment loss for the three months ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Realized gains	$20,744	$23,114
Unrealized losses	(65,855)	(263,433)
Investment loss	$(45,111)	$(240,319)

During the three months ended March 31, 2023, gains and losses on investments in privately held entities that do not report NAV still held as of March 31, 2023 aggregated to a loss of $510 thousand, which consisted of upward adjustments aggregating $1.8 million and downward adjustments and impairments aggregating $2.3 million.

During the three months ended March 31, 2022, gains and losses on investments in privately held entities that do not report NAV still held as of March 31, 2022 aggregated to a gain of $642 thousand, which consisted of upward adjustments aggregating $6.8 million and downward adjustments and impairments aggregating $6.2 million.

Unrealized losses related to investments still held (excluding investments accounted for under the equity method of accounting) as of March 31, 2023 and 2022 aggregated to losses of $38.3 million and $224.4 million during the three months ended March 31, 2023 and 2022, respectively.

Our investment loss for the three months ended March 31, 2023 also included $6.2 million of equity in losses of our equity method investments.

Refer to the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

8.     OTHER ASSETS
The following table summarizes the components of other assets as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Acquired in-place leases	$589,807	$615,638
Deferred compensation plan	35,286	33,534
Deferred financing costs – unsecured senior line of credit	30,183	31,747
Deposits	11,321	20,805
Furniture, fixtures, and equipment	22,788	23,186
Net investment in direct financing lease	39,540	39,352
Notes receivable	22,093	19,875
Operating lease right-of-use assets	554,872	558,255
Other assets	96,495	80,724
Prepaid expenses	52,135	28,294
Property, plant, and equipment	147,883	148,530
Total	$1,602,403	$1,599,940

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

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the assets that we measure at fair value on a recurring basis by level in the fair value hierarchy (in thousands). There were no liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022. In addition, there were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the three months ended March 31, 2023.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in publicly traded companies:
As of March 31, 2023	$153,341	$153,341	$—	$—
As of December 31, 2022	$207,139	$207,139	$—	$—

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

9.    FAIR VALUE MEASUREMENTS (continued)
Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of March 31, 2023 and December 31, 2022, the carrying values of investments in privately held entities that report NAV aggregated $759.0 million and $759.8 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standards. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments.

Assets and liabilities measured at fair value on a nonrecurring basis

The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022 (in thousands). These investments were measured at various times during the period from January 1, 2018 to March 31, 2023.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)(2)
Investments in privately held entities that do not report NAV
As of March 31, 2023	$214,610	$—	$196,857	$17,753
As of December 31, 2022	$212,262	$—	$193,784	$18,478

(1)These amounts represent the total carrying amounts of our equity investments in privately held entities with observable price changes, which are included in the investments balance of $1.6 billion in our unaudited consolidated balance sheets as of each March 31, 2023 and December 31, 2022. For more information, refer to Note 7 – “Investments” to our unaudited consolidated financial statements.
(2)These amounts are included in the investments in privately held entities without observable price changes balances aggregating $401.4 million and $388.9 million as of March 31, 2023 and December 31, 2022, respectively, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements. The aforementioned balances represent the carrying amounts of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described in the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

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

As of March 31, 2023, the carrying amounts of our real estate investments classified as held for sale aggregated $116.7 million, which is included in the investments in real estate balance in our unaudited consolidated balance sheet. For our assets classified as held for sale, the estimated fair values were primarily based on unobservable inputs categorized within Level 3 of the fair value hierarchy. Refer to Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements for additional information.

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, deposits, notes receivable, accounts payable, accrued expenses, and other short-term liabilities approximate their fair value.

9.    FAIR VALUE MEASUREMENTS (continued)

The fair values of our secured notes payable and unsecured senior notes payable and the amounts outstanding on our unsecured senior line of credit and commercial paper program were estimated using widely accepted valuation techniques, including discounted cash flow analyses using significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

As of March 31, 2023 and December 31, 2022, the book and estimated fair values of our secured notes payable and unsecured senior notes payable and the amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	March 31, 2023
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$73,645	$—	$72,990	$—	$72,990
Unsecured senior notes payable	$11,089,124	$—	$9,406,058	$—	$9,406,058
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$374,536	$—	$374,874	$—	$374,874

	December 31, 2022
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$59,045	$—	$58,811	$—	$58,811
Unsecured senior notes payable	$10,100,717	$—	$8,539,015	$—	$8,539,015
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$—	$—	$—	$—	$—

10.    SECURED AND UNSECURED SENIOR DEBT

The following table summarizes our outstanding indebtedness and respective principal payments remaining as of March 31, 2023 (dollars in thousands):

	Stated Rate	Interest Rate(1)		Maturity Date(2)		Principal Payments Remaining for the Periods Ending December 31,								Unamortized (Deferred Financing Cost), (Discount)/ Premium
Debt						2023	2024	2025	2026	2027	Thereafter		Principal		Total
Secured notes payable
Greater Boston(3)	SOFR+2.70%	7.57%		11/19/26		$—	$—	$—	$74,144	$—	$—		$74,144	$(1,148)	$72,996
San Francisco Bay Area	6.50%	6.50		7/1/36		30	32	34	36	38	479		649	—	649
Secured debt weighted average interest rate/subtotal		7.56				30	32	34	74,180	38	479		74,793	(1,148)	73,645

Unsecured senior line of credit and commercial paper program(4)	(4)	5.38	(4)	1/22/28	(4)	(4)	—	—	—	—	375,000	(4)	375,000	(464)	374,536
Unsecured senior notes payable	3.45%	3.62		4/30/25		—	—	600,000	—	—	—		600,000	(1,841)	598,159
Unsecured senior notes payable	4.30%	4.50		1/15/26		—	—	—	300,000	—	—		300,000	(1,387)	298,613
Unsecured senior notes payable – green bond	3.80%	3.96		4/15/26		—	—	—	350,000	—	—		350,000	(1,509)	348,491
Unsecured senior notes payable	3.95%	4.13		1/15/27		—	—	—	—	350,000	—		350,000	(1,950)	348,050
Unsecured senior notes payable	3.95%	4.07		1/15/28		—	—	—	—	—	425,000		425,000	(2,048)	422,952
Unsecured senior notes payable	4.50%	4.60		7/30/29		—	—	—	—	—	300,000		300,000	(1,414)	298,586
Unsecured senior notes payable	2.75%	2.87		12/15/29		—	—	—	—	—	400,000		400,000	(2,778)	397,222
Unsecured senior notes payable	4.70%	4.81		7/1/30		—	—	—	—	—	450,000		450,000	(2,704)	447,296
Unsecured senior notes payable	4.90%	5.05		12/15/30		—	—	—	—	—	700,000		700,000	(6,096)	693,904
Unsecured senior notes payable	3.375%	3.48		8/15/31		—	—	—	—	—	750,000		750,000	(5,469)	744,531
Unsecured senior notes payable – green bond	2.00%	2.12		5/18/32		—	—	—	—	—	900,000		900,000	(8,573)	891,427
Unsecured senior notes payable	1.875%	1.97		2/1/33		—	—	—	—	—	1,000,000		1,000,000	(8,624)	991,376
Unsecured senior notes payable – green bond	2.95%	3.07		3/15/34		—	—	—	—	—	800,000		800,000	(8,551)	791,449
Unsecured senior notes payable – green bond	4.75%	4.88		4/15/35		—	—	—	—	—	500,000		500,000	(5,748)	494,252
Unsecured senior notes payable	4.85%	4.93		4/15/49		—	—	—	—	—	300,000		300,000	(3,073)	296,927
Unsecured senior notes payable	4.00%	3.91		2/1/50		—	—	—	—	—	700,000		700,000	10,196	710,196
Unsecured senior notes payable	3.00%	3.08		5/18/51		—	—	—	—	—	850,000		850,000	(11,893)	838,107
Unsecured senior notes payable	3.55%	3.63		3/15/52		—	—	—	—	—	1,000,000		1,000,000	(14,440)	985,560
Unsecured senior notes payable	5.15%	5.26		4/15/53		—	—	—	—	—	500,000		500,000	(7,974)	492,026
Unsecured debt weighted average interest rate/subtotal		3.71				—	—	600,000	650,000	350,000	9,950,000		11,550,000	(86,340)	11,463,660
Weighted-average interest rate/total		3.73%				$30	$32	$600,034	$724,180	$350,038	$9,950,479		$11,624,793	$(87,488)	$11,537,305

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Represents a secured construction loan held by our consolidated real estate joint venture at 99 Coolidge Avenue, of which we have a 75.0% interest. As of March 31, 2023, this joint venture has $121.2 million available under existing lender commitments. The interest rate shall be reduced from SOFR+2.70% to SOFR+2.10% over time upon the completion of certain leasing, construction, and financial covenant milestones.
(4)Refer to “$4.0 billion unsecured senior line of credit” and “$2.0 billion commercial paper program” on the next page.

10.    SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our secured and unsecured senior debt and amounts outstanding under our unsecured senior line of credit and commercial paper program as of March 31, 2023 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt				Weighted-Average
						Interest		Remaining Term (in years)
			Total		Percentage	Rate(1)
Secured notes payable	$649	$72,996	$73,645		0.6%	7.56%		3.7
Unsecured senior notes payable	11,089,124	—	11,089,124		96.2	3.65		13.7
Unsecured senior line of credit and commercial paper program	—	374,536	374,536	(2)	3.2	5.38	(2)	4.8	(3)
Total/weighted average	$11,089,773	$447,532	$11,537,305		100.0%	3.73%		13.4	(3)
Percentage of total debt	96.1%	3.9%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)As of March 31, 2023, we had no outstanding balance on our unsecured senior line of credit and a $374.5 million outstanding balance on our commercial paper notes.
(3)We calculate the weighted-average remaining term of our commercial paper notes by using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper notes, the consolidated weighted-average maturity of our debt is 13.2 years. The commercial paper notes sold during the three months ended March 31, 2023 were issued at a weighted-average yield to maturity of 5.08% and had a weighted-average maturity term of 11 days.

Unsecured senior notes payable

In February 2023, we opportunistically issued $1.0 billion of unsecured senior notes payable with a weighted-average interest rate of 4.95% and a weighted-average maturity of 21.2 years. The unsecured senior notes consisted of $500.0 million of 4.75% green unsecured senior notes due 2035 and $500.0 million of 5.15% unsecured senior notes due 2053.

$4.0 billion unsecured senior line of credit

Our unsecured senior line of credit has aggregate commitments of $4.0 billion and bears an interest rate of SOFR plus 0.835%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.14% based on the aggregate commitments outstanding. Based upon our ability to achieve certain annual sustainability targets, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.

During the three months ended March 31, 2023, we achieved certain annual sustainability targets, as described in our unsecured senior line of credit agreement, which reduced the borrowing rate by four basis points for a one-year period to SOFR plus 0.835%, from SOFR plus 0.875%, and reduced the facility fee by one basis point to 0.14% from 0.15%. As of March 31, 2023, we had no outstanding balance on our unsecured senior line of credit.

$2.0 billion commercial paper program

Our commercial paper program provides us with the ability to issue up to $2.0 billion of commercial paper notes that bear interest at short-term fixed rates with a maturity of generally 30 days or less and a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding notes issued under our commercial paper program. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. The commercial paper notes sold during the three months ended March 31, 2023 were issued at a weighted-average yield to maturity of 5.08% and had a weighted-average maturity term of 11 days. As of March 31, 2023, we had $374.5 million of commercial paper notes outstanding.

Interest expense

The following table summarizes interest expense for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest incurred	$100,824	$87,203
Capitalized interest	(87,070)	(57,763)
Interest expense	$13,754	$29,440

11.     ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Accounts payable and accrued expenses	$354,870	$389,741
Accrued construction	680,587	624,440
Acquired below-market leases	401,003	417,656
Conditional asset retirement obligations	56,280	52,723
Deferred rent liabilities	19,128	18,321
Operating lease liability	405,190	406,700
Unearned rent and tenant security deposits	461,787	449,622
Other liabilities	100,202	112,056
Total	$2,479,047	$2,471,259

As of March 31, 2023 and December 31, 2022, our conditional asset retirement obligations liability primarily consisted of the soil and groundwater remediation liabilities associated with certain of our properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, requires remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys; subsurface sampling; and other testing. We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated. In addition, environmental laws and regulations subject our tenants, and potentially us, to liability that may result from our tenants’ routine handling of hazardous substances and wastes as part of their operations at our properties. These assessments and investigations of our properties have not to date revealed any additional environmental liability we believe would have a material adverse effect on our business and financial statements or that would require additional disclosures or recognition in our consolidated financial statements.

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

The table below reconciles the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$121,693	$(117,392)
Net income attributable to noncontrolling interests	(43,831)	(32,177)
Net income attributable to unvested restricted stock awards	(2,606)	(2,081)
Numerator for basic and diluted EPS – net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$75,256	$(151,650)

Denominator for basic EPS – weighted-average shares of common stock outstanding	170,784	158,198
Dilutive effect of forward equity sales agreements	—	—
Denominator for diluted EPS – weighted-average shares of common stock outstanding	170,784	158,198
Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.44	$(0.96)
Diluted	$0.44	$(0.96)

13.    STOCKHOLDERS’ EQUITY
Common equity transactions

During the three months ended March 31, 2023, we did not issue any new equity under our ATM program, including any shares to settle our forward equity agreements outstanding as of December 31, 2022. As of March 31, 2023, we expect to issue an aggregate of 699 thousand shares of common stock to settle all our outstanding forward equity sales agreements, and to receive net proceeds of $102.5 million. In addition, the remaining amount available under our ATM program for future sales of common stock aggregated $141.9 million as of March 31, 2023.

Dividends

During the three months ended March 31, 2023, we declared cash dividends on our common stock aggregating $209.3 million, or $1.21 per share. In April 2023, we paid the cash dividends on our common stock declared for the three months ended March 31, 2023.

Accumulated other comprehensive loss

The change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the three months ended March 31, 2023 was entirely due to net unrealized gains of $276 thousand on foreign currency translation related to our operations in Canada and China.

Common stock, preferred stock, and excess stock authorizations

Our charter authorizes the issuance of 400.0 million shares of common stock, of which 170.9 million shares were issued and outstanding as of March 31, 2023. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of March 31, 2023. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of March 31, 2023.

14.    NONCONTROLLING INTERESTS

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. As of March 31, 2023, these entities owned 64 properties, which are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the three months ended March 31, 2023 and 2022, we distributed $63.2 million and $30.5 million, respectively, to our consolidated real estate joint venture partners.

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

15.    ASSETS CLASSIFIED AS HELD FOR SALE

As of March 31, 2023, we had 10 properties and a land parcel in North America aggregating 297,284 RSF, including eight contiguous properties aggregating 128,870 RSF in a non-core submarket, and one property in Asia aggregating 334,144 RSF, which were classified as held for sale in our consolidated financial statements.

The disposal of properties classified as held for sale does not represent a strategic shift that has (or will have) a major effect on our operations or financial results and therefore does not meet the criteria for classification as a discontinued operation. We cease depreciation of our properties upon their classification as held for sale. Refer to the “Real estate sales” subsection of the “Investments in real estate” section in Note 2 – “Summary of significant accounting policies” for additional information.
The following is a summary of net assets as of March 31, 2023 and December 31, 2022 for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	March 31, 2023	December 31, 2022
Total assets	$117,598	$117,197
Total liabilities	(1,688)	(2,034)
Total accumulated other comprehensive income	761	898
Net assets classified as held for sale	$116,671	$116,061

16.    SUBSEQUENT EVENTS

Sale of partial interest in consolidated real estate joint venture

As of March 31, 2023, our investment in 15 Necco Street, a development project aggregating 345,995 RSF located in our Seaport Innovation District submarket was held in a consolidated real estate joint venture in which 90% was owned by us and 10% was owned by our existing joint venture partner.

In April 2023, an investor acquired a 20% interest in this joint venture, which consists of an 18% interest sold by us and a 2% interest sold by our existing partner. The sales price of the 18% interest sold by us was $66.1 million. Upon completion of the sale, our ownership interest in the consolidated real estate joint venture is 72% and our existing and new partners’ noncontrolling interests are 8% and 20%, respectively. We retained control over this real estate joint venture and therefore continue to consolidate it.

Asset held for sale

In January 2020, we acquired a three-building office campus aggregating 509,702 RSF in our Route 128 submarket. At the time of our acquisition, the campus was fully occupied with a weighted-average remaining lease term of 6.1 years. We had intended to convert the campus into office/laboratory space through redevelopment upon the expirations of the acquired in-place leases.

Since our acquisition, the macroeconomic environment and demand for office space have deteriorated considerably. In April 2023, upon meeting the criteria for classification as held for sale, we recognized a real estate impairment charge of approximately $139 million to reduce our investment in this campus to its current fair value less costs to sell from the book value of $259 million. These buildings represent our only pure operating office campus in the Greater Boston market, and we expect to complete the sale in mid-2023.

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

This list of risks and uncertainties is not exhaustive. Additional information regarding risk factors that may affect us is included under “Item 1A. Risk factors” and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2022 and under respective sections within this quarterly report on Form 10-Q. Readers of this quarterly report on Form 10-Q should also read our other documents filed publicly with the SEC for further discussion regarding such factors.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® company, is a best-in-class, mission-driven life science REIT making a positive and lasting impact on the world. As the pioneer of the life science real estate niche since its founding in 1994, Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative life science, agtech, and advanced technology campuses in AAA innovation cluster locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. The trusted partner to over 850 tenants, Alexandria has a total market capitalization of $33.0 billion and an asset base in North America of 75.6 million SF as of March 31, 2023, which includes 41.9 million RSF of operating properties and 5.5 million RSF of Class A properties undergoing construction, 9.7 million RSF of near-term and intermediate-term development and redevelopment projects, and 18.5 million SF of future development projects. Alexandria has a longstanding and proven track record of developing Class A properties clustered in life science, agtech, and advanced technology campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science, agrifoodtech, climate innovation, and technology companies through our venture capital platform. We believe our unique business model and diligent underwriting allow us to attract a high-quality and diverse tenant base that results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of March 31, 2023:

•Investment-grade or publicly traded large cap tenants represented 49% of our total annual rental revenue;
•Approximately 95% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3.0% that were either fixed or indexed based on a consumer price index or other index;
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

Our primary business objective is to maximize long-term asset value and stockholder returns based on a multifaceted platform of internal and external growth. A key element of our strategy is our unique focus on Class A properties located in collaborative life science, agtech, and advanced technology campuses in AAA innovation clusters. These key campus locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. They generally represent highly desirable locations for tenancy by life science, agtech, and technology entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Our strategy also includes drawing upon our deep and broad real estate, life science, agtech, and technology relationships in order to identify and attract new and leading tenants and to source additional value-creation real estate.

Executive summary

Operating results

	Three Months Ended March 31,
	2023	2022
Net income (loss) attributable to Alexandria’s common stockholders – diluted:
In millions	$75.3	$(151.7)
Per share	$0.44	$(0.96)
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$373.7	$324.6
Per share	$2.19	$2.05

For additional information, refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” in the “Non-GAAP measures and definitions” section within this Item 2.

An operationally excellent, industry-leading REIT with a high-quality and diverse client base of over 850 tenants supporting high-quality revenues, stable cash flows, and strong margins

Percentage of total annual rental revenue in effect from investment-grade or publicly traded large cap tenants	49%

Sustained strength in tenant collections:
Tenant receivables as of March 31, 2023	$8.2	million
April 2023 tenant rent and receivables collected as of the date of this report	99.7%
Tenant rent and receivables for the three months ended March 31, 2023 collected as of the date of this report	99.9%
On March 10, 2023, we held $108.3 million in letters of credit originally issued by Silicon Valley Bank, now a division of First Citizens Bank. As of April 24, 2023, our tenants have transitioned $26.0 million to new banks or new forms of lease security, $64.7 million are in the process of transitioning to new banks acceptable to us, and $17.6 million remain to be transitioned.

Occupancy of operating properties in North America	93.6%
Operating margin	70%	(1)
Adjusted EBITDA margin	69%	(1)

Weighted-average remaining lease term:
All tenants	7.2	years
Top 20 tenants	9.5	years

(1)For the three months ended March 31, 2023.

Continued strong leasing volume and rental rate increases

•During the three months ended March 31, 2023, rental rate increase of 48.3% represents the highest quarterly rental rate growth in Company history.
•Strong leasing activity continued during the three months ended March 31, 2023 with leasing volume aggregating 1.2 million RSF, exceeding the 1.1 million RSF average in quarterly leasing for the five-year period prior to 2021, with 85% generated from our client base of over 850 tenants.

Three Months Ended March 31, 2023
Total leasing activity – RSF	1,223,427
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	1,120,038
Rental rate increase	48.3%
Rental rate increase (cash basis)	24.2%

Continued strong net operating income and internal growth

•Total revenues of $700.8 million, up 13.9%, for the three months ended March 31, 2023, compared to $615.1 million for the three months ended March 31, 2022.
•Net operating income (cash basis) of $1.8 billion for the three months ended March 31, 2023 annualized, increased by $245.0 million, or 16.2%, compared to the three months ended March 31, 2022 annualized. Refer to “Net operating income, net operating income (cash basis), and operating margin” in the “Non-GAAP measures and definitions” section within this Item 2 for a reconciliation of our net income to net operating income (cash basis).
•Same property net operating income growth:
•3.7% and 9.0% (cash basis) for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
•Our same property growth for the three months ended March 31, 2023 outperformed our 10-year averages of 3.6% and 6.6% (cash basis).
•95% of our leases contain contractual annual rent escalations approximating 3%.

Significant reductions to 2023 construction, acquisitions, and equity-type capital

Key updates to our 2023 guidance include the following changes to our 2023 sources and uses:

•$325 million reduction in total uses of capital to $2.95 billion.
•$325 million reduction in sources of capital to $2.95 billion.
•$950 million in net incremental debt for 2023 ($1.0 billion of unsecured senior notes payable issued in February 2023).
•$375 million in net cash provided by operating activities after dividends.
•$1.625 billion in dispositions, sales of partial interests, and future settlement of forward equity sales agreements that were outstanding as of December 31, 2022.
•$965.4 million, or 59%, completed or subject to executed letters of intent or purchase and sale agreements, including $865.4 million from dispositions and sales of partial interests and approximately $100 million from forward equity sales agreements that were outstanding as of December 31, 2022.
•$659.6 million of targeted dispositions and sales of partial interests.
•$275 million of excess bond offering proceeds to reduce debt capital for 2024.

Continued strong and flexible balance sheet with 13.4 years of remaining term of debt

•Investment-grade credit ratings ranked in the top 10% among all publicly traded U.S. REITs.
•$5.3 billion of liquidity.
•No debt maturities prior to 2025.
•13.4 years weighted-average remaining term of debt.
•96.1% of our debt has a fixed rate.
•Net debt and preferred stock to Adjusted EBITDA of 5.3x and fixed-charge coverage ratio of 5.0x for the three months ended March 31, 2023 annualized.
•Total debt and preferred stock to gross assets of 28%.
•In February 2023, we issued unsecured senior notes payable aggregating $1.0 billion at 4.95% for average term of 21.2 years.
•$1.4 billion of expected capital contributions from existing real estate joint venture partners from the three months ended June 30, 2023 through 2026 to fund construction.

Continued strong and increasing dividends with a focus on retaining significant net cash flows from operating activities after dividends for reinvestment

•Common stock dividend declared for the three months ended March 31, 2023 was $1.21 per common share, aggregating $4.78 per common share for the twelve months ended March 31, 2023, up 24 cents, or 5%, over the twelve months ended March 31, 2022.
•Dividend yield of 3.9% as of March 31, 2023.
•Dividend payout ratio of 55% for the three months ended March 31, 2023.
•Average annual dividend per-share growth of 5.4% from 2019 to the three months ended March 31, 2023 annualized.

Strong balance sheet management

Key metrics as of March 31, 2023

•$33.0 billion in total market capitalization.
•$21.5 billion in total equity capitalization, which ranks in the top 10% among all publicly traded U.S. REITs.

	March 31, 2023		Goal for Fourth Quarter of 2023 Annualized
	Quarter Annualized	Trailing 12 Months
Net debt and preferred stock to Adjusted EBITDA	5.3x	5.6x	Less than or equal to 5.1x
Fixed-charge coverage ratio	5.0x	5.0x	4.5x to 5.0x

Key capital events

•In February 2023, we opportunistically issued $1.0 billion of unsecured senior notes payable with a weighted-average interest rate of 4.95% and a weighted-average maturity of 21.2 years. The unsecured senior notes include:
•$500.0 million of 4.75% green unsecured senior notes due 2035; and
•$500.0 million of 5.15% unsecured senior notes due 2053.

Investments

•As of March 31, 2023:
•Our non-real estate investments aggregated $1.6 billion.
•Unrealized gains presented in our consolidated balance sheets were $336.8 million, comprising gross unrealized gains and losses aggregating $459.3 million and $122.5 million, respectively.
•For the three months ended March 31, 2023, investment loss of $45.1 million presented in our consolidated statements of operations consisted of $20.7 million of realized gains and $65.9 million of unrealized losses/changes in fair value.

External growth and investments in real estate

Alexandria’s value-creation pipeline drives visibility for future growth aggregating over $610 million of incremental net operating income

•Highly leased value-creation pipeline of current and four near-term projects expected to generate greater than $610 million of incremental net operating income, primarily commencing from the second quarter of 2023 through the first quarter of 2026.
•6.7 million RSF of value-creation projects, 74% of which is leased/negotiating.
•79% of the leased RSF of our value-creation projects was generated from our client base of over 850 tenants.
•During the three months ended March 31, 2023, we placed into service development and redevelopment projects aggregating 453,511 RSF across multiple submarkets, resulting in $23 million of incremental net operating income.
•Annual net operating income (cash basis) is expected to increase by $41 million upon the burn-off of initial free rent from recently delivered projects.

Industry and ESG leadership: catalyzing and leading the way for positive change to benefit human health and society

•In March 2023, Alexandria was named one of Newsweek’s Most Trustworthy Companies in America. The Company was one of only six S&P 500 REITs recognized based on three main public touchpoints of trust: customer trust, investor trust and employee trust.
•During the three months ended March 31, 2023, Alexandria earned several awards in recognition of excellence in operations, asset management, development, and leasing across our regions:
•In our Greater Boston market, Alexandria received two 2023 BOMA Mid-Atlantic TOBY (The Outstanding Building of the Year) awards — Corporate Facility of the Year for 225 Binney Street on our Alexandria Center® at Kendall Square mega campus and Building Under 100,000 SF for 700 Technology Square on our Alexandria Technology Square® mega campus. The TOBY Awards honor and recognize quality in commercial buildings and reward excellence in building management.
•In our San Diego market, Alexandria was selected for two 2023 CoStar Impact Awards: Commercial Development of the Year for 10055 Barnes Canyon Road on our SD Tech by Alexandria mega campus; and Lease of the Year for a near-term development project on our Campus Point by Alexandria mega campus. The CoStar Impact Awards recognize exemplary commercial real estate transactions and projects completed in 2022 that have significantly influenced their communities.
•In our Research Triangle market, Alexandria earned three awards in the Triangle Business Journal’s 2023 SPACE Awards — Top Office Development for 8 Davis Drive on our Alexandria Center® for Advanced Technologies mega campus, Top Life Science/Laboratory Lease at 7 Triangle Drive, and Top Flex Lease at our Alexandria Center® for Life Science – Durham mega campus. The annual SPACE Awards recognize the Research Triangle’s top real estate developments and transactions.
•In January 2023, Alexandria became a founding sponsor of the International Institute for Sustainable Laboratories (I2SL) new Labs2Zero program. As a founding sponsor, we help drive the development of I2SL’s new roadmap, which aims to improve the energy and emissions performance of existing and future laboratory buildings.

ALEXANDRIA'S MISSION-DRIVEN AND INDUSTRY-LEADING ESG PROGRAM
ACHIEVEMENTS AND RECOGNITION

GRESB REAL ESTATE sector leader 2022	#1 FOR BUILDINGS IN DEVELOPMENT Science & Technology #2 FOR BUILDINGS IN OPERATION Diversified Listed "A" DISCLOSURE SCORE 2018–2022
MOST TRUSTWORTHY COMPANIES IN AMERICA 2023 Newsweek statista	1 OF ONLY 6 S&P 500 REITs RECOGNIZED BY *NEWSWEEK* in the Real Estate & Housing category
S&P Global	TOP 10% ESG RANKING[1]
GREEN BONDS	$3.2B TOTAL ISSUANCE SINCE 2018
MSCI	"A" ESG RATING 2021 | 2022
BARRON'S	ONE OF THE MOST SUSTAINABLE U.S. REITs 2021 | 2022
ISS	TOP 10% ENVIRONMENT & SOCIAL SCORES[2]
2022 mass save™ CLIMATE LEADER	MASS SAVE CLIMATE LEADER 2022
Bloomberg	TOP 10% SOCIAL SCORE[3]
fitwel®	FITWEL IMPACT AWARD Highest-Scoring Project 2020 | 2021
CDP DISCLOSURE INSIGHT ACTION	"B" SCORE TOP 10% ENVIRONMENTAL DISCLOSURE & PERFORMANCE SCORE[1]
DISTINCTION Fitwel® Viral Response Certified	FITWEL VIRAL RESPONSE 2020 | 2021 | 2022

(1)Reflects current score for Alexandria and latest scores available for the FTSE Nareit All REITs Index companies from Bloomberg Professional Services as of March 31, 2023.
(2)Reflects current scores for Alexandria and latest scores available for the FTSE Nareit All REITs Index companies on ISS’s website as of March 31, 2023.
(3)Top 10% ranking among FTSE Nareit All REITs Index companies, based on information available from Bloomberg Professional Services as of March 31, 2023.

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

eikon
ALEXANDRIA CENTER

230 HARRIET TUBMAN WAY

751 GATEWAY BOULEVARD

2025 Environmental Goals and Progress for Buildings in Operation

Carbon Emissions Reduction
(MTCO2e)
Energy Use Reduction
(kWh)
Potable Water Use Reduction
(Gal)
Waste Diversion
(Ton)
30%(1)
25%(1)
10%(1)
45%(2)
20.4%
2015-2022 PROGRESS
20.2%
2015-2022 PROGRESS
35.7%
2015-2022 PROGRESS
40.2%
2022 PROGRESS

Environmental data for 2022 reflected in the chart above received independent limited assurance from DNV. The Independent Assurance Statement from DNV is available at www.are.com/esg.html.
(1)2025 environmental goals relative to a 2015 baseline on a like-for-like basis for buildings in operation that Alexandria directly manages. The carbon emissions reduction goal relates to our Scope 1 and Scope 2 emissions.
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

To learn more, please see our 2021 ESG report, which is available on the ESG page of the Company website at **www.are.com.**

ALEXANDRIA'S HIGHLY IMPACTFUL SOCIAL RESPONSIBILITY PILLARS

Developing and implementing collaborative and innovative solutions to some of society's most urgent challenges

Accelerating medical innovation to save lives

Supporting our military, our veterans, and their families

Building principled leaders through education

Inspiring future generations with the stories and values of our nation's heroes

Harnessing agtech to combat hunger and improve nutrition

Revolutionizing addiction treatment

Approaching homelessness as a healthcare problem, not a housing issue

Prioritizing the mental health crisis

Operating summary

Historical Same Property Net Operating Income Growth	Favorable Lease Structure(1)
	Strategic Lease Structure by Owner and Operator of Collaborative Life Science, Agtech, and Advanced Technology Campuses
	Increasing cash flows
	Percentage of leases containing annual rent escalations	95%
	Stable cash flows
	Percentage of triple net leases	93%
	Lower capex burden
	Percentage of leases providing for the recapture of capital expenditures	93%

Historical Rental Rate Growth: Renewed/Re-Leased Space	Margins(3)

	Operating	Adjusted EBITDA
	70%	69%

Net Debt and Preferred Stock to Adjusted EBITDA(5)	Fixed-Charge Coverage Ratio(5)

Refer to “Same properties” and “Non-GAAP measures and definitions” within this Item 2 for additional details. “Non-GAAP measures and definitions” contains the definition of “Net operating income” and its reconciliation from the most directly comparable financial measure presented in accordance with GAAP.

(1)Percentages calculated based on annual rental revenue in effect as of March 31, 2023.
(2)The 10-year average represents the average for the years ended December 31, 2013 through December 31, 2022.
(3)Represents percentages for the three months ended March 31, 2023.
(4)Represents the highest quarterly rental rate growth in Company history.
(5)Quarter annualized. Refer to the definitions of “Net debt and preferred stock to Adjusted EBITDA” and “Fixed-charge coverage ratio” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details.

Long-Duration and Stable Cash Flows From High-Quality and Diverse Tenants

Investment-Grade or Publicly Traded Large Cap Tenants	REIT Industry-Leading Tenant Client Base

49%	90%
of ARE’s Total Annual Rental Revenue(1)	of ARE’s Top 20 Tenants Annual Rental Revenue(1) Is From Investment-Grade or Publicly Traded Large Cap Tenants

Long-Duration Lease Terms
7.2 Years
Weighted-Average Remaining Term(2)

Sustained Strength in Tenant Collections(3)

99.9%
For the Three Months Ended March 31, 2023

99.7%
April 2023
Represents annual rental revenue in effect as of March 31, 2023. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

(1)Represents annual rental revenue in effect as of March 31, 2023.
(2)Based on total annual rental revenue in effect as of March 31, 2023.
(3)Represents the portion of total receivables billed for each indicated period collected through the date of this report. .

High-Quality and Diverse Client Base in AAA Locations

Industry Mix of Over 850 Tenants(1)	AAA Locations

Multinational Pharmaceutical
18%
Life Science Product, Service, and Device
22%
Public Biotechnology – Preclinical or Clinical Stage
10%
Private Biotechnology
8%
Other(3)
3%
Future Change in Use(2)
5%
Investment-Grade or Large Cap Tech
8%
Institutional (Academic/Medical, Non-Profit, and U.S. Government)
12%
Public Biotechnology – Approved or Marketed Product
14%

Percentage of ARE’s Annual Rental Revenue(4)

Solid Occupancy From Historically Strong Demand for Class A Properties in AAA Locations

Solid Historical Occupancy(5)	Occupancy Across Key Locations

96%
Over 10 Years
Represents annual rental revenue in effect as of March 31, 2023. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

(1)Tenant count declined from approximately 1,000 tenants during the three months ended March 31, 2023 due to the planned move-outs at our recently acquired retail property, The Shops at Tanforan, representing a future multi-building development project.
(2)Represents annual rental revenue currently generated from space that is targeted for a future change in use, including 1.1% of total annual rental revenue that is generated from covered land play projects. The weighted-average remaining term of these leases is 5.3 years.
(3)Our other tenants, which represent an aggregate of 3.0% of our annual rental revenue, comprise technology, professional services, finance, telecommunications, and construction/real estate companies and less than 1.0% of retail-related tenants by annual rental revenue.
(4)Represents annual rental revenue in effect as of March 31, 2023.
(5)Represents average occupancy of operating properties in North America as of each December 31 for the last 10 years and as of March 31, 2023.

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended			Year Ended
	March 31, 2023			December 31, 2022
	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	48.3%	(2)	24.2%	31.0%	22.1%
New rates	$62.75		$59.87	$50.37	$48.48
Expiring rates	$42.31		$48.21	$38.44	$39.69
RSF	1,120,038			4,540,325
Tenant improvements/leasing commissions	$16.59			$27.83
Weighted-average lease term	5.3 years			5.0 years

Developed/redeveloped/ previously vacant space leased(3)
New rates	$39.54		$38.29	$73.46	$64.04
RSF	103,389			3,865,262
Weighted-average lease term	7.5 years			11.8 years

Leasing activity summary (totals):
New rates	$60.79		$58.05	$60.98	$55.64
RSF	1,223,427			8,405,587
Weighted-average lease term	5.5 years			8.1 years

Lease expirations(1)
Expiring rates	$43.47		$47.45	$37.41	$38.06
RSF	2,012,525			6,572,286

Leasing activity includes 100% of results for properties in which we have an investment in North America.

(1)Excludes month-to-month leases aggregating 115,520 RSF and 266,292 RSF as of March 31, 2023 and December 31, 2022, respectively.
(2)Represents the highest quarterly rental rate growth in Company history.
(3)Refer to the “New Class A development and redevelopment properties: summary of pipeline” section within this Item 2 for additional information on total project costs.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of March 31, 2023:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Total Annual Rental Revenue

2023 (2)	1,700,031	4.4%	$46.10	3.9%
2024	3,739,274	9.6%	$49.15	9.2%
2025	3,369,852	8.6%	$48.66	8.2%
2026	2,787,746	7.2%	$49.08	6.8%
2027	2,729,791	7.0%	$55.00	7.5%
2028	4,608,140	11.8%	$51.98	12.0%
2029	2,398,269	6.2%	$54.31	6.5%
2030	2,830,567	7.3%	$57.36	8.1%
2031	3,086,116	7.9%	$54.15	8.3%
2032	1,298,945	3.3%	$56.91	3.7%
Thereafter	10,413,780	26.7%	$49.67	25.8%

(1)Represents amounts in effect as of March 31, 2023.
(2)Excludes month-to-month leases aggregating 115,520 RSF as of March 31, 2023.

The following tables present information by market with respect to our lease expirations in North America as of March 31, 2023, for the remainder of 2023, and for all of 2024:

	2023 Contractual Lease Expirations (in RSF)						Annual Rental Revenue (per RSF)(4)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment(1)		Remaining Expiring Leases(2)	Total(3)

Greater Boston	37,017	21,675	10,265	(5)	283,576	352,533	$62.34
San Francisco Bay Area	56,253	41,381	—		182,743	280,377	57.96
New York City	—	—	—		20,790	20,790	N/A
San Diego	199,402	72,292	—		229,740	501,434	31.62
Seattle	—	—	—		255,460	255,460	31.87
Maryland	—	89,831	—		116,938	206,769	32.26
Research Triangle	—	—	—		59,398	59,398	46.88
Texas	—	—	—		—	—	—
Canada	13,321	—	—		2,484	15,805	28.07
Non-cluster/other markets	—	4,354	—		3,111	7,465	58.48
Total	305,993	229,533	10,265		1,154,240	1,700,031	$46.10
Percentage of expiring leases	18%	14%	1%		67%	100%

	2024 Contractual Lease Expirations (in RSF)						Annual Rental Revenue (per RSF)(4)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment(1)		Remaining Expiring Leases(2)	Total

Greater Boston	51,564	—	122,465		535,690	709,719	$75.28
San Francisco Bay Area	35,798	—	107,250		555,209	698,257	61.98
New York City	—	—	349,947		8,227	358,174	N/A
San Diego	28,698	28,264	580,021		345,518	982,501	31.60
Seattle	—	186,923	50,552		220,425	457,900	23.44
Maryland	—	26,627	—		44,919	71,546	23.04
Research Triangle	15,519	103,171	—		106,254	224,944	65.25
Texas	—	—	126,034		72,938	198,972	33.91
Canada	—	—	—		6,786	6,786	23.45
Non-cluster/other markets	—	—	—		30,475	30,475	65.94
Total	131,579	344,985	1,336,269		1,926,441	3,739,274	$49.15
Percentage of expiring leases	4%	9%	36%		51%	100%

(1)Represents RSF targeted for future development or redevelopment, subject to market conditions, upon expiration of existing in-place leases primarily related to recently acquired properties with an average contractual lease expiration dates of August 31, 2023 and July 20, 2024 for 2023 and 2024, respectively, weighted by annual rental revenue. Refer to “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details on value-creation square feet currently included in rental properties.
(2)The largest remaining contractual expirations for 2023 and 2024 are 108,020 RSF in our Bothell submarket and 97,702 RSF in our Mission Bay submarket.
(3)Excludes month-to-month leases aggregating 115,520 RSF as of March 31, 2023.
(4)Represents amounts in effect as of March 31, 2023.
(5)Represents one lease at 840 Winter Street in our Route 128 submarket. 840 Winter Street is a 168,214 RSF property undergoing redevelopment and is 100% leased.

Top 20 tenants

90% of Top 20 Tenants Annual Rental Revenue Is From Investment-Grade
or Publicly Traded Large Cap Tenants(1)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 3.6% of our annual rental revenue in effect as of March 31, 2023. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of March 31, 2023 (dollars in thousands, except average market cap amounts):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Aggregate Annual Rental Revenue (1)	Investment-Grade Credit Ratings		Average Market Cap(1) (in billions)

	Tenant						Moody’s	S&P
1	Bristol-Myers Squibb Company	6.2		969,852	$73,073	3.6%	A2	A+	$157.0
2	Moderna, Inc.	13.6		908,436	51,934	2.6	—	—	$61.1
3	Eli Lilly and Company	6.0		743,267	49,896	2.5	A2	A+	$310.9
4	Takeda Pharmaceutical Company Limited	6.8		549,760	37,399	1.9	Baa2	BBB+	$45.8
5	Alphabet Inc.	3.7		654,423	36,809	1.8	Aa2	AA+	$1,371.1
6	Illumina, Inc.	7.4		890,389	36,204	1.8	Baa3	BBB	$34.9
7	2seventy bio, Inc.(2)	10.4		312,805	33,617	1.7	—	—	$0.5
8	Harvard University	6.8		391,625	31,889	1.6	Aaa	AAA	$—
9	Novartis AG	5.4		447,831	30,749	1.5	A1	AA-	$205.7
10	Sanofi	8.5		393,278	29,350	1.5	A1	AA	$119.9
11	Cloud Software Group, Inc.	3.9	(3)	292,013	28,537	1.4	—	—	$—
12	Uber Technologies, Inc.	59.5	(4)	1,009,188	27,716	1.4	—	—	$55.8
13	Roche	6.3		416,417	27,026	1.3	Aa2	AA	$272.3
14	Pfizer Inc.	1.5		405,165	21,461	1.1	A1	A+	$269.4
15	Massachusetts Institute of Technology	5.8		257,626	21,438	1.1	Aaa	AAA	$—
16	Boston Children's Hospital	13.6		269,816	20,066	1.0	Aa2	AA	$—
17	AstraZeneca PLC	4.3		360,450	19,616	1.0	A3	A	$200.5
18	United States Government	7.1		313,778	19,527	1.0	Aaa	AA+	$—
19	New York University	8.6		203,500	19,241	1.0	Aa2	AA-	$—
20	Merck & Co., Inc.	11.1		300,930	18,913	0.9	A1	A+	$245.3
	Total/weighted-average	9.5	(4)	10,090,549	$634,461	31.7%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)Based on total annual rental revenue in effect as of March 31, 2023. Represents the percentage of our annual rental revenue generated by our top 20 tenants that are also investment-grade or publicly traded large cap tenants. Refer to the definitions of “Annual rental revenue” and “Investment-grade or publicly traded large cap tenants” in the “Non-GAAP measures and definitions” section within this Item 2 for our methodologies of calculating annual rental revenue from unconsolidated real estate joint ventures and average market capitalization, respectively.
(2)As of December 31, 2022, 2seventy bio, Inc. held $266.3 million of cash, cash equivalents, and marketable securities, and during the first quarter of 2023, the company raised an additional $117 million in net proceeds in an underwritten follow-on public offering.
(3)Includes leases at recently acquired properties with future development and redevelopment opportunities. These leases with Cloud Software Group, Inc. (formerly known as TIBCO Software, Inc.) were in place when we acquired the properties.
(4)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue from our unconsolidated real estate joint ventures. Refer to footnote 1 for additional details. Excluding the ground leases, the weighted-average remaining lease term for our top 20 tenants was 7.3 years as of March 31, 2023.

Locations of properties

The locations of our properties are diversified among a number of life science, agtech, and technology cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of March 31, 2023 in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties		Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total			Total	% of Total	Per RSF
Greater Boston	11,245,830	1,439,791	1,513,018	14,198,639	30%	84		$718,876	36%	$68.91
San Francisco Bay Area	7,820,195	728,734	300,010	8,848,939	19	68		451,960	22	64.85
New York City	1,270,019	—	—	1,270,019	3	5		95,160	5	83.98
San Diego	8,099,957	—	—	8,099,957	16	93		328,647	16	43.07
Seattle	2,831,613	311,631	178,129	3,321,373	7	45		112,156	6	41.24
Maryland	3,493,094	532,000	57,515	4,082,609	9	51		115,883	6	34.94
Research Triangle	3,874,491	88,038	—	3,962,529	8	40		114,389	6	31.85
Texas	1,795,353	—	130,765	1,926,118	4	15		46,990	2	29.15
Canada	834,968	—	217,798	1,052,766	2	11		16,358	1	22.58
Non-cluster/other markets	382,961	—	—	382,961	1	11		15,973	—	52.36
Properties held for sale	297,284	—	—	297,284	1	10	(1)	2,041	—	N/A
North America	41,945,765	3,100,194	2,397,235	47,443,194	100%	433		$2,018,433	100%	$52.46
		5,497,429
(1)Represents properties classified as held for sale in three submarkets, including eight contiguous properties aggregating 128,870 RSF in a non-core submarket.

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	3/31/23		12/31/22	3/31/22	3/31/23	12/31/22	3/31/22
Greater Boston	92.8%		94.5%	95.4%	81.8%	85.5%	85.0%
San Francisco Bay Area	95.9		96.7	95.6	92.3	93.3	92.4
New York City	89.2		92.3	98.4	89.2	92.3	91.9
San Diego	94.2		95.4	94.2	94.2	95.4	92.7
Seattle	96.0		97.0	97.9	90.4	90.1	91.0
Maryland	95.7		95.8	100.0	94.2	93.3	96.4
Research Triangle	92.7		94.0	93.6	92.7	85.0	85.5
Texas	89.8		91.2	N/A	83.7	81.6	N/A
Subtotal	93.9		95.1	95.7	89.1	89.9	89.8
Canada	86.8		80.8	76.5	68.8	68.2	76.5
Non-cluster/other markets	79.7		75.0	80.4	79.7	75.0	75.7
North America	93.6%	(1)	94.8%	94.7%	88.5%	89.4%	88.9%

(1)Decline in occupancy primarily relates to: (i) seven lease expirations spread across four markets, which aggregate 370,797 RSF at properties that are expected to have rental rate increases of 109.7% and 115.1% (cash basis) and for which we have successfully re-leased an aggregate 28.9% with occupancy expected to commence on a portion of the RSF as early as the third quarter of 2023, and (ii) in connection with our strategic review of projected 2023 construction spending, our temporary pause of construction work at one building aggregating 70,734 RSF, which was undergoing redevelopment in our Greater Houston submarket, until further lease-up of the building. As of March 31, 2023, the vacant asset was classified as an operating property.

Investments in real estate

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A properties, and property enhancements identified during the underwriting of certain acquired properties, located in collaborative life science, agtech, and advanced technology campuses in AAA innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate increases in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. Our pre-construction activities are undertaken in order to prepare the property for its intended use and include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements.

Our investments in real estate consisted of the following as of March 31, 2023 (dollars in thousands):

		Development and Redevelopment
		Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
	Operating	Under Construction 69% Leased/Negotiating	Committed Near Term 100% Leased(1)	Near Term	Intermediate Term	Future	Subtotal	Total
Square footage
Operating	41,945,765	—	—	—	—	—	—	41,945,765
New Class A development and redevelopment properties	—	5,497,429	1,206,281	3,354,990	5,864,406	21,966,051	37,889,157	37,889,157
Value-creation square feet currently included in rental properties(2)	—	—	—	(290,532)	(434,776)	(3,502,022)	(4,227,330)	(4,227,330)
Total square footage	41,945,765	5,497,429	1,206,281	3,064,458	5,429,630	18,464,029	33,661,827	75,607,592

Investments in real estate
Gross book value as of March 31, 2023(3)	$25,931,643	$4,574,701	$346,278	$1,013,145	$1,281,930	$2,287,366	$9,503,420	$35,435,063

(1)Represents near-term projects expected to commence construction during the next four quarters after March 31, 2023.
(2)Refer to “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details on value-creation square feet currently included in rental properties.
(3)Balances exclude accumulated depreciation and our share of the cost basis associated with our properties held by our unconsolidated real estate joint ventures, which is classified as investments in unconsolidated real estate joint ventures in our consolidated balance sheets.

Acquisitions

Our real estate asset acquisitions for the three months ended March 31, 2023 consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy	Square Footage				Purchase Price
					Acquisitions With Development and Redevelopment Opportunities(1)
					Future Development	Active Development/Redevelopment	Operating With Future Development/ Redevelopment	Total(2)

Three months ended March 31, 2023:
Canada	Canada	1/30/23	1	100%	—	—	247,743	247,743	$100,837
Other	Various		2	100	715,000	110,717	10,000	835,717	71,103
			3	100%	715,000	110,717	257,743	1,083,460	$171,940

(1)We expect to provide total estimated costs and related yields for development and redevelopment projects in the future, subsequent to the commencement of construction.
(2)Represents total square footage upon completion of development or redevelopment of one or more new Class A properties. Square footage presented includes RSF of buildings currently in operations with future development or redevelopment opportunities. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

New Class A development and redevelopment properties

DEMAND FOR ALEXANDRIA'S BRAND TRANSLATES INTO A HIGHLY LEASED PIPELINE AND NEAR-TERM NET OPERATING INCOME GROWTH

Alexandria's highly leased value-creation pipeline is expected to generate significant incremental net operating income through development and redevelopment of new Class A properties

Commercial St
ALEXANDRIA CENTER

Commenced From 1Q23 Deliveries

$23M

453,511 RSF

100% Leased

Primarily Commencing 2Q23 Through 1Q26

$610M

6.7M RSF [(1)]

74% Leased/Negotiating

Refer to “Net operating income” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details and its reconciliation from the most directly comparable financial measures presented in accordance with GAAP.
(1)As of March 31, 2023 Represents projects under construction aggregating 5.5 million RSF and four near term projects, aggregating 1.2 million RSF, expected to commence construction during the next four quarters after March 31, 2023.

New Class A development and redevelopment properties: recent deliveries
The following table presents value-creation development and redevelopment of new Class A properties placed into service during the three months ended March 31, 2023 (dollars in thousands):
Deliveries in 1Q23 commenced $23 million in annual incremental net operating income

201 Brookline Avenue	Alexandria Center® for Advanced Technologies – Monte Villa Parkway	9601 and 9603 Medical Center Drive	2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive(1)
Greater Boston/Fenway	Seattle/Bothell	Maryland/Rockville	Research Triangle/Research Triangle
447,247 RSF	35,847 RSF	48,516 RSF	603,316 RSF
100% Occupancy	100% Occupancy	100% Occupancy	100% Occupancy

Property/Market/Submarket	1Q23 Delivery Date(2)	Our Ownership Interest	RSF Placed in Service			Occupancy Percentage(3)	Total Project		Unlevered Yields
			Prior to 1/1/23	1Q23	Total				Initial Stabilized	Initial Stabilized (Cash Basis)
							RSF	Investment
Development projects
201 Brookline Avenue/Greater Boston/Fenway	3/15/23	98.8%	340,073	107,174	447,247	100%	510,116	$775,000	7.2%	6.5%

Redevelopment projects
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Seattle/Bothell	1/19/23	100%	—	35,847	35,847	100%	460,623	229,000	6.3	6.2
9601 and 9603 Medical Center Drive/Maryland/Rockville	1/9/23	100%	34,589	13,927	48,516	100%	95,911	54,000	8.4	7.1
20400 Century Boulevard/Maryland/Gaithersburg	3/1/23	100%	50,738	19,692	70,430	100%	80,550	35,000	8.5	8.6
2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive/Research Triangle/Research Triangle(4)	2/17/23	100%	326,445	276,871	603,316	100%	603,316	241,000	8.1	6.8
Weighted average/total	2/27/23		751,845	453,511	1,205,356		1,750,516	$1,334,000	7.3%	6.6%

(1)Image represents 2400 Ellis Road on our Alexandria Center® for Life Science – Durham mega campus.
(2)Represents the average delivery date for deliveries that occurred during the three months ended March 31, 2023, weighted by annual rental revenue.
(3)Relates to total operating RSF placed in service as of the most recent delivery.
(4)During the three months ended March 31, 2023, we delivered 276,871 RSF of our 14 TW Alexander Drive and 40 Moore Drive redevelopment project. Due to current market conditions and in connection with our strategic review of projected 2023 construction spending, we updated our plans for our redevelopment project aggregating 100,000 SF at 41 Moore Drive. As of March 31, 2023, this project was classified as a future development project, rather than a redevelopment, which will allow us to upzone this project to a larger building to meet future market demand.

New Class A development and redevelopment properties: current projects

325 Binney Street	140 First Street	99 Coolidge Avenue	500 North Beacon Street and 4 Kingsbury Avenue(1)	201 Brookline Avenue
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Fenway
462,100 RSF	403,892 RSF	320,809 RSF	248,018 RSF	62,869 RSF
100% Leased	100% Leased	36% Leased/Negotiating	85% Leased/Negotiating	98% Leased/Negotiating

15 Necco Street	40, 50, and 60 Sylvan Road(2)	1450 Owens Street	651 Gateway Boulevard	230 Harriet Tubman Way
Greater Boston/ Seaport Innovation District	Greater Boston/Route 128	San Francisco Bay Area/ Mission Bay	San Francisco Bay Area/ South San Francisco	San Francisco Bay Area/ South San Francisco
345,995 RSF	515,273 RSF	212,796 RSF	300,010 RSF	285,346 RSF
97% Leased/Negotiating	—% Leased/Negotiating	—% Leased/Negotiating	22% Leased/Negotiating	100% Leased

(1)Image represents 500 North Beacon Street on our Arsenal on the Charles mega campus.
(2)Image represents 50 Sylvan Road.

New Class A development and redevelopment properties: current projects (continued)

751 Gateway Boulevard	1150 Eastlake Avenue East	Alexandria Center® for Advanced Technologies – Monte Villa Parkway
San Francisco Bay Area/ South San Francisco	Seattle/Lake Union	Seattle/Bothell
230,592 RSF	311,631 RSF	178,129 RSF
100% Leased	99% Leased/Negotiating	82% Leased/Negotiating

9810 and 9820 Darnestown Road	9808 Medical Center Drive	9601 and 9603 Medical Center Drive	6040 George Watts Hill Drive, Phase II
Maryland/Rockville	Maryland/Rockville	Maryland/Rockville	Research Triangle/Research Triangle
442,000 RSF	90,000 RSF	47,395 RSF	88,038 RSF
100% Leased	47% Leased/Negotiating	100% Leased	100% Leased

New Class A development and redevelopment properties: current projects (continued)

The following tables set forth a summary of our new Class A development and redevelopment properties under construction and pre-leased/negotiating near-term projects as of March 31, 2023 (dollars in thousands):

Market Property/Submarket		Square Footage			Percentage			Occupancy(1)
	Dev/Redev	In Service	CIP	Total	Leased	Leased/Negotiating		Initial	Stabilized
Under construction
Greater Boston
325 Binney Street/Cambridge/Inner Suburbs	Dev	—	462,100	462,100	100%	100%		2023	2024
140 First Street/Cambridge/Inner Suburbs	Redev	4,367	403,892	408,259	100	100		2023	2023
99 Coolidge Avenue/Cambridge/Inner Suburbs	Dev	—	320,809	320,809	36	36		2024	2025
500 North Beacon Street and 4 Kingsbury Avenue/Cambridge/Inner Suburbs	Dev	—	248,018	248,018	85	85		2024	2025
201 Brookline Avenue/Fenway	Dev	447,247	62,869	510,116	97	98		3Q22	2023
15 Necco Street/Seaport Innovation District	Dev	—	345,995	345,995	97	97		2023	2024
40, 50, and 60 Sylvan Road/Route 128	Redev	—	515,273	515,273	—	—	(2)	2024	2026
840 Winter Street/Route 128	Redev	28,230	139,984	168,214	100	100		2024	2024
Other	Redev	—	453,869	453,869	—	—	(2)	2024	2025
San Francisco Bay Area
1450 Owens Street/Mission Bay	Dev	—	212,796	212,796	—	—	(2)	2024	2025
651 Gateway Boulevard/South San Francisco	Redev	—	300,010	300,010	7	22		2023	2025
230 Harriet Tubman Way/South San Francisco	Dev	—	285,346	285,346	100	100		2024	2024
751 Gateway Boulevard/South San Francisco	Dev	—	230,592	230,592	100	100		2023	2023
Seattle
1150 Eastlake Avenue East/Lake Union	Dev	—	311,631	311,631	89	99		2023	2024
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Bothell	Redev	282,494	178,129	460,623	82	82		1Q23	2024
Maryland
9820 Darnestown Road/Rockville	Dev	—	250,000	250,000	100	100		2024	2024
9810 Darnestown Road/Rockville	Dev	—	192,000	192,000	100	100		2024	2024
9808 Medical Center Drive/Rockville	Dev	—	90,000	90,000	29	47		2023	2024
9601 and 9603 Medical Center Drive/Rockville	Redev	48,516	47,395	95,911	100	100		4Q21	2023
20400 Century Boulevard/Gaithersburg	Redev	70,430	10,120	80,550	100	100		1Q22	2023
Research Triangle
6040 George Watts Hill Drive, Phase II/Research Triangle	Dev	—	88,038	88,038	100	100		2024	2024
Texas
8800 Technology Forest Place/Greater Houston	Redev	—	130,765	130,765	36	36		2023	2024
Canada
Canada	Redev	32,992	217,798	250,790	45	73		2023	2025
		914,276	5,497,429	6,411,705	67%	69%
(1)Initial occupancy dates are subject to leasing and/or market conditions. Multi-tenant projects may increase in occupancy over a period of time. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy.
(2)This project is focused on demand from our existing tenants in our adjacent properties/campuses and will also address demand from other non-Alexandria properties/campuses.

New Class A development and redevelopment properties: current projects (continued)

Market Property/Submarket		Square Footage			Percentage
	Dev/Redev	In Service	CIP	Total	Leased	Leased/Negotiating
Near-term projects expected to commence construction in the next four quarters
San Diego
11255 and 11355 North Torrey Pines Road/Torrey Pines	Dev	—	309,094	309,094	100%	100%
10931 and 10933 North Torrey Pines Road/Torrey Pines	Dev	—	299,158	299,158	100	100
4135 Campus Point Court/University Town Center	Dev	—	426,927	426,927	100	100
4155 Campus Point Court/University Town Center	Dev	—	171,102	171,102	100	100
		—	1,206,281	1,206,281	100	100
Total		914,276	6,703,710	7,617,986	72%	74%

New Class A development and redevelopment properties: current projects (continued)

	Our Ownership Interest							Unlevered Yields
Market Property/Submarket		In Service	CIP	Cost to Complete		Total at Completion		Initial Stabilized	Initial Stabilized (Cash Basis)

Under construction
Greater Boston
325 Binney Street/Cambridge/Inner Suburbs	100%	$—	$565,955	$325,045		$891,000		8.5%	7.2%
140 First Street/Cambridge/Inner Suburbs	100%	10,820	1,142,677	52,503		1,206,000		5.2%	4.2%
99 Coolidge Avenue/Cambridge/Inner Suburbs	75.0%	—	201,961	TBD
500 North Beacon Street and 4 Kingsbury Avenue/Cambridge/Inner Suburbs	100%	—	193,461	233,539		427,000		6.2%	5.5%
201 Brookline Avenue/Fenway	98.8%	646,271	78,062	50,667		775,000		7.2%	6.5%
15 Necco Street/Seaport Innovation District	90.0%	—	378,472	188,528		567,000		6.7%	5.5%
40, 50, and 60 Sylvan Road/Route 128	100%	—	352,182	TBD
840 Winter Street/Route 128	100%	13,644	109,835	84,521		208,000		7.5%	6.5%
Other	100%	—	132,179	TBD
San Francisco Bay Area
1450 Owens Street/Mission Bay	54.0%	—	147,041	TBD
651 Gateway Boulevard/South San Francisco	50.0%	—	214,801
230 Harriet Tubman Way/South San Francisco	45.8%	—	136,506	276,494		413,000		7.4%	6.2%
751 Gateway Boulevard/South San Francisco	51.0%	—	186,565	103,435		290,000		6.5%	6.3%
Seattle
1150 Eastlake Avenue East/Lake Union	100%	—	264,098	140,902		405,000		6.4%	6.2%
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Bothell	100%	73,148	89,512	66,340		229,000		6.3%	6.2%
Maryland
9820 Darnestown Road/Rockville	100%	—	50,538	126,462		177,000		6.3%	5.6%
9810 Darnestown Road/Rockville	100%	—	88,492	44,508		133,000		6.9%	6.2%
9808 Medical Center Drive/Rockville	100%	—	66,786	TBD
9601 and 9603 Medical Center Drive/Rockville	100%	31,411	18,760	3,829		54,000		8.4%	7.1%
20400 Century Boulevard/Gaithersburg	100%	28,413	4,118	2,469		35,000		8.5%	8.6%
Research Triangle
6040 George Watts Hill Drive, Phase II/Research Triangle	100%	—	36,543	27,457		64,000		8.0%	7.0%
Texas
8800 Technology Forest Place/Greater Houston	100%	—	82,815	TBD
Canada
Canada	100%	4,369	33,342	66,289		104,000		7.0%	7.0%

		$808,076	$4,574,701	$3,140,000	(1)	$8,530,000	(1)
(1) Amounts are rounded to the nearest $10 million and include preliminary estimated amounts for projects listed as TBD.

New Class A development and redevelopment properties: current projects (continued)

	Our Ownership Interest	At 100%
Market Property/Submarket		In Service	CIP		Cost to Complete		Total at Completion

Near-term projects expected to commence construction in the next four quarters
San Diego					TBD
11255 and 11355 North Torrey Pines Road/Torrey Pines	100%	$—	$130,805
10931 and 10933 North Torrey Pines Road/Torrey Pines	100%	—	97,503
4135 Campus Point Court/University Town Center	55.0%	—	63,072
4155 Campus Point Court/University Town Center	55.0%	—	54,898

		—	346,278		1,170,000	(1)	1,510,000	(1)
Total		$808,076	$4,920,979		$4,310,000	(1)	$10,040,000	(1)
Our share of investment(2)			$4,440,000	(1)	$3,620,000	(1)	$8,860,000	(1)

(1)Amounts are rounded to the nearest $10 million and include preliminary estimated amounts for projects listed as TBD.
(2)Represents our share of investment based on our ownership percentages at the completion of development or redevelopment projects.

New Class A development and redevelopment properties: summary of pipeline

The following table summarizes the key information for all our development and redevelopment projects in North America as of March 31, 2023 (dollars in thousands):

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment					Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Near Term	Intermediate Term	Future

Greater Boston
Mega Campus: Alexandria Center® at One Kendall Square/Cambridge/Inner Suburbs	100%	$565,955	462,100	—	—	—	—	462,100
325 Binney Street
Mega Campus: Alexandria Center® at Kendall Square/Cambridge/Inner Suburbs	100%	1,206,269	403,892	—	104,500	—	41,955	550,347
140 First Street and 100 Edwin H. Land Boulevard
99 Coolidge Avenue/Cambridge/Inner Suburbs	75.0%	201,961	320,809	—	—	—	—	320,809
Mega Campus: The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	204,445	248,018	—	—	—	342,603	590,621
311 Arsenal Street, 500 North Beacon Street, and 4 Kingsbury Avenue
Mega Campus: Alexandria Center® for Life Science – Fenway/Fenway	(2)	420,433	62,869	—	507,997	—	—	570,866
201 Brookline Avenue and 421 Park Drive
15 Necco Street/Seaport Innovation District	90.0%	378,472	345,995	—	—	—	—	345,995
Mega Campus: 40, 50, and 60 Sylvan Road, 35 Gatehouse Drive, and 840 Winter Street/Route 128	100%	519,669	655,257	—	28,230	—	515,000	1,198,487
Mega Campus: 480 Arsenal Way and 446, 458, 500, and 550 Arsenal Street/Cambridge/Inner Suburbs	100%	78,858	—	—	—	—	902,000	902,000
446, 458, 500, and 550 Arsenal Street
Mega Campus: Alexandria Technology Square®/Cambridge/ Inner Suburbs	100%	7,881	—	—	—	—	100,000	100,000
Mega Campus: 380 and 420 E Street/Seaport Innovation District	100%	127,011	—	—	—	—	1,000,000	1,000,000
99 A Street/Seaport Innovation District	100%	50,472	—	—	—	—	235,000	235,000
10 Necco Street/Seaport Innovation District	100%	99,649	—	—	—	—	175,000	175,000
Mega Campus: One Moderna Way/Route 128	100%	25,112	—	—	—	—	1,100,000	1,100,000
215 Presidential Way/Route 128	100%	6,808	—	—	—	—	112,000	112,000
Other value-creation projects	(3)	309,955	453,869	—	260,992	—	1,164,549	1,879,410
		$4,202,950	2,952,809	—	901,719	—	5,688,107	9,542,635

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
(2)We have a 98.8% interest in 201 Brookline Avenue aggregating 62,869 RSF, which is currently under construction, and a 100% interest in the near-term development project at 421 Park Drive aggregating 507,997 SF.
(3)Includes a property in which we own a partial interest through a real estate joint venture. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional details.

New Class A development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment						Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Near Term	Intermediate Term		Future
San Francisco Bay Area
Mega Campus: Alexandria Center® for Science and Technology – Mission Bay/Mission Bay	54.0%	$147,041	212,796	—	—	—		—	212,796
1450 Owens Street
Mega Campus: Alexandria Technology Center® – Gateway/ South San Francisco	(2)	426,036	530,602	—	—	—		291,000	821,602
651 and 751 Gateway Boulevard
Alexandria Center® for Life Science – Millbrae/South San Francisco	45.8%	285,392	285,346	—	198,188	150,213		—	633,747
230 Harriet Tubman Way, 201 and 231 Adrian Road, and 6 and 30 Rollins Road
Mega Campus: 211(3), 213(3), 249, 259, 269, and 279 East Grand Avenue/South San Francisco	100%	6,655	—	—	107,250	—		90,000	197,250
211 and 269 East Grand Avenue
Mega Campus: Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%	404,962	—	—	105,000	700,000		692,830	1,497,830
960 Industrial Road, 987 and 1075 Commercial Street, and 888 Bransten Road
901 California Avenue/Greater Stanford	100%	13,087	—	—	56,924	—		—	56,924
3825 and 3875 Fabian Way/Greater Stanford	100%	139,417	—	—	—	250,000		228,000	478,000
Mega Campus: 88 Bluxome Street/SoMa	100%	352,379	—	—	—	1,070,925		—	1,070,925
Mega Campus: 1122, 1150, and 1178 El Camino Real/South San Francisco	100%	361,206	—	—	—	—		1,930,000	1,930,000
Other value-creation projects	100%	—	—	—	—	—		25,000	25,000
		2,136,175	1,028,744	—	467,362	2,171,138		3,256,830	6,924,074
New York City
Mega Campus: Alexandria Center® for Life Science – New York City/New York City	100%	137,953	—	—	—	550,000	(4)	—	550,000
219 East 42nd Street/New York City	100%	—	—	—	—	579,947		—	579,947
		$137,953	—	—	—	1,129,947		—	1,129,947

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

New Class A development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment					Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Near Term	Intermediate Term	Future
San Diego
Mega Campus: One Alexandria Square and One Alexandria North/Torrey Pines	100%	$281,313	—	608,252	—	125,280	—	733,532
10931, 10933, 11255, and 11355 North Torrey Pines Road and 10975 and 10995 Torreyana Road
Mega Campus: Campus Point by Alexandria/University Town Center	55.0%	283,810	—	598,029	—	—	1,074,445	1,672,474
10010(2), 10140(2), and 10260 Campus Point Drive and 4110, 4135, 4155, 4161, and 4275(2) Campus Point Court
Mega Campus: SD Tech by Alexandria/Sorrento Mesa	50.0%	144,480	—	—	254,771	160,000	333,845	748,616
9805 Scranton Road and 10065 and 10075 Barnes Canyon Road
Mega Campus: Sequence District by Alexandria/Sorrento Mesa	100%	43,859	—	—	200,000	509,000	1,089,915	1,798,915
6260, 6290, 6310, 6340, 6350, and 6450 Sequence Drive
Scripps Science Park by Alexandria/Sorrento Mesa	100%	71,539	—	—	105,000	175,041	164,000	444,041
10048 and 10219 Meanley Drive, and 10277 Scripps Ranch Boulevard
Mega Campus: University District/University Town Center	100%	147,416	—	—	—	937,000	—	937,000
9363, 9373, and 9393 Towne Centre Drive, 8410-8750 Genesee Avenue, and 4282 Esplanade Court
Pacific Technology Park/Sorrento Mesa	50.0%	22,415	—	—	—	149,000	—	149,000
9444 Waples Street
Mega Campus: 5200 Illumina Way/University Town Center	51.0%	17,249	—	—	—	—	451,832	451,832
4025, 4031, 4045, and 4075 Sorrento Valley Boulevard/Sorrento Valley	100%	21,820	—	—	—	—	247,000	247,000
Other value-creation projects	100%	69,678	—	—	—	—	475,000	475,000
		$1,103,579	—	1,206,281	559,771	2,055,321	3,836,037	7,657,410

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
(2)We have a 100% ownership interest in this property.

New Class A development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment					Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Near Term	Intermediate Term	Future
Seattle
Mega Campus: The Eastlake Life Science Campus by Alexandria/Lake Union	100%	$264,098	311,631	—	—	—	—	311,631
1150 Eastlake Avenue East
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Bothell	100%	89,512	178,129	—	50,552	—	—	228,681
3301, 3555, and 3755 Monte Villa Parkway
Mega Campus: Alexandria Center® for Life Science – South Lake Union/Lake Union	(2)	397,795	—	—	1,095,586	—	188,400	1,283,986
601 and 701 Dexter Avenue North and 800 Mercer Street
830 and 1010 4th Avenue South/SoDo	100%	55,385	—	—	—	—	597,313	597,313
Mega Campus: Alexandria Center® for Advanced Technologies – Canyon Park/Bothell	100%	14,445	—	—	—	—	230,000	230,000
21660 20th Avenue Southeast
Other value-creation projects	100%	86,739	—	—	—	—	691,000	691,000
		907,974	489,760	—	1,146,138	—	1,706,713	3,342,611
Maryland
Mega Campus: Alexandria Center® for Life Science – Shady Grove/Rockville	100%	243,380	579,395	—	—	258,000	38,000	875,395
9603 and 9808 Medical Center Drive and 9810, 9820, and 9830 Darnestown Road
20400 Century Boulevard/Gaithersburg	100%	4,118	10,120	—	—	—	—	10,120
		$247,498	589,515	—	—	258,000	38,000	885,515

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

New Class A development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment						Total(1)
				Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
				Under Construction	Committed Near Term	Near Term		Intermediate Term	Future
Research Triangle
6040 George Watts Hill Drive, Phase II/Research Triangle	100%	$36,543		88,038	—	—		—	—	88,038
Mega Campus: Alexandria Center® for Advanced Technologies/Research Triangle	100%	88,407		—	—	180,000	(2)	—	990,000	1,170,000
4 and 12 Davis Drive
Mega Campus: Alexandria Center® for NextGen Medicines/ Research Triangle	100%	101,356		—	—	100,000		100,000	855,000	1,055,000
3029 East Cornwallis Road
Mega Campus: Alexandria Center® for Life Science – Durham/Research Triangle	100%	169,576		—	—	—		150,000	2,060,000	2,210,000
41 Moore Drive
120 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive/Research Triangle	100%	51,569		—	—	—		—	750,000	750,000
Other value-creation projects	100%	4,185		—	—	—		—	76,262	76,262
		451,636		88,038	—	280,000		250,000	4,731,262	5,349,300
Texas
8800 Technology Forest Place/Greater Houston	100%	100,300		130,765	—	—		—	116,287	247,052
1020 Red River Street/Austin	100%	9,304		—	—	—		—	177,072	177,072
Other value-creation projects	100%	129,215		—	—	—		—	1,694,000	1,694,000
		238,819		130,765	—	—		—	1,987,359	2,118,124

Canada	100%	33,342		217,798	—	—		—	371,743	589,541
Other value-creation projects	100%	43,494		—	—	—		—	350,000	350,000
Total pipeline as of March 31, 2023		$9,503,420	(3)	5,497,429	1,206,281	3,354,990		5,864,406	21,966,051	37,889,157

Refer to the definition of “Mega campus” in the “Definitions and reconciliations” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

(1)Total square footage includes 4,227,330 RSF of buildings currently in operation that will be redeveloped or replaced with new development RSF upon commencement of future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Represents a ground-up development of one multi-tenant building for which major construction has been temporarily paused as of March 31, 2023. Importantly, should market conditions improve, we maintain the optionality to address demand for this development project.
(3)Total book value includes $4.6 billion of projects currently under construction that are 69% leased/negotiating. We also expect to commence construction on four near-term projects aggregating $346.3 million, which are 100% leased, in the next four quarters after March 31, 2023.

Results of operations

Same properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as Same Properties. For additional information on the determination of our Same Properties portfolio, refer to the definition of “Same property comparisons” in the “Non-GAAP measures and definitions” section within this Item 2. The following table presents information regarding our Same Properties for the three months ended March 31, 2023:

Three Months Ended March 31, 2023
Percentage change in net operating income over comparable period from prior year	3.7%
Percentage change in net operating income (cash basis) over comparable period from prior year	9.0%
Operating margin	71%
Number of Same Properties	314
RSF	32,224,933
Occupancy – current-period average	94.3%
Occupancy – same-period prior-year average	94.9%

The following table reconciles the number of Same Properties to total properties for the three months ended March 31, 2023:

Development – under construction	Properties
201 Brookline Avenue	1
15 Necco Street	1
751 Gateway Boulevard	1
325 Binney Street	1
1150 Eastlake Avenue East	1
9810 and 9820 Darnestown Road	2
99 Coolidge Avenue	1
500 North Beacon Street and 4 Kingsbury Avenue	2
9808 Medical Center Drive	1
6040 George Watts Hill Drive	1
1450 Owens Street	1
230 Harriet Tubman Way	1
14
Development – placed into service after January 1, 2022	Properties
825 and 835 Industrial Road	2
9950 Medical Center Drive	1
3115 Merryfield Row	1
8 and 10 Davis Drive	2
5 and 9 Laboratory Drive	2
10055 Barnes Canyon Road	1
10102 Hoyt Park Drive	1
10
Redevelopment – under construction	Properties
840 Winter Street	1
20400 Century Boulevard	1
9601 and 9603 Medical Center Drive	2
140 First Street	1
40, 50, and 60 Sylvan Road	3
Alexandria Center® for Advanced Technologies – Monte Villa Parkway	6
651 Gateway Boulevard	1
8800 Technology Forest Place	1
Canada	4
Other	2
22

Redevelopment – placed into service after January 1, 2022	Properties
3160 Porter Drive	1
5505 Morehouse Drive	1
The Arsenal on the Charles	11
30-02 48th Avenue	1
2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive	3
17
Acquisitions after January 1, 2022	Properties
3301, 3303, 3305, and 3307 Hillview Avenue	4
1150 El Camino Real	1
8505 Costa Verde Boulevard and 4260 Nobel Drive	2
225 and 235 Presidential Way	2
104 TW Alexander Drive	4
One Hampshire Street	1
Intersection Campus	9
100 Edwin H. Land Boulevard	1
10010 and 10140 Campus Point Drive and 4275 Campus Point Court	3
446 and 458 Arsenal Street	2
35 Gatehouse Drive	1
1001 Trinity Street and 1020 Red River Street	2
Other	10
42
Unconsolidated real estate JVs	4
Properties held for sale	10
Total properties excluded from Same Properties	119
Same Properties	314
Total properties in North America as of March 31, 2023	433

Comparison of results for the three months ended March 31, 2023 to the three months ended March 31, 2022

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Income from rentals:
Same Properties	$413,673	$397,258	$16,415	4.1%
Non-Same Properties	104,629	72,279	32,350	44.8
Rental revenues	518,302	469,537	48,765	10.4

Same Properties	137,093	124,086	13,007	10.5
Non-Same Properties	32,554	18,931	13,623	72.0
Tenant recoveries	169,647	143,017	26,630	18.6

Income from rentals	687,949	612,554	75,395	12.3

Same Properties	177	225	(48)	(21.3)
Non-Same Properties	12,669	2,286	10,383	454.2
Other income	12,846	2,511	10,335	411.6

Same Properties	550,943	521,569	29,374	5.6
Non-Same Properties	149,852	93,496	56,356	60.3
Total revenues	700,795	615,065	85,730	13.9

Same Properties	161,805	146,453	15,352	10.5
Non-Same Properties	45,128	34,875	10,253	29.4
Rental operations	206,933	181,328	25,605	14.1

Same Properties	389,138	375,116	14,022	3.7
Non-Same Properties	104,724	58,621	46,103	78.6
Net operating income	$493,862	$433,737	$60,125	13.9%

Net operating income – Same Properties	$389,138	$375,116	$14,022	3.7%
Straight-line rent revenue	(20,132)	(32,912)	12,780	(38.8)
Amortization of acquired below-market leases	(8,032)	(10,959)	2,927	(26.7)
Net operating income – Same Properties (cash basis)	$360,974	$331,245	$29,729	9.0%

Income from rentals

Total income from rentals for the three months ended March 31, 2023 increased by $75.4 million, or 12.3%, to $687.9 million, compared to $612.6 million for the three months ended March 31, 2022, as a result of an increase in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the three months ended March 31, 2023 increased by $48.8 million, or 10.4%, to $518.3 million, compared to $469.5 million for the three months ended March 31, 2022. The increase was primarily due to an increase in rental revenues from our Non-Same Properties related to 3.6 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2022 and 42 operating properties aggregating 4.2 million RSF acquired subsequent to January 1, 2022.

Rental revenues from our Same Properties for the three months ended March 31, 2023 increased by $16.4 million, or 4.1%, to $413.7 million, compared to $397.3 million for the three months ended March 31, 2022. The increase was primarily due to rental rate increases on lease renewals and re-leasing of space since January 1, 2022.

Tenant recoveries

Tenant recoveries for the three months ended March 31, 2023 increased by $26.6 million, or 18.6%, to $169.6 million, compared to $143.0 million for the three months ended March 31, 2022. The increase was due to our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to January 1, 2022, as discussed above under “Rental revenues,” and also from our Same Properties related to tenant recoveries from higher operating expenses, as described below.

Same Properties’ tenant recoveries for the three months ended March 31, 2023 increased by $13.0 million, or 10.5%, primarily due to higher operating expenses during the three months ended March 31, 2023, as discussed under “Rental operations” below. As of March 31, 2023, 93% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended March 31, 2023 increased by $10.3 million, or 411.6%, to $12.8 million, compared to $2.5 million for the three months ended March 31, 2022. The increase in other income was primarily due to a $5.3 million leasing fee related to a joint venture in our Seattle market and an increase in interest income resulting from an increase in average interest rates earned by our money market accounts to over 4.0% during the three months ended March 31, 2023 from less than 0.1% during the three months ended March 31, 2022.

Rental operations

Total rental operating expenses for the three months ended March 31, 2023 increased by $25.6 million, or 14.1%, to $206.9 million, compared to $181.3 million for the three months ended March 31, 2022. The increase was partially due to incremental expenses related to our Non-Same Properties, which consist of development and redevelopment projects placed into service and acquired properties, as discussed above under “Rental revenues.”

Same Properties’ rental operating expenses increased by $15.4 million, or 10.5%, to $161.8 million during the three months ended March 31, 2023, compared to $146.5 million for the three months ended March 31, 2022. The increase was primarily the result of an increase in (i) utilities expenses aggregating $2.9 million, primarily due to higher rates and usage; (ii) repair and maintenance expenses aggregating $2.3 million, primarily due to an increase in usage of facilities at our properties; and (iii) higher contract services costs aggregating $2.1 million, primarily due to increases in security services.

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2023 increased by $7.3 million, or 17.7%, to $48.2 million, compared to $40.9 million for the three months ended March 31, 2022. The increase was primarily due to costs related to the continued growth in the depth and breadth of our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired, as discussed above under “Rental revenues.” As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended March 31, 2023 and 2022 were 9.9% and 10.0%, respectively.

Interest expense

Interest expense for the three months ended March 31, 2023 and 2022 consisted of the following (dollars in thousands):

	Three Months Ended March 31,
Component	2023	2022	Change
Gross interest	$100,824	$87,203	$13,621
Capitalized interest	(87,070)	(57,763)	(29,307)
Interest expense	$13,754	$29,440	$(15,686)

Average debt balance outstanding(1)	$10,791,039	$10,104,928	$686,111
Weighted-average annual interest rate(2)	3.7%	3.5%	0.2%
(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$1.0 billion unsecured senior notes payable due 2052	3.63%	February 2022	$4,449
$800 million unsecured senior notes payable due 2034 – green bond	3.07%	February 2022	2,973
$500 million unsecured senior notes payable due 2053	5.26%	February 2023	3,224
$500 million unsecured senior notes payable due 2035 – green bond	4.88%	February 2023	2,979
Rate increases on borrowings under commercial paper program and from unsecured senior line of credit			956
Other increase in interest			1,930
Total increases			16,511
Decreases in interest incurred due to:
Repayments of debt:
Secured notes payable	3.40%	April 2022	(1,634)
Lower average outstanding balances under commercial paper program and unsecured senior line of credit			(1,256)
Total decreases			(2,890)
Change in gross interest			13,621
Increase in capitalized interest			(29,307)
Total change in interest expense			$(15,686)
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the three months ended March 31, 2023 increased by $24.6 million, or 10.2%, to $265.3 million, compared to $240.7 million for the three months ended March 31, 2022. The increase was primarily due to additional depreciation from development and redevelopment projects placed into service and properties acquired, as discussed above under “Rental revenues.”

Investment loss

During the three months ended March 31, 2023, we recognized investment loss aggregating $45.1 million, which consisted of $65.9 million of unrealized losses and $20.7 million of realized gains. Unrealized losses of $65.9 million primarily consisted of decreases in fair values of our investments in publicly traded companies and investments in privately held entities that report NAV. Realized gains were primarily related to sales of investments and distributions received.

During the three months ended March 31, 2022, we recognized investment loss aggregating $240.3 million, which consisted of $263.4 million of unrealized losses and $23.1 million of realized gains. For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report.

Other comprehensive income

Total other comprehensive income for the three months ended March 31, 2023 decreased by $1.3 million to aggregate net unrealized gains of $276 thousand, compared to net unrealized gains of $1.6 million for the three months ended March 31, 2022.

Summary of capital expenditures

Our construction spending for the three months ended March 31, 2023 and projected spending for the remainder of the year ending December 31, 2023 consisted of the following (in thousands):

	Three Months Ended March 31, 2023	Projected Year Ending December 31, 2023

Construction spending(1)	$927,903	$3,471,000	(2)
Contributions from real estate joint venture partners:
Existing real estate joint ventures	(80,375)	(543,000)	(3)
Additional targeted real estate joint ventures in 2023	—	(203,000)
	(80,375)	(746,000)
Total construction spending	$847,528	$2,725,000
Guidance range		$2,575,000 – $2,875,000
(1)Includes our contributions into unconsolidated real estate joint ventures related to construction.
(2)Includes projected revenue-enhancing/repositioning capital expenditures and non-revenue-enhancing capital expenditures of $147 million and $60 million, respectively.
(3)Includes commitments from our new real estate joint venture partner related to the partial interest sale of 15 Necco Street completed in April 2023. Refer to Note 16 – “Subsequent events” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Projected capital contributions from partners in consolidated real estate joint ventures to fund construction

The following table summarizes projected capital contributions from partners in our consolidated joint ventures to fund construction through 2026 (in thousands):

Capital Contributions from Partners in Our Consolidated Real Estate Joint Ventures	Projected Contributions From Partners to Fund Construction(1)
	Nine Months Ending December 31, 2023	2024 Through 2026	Total
Existing real estate joint ventures as of December 31, 2022	$355,000	$923,000	$1,278,000
Real estate joint venture formed in April 2023(2)	108,000	11,000	119,000
	463,000	934,000	1,397,000
Additional targeted real estate joint ventures in 2023	203,000	—	203,000
Total	$666,000	$934,000	$1,600,000

(1)Amounts represent reductions to our consolidated construction spending. Excludes initial proceeds from sales of partial interests upon formation of these consolidated joint ventures.
(2)Represents projected capital contributions from our new real estate joint venture partner following the completion of our partial interest sale at 15 Necco Street. Refer to Note 16 – “Subsequent events” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Projected results

We present updated guidance for EPS attributable to Alexandria’s common stockholders – diluted, funds from operations per share attributable to Alexandria’s common stockholders – diluted, and funds from operations per share attributable to Alexandria’s common stockholders – diluted, as adjusted, based on our current view of existing market conditions and other assumptions for the year ending December 31, 2023 as set forth in the tables below. The tables below also provide a reconciliation of EPS attributable to Alexandria’s common stockholders – diluted, the most directly comparable financial measure presented in accordance with GAAP, to funds from operations per share, a non-GAAP measure, and other key assumptions included in our updated guidance for the year ending December 31, 2023. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. Refer to our discussion of “Forward-looking statements” within this Item 2.

Projected 2023 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted	As of 4/24/23	As of 1/30/23	Key Changes
Earnings per share(1)	$2.21 to $2.31	$3.41 to $3.61
Depreciation and amortization of real estate assets	5.55	5.50	5-cent increase
Impairment of real estate – rental properties	0.81	—	(2)
Allocation of unvested restricted stock awards	(0.04)	(0.05)
Funds from operations per share(3)	$8.53 to $8.63	$8.86 to $9.06
Unrealized losses on non-real estate investments	0.39	—
Allocation of unvested restricted stock awards	(0.01)	—
Funds from operations per share, as adjusted(2)	$8.91 to $9.01	$8.86 to $9.06	No change to midpoint; narrowed range by 10 cents
Midpoint	$8.96	$8.96

(1)Excludes unrealized gains or losses after March 31, 2023 that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.
(2)Refer to Note 16 – “Subsequent events” to our unaudited consolidated financial statement under Item 1 of this report for additional information.
(3)Refer to the definition of “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

Key Assumptions(1) (Dollars in millions)	As of 4/24/23		As of 1/30/23
	Low	High	Low	High	Key Changes
Occupancy percentage for operating properties in North America as of December 31, 2023	94.6%	95.6%	94.8%	95.8%	20 bps decline(2)
Lease renewals and re-leasing of space:
Rental rate increases	28.0%	33.0%	27.0%	32.0%	1.0% increase
Rental rate increases (cash basis)	12.0%	17.0%	11.0%	16.0%
Same property performance:
Net operating income increases	2.0%	4.0%	2.0%	4.0%	No change
Net operating income increases (cash basis)	4.0%	6.0%	4.0%	6.0%
Straight-line rent revenue	$130	$145	$130	$145
General and administrative expenses	$183	$193	$183	$193
Capitalization of interest	$342	$362	$342	$362
Interest expense	$74	$94	$74	$94

(1)Our assumptions presented in the table above are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under Part I; and “Item 1A. Risk factors” and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2022, as well as in “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q.
(2)The decline of 20 basis points in our 2023 guidance range for occupancy percentage in North America as of December 31, 2023 relates to a two-building value-creation project aggregating 201,499 RSF in our Greater Houston submarket to convert office space to office/laboratory space through redevelopment. One building aggregates 130,765 RSF and is 36% leased, with initial occupancy expected to commence in 2023. In connection with our strategic review of projected 2023 construction spending, we temporarily paused construction work on the second building, which aggregates 70,734 RSF, until further lease-up of the 130,765 RSF building. As of March 31, 2023, the vacant 70,734 RSF building was classified as an operating property.

Key Credit Metrics	As of 4/24/23	As of 1/30/23	Key Changes

Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2023 annualized	Less than or equal to 5.1x	Less than or equal to 5.1x	No change
Fixed-charge coverage ratio – fourth quarter of 2023 annualized	4.5x to 5.0x	4.5x to 5.0x

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling(1) Interest Share		Operating RSF at 100%
50 and 60 Binney Street/Greater Boston/Cambridge/Inner Suburbs	66.0%		532,395
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%		388,270
100 and 225 Binney Street and 300 Third Street/Greater Boston/Cambridge/Inner Suburbs	70.0%		870,106
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	25.0%		—	(2)
15 Necco Street/Greater Boston/Seaport Innovation District	10.0%	(3)	—	(2)
Other joint venture/Greater Boston	39.3%		—	(2)
Alexandria Center® for Science and Technology – Mission Bay/San Francisco Bay Area/ Mission Bay(4)	75.0%		1,005,879
1450 Owens Street/San Francisco Bay Area/Mission Bay	46.0%	(5)	—	(2)
601, 611, 651, 681, 685, and 701 Gateway Boulevard/San Francisco Bay Area/ South San Francisco	50.0%		789,567
751 Gateway Boulevard/San Francisco Bay Area/South San Francisco	49.0%		—	(2)
211(2) and 213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%		300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%		155,685
Alexandria Center® for Life Science – Millbrae/San Francisco Bay Area/South San Francisco	54.2%		—	(2)
3215 Merryfield Row/San Diego/Torrey Pines	70.0%		170,523
Campus Point by Alexandria/San Diego/University Town Center(6)	45.0%		1,337,916
5200 Illumina Way/San Diego/University Town Center	49.0%		792,687
9625 Towne Centre Drive/San Diego/University Town Center	49.9%		163,648
SD Tech by Alexandria/San Diego/Sorrento Mesa(7)	50.0%		876,869
Pacific Technology Park/San Diego/Sorrento Mesa	50.0%		544,352
Summers Ridge Science Park/San Diego/Sorrento Mesa(8)	70.0%		316,531
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street /Seattle/Lake Union	70.0%		321,218
400 Dexter Avenue North/Seattle/Lake Union	70.0%		290,754
800 Mercer Street/Seattle/Lake Union	40.0%		—	(2)

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(9)		Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%		586,208
1401/1413 Research Boulevard/Maryland/Rockville	65.0%	(10)	(11)
1450 Research Boulevard/Maryland/Rockville	73.2%	(10)	42,679
101 West Dickman Street/Maryland/Beltsville	57.9%	(10)	135,423

(1)In addition to the consolidated real estate joint ventures listed, various partners hold insignificant noncontrolling interests in two other real estate joint ventures in North America.
(2)Represents a property currently under construction or in our value-creation pipeline. Refer to the sections under “New Class A development and redevelopment properties” within this Item 2 for additional details.
(3)Refer to Note 16 – “Subsequent events” to our unaudited consolidated financial statements under Item 1 of this report for additional information.
(4)Includes 409 and 499 Illinois Street, 1500 and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(5)The noncontrolling interest share of our joint venture partner is anticipated to increase to 75% as our partner contributes the remaining cost to complete the project over time.
(6)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4135, 4155, 4161, 4224, and 4242 Campus Point Court.
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

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of March 31, 2023 (dollars in thousands):

	Maturity Date	Stated Rate		Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture					Aggregate Commitment	Debt Balance(2)
1401/1413 Research Boulevard	12/23/24	2.70%		3.31%	$28,500	$28,201	65.0%
1655 and 1725 Third Street	3/10/25	4.50%		4.57%	600,000	599,187	10.0%
101 West Dickman Street	11/10/26	SOFR+1.95%	(3)	6.61%	26,750	12,648	57.9%
1450 Research Boulevard	12/10/26	SOFR+1.95%	(3)	6.67%	13,000	5,245	73.2%
					$668,250	$645,281
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of March 31, 2023.
(3)This loan is subject to a fixed SOFR floor rate of 0.75%.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures as of and for the three months ended March 31, 2023 (in thousands):

	Three Months Ended March 31, 2023
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Total revenues	$101,968	$2,717
Rental operations	(29,688)	(782)
	72,280	1,935
General and administrative	(467)	(32)
Interest	(5)	(850)
Depreciation and amortization of real estate assets	(28,178)	(859)
Fixed returns allocated to redeemable noncontrolling interests(1)	201	—
	$43,831	$194
Straight-line rent and below-market lease revenue	$4,701	$286
Funds from operations(2)	$72,009	$1,053

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

	As of March 31, 2023
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$3,503,302	$116,645
Cash, cash equivalents, and restricted cash	130,582	5,001
Other assets	390,096	11,368
Secured notes payable	(18,249)	(89,419)
Other liabilities	(202,958)	(5,240)
Redeemable noncontrolling interests	(44,862)	—
	$3,757,911	$38,355

During the three months ended March 31, 2023 and 2022, our consolidated real estate joint ventures distributed an aggregate of $63.2 million and $30.5 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries. The tables below summarize components of our non-real estate investments and investment income. For additional information, refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report (dollars in thousands).

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Realized gains	$20,744	$80,435
Unrealized losses	(65,855)	(412,193)
Investment loss	$(45,111)	$(331,758)

	March 31, 2023					December 31, 2022
Investments	Cost		Unrealized Gains	Unrealized Losses	Carrying Amount	Carrying Amount
Publicly traded companies	$200,833		$63,308	$(110,800)	$153,341	$207,139
Entities that report NAV	469,863		299,235	(10,144)	758,954	759,752
Entities that do not report NAV:
Entities with observable price changes	101,703		96,728	(1,574)	196,857	193,784
Entities without observable price changes	401,350		—	—	401,350	388,940
Investments accounted for under the equity method of accounting	N/A		N/A	N/A	62,516	65,459
March 31, 2023	$1,173,749	(1)	$459,271	$(122,518)	$1,573,018	$1,615,074

December 31, 2022	$1,152,613		$506,404	$(109,402)	$1,615,074
(1)Represents 2.8% of gross assets as of March 31, 2023.

Public/Private Mix (Cost)	Tenant/Non-Tenant Mix (Cost)

Liquidity

Liquidity		Minimal Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit

$5.3B		(in millions)

$4,000
$4,000
$4,000
No outstanding balance
$375
<$200
SIGNIFICANT AVAILABILITY
MINIMAL OUTSTANDING
12/31/22
3/31/23
12/31/23 Goal
Remaining amounts available for borrowing under our unsecured senior line of credit
Outstanding balance under our unsecured senior line of credit and/or commercial paper program

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$3,625
Outstanding forward equity sales agreements(1)	103
Cash, cash equivalents, and restricted cash	1,298
Remaining construction loan commitments	121
Investments in publicly traded companies	153
Liquidity as of March 31, 2023	$5,300

(1)Represents expected net proceeds from the future settlement of 699 thousand shares of common stock under forward equity sales agreements after underwriter discounts.

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
•Maintain significant balance sheet liquidity;
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

The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; outstanding forward equity sales agreements; cash, cash equivalents, and restricted cash; availability under our secured construction loan; and investments in publicly traded companies as of March 31, 2023 (dollars in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance(1)	Remaining Commitments/Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	SOFR+0.835%	$4,000,000	$374,536	$3,625,000
Outstanding forward equity sales agreements(2)				102,547
Cash, cash equivalents, and restricted cash				1,298,384
Remaining construction loan commitments	SOFR+2.70%	$195,300	$72,996	121,156
Investments in publicly traded companies				153,341
Liquidity as of March 31, 2023				$5,300,428

(1)Represents outstanding principal, net of unamortized deferred financing costs, as of March 31, 2023.
(2)Represents expected net proceeds from the future settlement of 699 thousand shares of common stock under forward equity sales agreements after underwriter discounts.

Cash, cash equivalents, and restricted cash

As of March 31, 2023 and December 31, 2022, we had $1.3 billion and $858.0 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash provided by operating activities, proceeds from real estate asset sales, sales of partial interests, strategic real estate joint ventures, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured senior notes payable, borrowings under our secured construction loans, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net cash provided by operating activities	$305,570	$191,086	$114,484
Net cash used in investing activities	$(1,039,665)	$(2,488,798)	$1,449,133
Net cash provided by financing activities	$1,174,810	$2,752,570	$(1,577,760)

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the three months ended March 31, 2023 increased by $114.5 million to $305.6 million, compared to $191.1 million for the three months ended March 31, 2022. The increase was primarily attributable to the following since January 1, 2022: (i) cash flows generated from our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions, and (iii) increases in rental rates on lease renewals and re-leasing of space.

Investing activities

Cash used in investing activities for the three months ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022
Sources of cash from investing activities:
Sales of and distributions from non-real estate investments	$49,385	$44,842	$4,543
Change in escrow deposits	9,366	100,635	(91,269)
Return of capital from unconsolidated real estate joint ventures	—	471	(471)
	58,751	145,948	(87,197)
Uses of cash for investing activities:
Purchases of real estate	177,543	1,903,800	(1,726,257)
Additions to real estate	873,366	666,364	207,002
Investments in unconsolidated real estate joint ventures	106	335	(229)
Additions to non-real estate investments	47,401	64,247	(16,846)
	1,098,416	2,634,746	(1,536,330)

Net cash used in investing activities	$1,039,665	$2,488,798	$(1,449,133)

The decrease in net cash used in investing activities for the three months ended March 31, 2023 when compared to the three months ended March 31, 2022 was primarily due to a decreased use of cash for purchases of real estate, partially offset by increased use of cash for additions to real estate. Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Financing activities

Cash flows provided by financing activities for the three months ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Borrowings from secured notes payable	$14,428	$5,082	$9,346
Repayments of borrowings from secured notes payable	—	(906)	906
Proceeds from issuance of unsecured senior notes payable	996,205	1,793,318	(797,113)
Borrowings from unsecured senior line of credit	375,000	1,180,000	(805,000)
Repayments of borrowings from unsecured senior line of credit	(375,000)	(1,180,000)	805,000
Proceeds from issuances under commercial paper program	775,000	6,120,000	(5,345,000)
Repayments of borrowings under commercial paper program	(400,000)	(6,390,000)	5,990,000
Payments of loan fees	(9,989)	(17,596)	7,607
Changes related to debt	1,375,644	1,509,898	(134,254)

Contributions from and sales of noncontrolling interests	79,337	819,610	(740,273)
Distributions to and purchases of noncontrolling interests	(63,186)	(30,501)	(32,685)
Proceeds from issuance of common stock	—	646,316	(646,316)
Dividends on common stock	(209,131)	(183,847)	(25,284)
Taxes paid related to net settlement of equity awards	(7,854)	(8,906)	1,052
Net cash provided by financing activities	$1,174,810	$2,752,570	$(1,577,760)

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2023 will be satisfied by the multiple sources of capital shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations. Guidance for 2023 has been updated to reflect our current view of existing market conditions and assumptions for the year ending December 31, 2023. Key updates to our 2023 guidance include the following changes to the midpoints of our guidance ranges for our 2023 key sources and uses of capital:
•$325 million reduction in total uses of capital to $2.95 billion.
•$325 million reduction in sources of capital to $2.95 billion.
•$950 million in net incremental debt for 2023 ($1.0 billion of unsecured senior notes payable issued in February 2023).
•$375 million in net cash provided by operating activities after dividends.
•$1.625 billion in dispositions, sales of partial interests, and future settlement of forward equity sales agreements that were outstanding as of December 31, 2022.
•$965.4 million, or 59%, completed or subject to executed letters of intent or purchase and sale agreements, including $865.4 million from dispositions and sales of partial interests and approximately $100 million from forward equity sales agreements that were outstanding as of December 31, 2022.
•$659.6 million of targeted dispositions and sales of partial interests.
•$275 million of excess bond offering proceeds to reduce debt capital for 2024.

Key Sources and Uses of Capital (In millions)	Midpoint			2023 Guidance
	As of 1/30/23	Key Changes	As of 4/24/23	Range		Midpoint
Sources of capital:
Incremental debt	$700	$(50)	$650	$575	$725	$650
Excess 2022 bond capital held as cash at December 31, 2022	300	—	300	300	300	300	(1)
Net cash provided by operating activities after dividends	375	$—	375	350	400	375
Dispositions and sales of partial interests	1,900	(275)	1,525	1,425	1,625	1,525	(2)
Future settlement of forward equity sales agreements outstanding as of December 31, 2022			100	100	100	100	(3)
Total sources of capital before excess cash expected to be held at December 31, 2023	$3,275	$(325)	$2,950	$2,750	$3,150	$2,950
Cash expected to be held at December 31, 2023(4)	$—	$275	275	125	425	275
Total sources of capital				$2,875	$3,575	$3,225
Uses of capital:
Construction	$2,975	$(250)	$2,725	$2,575	$2,875	$2,725
Acquisitions	300	(75)	225	175	275	225	(5)
Total uses of capital	$3,275	$(325)	$2,950	$2,750	$3,150	$2,950
Incremental debt (included above):
Issuance of unsecured senior notes payable				$1,000	$1,000	$1,000	(6)
Unsecured senior line of credit, commercial paper, and other				(425)	(275)	(350)
Net incremental debt				$575	$725	$650
(1)Represents $300.0 million of excess 2022 bond capital proceeds held as cash at December 31, 2022 that was used to reduce our 2023 debt capital needs.
(2)As of the date of this report, we have completed dispositions and pending transactions subject to signed letters of intent or purchase and sale agreements aggregating $865.4 million.
(3)Represents outstanding forward equity sales agreements entered into during the three months ended December 31, 2022 to sell 699 thousand shares of common stock under our ATM program. Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements under Item 1 of this report for additional information.
(4)Represents estimated excess 2023 bond capital proceeds expected to be held as cash at December 31, 2023, which reduces our 2024 debt capital needs.
(5)As of March 31, 2023, we have completed acquisitions aggregating $171.9 million. Refer to “Acquisitions” within this Item 2 for additional information.
(6)Represents $1.0 billion of unsecured senior notes payable issued in February 2023. Refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

The key assumptions behind the sources and uses of capital in the table above include a favorable capital market environment, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under Part I; and “Item 1A. Risk factors” and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2022; as well as “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q. We expect to update our forecast for sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $350.0 million to $400.0 million of net cash flows from operating activities after payment of common stock dividends, and distributions to noncontrolling interests for the year ending December 31, 2023. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. For the year ending December 31, 2023, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be delivered, and contributions from Same Properties and recently acquired properties to contribute increases in income from rentals, net operating income, and cash flows. We anticipate contractual near-term growth in annual net operating income (cash basis) of $41 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to the “Cash flows” subsection of the “Liquidity” section within this Item 2 for a discussion of cash flows provided by operating activities for the three months ended March 31, 2023.

Debt

We expect to fund a portion of our capital needs for the remainder of 2023 from real estate dispositions, sales of partial interests, strategic real estate joint ventures, settlement of our outstanding forward equity sales agreements, cash on hand, issuances under our commercial paper program, borrowings under our unsecured senior line of credit, and borrowings under our secured construction loans.
Our unsecured senior line of credit has aggregate commitments of $4.0 billion and bears an interest rate of SOFR plus 0.835%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.14% based on the aggregate commitments outstanding. Based upon our ability to achieve certain annual sustainability targets, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.

During the three months ended March 31, 2023, we achieved certain annual sustainability targets, as described in our unsecured senior line of credit agreement, which reduced the borrowing rate by four basis points for a one-year period to SOFR plus 0.835%, from SOFR plus 0.875%, and reduced the facility fee by one basis point to 0.14% from 0.15%. As of March 31, 2023, we had no outstanding balance on our unsecured senior line of credit.

We established a commercial paper program that provides us with the ability to issue up to $2.0 billion of commercial paper notes with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance under our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit. The commercial paper notes sold during the three months ended March 31, 2023 were issued at a weighted-average yield to maturity of 5.08%. As of March 31, 2023, we had $374.5 million outstanding balance under our commercial paper program.

In February 2023, we opportunistically issued $1.0 billion of unsecured senior notes payable with a weighted-average interest rate of 4.95% and a weighted-average maturity of 21.2 years. The unsecured senior notes consisted of $500.0 million of 4.75% green unsecured senior notes due 2035 and $500.0 million of 5.15% unsecured senior notes due 2053.

The following table presents our average debt outstanding and weighted-average interest rate during the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
	Average Debt Outstanding	Weighted-Average Interest Rate
Long-term fixed-rate debt	$10,673,206	3.57%
Short-term variable-rate unsecured senior line of credit and commercial paper program debt	86,314	5.39
Blended average interest rate	10,759,520	3.58
Loan fee amortization and annual facility fee related to unsecured senior line of credit	N/A	0.11
Total/weighted average	$10,759,520	3.69%

Real estate dispositions, sales of partial interests, and issuances of common equity

We expect to continue to focus on the disciplined execution of select sales of operating assets. Future sales will provide an important source of capital to fund a portion of pending and recently completed opportunistic acquisitions and our highly leased value-creation development and redevelopment projects, and also provide significant capital for growth. We may also consider additional sales of partial interests in core Class A properties and/or development projects. For 2023, we expect real estate dispositions, sales of partial interests, and issuances of common equity ranging from $1.5 billion to $1.7 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.

As a REIT, we are generally subject to a 100% tax on the net income from real estate asset sales that the IRS characterizes as “prohibited transactions.” We do not expect our sales will be categorized as prohibited transactions. However, unless we meet certain “safe harbor” requirements, whether a real estate asset sale is a “prohibited transaction” will be based on the facts and circumstances of the sale. Our real estate asset sales may not always meet such “safe harbor” requirements. Refer to “Item 1A. Risk factors” of our annual report on Form 10-K for the year ended December 31, 2022 for additional information about the “prohibited transaction” tax.

Common equity transactions

During the three months ended March 31, 2023, we did not issue shares to settle our outstanding forward equity agreements. We expect to issue an aggregate of 699 thousand shares of common stock to settle all our outstanding forward equity sales agreements, and to receive net proceeds of $102.5 million. In addition, the remaining amount available under our ATM program for future sales of common stock aggregated $141.9 million as of March 31, 2023.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

Additionally, we, together with joint venture partners, hold interests in real estate joint ventures that we consolidate in our financial statements. These existing joint ventures provide significant equity capital to fund a portion of our future construction spend, and our joint venture partners may also contribute equity into these entities for financing-related activities. From April 1, 2023 to December 31, 2026, we expect to receive capital contributions of $1.4 billion from existing real estate joint venture partners to fund construction. During the year ending December 31, 2023, contributions from noncontrolling interests are expected to aggregate $746.0 million, of which approximately 73% represents expected funding from our existing joint venture partners and the remaining amount represents expected funding from partners in future real estate joint ventures.

Uses of capital

Summary of capital expenditures

One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our value-creation pipeline aggregating 5.5 million RSF of Class A properties undergoing construction, 9.7 million RSF of near-term and intermediate-term development and redevelopment projects, and 18.5 million SF of future development projects in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to “New Class A development and redevelopment properties: current projects” and “Summary of capital expenditures” subsections of the “Investments in real estate” section within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period in which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the three months ended March 31, 2023 and 2022 of $87.1 million and $57.8 million, respectively, was classified in investments in real estate in our consolidated balance sheets.

Property taxes, insurance on real estate, and indirect project costs, such as construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect costs related to development, redevelopment, pre-construction, and construction projects, aggregating $23.6 million and $20.4 million, and property taxes, insurance on real estate and indirect project costs aggregating $29.8 million and $21.8 million during the three months ended March 31, 2023 and 2022, respectively.

The increase in capitalized costs for the three months ended March 31, 2023, compared to the same period in 2022, was primarily due to an increase in our value-creation pipeline projects undergoing construction and pre-construction activities in 2023 over 2022. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct and indirect project costs related to the asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $11.1 million for the three months ended March 31, 2023.

We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the three months ended March 31, 2023, we capitalized total initial direct leasing costs of $28.7 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Acquisitions

Refer to the “Acquisitions” section in Note 3 – “Investments in real estate” and to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report, and the “Acquisitions” subsection of the “Investments in real estate” section within this Item 2 for information on our acquisitions.

Dividends

During the three months ended March 31, 2023 and 2022, we paid common stock dividends of $209.1 million and $183.8 million, respectively. The increase of $25.3 million in dividends paid on our common stock during the three months ended March 31, 2023, compared to the three months ended March 31, 2022, was primarily due to an increase in the number of common shares outstanding subsequent to January 1, 2022 as a result of issuances of common stock under our ATM program and settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $1.21 per common share paid during the three months ended March 31, 2023 from $1.15 per common share paid during the three months ended March 31, 2022.

Secured notes payable

Secured notes payable as of March 31, 2023 consisted of three notes secured by two properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 7.56%. As of March 31, 2023, the total book value of our investments in real estate securing debt was approximately $243.0 million. As of March 31, 2023, our secured notes payable, including unamortized discounts and deferred financing costs, comprised approximately $649 thousand and $73.0 million of fixed-rate debt and unhedged variable-rate debt, respectively.

Unsecured senior notes payable and unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of March 31, 2023 were as follows:

Covenant Ratios(1)	Requirement	March 31, 2023
Total Debt to Total Assets	Less than or equal to 60%	29%
Secured Debt to Total Assets	Less than or equal to 40%	0.2%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	20.8x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	334%

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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of March 31, 2023 were as follows:

Covenant Ratios(1)	Requirement	March 31, 2023
Leverage Ratio	Less than or equal to 60.0%	27.3%
Secured Debt Ratio	Less than or equal to 45.0%	0.1%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	4.31x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	24.51x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.

Estimated interest payments

Estimated interest payments on our fixed-rate debt are calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of March 31, 2023, 96.1% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements under Item 1 of this report.

Ground lease obligations

Operating lease agreements

Ground lease obligations as of March 31, 2023 included leases for 41 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $6.2 million as of March 31, 2023, our ground lease obligations have remaining lease terms ranging from approximately 31 to 99 years, including available extension options that we are reasonably certain to exercise.

As of March 31, 2023, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $865.3 million and $33.1 million, respectively. We are required to recognize a right-of-use asset and a related liability to account for our future obligations under operating lease arrangements in which we are the lessee. The operating lease liability is measured based on the present value of the remaining lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The right-of-use asset is equal to the corresponding operating lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. As of March 31, 2023, the present value of the remaining contractual payments aggregating $898.5 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $405.2 million, which was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets. As of March 31, 2023, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 42 years, and the weighted-average discount rate was 4.6%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $554.9 million. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to the “Lease accounting” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements under Item 1 in this report for additional information.

Commitments

As of March 31, 2023, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $2.9 billion. In addition, we may be required to incur construction costs associated with our future development projects aggregating 643,331 RSF in our Greater Boston market pursuant to an agreement whereby our counterparty may elect to execute future lease agreements on mutually agreeable terms.

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

We are committed to funding approximately $419.2 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV and expire at various dates over the next 12 years, with a weighted-average expiration of 8.5 years as of March 31, 2023.

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

Foreign currency translation gains and losses

The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the three months ended March 31, 2023 due to the changes in the foreign exchange rates for our real estate investments in Canada and Asia. We reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

(In thousands)	Total
Balance as of December 31, 2022	$(20,812)

Other comprehensive income before reclassifications	276
Net other comprehensive income	276

Balance as of March 31, 2023	$(20,536)

Inflation

As of March 31, 2023, approximately 93% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 95% of our leases (on an annual rental revenue basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of our variable-rate borrowings, including borrowings under our unsecured senior line of credit and commercial paper program, issuances of unsecured senior notes payable, and borrowings under our secured construction loans, and secured loans held by our unconsolidated real estate joint ventures.

In addition, refer to “Item 1A. Risk factors” within “Part II – Other information” in this quarterly report on Form 10-Q for a discussion about risks that inflation directly or indirectly may pose to our business.

Issuer and guarantor subsidiary summarized financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents, on a combined basis, balance sheet information as of March 31, 2023 and December 31, 2022, and results of operations and comprehensive income for the three months ended March 31, 2023 and year ended December 31, 2022 for the Issuer and the Guarantor Subsidiary. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the Guarantor Subsidiary generally based on legal entity ownership.

The following tables present combined summarized financial information as of March 31, 2023 and December 31, 2022, for the three months ended March 31, 2023, and for the year ended December 31, 2022 for the Issuer and Guarantor Subsidiary. Amounts provided do not represent our total consolidated amounts (in thousands):

(in thousands)	March 31, 2023	December 31, 2022
Assets:
Cash, cash equivalents, and restricted cash	$940,093	$465,707
Other assets	108,875	107,287
Total assets	$1,048,968	$572,994

Liabilities:
Unsecured senior notes payable	$11,089,124	$10,100,717
Unsecured senior line of credit and commercial paper	374,536	—
Other liabilities	424,481	466,369
Total liabilities	$11,888,141	$10,567,086

(in thousands)	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Total revenues	$12,296	$33,052
Total expenses	(62,452)	(277,647)
Net loss	(50,156)	(244,595)
Net income attributable to unvested restricted stock awards	(2,606)	(8,392)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(52,762)	$(252,987)

As of March 31, 2023, 421 of our 433 properties were held indirectly by the REIT’s wholly owned consolidated subsidiary, Alexandria Real Estate Equities, L.P.

Critical accounting estimates

Refer to our annual report on Form 10-K for the year ended December 31, 2022 for a discussion of our critical accounting estimates related to recognition of real estate acquired, impairment of long-lived assets, monitoring of tenant credit quality, and allowance for credit losses.

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

The following table reconciles net income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three months ended March 31, 2023 (in thousands):

	Three Months Ended March 31, 2023
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Net income	$43,831	$194
Depreciation and amortization of real estate assets	28,178	859
Funds from operations	$72,009	$1,053

The following tables present a reconciliation of net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three months ended March 31, 2023 and 2022. Per share amounts may not add due to rounding.

	Three Months Ended March 31,
(In thousands)	2023	2022
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$75,256	$(151,650)
Depreciation and amortization of real estate assets	262,124	237,160
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(28,178)	(23,681)
Our share of depreciation and amortization from unconsolidated real estate JVs	859	955
Allocation to unvested restricted stock awards	(1,359)	—
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(1)	308,702	62,784
Unrealized losses on non-real estate investments	65,855	263,433
Allocation to unvested restricted stock awards	(867)	(1,604)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$373,690	$324,613

(1)Calculated in accordance with standards established by the Nareit Board of Governors.

	Three Months Ended March 31,
(Per share)	2023	2022
Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$0.44	$(0.96)
Depreciation and amortization of real estate assets	1.38	1.36
Allocation to unvested restricted stock awards	(0.01)	—
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	1.81	0.40
Unrealized losses on non-real estate investments	0.39	1.67
Allocation to unvested restricted stock awards	(0.01)	(0.02)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$2.19	$2.05

Weighted-average shares of common stock outstanding for calculation of:
EPS – diluted	170,784	158,198
Funds from operations – diluted, per share	170,784	158,209
Funds from operations – diluted, as adjusted, per share	170,784	158,209

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

The following table reconciles net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and calculates the Adjusted EBITDA margin for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$121,693	$(117,392)
Interest expense	13,754	29,440
Income taxes	1,131	3,571
Depreciation and amortization	265,302	240,659
Stock compensation expense	16,486	14,028
Unrealized losses on non-real estate investments	65,855	263,433
Adjusted EBITDA	$484,221	$433,739

Total revenues	$700,795	$615,065

Adjusted EBITDA margin	69%	71%

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP, for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of March 31, 2023, approximately 93% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of operations.

Capitalization rates

Capitalization rates are calculated based on net operating income and net operating income (cash basis) annualized for the quarter preceding the date on which the property is sold, or near-term prospective net operating income.

Cash interest

Cash interest is equal to interest expense calculated in accordance with GAAP plus capitalized interest, less amortization of loan fees and debt premiums (discounts). Refer to the definition of “Fixed-charge coverage ratio” in this section within this Item 2 for a reconciliation of interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest.

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

Development, redevelopment, and pre-construction

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A properties, and property enhancements identified during the underwriting of certain acquired properties, located in collaborative life science, agtech, and advanced technology campuses in AAA innovation clusters. These projects are generally focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate increases in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

Development projects generally consist of the ground-up development of generic and reusable facilities. Redevelopment projects consist of the permanent change in use of office, warehouse, and shell space into office/laboratory, agtech, or tech space. We generally will not commence new development projects for aboveground construction of new Class A office/laboratory, agtech, and tech space without first securing significant pre-leasing for such space, except when there is solid market demand for high-quality Class A properties.

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

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges and computes the fixed-charge coverage ratio for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Adjusted EBITDA	$484,221	$433,739

Interest expense	$13,754	$29,440
Capitalized interest	87,070	57,763
Amortization of loan fees	(3,639)	(3,103)
Amortization of debt (discounts) premiums	(288)	424
Cash interest and fixed charges	$96,897	$84,524

Fixed-charge coverage ratio:
– period annualized	5.0x	5.1x
– trailing 12 months	5.0x	5.1x

Gross assets

Gross assets are calculated as total assets plus accumulated depreciation as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Total assets	$36,912,465	$35,523,399
Accumulated depreciation	4,561,854	4,354,063
Gross assets	$41,474,319	$39,877,462

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

Investment-grade or publicly traded large cap tenants

Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended March 31, 2023, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Investors Service and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decrease below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.

Investments in real estate – our value-creation pipeline of new Class A development and redevelopment projects as a percentage of gross assets

The following table presents our value-creation pipeline of new Class A development and redevelopment projects as a percentage of gross assets as of March 31, 2023:

Percentage of Gross Assets
Under construction projects 69% leased/negotiating	11%
Near-term projects expected to commence construction in the next four quarters 100% leased	1%
Income-producing/potential cash flows/covered land play(1)	8%
Land	3%

(1)Includes projects with existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses. These projects aggregated 1.1% of total annual rental revenue as of March 31, 2023 and are included in our industry mix chart as targeted for a future change in use. Refer to “High-quality and diverse client base in AAA locations” section within this Item 2 for additional information.

Investments in real estate – value-creation square footage currently in rental properties

The square footage presented in the table below includes RSF of buildings in operation as of March 31, 2023, primarily representing lease expirations or vacant space at recently acquired properties and projects that have an opportunity for first-time conversion from non-laboratory space to laboratory space that also have inherent future development or redevelopment opportunities and for which we have the intent to, subject to market conditions, demolish or redevelop upon expiration of the existing in-place leases and commencement of future construction:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2023	2024	Thereafter(1)	Total
Near-term projects:
100 Edwin H. Land Boulevard/Cambridge/Inner Suburbs	Redev	—	104,500	—	104,500
840 Winter Street/Route 128	Redev	10,265	17,965	—	28,230
269 East Grand Avenue/South San Francisco	Redev	—	107,250	—	107,250
3301 Monte Villa Parkway/Bothell	Redev	—	50,552	—	50,552
		10,265	280,267	—	290,532
Intermediate-term projects:
219 East 42nd Street/New York City	Dev	—	349,947	—	349,947
10975 and 10995 Torreyana Road/Torrey Pines	Dev	—	84,829	—	84,829
		—	434,776	—	434,776
Future projects:
311 Arsenal Street/Cambridge/Inner Suburbs	Redev	—	—	308,446	308,446
446, 458, 500, and 550 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	392,583	392,583
380 and 420 E Street/Seaport Innovation District	Dev	—	—	195,506	195,506
Other/Greater Boston	Redev	—	—	167,549	167,549
1122 and 1150 El Camino Real/South San Francisco	Dev	—	—	375,232	375,232
3875 Fabian Way/Greater Stanford	Dev	—	—	228,000	228,000
960 Industrial Road/Greater Stanford	Dev	—	—	110,000	110,000
Campus Point by Alexandria/University Town Center	Dev	—	495,192	—	495,192
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	688,034	688,034
4025 and 4045 Sorrento Valley Boulevard/Sorrento Valley	Dev	—	—	22,886	22,886
830 4th Avenue South/SoDo	Dev	—	—	42,380	42,380
Other/Seattle	Dev	—	—	102,437	102,437
1020 Red River Street/Austin	Redev	—	126,034	—	126,034
Canada	Redev	—	—	247,743	247,743
		—	621,226	2,880,796	3,502,022
		10,265	1,336,269	2,880,796	4,227,330
(1)Includes vacant square footage as of March 31, 2023.

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

Mega campus

Mega campuses are cluster campuses that consist of approximately 1 million RSF or more, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. The following table reconciles our operating RSF as of March 31, 2023:

Operating RSF
Mega campus	28,341,978
Non-mega campus	13,603,787
Total	41,945,765

Mega campus RSF as a percentage of total operating property RSF	68%

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

The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of March 31, 2023 and December 31, 2022 (dollars in thousands):

	March 31, 2023		December 31, 2022
Secured notes payable	$73,645		$59,045
Unsecured senior notes payable	11,089,124		10,100,717
Unsecured senior line of credit and commercial paper	374,536		—
Unamortized deferred financing costs	82,831		74,918
Cash and cash equivalents	(1,263,452)		(825,193)
Restricted cash	(34,932)		(32,782)
Preferred stock	—		—
Net debt and preferred stock	$10,321,752		$9,376,705

Adjusted EBITDA:
– quarter annualized	$1,936,884		$1,846,936
– trailing 12 months	$1,848,018		$1,797,536

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.3	x	5.1	x
– trailing 12 months	5.6	x	5.2	x

Net operating income, net operating income (cash basis), and operating margin

The following table reconciles net income (loss) to net operating income and net operating income (cash basis) and computes operating margin for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$121,693	$(117,392)

Equity in earnings of unconsolidated real estate joint ventures	(194)	(220)
General and administrative expenses	48,196	40,931
Interest expense	13,754	29,440
Depreciation and amortization	265,302	240,659
Investment loss	45,111	240,319
Net operating income	493,862	433,737
Straight-line rent revenue	(33,191)	(42,025)
Amortization of acquired below-market leases	(21,636)	(13,915)
Net operating income (cash basis)	$439,035	$377,797

Net operating income (cash basis) – annualized	$1,756,140	$1,511,188

Net operating income (from above)	$493,862	$433,737
Total revenues	$700,795	$615,065
Operating margin	70%	71%

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

Operating statistics

We present certain operating statistics related to our properties, including number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations as of the end of the period. We believe these measures are useful to investors because they facilitate an understanding of certain trends for our properties. We compute the number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations at 100% for all properties in which we have an investment, including properties owned by our consolidated and unconsolidated real estate joint ventures. For operating metrics based on annual rental revenue, refer to the definition of “Annual rental revenue” in this “Non-GAAP measures and definitions” section within this Item 2.

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

We classify rental revenues and tenant recoveries generated through the leasing of real estate assets within revenues in income from rentals in our consolidated statements of operations. We provide investors with a separate presentation of rental revenues and tenant recoveries in the “Comparison of results for the three months ended March 31, 2023 to the three months ended March 31, 2022” subsection of the “Results of operations” section within this Item 2 because we believe it promotes investors’ understanding of our operating results. We believe that the presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect to net income for any significant variability to components of our operating expenses.

The following table reconciles income from rentals to tenant recoveries for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Income from rentals	$687,949	$612,554
Rental revenues	(518,302)	(469,537)
Tenant recoveries	$169,647	$143,017

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Unencumbered net operating income	$492,860	$420,960
Encumbered net operating income	1,002	12,777
Total net operating income	$493,862	$433,737
Unencumbered net operating income as a percentage of total net operating income	100%	97%

Weighted-average shares of common stock outstanding – diluted

From time to time, we enter into capital market transactions, including forward equity sales agreements (“Forward Agreements”), to fund acquisitions, to fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. We are required to consider the potential dilutive effect of our Forward Agreements under the treasury stock method while the Forward Agreements are outstanding. As of March 31, 2023, we had Forward Agreements outstanding to sell an aggregate of 699 thousand shares of common stock. Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three months ended March 31, 2023 and 2022 are calculated as follows. Also shown are the weighted-average unvested shares associated with restricted stock awards used in calculating the amounts allocable to unvested stock award holders for each of the respective periods presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Basic shares for earnings per share	170,784	158,198
Forward Agreements	—	—
Diluted shares for earnings per share	170,784	158,198

Basic shares for funds from operations per share and funds from operations per share, as adjusted	170,784	158,198
Forward Agreements	—	11
Diluted shares for funds from operations per share and funds from operations per share, as adjusted	170,784	158,209

Weighted-average unvested restricted shares used in the allocations of net income, funds from operations, and funds from operations, as adjusted	2,277	1,826

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of March 31, 2023, we did not have any outstanding interest rate hedge agreements.

Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates, assuming a zero percent interest rate floor, on our fixed- and variable-rate debt as of March 31, 2023 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(261)
Rate decrease of 1%	$261

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(748,819)
Rate decrease of 1%	$855,008
These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of March 31, 2023. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because we hold equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in our consolidated balance sheets at fair value. Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV per share are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value of public investments, changes in NAV per share reported by privately held entities, and observable price changes of privately held entities that do not report NAV per share are classified as investment income in our consolidated statements of operations. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of March 31, 2023 (in thousands):

Equity price risk:
Fair value increase of 10%	$157,302
Fair value decrease of 10%	$(157,302)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the local currencies in each respective country. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of operations are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss). Gains or losses will be reflected in our consolidated statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following tables illustrate the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of March 31, 2023 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$100
Rate decrease of 10%	$(100)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$30,937
Rate decrease of 10%	$(30,937)
The sensitivity analyses assume a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the three months ended March 31, 2023 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2023, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in the other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2022. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2022, except for the following updates:

Operating factors

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
•Additions, departures, or other announcements regarding board of directors and/or our key management personnel;
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
•Disruptions in the banking sector or failures of financial institutions, that we may or may not have business relationships with;
•Global market factors adversely affecting the U.S. economic and political environment;
•The realization of any of the other risk factors included in our annual report on Form 10-K; and
•General market and economic conditions.

These factors may cause the market price of shares of our common stock to decline, regardless of our financial condition, results of operations, business, or prospects.

We are subject to risks and liabilities in connection with properties owned through partnerships, limited liability companies, and joint ventures.

Our organizational documents do not limit the amount of funds that we may invest in non–wholly owned partnerships, limited liability companies, or joint ventures. Partnership, limited liability company, or joint venture investments involve certain risks, including, but not limited to, the following:

•Upon bankruptcy of non–wholly owned partnerships, limited liability companies, or joint venture entities, we may become liable for the liabilities of the partnership, limited liability company, or joint venture;
•We may share certain approval rights over major decisions with third parties;
•Our partners may file for bankruptcy protection or otherwise fail to fund their share of required capital contributions;
•Our partners, co-members, or joint venture partners might have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to lease or re-lease the property, operate the property, or maintain our qualification as a REIT;
•Our partners, co-members, or joint venture partners may have banking or financial relationships with institutions that become insolvent or otherwise fail that could affect our access to capital;
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

The risks noted above could negatively impact us or require us to:

•Contribute additional capital if our partners fail to fund their share of any required capital contributions or are unable to access capital as a result of disruptions in the banking sector;
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

Our tenants and venture investments are primarily in the life science, agtech, and technology industries, and changes within these industries may adversely impact our revenues from lease payments, the value of our non-real estate investments, and our operating results.

In general, our business strategy is to invest primarily in properties used by tenants in the life science, agtech, and technology industries. Through our venture investment portfolio, we also hold investments in companies that, similar to our tenant base, are concentrated in the life science, agtech, and technology industries. Our business could be adversely affected if the life science, agtech, or technology industries are impacted by an economic, financial, or banking crisis, or if these industries migrate from the U.S. to other countries. Because of our industry focus, events within these industries may have a more pronounced effect on our results of operations and ability to make distributions to our stockholders than if we had more diversified tenants and investments. Also, some of our properties may be better suited for a particular life science, agtech, or technology industry tenant and could require significant modification before we are able to re-lease space to a tenant that does not operate in one of these industries. Generally, our properties may not be suitable for lease to traditional office tenants without significant expenditures on renovations.

Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for office/laboratory, agtech, and tech space at the time the leases are negotiated and the increases are proposed.

It is common for businesses in the life science, agtech, and technology industries to undergo mergers, acquisitions, or other consolidations. Mergers, acquisitions, or consolidations of life science, agtech, and technology entities in the future could reduce the RSF requirements of our tenants and prospective tenants, which may adversely impact the demand for office/laboratory, agtech, and tech space and our future revenue from lease payments and our results of operations.

It is also possible that our tenants or venture investments within these industries may be adversely affected by crises involving financial institutions with which they have business relationships. On March 10, 2023, Silicon Valley Bank (“SVB”), the 16th largest bank in the U.S. and headquartered in California, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. The closure represents the second-largest bank failure in the history of the U.S. as SVB became the largest bank to fail since the 2008 financial crisis. SVB was a provider of commercial and private banking products and services to industries including life science, technology, and healthcare. SVB is now a division of First Citizens Bank.

Additionally, on March 12, 2023, the New York State Department of Financial Services announced that it had closed New York-based Signature Bank and appointed the FDIC as a receiver. We have not identified any direct exposure to Signature Bank.

The Federal Reserve, FDIC, and the U.S. Department of the Treasury (the “Treasury”), jointly announced that all deposits at what was formerly SVB, both insured and uninsured, would be fully protected and subsequently also announced that all deposits at Signature Bank, both insured and uninsured, would be fully protected.

Although we do not have bank accounts, loans to or from, or investments in any venture funds led by SVB, Signature Bank, or any other recently failed financial institution, some of our tenants and venture investments may have banking or other business relationships with these entities. Despite protections implemented by the Federal Reserve, the FDIC, and the Treasury, if our tenants or venture investments are unable to access cash or other capital from these institutions, their liquidity, ability to meet operating expense obligations, and financial performance may be adversely affected. Accordingly, such tenants may be unable to pay us rent, or our venture investments may decline in value, which may negatively impact our financial results.

In addition, some of our operating leases require tenants to provide security deposits to cover certain lease obligations. If a tenant fulfills its lease obligations through the term of its lease, the security deposit will be returned to the tenant. A portion of these security deposits take the form of letters of credit, some of which were issued by SVB and/or its affiliates. While First Citizens Bank has indicated it will continue to uphold letters of credit issued by the former SVB, we are working with such tenants to replace such letters of credit with other acceptable security deposits as required under their respective lease agreements. However, there is no guarantee that we will be able to replace letters of credit successfully or in a timely manner should similar banking crises occur in the future, which may subject us to additional risk if our tenants are unable to fulfill their lease obligations.

Some of our current or future tenants may also include technology companies in their startup or growth phases of their life cycle. Fluctuations in market confidence in these companies or adverse changes in economic, financial, or banking conditions, such as the failure of financial institutions, including the events discussed above, may have a disproportionate effect on the operations of such companies. Deterioration of our tenants’ financial condition may result in our inability to collect lease payments from them and therefore may negatively impact our operating results.

We hold a portion of our cash and cash equivalents in deposit accounts that could be adversely affected if the financial institutions holding such deposits fail.

We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed the FDIC insurance coverage of $250,000, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We do not have any bank accounts, loans to or from, or any other amounts due to or from SVB (now a division of First Citizens Bank), Signature Bank, or any other recently failed financial institution, nor have we experienced any losses to date on our cash and cash equivalents held in bank accounts. However, there is no assurance that financial institutions in which we hold our cash and cash equivalents will not fail, in which case we may be subject to a risk of loss or delay in accessing all or a portion of our funds exceeding the FDIC insurance coverage, which could adversely impact our short-term liquidity, ability to operate our business, and financial performance.

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
		Form 8-K	March 3, 2017
4.2*	Supplemental Indenture No. 18, dated as of February 16, 2023, by and among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 16, 2023
4.3*	Form of 4.750% Senior Notes due 2035 (included in Exhibit 4.2 above)	Form 8-K	February 16, 2023
4.4*	Supplemental Indenture No. 19, dated as of February 16, 2023, by and among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 16, 2023
4.5*	Form of 5.150% Senior Notes due 2053 (included in Exhibit 4.4 above)	Form 8-K	February 16, 2023
22.1	List of Guarantor Subsidiaries of the Company	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101.1	The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022 (unaudited), (ii) Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the three months ended March 31, 2023 and 2022 (unaudited), (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)	N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 24, 2023.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Executive Chairman (Principal Executive Officer)

/s/ Peter M. Moglia
Peter M. Moglia Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga President and Chief Financial Officer (Principal Financial Officer)