Form 10-Q
period 2023-06-30
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2023-07-24
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of July 14, 2023, 173,028,216 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments in real estate	$31,178,054	$29,945,440
Investments in unconsolidated real estate joint ventures	37,801	38,435
Cash and cash equivalents	924,370	825,193
Restricted cash	35,920	32,782
Tenant receivables	6,951	7,614
Deferred rent	984,366	942,646
Deferred leasing costs	520,610	516,275
Investments	1,495,994	1,615,074
Other assets	1,475,191	1,599,940
Total assets	$36,659,257	$35,523,399

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$91,939	$59,045
Unsecured senior notes payable	11,091,424	10,100,717
Unsecured senior line of credit and commercial paper	—	—
Accounts payable, accrued expenses, and other liabilities	2,494,087	2,471,259
Dividends payable	214,555	209,131
Total liabilities	13,892,005	12,840,152

Commitments and contingencies

Redeemable noncontrolling interests	52,628	9,612

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,709	1,707
Additional paid-in capital	18,812,318	18,991,492
Accumulated other comprehensive loss	(16,589)	(20,812)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	18,797,438	18,972,387
Noncontrolling interests	3,917,186	3,701,248
Total equity	22,714,624	22,673,635
Total liabilities, noncontrolling interests, and equity	$36,659,257	$35,523,399

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Income from rentals	$704,339	$640,959	$1,392,288	$1,253,513
Other income	9,561	2,805	22,407	5,316
Total revenues	713,900	643,764	1,414,695	1,258,829

Expenses:
Rental operations	211,834	196,284	418,767	377,612
General and administrative	45,882	43,397	94,078	84,328
Interest	17,072	24,257	30,826	53,697
Depreciation and amortization	273,555	242,078	538,857	482,737
Impairment of real estate	168,575	—	168,575	—
Loss on early extinguishment of debt	—	3,317	—	3,317
Total expenses	716,918	509,333	1,251,103	1,001,691

Equity in earnings of unconsolidated real estate joint ventures	181	213	375	433
Investment loss	(78,268)	(39,481)	(123,379)	(279,800)
Gain on sales of real estate	214,810	214,219	214,810	214,219
Net income	133,705	309,382	255,398	191,990
Net income attributable to noncontrolling interests	(43,768)	(37,168)	(87,599)	(69,345)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	89,937	272,214	167,799	122,645
Net income attributable to unvested restricted stock awards	(2,677)	(2,934)	(5,283)	(4,134)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$87,260	$269,280	$162,516	$118,511

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.51	$1.67	$0.95	$0.74
Diluted	$0.51	$1.67	$0.95	$0.74

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$133,705	$309,382	$255,398	$191,990
Other comprehensive income (loss)
Unrealized gains (losses) on foreign currency translation:
Unrealized foreign currency translation gains (losses) arising during the period	3,947	(6,124)	4,223	(4,557)
Unrealized gains (losses) on foreign currency translation, net	3,947	(6,124)	4,223	(4,557)

Total other comprehensive income (loss)	3,947	(6,124)	4,223	(4,557)
Comprehensive income	137,652	303,258	259,621	187,433
Less: comprehensive income attributable to noncontrolling interests	(43,768)	(37,168)	(87,599)	(69,345)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$93,884	$266,090	$172,022	$118,088

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of March 31, 2023	170,859,704	$1,709	$18,902,821	$—	$(20,536)	$3,757,911	$22,641,905	$44,862
Net income	—	—	—	89,937	—	43,567	133,504	201
Total other comprehensive income	—	—	—	—	3,947	—	3,947	—
Contributions from and sales of noncontrolling interests	—	—	4,946	—	—	194,704	199,650	—
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(71,230)	(71,230)	(201)
Transfer of noncontrolling interests	—	—	—	—	—	(7,766)	(7,766)	7,766
Issuance pursuant to stock plan	14,343	—	29,670	—	—	—	29,670	—
Taxes related to net settlement of equity awards	(4,269)	—	(501)	—	—	—	(501)	—
Dividends declared on common stock ($1.24 per share)	—	—	—	(214,555)	—	—	(214,555)	—
Reclassification of distributions in excess of earnings	—	—	(124,618)	124,618	—	—	—	—
Balance as of June 30, 2023	170,869,778	$1,709	$18,812,318	$—	$(16,589)	$3,917,186	$22,714,624	$52,628

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

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2022	170,748,395	$1,707	$18,991,492	$—	$(20,812)	$3,701,248	$22,673,635	$9,612
Net income	—	—	—	167,799	—	87,197	254,996	402
Total other comprehensive income	—	—	—	—	4,223	—	4,223	—
Contributions from and sales of noncontrolling interests	—	—	23,945	—	—	270,722	294,667	35,250
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(134,215)	(134,215)	(402)
Transfer of noncontrolling interests	—	—	—	—	—	(7,766)	(7,766)	7,766
Issuance pursuant to stock plan	208,929	2	65,452	—	—	—	65,454	—
Taxes related to net settlement of equity awards	(87,546)	—	(12,469)	—	—	—	(12,469)	—
Dividends declared on common stock ($2.45 per share)	—	—	—	(423,901)	—	—	(423,901)	—
Reclassification of distributions in excess of earnings	—	—	(256,102)	256,102	—	—	—	—
Balance as of June 30, 2023	170,869,778	$1,709	$18,812,318	$—	$(16,589)	$3,917,186	$22,714,624	$52,628

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2021	158,043,880	$1,580	$16,195,256	$—	$(7,294)	$2,834,096	$19,023,638	$9,612
Net income	—	—	—	122,645	—	68,943	191,588	402
Total other comprehensive loss	—	—	—	—	(4,557)	—	(4,557)	—
Contributions from and sales of noncontrolling interests	—	—	526,635	—	—	501,972	1,028,607	—
Distributions to and redemption of noncontrolling interests	—	—	(111)	—	—	(91,822)	(91,933)	(402)
Issuance of common stock	3,220,000	32	646,284	—	—	—	646,316	—
Issuance pursuant to stock plan	293,187	3	57,597	—	—	—	57,600	—
Taxes related to net settlement of equity awards	(101,021)	—	(18,464)	—	—	—	(18,464)	—
Dividends declared on common stock ($2.33 per share)	—	—	—	(380,271)	—	—	(380,271)	—
Reclassification of distributions in excess of earnings	—	—	(257,626)	257,626	—	—	—	—
Balance as of June 30, 2022	161,456,046	$1,615	$17,149,571	$—	$(11,851)	$3,313,189	$20,452,524	$9,612

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net income	$255,398	$191,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	538,857	482,737
Impairment of real estate	168,575	—
Gain on sales of real estate	(214,810)	(214,219)
Loss on early extinguishment of debt	—	3,317
Equity in earnings of unconsolidated real estate joint ventures	(375)	(433)
Distributions of earnings from unconsolidated real estate joint ventures	1,649	2,289
Amortization of loan fees	7,368	6,339
Amortization of debt discounts (premiums)	592	(157)
Amortization of acquired above- and below-market leases	(46,425)	(30,675)
Deferred rent	(62,526)	(69,387)
Stock compensation expense	31,978	28,368
Investment loss	123,379	279,800
Changes in operating assets and liabilities:
Tenant receivables	1,152	306
Deferred leasing costs	(56,367)	(115,601)
Other assets	4,735	(6,893)
Accounts payable, accrued expenses, and other liabilities	30,863	(27,661)
Net cash provided by operating activities	784,043	530,120

Investing Activities:
Proceeds from sales of real estate	592,630	375,379
Additions to real estate	(1,812,241)	(1,377,589)
Purchases of real estate	(233,317)	(2,182,699)
Change in escrow deposits	13,663	138,440
Investments in unconsolidated real estate joint ventures	(332)	(336)
Return of capital from unconsolidated real estate joint ventures	—	471
Additions to non-real estate investments	(103,839)	(140,093)
Sales of and distributions from non-real estate investments	109,335	90,228
Net cash used in investing activities	$(1,434,101)	$(3,096,199)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2023	2022
Financing Activities:
Borrowings from secured notes payable	$32,550	$15,973
Repayments of borrowings from secured notes payable	—	(906)
Payment for the defeasance of secured note payable	—	(198,304)
Proceeds from issuance of unsecured senior notes payable	996,205	1,793,318
Borrowings from unsecured senior line of credit	375,000	1,180,000
Repayments of borrowings from unsecured senior line of credit	(375,000)	(1,180,000)
Proceeds from issuances under commercial paper program	1,705,000	7,410,000
Repayments of borrowings under commercial paper program	(1,705,000)	(7,530,000)
Payments of loan fees	(10,113)	(17,596)
Taxes paid related to net settlement of equity awards	(12,521)	(15,264)
Proceeds from issuance of common stock	—	646,316
Dividends on common stock	(418,477)	(371,547)
Contributions from and sales of noncontrolling interests	299,531	1,029,134
Distributions to and purchases of noncontrolling interests	(134,617)	(92,224)
Net cash provided by financing activities	752,558	2,668,900

Effect of foreign exchange rate changes on cash and cash equivalents	(185)	(386)

Net increase in cash, cash equivalents, and restricted cash	102,315	102,435
Cash, cash equivalents, and restricted cash as of the beginning of period	857,975	415,227
Cash, cash equivalents, and restricted cash as of the end of period	$960,290	$517,662

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$4,030	$25,915
Accrued construction for current-period additions to real estate	$495,807	$517,909
Contribution of assets from real estate joint venture partner	$33,250	$—
Issuance of noncontrolling interest to joint venture partner	$(33,250)	$—
Right-of-use asset	$—	$17,978
Lease liability	$—	$(17,978)

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Alexandria Real Estate Equities, Inc. (NYSE:ARE), an S&P 500® life science REIT, is the pioneer of the life science real estate niche since its founding in 1994. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative life science, agtech, and advanced technology campuses in AAA innovation cluster locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. With approximately 825 tenants, Alexandria has a total market capitalization of $30.6 billion and an asset base in North America of 74.9 million SF as of June 30, 2023. As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

We have prepared the accompanying interim consolidated financial statements in accordance with GAAP and in conformity with the rules and regulations of the SEC. In our opinion, these interim consolidated financial statements presented herein reflect all adjustments, of a normal recurring nature, that are necessary to fairly present the interim consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2022. Any references to our total market capitalization, number or quality of buildings or tenants, quality of location, square footage, number of leases, or occupancy percentage, and any amounts derived from these values in these notes to consolidated financial statements are outside the scope of our independent registered public accounting firm’s review.

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

International operations

In addition to operating properties in the U.S., we have 11 properties in Canada. The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. The local currency of a foreign subsidiary serves as its functional currency. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Revenue and expense accounts of our foreign subsidiaries are translated using the weighted-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss).

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

Revenues

The table below provides details of our consolidated total revenues for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$695,019	$629,359	$1,372,441	$1,232,872
Direct financing and sales-type leases(1)	650	787	1,298	1,807
Revenues subject to the lease accounting standard	695,669	630,146	1,373,739	1,234,679
Revenues subject to the revenue recognition accounting standard	8,670	10,813	18,549	18,834
Income from rentals	704,339	640,959	1,392,288	1,253,513
Other income	9,561	2,805	22,407	5,316
Total revenues	$713,900	$643,764	$1,414,695	$1,258,829
(1)We completed the sale of our real estate assets subject to sales-type leases in May 2022 and have had no sales-type leases since then.

During the three and six months ended June 30, 2023, revenues that were subject to the lease accounting standard aggregated $695.7 million and $1.4 billion, respectively, and represented 97.4% and 97.1%, respectively, of our total revenues. During the three and six months ended June 30, 2023, our total revenues also included $18.2 million, or 2.6%, and $41.0 million, or 2.9%, respectively, subject to other accounting guidance. Our other income consisted primarily of management fees and interest income earned during the three and six months ended June 30, 2023. For a detailed discussion related to our revenue streams, refer to the “Lease accounting” subsection and the “Recognition of revenue arising from contracts with customers” section within this Note 2 to our unaudited consolidated financial statements.

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

For each lease for which we determine that collectibility of future lease payments is not probable, we cease the recognition of income from rentals on a straight-line basis and limit the recognition of income to the payments collected from the lessee. We do not resume straight-line recognition of income from rentals for these leases until we determine that the collectibility of future payments related to these leases is probable.

We also record a general allowance related to the deferred rent balances that at the portfolio level (not the individual level) are not expected to be collected in full through the lease term. During the six months ended June 30, 2023, we recorded adjustments aggregating $1.0 million to the general allowance balance. As of June 30, 2023, our general allowance balance aggregated $21.4 million.

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

Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the three and six months ended June 30, 2023 included $8.7 million and $18.5 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, as discussed in the “Lessor accounting” subsection of the “Lease accounting” section within this Note 2, due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.

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

Forward equity sales agreements

We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. As of June 30, 2023, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

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

3.    INVESTMENTS IN REAL ESTATE
Our consolidated investments in real estate, including real estate assets classified as held for sale as described in Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements, consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Rental properties:
Land (related to rental properties)	$4,568,668	$4,284,731
Buildings and building improvements	19,056,860	18,605,627
Other improvements	2,974,944	2,677,763
Rental properties	26,600,472	25,568,121
Development and redevelopment projects	9,220,247	8,715,335
Gross investments in real estate – North America	35,820,719	34,283,456
Less: accumulated depreciation – North America	(4,642,665)	(4,349,780)
Net investments in real estate – North America	31,178,054	29,933,676
Net investments in real estate – Asia	—	11,764
Investments in real estate	$31,178,054	$29,945,440

Acquisitions

Our real estate asset acquisitions during the six months ended June 30, 2023 consisted of the following (dollars in thousands):

		Square Footage
Market	Number of Properties	Future Development	Active Development/Redevelopment	Operating With Future Development/Redevelopment	Purchase Price(1)
Canada	1	—	—	247,743	$100,837
Other	2	715,000	110,717	10,000	71,103
Three months ended March 31, 2023	3	715,000	110,717	257,743	171,940

Other	—	374,349	—	—	54,000
Three months ended June 30, 2023	—	374,349	—	—	54,000

Six months ended June 30, 2023	3	1,089,349	110,717	257,743	$225,940	(1)

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

During the six months ended June 30, 2023, we acquired three properties for an aggregate purchase price of $225.9 million. In connection with our acquisitions, we recorded in-place lease assets aggregating $11.3 million and below-market lease liabilities in which we are the lessor aggregating $5.9 million. As of June 30, 2023, the total and weighted-average amortization period remaining on our in-place leases and below-market leases acquired during the six months ended June 30, 2023 was 2.5 years.

3.    INVESTMENTS IN REAL ESTATE (continued)
Sales of real estate assets and impairment charges

Our completed dispositions of and sales of partial interests in real estate assets during the six months ended June 30, 2023 consisted of the following (dollars in thousands):

							Gain on Sale of Real Estate	Consideration Above/(Below) Book Value(1)
Property	Submarket/Market	Date of Sale	Interest Sold	RSF	Sales Price
225, 231, 266, and 275 Second Avenue and 780 and 790 Memorial Drive	Route 128 and Cambridge/Inner Suburbs/Greater Boston	6/13/23	100%	428,663	$365,226		$187,225	N/A
11119 North Torrey Pines Road	Torrey Pines/San Diego	5/4/23	100%	72,506	86,000		27,585	N/A
					451,226		214,810	N/A

275 Grove Street	Route 128/Greater Boston	6/27/23	100%	509,702	109,349		(2)	N/A
Other					42,092		—	N/A

Partial interest sales(3):
9625 Towne Centre Drive	University Town Center/ San Diego	6/21/23	20.1%	163,648	32,261		N/A	$15,553
15 Necco Street	Seaport Innovation District/Greater Boston	4/11/23	18%	345,995	66,108		N/A	(7,761)
					$701,036	(4)	$214,810	$7,792

(1)Relates to sales of partial interests in real estate assets over which we retained control and therefore continue to consolidate. We recognized the difference between the consideration received and the book value of partial interests sold in additional paid-in capital, with no gain or loss recognized in earnings.
(2)Refer to the “Impairment charges” section below for information related to impairment charges recognized in connection with this transaction.
(3)Refer to the “Sales of partial interests” section in Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements for additional information.
(4)Represents the aggregate contractual sales price of our sales, which differs from proceeds from sales of real estate and contributions from and sales of noncontrolling interests in our consolidated statements of cash flows under “Investing activities” and “Financing activities,” respectively, primarily due to the timing of payment, closing costs, and other sales adjustments such as prorations of rents and expenses.

Impairment charges

During the six months ended June 30, 2023, we recognized impairment charges aggregating $168.6 million primarily consisting of the following:

In January 2020, we acquired a three-building office campus aggregating 509,702 RSF at 275 Grove Street in our Route 128 submarket. At the time of our acquisition, the campus was fully occupied with a weighted-average remaining lease term of 6.1 years. We had intended to convert the campus into laboratory space through redevelopment upon the expiration of the acquired in-place leases.

Since our acquisition, the macroeconomic environment and demand for office space have deteriorated considerably. In April 2023, upon meeting the criteria for classification as held for sale, we recognized a real estate impairment charge aggregating $138.9 million to reduce our investment in this campus to its estimated fair value less costs to sell. In June 2023, we recognized an additional impairment adjustment of $6.5 million to reduce the carrying amount of this asset to its updated fair value less costs to sell. These impairment charges aggregating $145.4 million were classified in impairment of real estate in our consolidated statements of operations. We completed the sale in June 2023 with no gain or loss recognized in earnings.

Additionally, during the three months ended June 30, 2023, we recognized a real estate impairment charge aggregating $17.1 million to fully write down the carrying amount of our one remaining property in Asia.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES
From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of June 30, 2023, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest(1)
Consolidated real estate joint ventures(2):
50 and 60 Binney Street	Greater Boston	Cambridge/Inner Suburbs	34.0%
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
100 and 225 Binney Street and 300 Third Street	Greater Boston	Cambridge/Inner Suburbs	30.0%
99 Coolidge Avenue	Greater Boston	Cambridge/Inner Suburbs	75.0%
15 Necco Street	Greater Boston	Seaport Innovation District	67.3%	(3)
Other joint venture	Greater Boston	–	60.9%
Alexandria Center® for Science and Technology – Mission Bay(4)	San Francisco Bay Area	Mission Bay	25.0%
1450 Owens Street	San Francisco Bay Area	Mission Bay	46.4%	(5)
601, 611, 651, 681, 685, and 701 Gateway Boulevard	San Francisco Bay Area	South San Francisco	50.0%
751 Gateway Boulevard	San Francisco Bay Area	South San Francisco	51.0%
211 and 213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae	San Francisco Bay Area	South San Francisco	46.2%
3215 Merryfield Row	San Diego	Torrey Pines	30.0%
Campus Point by Alexandria(6)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	30.0%
SD Tech by Alexandria(7)	San Diego	Sorrento Mesa	50.0%
Pacific Technology Park	San Diego	Sorrento Mesa	50.0%
Summers Ridge Science Park(8)	San Diego	Sorrento Mesa	30.0%
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street	Seattle	Lake Union	30.0%
400 Dexter Avenue North	Seattle	Lake Union	30.0%
800 Mercer Street	Seattle	Lake Union	60.0%

Unconsolidated real estate joint ventures(2):
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
1401/1413 Research Boulevard	Maryland	Rockville	65.0%	(9)
1450 Research Boulevard	Maryland	Rockville	73.2%	(9)
101 West Dickman Street	Maryland	Beltsville	57.9%	(9)
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
(3)Our ownership interest is expected to decline to 57% as one of our joint venture partners contributes the remaining costs to complete the project over time.
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
(6)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4135, 4155, 4161, 4224, and 4242 Campus Point Court.
(7)Includes 9605, 9645, 9675, 9685, 9725, 9735, 9808, 9855, and 9868 Scranton Road and 10055, 10065, and 10075 Barnes Canyon Road.
(8)Includes 9965, 9975, 9985, and 9995 Summers Ridge Road.
(9)Represents a joint venture with a local real estate operator in which our joint venture partner manages the day-to-day activities that significantly affect the economic performance of the joint venture.

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
15 Necco Street
Other joint venture (Greater Boston)
Alexandria Center® for Science and Technology – Mission Bay
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

Sales of partial interests

We evaluated each of our real estate joint ventures described below under the consolidation framework outlined above and further detailed in the “Consolidation” section of Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements. Upon completion of each partial interest sale, we continued to consolidate each property. Accordingly, we accounted for these sales of partial interests as equity transactions, with the differences between consideration received and the book value of partial interests sold recognized in additional paid-in capital, and no gain or loss recognized in earnings.

Refer to the “Consolidation” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information. For a summary of our completed dispositions of and sales of partial interests in real estate assets during the six months ended June 30, 2023, refer to the “Sales of real estate assets and impairment charges” section in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
15 Necco Street

As of March 31, 2023, our investment in 15 Necco Street, an active development project aggregating 345,995 RSF located in our Seaport Innovation District submarket, was held in a consolidated real estate joint venture in which 90% was owned by us and 10% owned by our existing joint venture partner.

In April 2023, an investor acquired a 20% interest in our 15 Necco Street property, which consisted of an 18% interest sold by us and a 2% interest sold by our existing partner. The sales price of the 18% interest sold by us was $66.1 million, and the $7.8 million difference between the consideration received and the book value of our partial interest sold was recognized as an adjustment to additional paid-in capital. Upon completion of the sale, our ownership interest in the consolidated real estate joint venture was 72% and our existing and new partners’ noncontrolling interests were 8% and 20%, respectively. We expect our new joint venture partner to contribute capital to fund construction of the project over time and to accrete its ownership interest in the joint venture from 20% to 37%.

9625 Towne Centre Drive

As of March 31, 2023, our investment in 9625 Towne Centre Drive, aggregating 163,648 RSF located in our University Town Center submarket, was held in a consolidated real estate joint venture in which 50.1% was owned by us and 49.9% was owned by a joint venture partner.

In June 2023, an investor acquired a 70% interest in our 9625 Towne Centre Drive property, which consisted of a 20.1% partial interest sold by us and a 49.9% interest sold by our previous joint venture partner, which it had entirely and solely held. The consideration paid was based on an agreed-upon value of $160.5 million for the entire property. Our portion of the sales price for the 20.1% partial interest sold by us was $32.3 million, and the $15.6 million of consideration received in excess of the book value of our partial interest sold was recognized as an adjustment to additional paid-in capital. Upon completion of the sale, our ownership in the joint venture is 30%.

Other joint venture

During the three months ended March 31, 2023, we acquired two properties and entitlements aggregating 515,000 RSF with development opportunities in our Greater Boston market for a purchase price aggregating $58.9 million. Upon completion of these acquisitions, we formed a real estate joint venture with a local real estate operator that acquired a 39.1% interest in this joint venture in exchange for the contribution of additional entitlements and other pre-construction assets for a total contribution of $37.6 million, including a non-cash contribution aggregating $33.3 million. The entitlements contributed by our partner increased the joint venture’s aggregate development opportunities to 715,000 RSF. Our partner has the option to require us to redeem $35.3 million of its ownership interest at its contributed value beginning in January 2024. As a result, this portion of our partner’s ownership interest is classified in redeemable noncontrolling interests in our unaudited consolidated balance sheet as of June 30, 2023. Refer to Note 14 – “Noncontrolling interests” to our unaudited consolidated financial statements for additional information.

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

The table below aggregates the balance sheet information of our consolidated VIEs as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Investments in real estate	$7,309,072	$6,771,842
Cash and cash equivalents	229,598	246,931
Other assets	693,908	684,487
Total assets	$8,232,578	$7,703,260

Secured notes payable	$91,290	$58,396
Other liabilities	492,603	430,615
Total liabilities	583,893	489,011
Redeemable noncontrolling interests	43,016	—
Alexandria Real Estate Equities, Inc.’s share of equity	3,688,483	3,513,001
Noncontrolling interests’ share of equity	3,917,186	3,701,248
Total liabilities and equity	$8,232,578	$7,703,260

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

Unconsolidated real estate joint ventures

Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method of accounting presented in our consolidated balance sheets as of June 30, 2023 and December 31, 2022, consisted of the following (in thousands):

Property	June 30, 2023	December 31, 2022
1655 and 1725 Third Street	$12,256	$12,996
1450 Research Boulevard	5,839	5,625
101 West Dickman Street	8,787	8,678
Other	10,919	11,136
	$37,801	$38,435

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of June 30, 2023 (dollars in thousands):

				Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture	Maturity Date	Stated Rate			Aggregate Commitment	Debt Balance(2)
1401/1413 Research Boulevard	12/23/24	2.70%		3.31%	$28,500	$28,244	65.0%
1655 and 1725 Third Street	3/10/25	4.50%		4.57%	600,000	599,293	10.0%
101 West Dickman Street	11/10/26	SOFR+1.95%	(3)	7.11%	26,750	13,107	57.9%
1450 Research Boulevard	12/10/26	SOFR+1.95%	(3)	7.17%	13,000	6,383	73.2%
					$668,250	$647,027
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of June 30, 2023.
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

Leases in which we are the lessor

As of June 30, 2023, we had 414 properties aggregating 41.1 million operating RSF located in key clusters, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. We focus on developing Class A/A+ properties in AAA innovation cluster locations, which we consider to be highly desirable for tenancy by life science, agtech, and technology entities. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. As of June 30, 2023, all leases in which we are the lessor were classified as operating leases, with the exception of one direct financing lease. Our leases are described below.

Operating leases

As of June 30, 2023, our 414 properties were subject to operating lease agreements. Two of these properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 69.4 years. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notification and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise. Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of June 30, 2023 are outlined in the table below (in thousands):

Year	Amount
2023	$868,669
2024	1,868,268
2025	1,875,562
2026	1,829,926
2027	1,740,320
Thereafter	11,955,082
Total	$20,137,827

Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

Direct financing lease

As of June 30, 2023, we had one direct financing lease agreement, with a net investment balance of $39.7 million, for a parking structure with a remaining lease term of 69.4 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.

The components of our aggregate net investment in our direct financing lease as of June 30, 2023 and December 31, 2022 are summarized in the table below (in thousands):

	June 30, 2023	December 31, 2022
Gross investment in direct financing lease	$254,259	$255,186
Less: unearned income on direct financing lease	(211,697)	(212,995)
Less: allowance for credit losses	(2,839)	(2,839)
Net investment in direct financing lease	$39,723	$39,352

As of June 30, 2023, our estimated credit loss related to our direct financing lease was $2.8 million. No adjustment to the estimated credit loss balance was required during the six months ended June 30, 2023. For further details, refer to the “Allowance for credit losses” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

5.    LEASES (continued)
Future lease payments to be received under the terms of our direct financing lease as of June 30, 2023 are outlined in the table below (in thousands):

Year	Total
2023	$936
2024	1,919
2025	1,976
2026	2,036
2027	2,097
Thereafter	245,295
Total	$254,259

Income from rentals

Our income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$695,019	$629,359	$1,372,441	$1,232,872
Direct financing and sales-type leases(1)	650	787	1,298	1,807
Revenues subject to the lease accounting standard	695,669	630,146	1,373,739	1,234,679
Revenues subject to the revenue recognition accounting standard	8,670	10,813	18,549	18,834
Income from rentals	$704,339	$640,959	$1,392,288	$1,253,513
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

5.    LEASES (continued)
As of June 30, 2023, the present value of the remaining contractual payments aggregating $859.1 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $386.5 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $535.3 million. As of June 30, 2023, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 42 years, and the weighted-average discount rate was 4.6%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

Ground lease obligations as of June 30, 2023, included leases for 38 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $6.1 million as of June 30, 2023, our ground lease obligations have remaining lease terms ranging from approximately 30 to 99 years, including extension options that we are reasonably certain to exercise.

The reconciliation of future lease payments under noncancelable operating leases in which we are the lessee to the operating lease liability reflected in our unaudited consolidated balance sheet as of June 30, 2023 is presented in the table below (in thousands):

Year	Total
2023	$10,721
2024	22,664
2025	23,800
2026	21,843
2027	21,999
Thereafter	758,083
Total future payments under our operating leases in which we are the lessee	859,110
Effect of discounting	(472,565)
Operating lease liability	$386,545

Lessee operating costs

Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Our operating lease obligations related to our office leases have remaining terms of up to 12 years, exclusive of extension options. For the three and six months ended June 30, 2023 and 2022, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Gross operating lease costs	$11,815	$8,846	$21,272	$17,494
Capitalized lease costs	(3,297)	(922)	(4,218)	(1,852)
Expenses for operating leases in which we are the lessee	$8,518	$7,924	$17,054	$15,642

For the six months ended June 30, 2023 and 2022, amounts paid and classified as operating activities in our unaudited consolidated statements of cash flows for leases in which we are the lessee were $18.0 million and $39.7 million, respectively. The decrease primarily relates to a $26.3 million payment made during the three months ended March 31, 2022 in connection with the execution of ground lease extensions at two properties in our Greater Stanford submarket.

6.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents, and restricted cash consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$924,370	$825,193
Restricted cash:
Funds held in escrow for real estate acquisitions	30,002	30,112
Other	5,918	2,670
	35,920	32,782
Total	$960,290	$857,975

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

As of June 30, 2023, we had nine investments in limited partnerships aggregating $73.8 million that maintain specific ownership accounts for each investor, which were accounted for under the equity method. Our ownership interest in each of these nine investments was greater than 5%.

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

Funding commitments to investments in privately held entities that report NAV

We are committed to funding approximately $376.8 million for our investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 12 years with a weighted-average expiration of 8.4 years as of June 30, 2023. These investments are not redeemable by us, but we may receive distributions from these investments throughout their terms. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.6 years as of June 30, 2023.

7.    INVESTMENTS (continued)
The following tables summarize our investments as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$201,526	$58,748	$(109,382)	$150,892
Entities that report NAV	470,731	218,001	(11,361)	677,371
Entities that do not report NAV:
Entities with observable price changes	105,605	96,529	(1,224)	200,910
Entities without observable price changes	393,065	—	—	393,065
Investments accounted for under the equity method	N/A	N/A	N/A	73,756
Total investments	$1,170,927	$373,278	$(121,967)	$1,495,994

	December 31, 2022
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$210,986	$96,271	$(100,118)	$207,139
Entities that report NAV	452,391	315,071	(7,710)	759,752
Entities that do not report NAV:
Entities with observable price changes	100,296	95,062	(1,574)	193,784
Entities without observable price changes	388,940	—	—	388,940
Investments accounted for under the equity method	N/A	N/A	N/A	65,459
Total investments	$1,152,613	$506,404	$(109,402)	$1,615,074

Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of June 30, 2023 aggregated to a gain of $6.1 million, which consisted of upward adjustments aggregating $96.5 million, downward adjustments aggregating $1.2 million, and impairments aggregating $89.2 million.

Our investment loss for the three and six months ended June 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2023		2022	2023		2022
Realized (losses) gains	$(371)	(1)	$28,647	$20,373	(1)	$51,761
Unrealized losses	(77,897)		(68,128)	(143,752)		(331,561)
Investment loss	$(78,268)		$(39,481)	$(123,379)		$(279,800)

(1)Includes impairments of $23.0 million primarily related to three non-real estate investments in privately held entities that do not report NAV.

During the six months ended June 30, 2023, gains and losses on investments in privately held entities that do not report NAV still held as of June 30, 2023 aggregated to a loss of $23.3 million, which consisted of upward adjustments aggregating $3.8 million and downward adjustments and impairments aggregating $27.1 million.

During the six months ended June 30, 2022, gains and losses on investments in privately held entities that do not report NAV still held as of June 30, 2022 aggregated to a loss of $7.6 million, which consisted of upward adjustments aggregating $12.2 million and downward adjustments and impairments aggregating $19.8 million.

Unrealized losses related to investments still held (excluding investments accounted for under the equity method of accounting) as of June 30, 2023 and 2022 aggregated $47.6 million and $300.6 million during the six months ended June 30, 2023 and 2022, respectively.

Our investment loss for the six months ended June 30, 2023 also included $279 thousand of equity in earnings of our equity method investments.

Refer to the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

8.     OTHER ASSETS
The following table summarizes the components of other assets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Acquired in-place leases	$524,456	$615,638
Deferred compensation plan	38,402	33,534
Deferred financing costs – unsecured senior line of credit	34,680	31,747
Deposits	6,940	20,805
Furniture, fixtures, and equipment	24,102	23,186
Net investment in direct financing lease	39,723	39,352
Notes receivable	15,518	19,875
Operating lease right-of-use assets	535,331	558,255
Other assets	89,094	80,724
Prepaid expenses	20,387	28,294
Property, plant, and equipment	146,558	148,530
Total	$1,475,191	$1,599,940

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

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the assets that we measure at fair value on a recurring basis by level in the fair value hierarchy (in thousands). There were no liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022. In addition, there were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the six months ended June 30, 2023.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in publicly traded companies:
As of June 30, 2023	$150,892	$150,892	$—	$—
As of December 31, 2022	$207,139	$207,139	$—	$—

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

9.    FAIR VALUE MEASUREMENTS (continued)
Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of June 30, 2023 and December 31, 2022, the carrying values of investments in privately held entities that report NAV aggregated $677.4 million and $759.8 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standards. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments.

Assets and liabilities measured at fair value on a nonrecurring basis

The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022 (in thousands). These investments were measured at various times during the period from January 1, 2018 to June 30, 2023.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)(2)
Investments in privately held entities that do not report NAV
As of June 30, 2023	$215,443	$—	$200,910	$14,533
As of December 31, 2022	$212,262	$—	$193,784	$18,478

(1)These amounts represent the total carrying amounts of our equity investments in privately held entities with observable price changes, which are included in the investments balance of $1.5 billion and $1.6 billion, respectively, in our unaudited consolidated balance sheets as of June 30, 2023 and December 31, 2022. For more information, refer to Note 7 – “Investments” to our unaudited consolidated financial statements.
(2)These amounts are included in the investments in privately held entities without observable price changes balances aggregating $393.1 million and $388.9 million as of June 30, 2023 and December 31, 2022, respectively, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements. The aforementioned balances represent the carrying amounts of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described in the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

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

Refer to Note 7 – “Investments” to our unaudited consolidated financial statements for additional information.

Refer to Note 3 – “Investments in real estate” and Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements for additional information.

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

9.    FAIR VALUE MEASUREMENTS (continued)
As of June 30, 2023 and December 31, 2022, the book and estimated fair values of our secured notes payable and unsecured senior notes payable and the amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	June 30, 2023
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$91,939	$—	$91,461	$—	$91,461
Unsecured senior notes payable	$11,091,424	$—	$9,256,835	$—	$9,256,835
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$—	$—	$—	$—	$—

	December 31, 2022
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$59,045	$—	$58,811	$—	$58,811
Unsecured senior notes payable	$10,100,717	$—	$8,539,015	$—	$8,539,015
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$—	$—	$—	$—	$—

10.    SECURED AND UNSECURED SENIOR DEBT

The following table summarizes our outstanding indebtedness and respective principal payments remaining as of June 30, 2023 (dollars in thousands):

	Stated Rate	Interest Rate(1)		Maturity Date(2)		Principal Payments Remaining for the Periods Ending December 31,								Unamortized (Deferred Financing Cost), (Discount)/ Premium
Debt						2023	2024	2025	2026	2027	Thereafter		Principal		Total
Secured notes payable
Greater Boston(3)	SOFR+2.70%	8.08%		11/19/26		$—	$—	$—	$92,266	$—	$—		$92,266	$(976)	$91,290
San Francisco Bay Area	6.50%	6.50		7/1/36		30	32	34	36	38	479		649	—	649
Secured debt weighted average interest rate/subtotal		8.07				30	32	34	92,302	38	479		92,915	(976)	91,939

Unsecured senior line of credit and commercial paper program(4)	(4)	N/A	(4)	1/22/28	(4)	(4)	—	—	—	—	—	(4)	—	—	—
Unsecured senior notes payable	3.45%	3.62		4/30/25		—	—	600,000	—	—	—		600,000	(1,621)	598,379
Unsecured senior notes payable	4.30%	4.50		1/15/26		—	—	—	300,000	—	—		300,000	(1,266)	298,734
Unsecured senior notes payable – green bond	3.80%	3.96		4/15/26		—	—	—	350,000	—	—		350,000	(1,387)	348,613
Unsecured senior notes payable	3.95%	4.13		1/15/27		—	—	—	—	350,000	—		350,000	(1,825)	348,175
Unsecured senior notes payable	3.95%	4.07		1/15/28		—	—	—	—	—	425,000		425,000	(1,943)	423,057
Unsecured senior notes payable	4.50%	4.60		7/30/29		—	—	—	—	—	300,000		300,000	(1,359)	298,641
Unsecured senior notes payable	2.75%	2.87		12/15/29		—	—	—	—	—	400,000		400,000	(2,676)	397,324
Unsecured senior notes payable	4.70%	4.81		7/1/30		—	—	—	—	—	450,000		450,000	(2,611)	447,389
Unsecured senior notes payable	4.90%	5.05		12/15/30		—	—	—	—	—	700,000		700,000	(5,901)	694,099
Unsecured senior notes payable	3.375%	3.48		8/15/31		—	—	—	—	—	750,000		750,000	(5,309)	744,691
Unsecured senior notes payable – green bond	2.00%	2.12		5/18/32		—	—	—	—	—	900,000		900,000	(8,345)	891,655
Unsecured senior notes payable	1.875%	1.97		2/1/33		—	—	—	—	—	1,000,000		1,000,000	(8,408)	991,592
Unsecured senior notes payable – green bond	2.95%	3.07		3/15/34		—	—	—	—	—	800,000		800,000	(8,364)	791,636
Unsecured senior notes payable – green bond	4.75%	4.88		4/15/35		—	—	—	—	—	500,000		500,000	(5,636)	494,364
Unsecured senior notes payable	4.85%	4.93		4/15/49		—	—	—	—	—	300,000		300,000	(3,044)	296,956
Unsecured senior notes payable	4.00%	3.91		2/1/50		—	—	—	—	—	700,000		700,000	10,168	710,168
Unsecured senior notes payable	3.00%	3.08		5/18/51		—	—	—	—	—	850,000		850,000	(11,798)	838,202
Unsecured senior notes payable	3.55%	3.63		3/15/52		—	—	—	—	—	1,000,000		1,000,000	(14,331)	985,669
Unsecured senior notes payable	5.15%	5.26		4/15/53		—	—	—	—	—	500,000		500,000	(7,920)	492,080
Unsecured debt weighted average interest rate/subtotal		3.65				—	—	600,000	650,000	350,000	9,575,000		11,175,000	(83,576)	11,091,424
Weighted-average interest rate/total		3.69%				$30	$32	$600,034	$742,302	$350,038	$9,575,479		$11,267,915	$(84,552)	$11,183,363

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Represents a secured construction loan held by our consolidated real estate joint venture at 99 Coolidge Avenue, of which we have a 75.0% interest. As of June 30, 2023, this joint venture has $103.0 million available under existing lender commitments. The interest rate shall be reduced from SOFR+2.70% to SOFR+2.10% over time upon the completion of certain leasing, construction, and financial covenant milestones.
(4)Refer to “$5.0 billion unsecured senior line of credit” and “$2.0 billion commercial paper program” on the next page.

10.    SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our secured and unsecured senior debt and amounts outstanding under our unsecured senior line of credit and commercial paper program as of June 30, 2023 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt				Weighted-Average
						Interest		Remaining Term (in years)
			Total		Percentage	Rate(1)
Secured notes payable	$649	$91,290	$91,939		0.8%	8.07%		3.5
Unsecured senior notes payable	11,091,424	—	11,091,424		99.2	3.65		13.5
Unsecured senior line of credit and commercial paper program	—	—	—	(2)	—	N/A	(2)	4.6	(3)
Total/weighted average	$11,092,073	$91,290	$11,183,363		100.0%	3.69%		13.4	(3)
Percentage of total debt	99.2%	0.8%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)As of June 30, 2023, we had no outstanding balance on our unsecured senior line of credit and no commercial paper notes outstanding.
(3)We calculate the weighted-average remaining term of our commercial paper notes by using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper notes, the consolidated weighted-average maturity of our debt is 13.4 years. The commercial paper notes sold during the six months ended June 30, 2023 were issued at a weighted-average yield to maturity of 5.16% and had a weighted-average maturity term of 13 days.

Unsecured senior notes payable

In February 2023, we opportunistically issued $1.0 billion of unsecured senior notes payable with a weighted-average interest rate of 4.95% and a weighted-average maturity of 21.2 years. The unsecured senior notes consisted of $500.0 million of 4.75% green unsecured senior notes due 2035 and $500.0 million of 5.15% unsecured senior notes due 2053.

$5.0 billion unsecured senior line of credit

In June 2023, we amended our unsecured senior line of credit to increase the aggregate commitments available for borrowing to $5.0 billion from $4.0 billion. As of June 30, 2023, our unsecured senior line of credit has aggregate commitments of $5.0 billion and bears an interest rate of SOFR plus 0.835%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.14% based on the aggregate commitments outstanding. Based upon our ability to achieve certain annual sustainability targets, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.

During the three months ended March 31, 2023, we achieved certain annual sustainability targets, as described in our unsecured senior line of credit agreement, which reduced the borrowing rate by four basis points for a one-year period to SOFR plus 0.835%, from SOFR plus 0.875%, and reduced the facility fee by one basis point to 0.14% from 0.15%. As of June 30, 2023, we had no outstanding balance on our unsecured senior line of credit.

$2.0 billion commercial paper program

Our commercial paper program provides us with the ability to issue up to $2.0 billion of commercial paper notes that bear interest at short-term fixed rates with a maturity of generally 30 days or less and a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding notes issued under our commercial paper program. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. The commercial paper notes sold during the six months ended June 30, 2023 were issued at a weighted-average yield to maturity of 5.16% and had a weighted-average maturity term of 13 days. As of June 30, 2023, we had no commercial paper notes outstanding.

In July 2023, we increased the aggregate amount we may issue from time to time under our commercial paper program to $2.5 billion from $2.0 billion.

10.    SECURED AND UNSECURED SENIOR DEBT (continued)
Interest expense

The following table summarizes interest expense for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest incurred	$108,746	$92,459	$209,570	$179,662
Capitalized interest	(91,674)	(68,202)	(178,744)	(125,965)
Interest expense	$17,072	$24,257	$30,826	$53,697
11.     ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Accounts payable and accrued expenses	$366,357	$389,741
Accrued construction	666,872	624,440
Acquired below-market leases	370,822	417,656
Conditional asset retirement obligations	54,920	52,723
Deferred rent liabilities	16,765	18,321
Operating lease liability	386,545	406,700
Unearned rent and tenant security deposits	500,952	449,622
Other liabilities	130,854	112,056
Total	$2,494,087	$2,471,259

As of June 30, 2023 and December 31, 2022, our conditional asset retirement obligations liability primarily consisted of the soil and groundwater remediation liabilities associated with certain of our properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, requires remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys; subsurface sampling; and other testing. We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated. In addition, environmental laws and regulations subject our tenants, and potentially us, to liability that may result from our tenants’ routine handling of hazardous substances and wastes as part of their operations at our properties. These assessments and investigations of our properties have not to date revealed any additional environmental liability we believe would have a material adverse effect on our business and financial statements or that would require additional disclosures or recognition in our consolidated financial statements.

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

The table below reconciles the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$133,705	$309,382	$255,398	$191,990
Net income attributable to noncontrolling interests	(43,768)	(37,168)	(87,599)	(69,345)
Net income attributable to unvested restricted stock awards	(2,677)	(2,934)	(5,283)	(4,134)
Numerator for basic and diluted EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$87,260	$269,280	$162,516	$118,511

Denominator for basic EPS – weighted-average shares of common stock outstanding	170,864	161,412	170,824	159,814
Dilutive effect of forward equity sales agreements	—	—	—	—
Denominator for diluted EPS – weighted-average shares of common stock outstanding	170,864	161,412	170,824	159,814
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.51	$1.67	$0.95	$0.74
Diluted	$0.51	$1.67	$0.95	$0.74

13.    STOCKHOLDERS’ EQUITY
Common equity transactions

Pursuant to our outstanding forward equity sales agreements, we have the ability to issue an aggregate of 699 thousand shares of common stock and to receive net proceeds of approximately $102.8 million. During the six months ended June 30, 2023, we did not issue any new equity under our ATM program, including any shares to settle our forward equity agreements outstanding as of December 31, 2022. In addition, the remaining amount available under our ATM program for future sales of common stock aggregated $141.9 million as of June 30, 2023.

Dividends

During the three months ended March 31, 2023, we declared cash dividends on our common stock aggregating $209.3 million, or $1.21 per share. In April 2023, we paid the cash dividends on our common stock declared for the three months ended March 31, 2023.

During the three months ended June 30, 2023, we declared cash dividends on our common stock aggregating $214.6 million, or $1.24 per share. In July 2023, we paid the cash dividends on our common stock declared for the three months ended June 30, 2023.

Accumulated other comprehensive loss

The change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the six months ended June 30, 2023 was primarily due to net unrealized gains of $4.2 million on foreign currency translation related to our operations in Canada.

Common stock, preferred stock, and excess stock authorizations

Our charter authorizes the issuance of 400.0 million shares of common stock, of which 170.9 million shares were issued and outstanding as of June 30, 2023. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of June 30, 2023. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of June 30, 2023.

14.    NONCONTROLLING INTERESTS

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. As of June 30, 2023, these entities owned 65 properties, which are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the six months ended June 30, 2023 and 2022, we distributed $134.6 million and $92.1 million, respectively, to our consolidated real estate joint venture partners.

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

15.    ASSETS CLASSIFIED AS HELD FOR SALE

As of June 30, 2023, we had two properties and one land parcel aggregating 168,414 RSF which were classified as held for sale in our consolidated financial statements. For additional information on the sales of real estate assets that were previously classified as held for sale, refer to the “Sales of real estate assets and impairment charges” section of Note 3 – “Investments in real estate” to our unaudited consolidated financial statements.

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

The following is a summary of net assets as of June 30, 2023 and December 31, 2022 for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	June 30, 2023	December 31, 2022
Total assets	$58,412	$117,197
Total liabilities	(2,775)	(2,034)
Total accumulated other comprehensive income	2,404	898
Net assets classified as held for sale	$58,041	$116,061

16.    SUBSEQUENT EVENT

Commercial paper program upsizing

In July 2023, we increased the aggregate amount we may issue from time to time under our commercial paper program to $2.5 billion from $2.0 billion.

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

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® company, is a best-in-class, mission-driven life science REIT making a positive and lasting impact on the world. As the pioneer of the life science real estate niche since its founding in 1994, Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative life science, agtech, and advanced technology campuses in AAA innovation cluster locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. The trusted partner to approximately 825 tenants, Alexandria has a total market capitalization of $30.6 billion and an asset base in North America of 74.9 million SF as of June 30, 2023, which includes 41.1 million RSF of operating properties and 5.3 million RSF of Class A/A+ properties undergoing construction, 9.4 million RSF of near-term and intermediate-term development and redevelopment projects, and 19.1 million SF of future development projects. Alexandria has a longstanding and proven track record of developing Class A/A+ properties clustered in life science, agtech, and advanced technology campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science, agrifoodtech, climate innovation, and technology companies through our venture capital platform. We believe our unique business model and diligent underwriting allow us to attract a high-quality and diverse tenant base that results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of June 30, 2023:

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

Our primary business objective is to maximize long-term asset value and stockholder returns based on a multifaceted platform of internal and external growth. A key element of our strategy is our unique focus on Class A/A+ properties located in collaborative life science, agtech, and advanced technology campuses in AAA innovation clusters. These key campus locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. They generally represent highly desirable locations for tenancy by life science, agtech, and technology entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Our strategy also includes drawing upon our deep and broad real estate, life science, agtech, and technology relationships in order to identify and attract new and leading tenants and to source additional value-creation real estate.

Executive summary

Operating results

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income attributable to Alexandria’s common stockholders – diluted:
In millions	$87.3	$269.3	$162.5	$118.5
Per share	$0.51	$1.67	$0.95	$0.74
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$382.4	$338.8	$756.1	$663.4
Per share	$2.24	$2.10	$4.43	$4.15

For additional information, refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” in the “Non-GAAP measures and definitions” section within this Item 2.

An operationally excellent, industry-leading REIT with a high-quality/diverse client base of approximately 825 tenants to support growing revenues, stable cash flows, and strong margins

Percentage of total annual rental revenue in effect from investment-grade or publicly traded large cap tenants	49%

Sustained strength in tenant collections:
Tenant receivables as of June 30, 2023	$7.0	million
July 2023 tenant rent and receivables collected as of the date of this report	99.7%
Tenant rent and receivables for the three months ended June 30, 2023 collected as of the date of this report	99.9%

Occupancy of operating properties in North America as of June 30, 2023	93.6%
Adjusted EBITDA margin	70%	(1)

Weighted-average remaining lease term as of June 30, 2023:
Top 20 tenants	9.4	years
All tenants	7.2	years

(1)For the three months ended June 30, 2023.

Continued strong leasing volume and rental rate increases with weighted-average terms of 13.0 years and 9.5 years for the three and six months ended June 30, 2023, respectively.

•Solid leasing activity continued during the three months ended June 30, 2023 with leasing volume aggregating 1.3 million RSF, 77% of which was generated from our client base of approximately 825 tenants.
•Annualized leasing volume of 5.1 million RSF for the six months ended June 30, 2023 in line with solid pre-COVID leasing volume.

	June 30, 2023
	Three Months Ended	Six Months Ended
Total leasing activity – RSF	1,325,326	2,548,753
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	1,052,872	2,172,910
Rental rate increase	16.6%	35.1%
Rental rate increase (cash basis)	8.3%	17.9%

Continued strong net operating income and internal growth

•Total revenues:
•$713.9 million, up 10.9%, for the three months ended June 30, 2023, compared to $643.8 million for the three months ended June 30, 2022.
•$1.4 billion, up 12.4%, for the six months ended June 30, 2023, compared to $1.3 billion for the six months ended June 30, 2022.
•Net operating income (cash basis) of $1.8 billion for the three months ended June 30, 2023 annualized, increased by $178.3 million, or 11.1%, compared to the three months ended June 30, 2022 annualized. Refer to “Net operating income, net operating income (cash basis), and operating margin” in the “Non-GAAP measures and definitions” section within this Item 2 for a reconciliation of our net income to net operating income (cash basis).
•Same property net operating income growth:
•3.0% and 4.9% (cash basis) for the three months ended June 30, 2023, compared to the three months ended June 30, 2022.
•3.4% and 6.5% (cash basis) for the six months ended June 30, 2023, compared to the six months ended June 30, 2022.
•96% of our leases contain contractual annual rent escalations approximating 3%.

Alexandria’s banking syndicate continues to support our world-class brand, differentiated business model, and laboratory space market dominance

•In June 2023, we increased the aggregate commitments available for borrowing under our unsecured senior line of credit to $5.0 billion from $4.0 billion. The increase was 1.7x oversubscribed, and we added one new banking relationship.

Continued strong and flexible balance sheet with 13.4 years of remaining term of debt and no debt maturities prior to 2025

•Investment-grade credit ratings ranked in the top 10% among all publicly traded U.S. REITs.
•$6.3 billion of liquidity.
•No debt maturities prior to 2025.
•13.4 years weighted-average remaining term of debt.
•99.2% of our debt has a fixed rate.
•Net debt and preferred stock to Adjusted EBITDA of 5.2x, matching our second-lowest level in Company history, and fixed-charge coverage ratio of 4.7x for the three months ended June 30, 2023 annualized.
•Total debt and preferred stock to gross assets of 27%.
•$1.3 billion of expected capital contributions from existing real estate joint venture partners from July 1, 2023 through 2026 to fund construction.

Continued strong and increasing dividends with a focus on retaining significant net cash flows from operating activities after dividends for reinvestment

•Common stock dividend declared for the three months ended June 30, 2023 was $1.24 per common share, aggregating $4.84 per common share for the twelve months ended June 30, 2023, up 24 cents, or 5%, over the twelve months ended June 30, 2022.
•Dividend yield of 4.4% as of June 30, 2023, based on a closing stock price on June 30, 2023 of $113.49 and the annualized dividend declared for the three months ended June 30, 2023 of $1.24 per common share.
•Dividend payout ratio of 55% for the three months ended June 30, 2023.
•Average annual dividend per-share growth of 6% from 2019 to the three months ended June 30, 2023 annualized.

Focused execution on harvesting value from our asset recycling program

Our $1.85 billion capital plan for 2023 is focused on the enhancement of our asset base through the sale of non-core properties and/or properties not integral to our mega campus strategy and comprises (in millions):

	Completed During June 30, 2023	Expected Completion During Second Half of 2023
Dispositions of 100% interests in properties with strong capitalization rates	$603	$—
Strategic partial interest sales	98	—
Executed and pending transactions subject to signed letters of intent or purchase and sale agreements	—	175
Additional targeted non-core dispositions in process	—	874
Proceeds of forward equity sales agreements entered into during 2022	—	100
Completed and pending transactions	$701	$1,149
Total 2023 capital plan	$1,850

External growth and investments in real estate

Alexandria’s highly leased value-creation pipeline delivers annual incremental net operating income of $58 million commencing during the three months ended June 30, 2023 and drives future annual incremental net operating income aggregating $605 million.

(dollars in millions)	Incremental Annual Net Operating Income	RSF	Project Leased Percentage
Placed into service(1):
Three months ended March 31, 2023	$23	453,511	100%
Three months ended June 30, 2023	58	387,076	100%
Six months ended June 30, 2023	$81	840,587	100%

Expected to be placed into service and stabilized(2):
Second half of 2023	$150	1,175,382	99%
2024	127	1,842,713	90
Second half of 2023 through fourth quarter of 2024	277	3,018,095	94

First quarter of 2025 through second quarter of 2026	328	3,695,763	43
	$605	6,713,858	70%	(3)

(1)    Annual net operating income (cash basis) is expected to increase by $38 million upon the burn-off of initial free rent from recently delivered projects, which has a weighted-average burn-off of three months.
(2)    Refer to the “New Class A/A+ Development and Redevelopment Properties: Current Projects” section within this Item 2 for additional details.
(3)    77% of the leased RSF of our value-creation projects was generated from our client base.

Strong balance sheet management

Key metrics as of June 30, 2023

•$30.6 billion in total market capitalization.
•$19.4 billion in total equity capitalization, which ranks in the top 10% among all publicly traded U.S. REITs.

	June 30, 2023		Goal for Fourth Quarter of 2023 Annualized
	Quarter Annualized	Trailing 12 Months
Net debt and preferred stock to Adjusted EBITDA	5.2x	5.4x	Less than or equal to 5.1x
Fixed-charge coverage ratio	4.7x	4.9x	4.5x to 5.0x

Key capital events

•In June 2023, we amended our unsecured senior line of credit to increase the aggregate commitments available for borrowing to $5.0 billion from $4.0 billion while maintaining the existing borrowing rate and maturity date.
•In July 2023, we increased the aggregate amount we may issue from time to time under our commercial paper program to $2.5 billion from $2.0 billion.

Investments

•As of June 30, 2023:
•Our non-real estate investments aggregated $1.5 billion.
•Unrealized gains presented in our consolidated balance sheets were $251.3 million, comprising gross unrealized gains and losses aggregating $373.3 million and $122.0 million, respectively.
•Investment loss of $78.3 million for the three months ended June 30, 2023, presented in our consolidated statements of operations, consisted of $77.9 million of unrealized losses and reclassifications, and $371 thousand of realized losses.
•Investment loss of $123.4 million for the six months ended June 30, 2023, consisted of $143.8 million of unrealized losses and reclassifications, and $20.4 million of realized gains.

Other Key highlights

Nareit Investor CARE Gold Award winner

We received the 2023 Nareit Investor CARE (Communications and Reporting Excellence) Gold Award in the Large Cap Equity REIT category for superior shareholder communications and reporting. Our most recent award contributes to an impressive milestone of our sixth consecutive Nareit Investor CARE Award, our seventh Gold award, and our eighth overall award since 2015, positioning us as the equity REIT with the most Gold awards. These recognitions are directly attributed to our world-class team’s operational excellence in upholding the highest levels of transparency, integrity, and accountability to our stockholders.

Industry and ESG leadership: catalyzing and leading the way for positive change to benefit human health and society

•In June 2023, Alexandria released our 2022 ESG Report, which highlights our longstanding and continued leadership in ESG. The report details the advancement of our decarbonization strategy and our roadmap to climate resilience within our life science real estate asset base. It also showcases Alexandria’s comprehensive efforts to catalyze the health, wellness, safety, and productivity of our employees, tenants, local communities, and the world through the built environment and beyond, including through our visionary social responsibility initiatives. Notable ESG initiatives and achievements include the following:
•We continue to further our approach to net zero by developing an innovative greenhouse gas emissions mitigation strategy that includes reducing emissions from the operation of our real estate assets through electrification, energy efficiency, and renewable electricity.
•We have proactively taken steps to incorporate electrification into some of our development projects, including at 230 Harriet Tubman Way on our Alexandria Center® for Life Science –Millbrae campus in our South San Francisco submarket.
•We look for opportunities to utilize alternative energy sources, such as geothermal energy. In our Greater Boston region, our 325 Binney Street development, Moderna’s new HQ and core R&D operations, is designed to be the most sustainable laboratory building in Cambridge, and our 15 Necco Street development is a state-of-the-art low-carbon laboratory building for Eli Lilly. 325 Binney Street and 15 Necco Street are targeting a 92% and 74% reduction in fossil fuel use, respectively.
•We also continue to increase our consumption of renewable electricity. With our new solar power purchase agreement to take effect in our Greater Boston region in 2024, 100% of the electricity consumed by Greater Boston will be from renewable electricity, assuming 2022 levels of use for Alexandria-paid utility accounts.
•Pursuing Zero Energy certifications for two projects: 325 Binney Street, which is targeting LEED Zero Energy certification and is designed to be the most sustainable laboratory building in Cambridge, and 685 Gateway Boulevard in our South San Francisco submarket, which is designated as Zero Energy Ready and is on track to achieve ILFI Zero Energy certification.
•In our Lake Union submarket, Alexandria received the 2023 BOMA Pacific Northwest TOBY (The Outstanding Building of the Year) Award in the Corporate Facility category for 1165 Eastlake Avenue East on The Eastlake Life Science by Alexandria mega campus. The TOBY Awards honor and recognize quality in commercial buildings and reward excellence in building management.

ALEXANDRIA'S MISSION-DRIVEN AND INDUSTRY-LEADING ESG PROGRAM ACHIEVEMENTS AND RECOGNITION

A REIT-INDUSTRY LEADER IN GREEN BONDS

$3.2B TOTAL ISSUANCE SINCE 2018

TOP 5 AMONG S&P 500 REITS

GRESB REAL ESTATE sector leader 2022

#1 FOR BUILDINGS IN DEVELOPMENT
Science & Technology

#2 FOR BUILDINGS IN OPERATION
Diversified Listed

"A" DISCLOSURE SCORE
2018–2022

MOST TRUSTWORTHY COMPANIES IN AMERICA 2023 Newsweek statista

MOST TRUSTWORTHY COMPANIES IN AMERICA 2023

1 OF ONLY 6
S&P 500 REITs
Recognized by *Newsweek* in the Real Estate & Housing category

S&P Global

TOP 10% ESG SCORES[1]

BARRON'S

ONE OF THE MOST SUSTAINABLE U.S. REITs
2021 | 2022

MSCI

"A" ESG RATING
2021 | 2022 | 2023

2022 mass save™ CLIMATE LEADER

MASS SAVE CLIMATE LEADER
2022

ISS

TOP 10%
SOCIAL SCORE[2]

fitwel®

FITWEL IMPACT AWARD
Highest-Scoring Project
2020 | 2021

CDP DISCLOSURE INSIGHT ACTION

"B" SCORE
Only 3% of REITs with a Higher Score Among All Publicly Traded U.S. REITs[1]

Fitwel® Viral Response Certified DISTINCTION

FITWEL VIRAL RESPONSE
2020 | 2021 | 2022

(1)Reflects current score for Alexandria and latest scores available for the FTSE Nareit All REITs Index companies from Bloomberg Professional Services as of June 30, 2023.
(2)Reflects current score for Alexandria and latest scores available for the FTSE Nareit All REITs Index companies on ISS’s website as of June 30, 2023.

ALEXANDRIA'S LONGSTANDING AND RECOGNIZED SUSTAINABILITY LEADERSHIP

Mitigating greenhouse gas emissions and advancing climate resilience

Toward Net Zero: Decarbonization Strategy

DESIGNING FOR ELECTRIFICATION
230 HARRIET TUBMAN WAY

SEEKING OPPORTUNITIES FOR ENERGY EFFICIENCY
15 NECCO STREET

INVESTING IN RENEWABLE ELECTRICITY
GREATER BOSTON
POWER PURCHASE AGREEMENT

Roadmap to Climate Resilience

PROACTIVELY MANAGING CLIMATE-RELATED RISK THROUGH RESILIENT DESIGN
325 BINNEY STREET

TCFD | TASK FORCE ON CLIMATE-RELATED FINANCIAL DISCLOSURES

ALEXANDRIA'S CLIMATE RESILIENCE ASSESSMENT COVERS

Sea Level Rise | Precipitation | Drought | Extreme Heat | Wildfire

2025 ENVIRONMENTAL GOALS AND PROGRESS FOR BUILDINGS IN OPERATION

20.4%
2015-2022 PROGRESS

30%(1)
CARBON EMISSIONS REDUCTION
(MTCO2e)

20.2%
2015-2022 PROGRESS

25%(1)
ENERGY USE REDUCTION
(kWh)

35.7%
2015-2022 PROGRESS

10%(1)
POTABLE WATER USE REDUCTION
(Gal)

40.2%
2022 PROGRESS

45%(2)
WASTE DIVERSION
(Ton)

Environmental data for 2022 reflected in the chart above received independent limited assurance from DNV Business Assurance USA, Inc. The Independent Assurance Statement from DNV is available at www.are.com/esg.html.
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

Supporting our military, our veterans, and their families

Building principled leaders through education

Inspiring future generations with the stories and values of our nation's heroes

Harnessing agtech to combat hunger and improve nutrition

Revolutionizing addiction treatment

Approaching homelessness as a healthcare problem, not a housing issue

Prioritizing the mental health crisis

Operating summary

Historical Same Property Net Operating Income Growth		Historical Rental Rate Growth: Renewed/Re-Leased Space

Margins(2)		Favorable Lease Structure(3)
Operating	Adjusted EBITDA	Strategic Lease Structure by Owner and Operator of Collaborative Life Science, Agtech, and Advanced Technology Campuses
70%	70%	Increasing cash flows
		Percentage of leases containing annual rent escalations	96%
		Stable cash flows
Weighted-Average Lease Terms of Executed Leases		Percentage of triple net leases	93%
		Lower capex burden
8.4 years	8.6 years	Percentage of leases providing for the recapture of capital expenditures	94%

2019 to 1H23	2014 to 1H23
Net Debt and Preferred Stock to Adjusted EBITDA(4)		Fixed-Charge Coverage Ratio(4)

Refer to “Same properties” and “Non-GAAP measures and definitions” within this Item 2 for additional details. “Non-GAAP measures and definitions” contains the definition of “Net operating income” and its reconciliation from the most directly comparable financial measure presented in accordance with GAAP.

(1)The 10-year average represents the average for the years ended December 31, 2013 through 2022.
(2)Represents percentages for the three months ended June 30, 2023.
(3)Percentages calculated based on annual rental revenue in effectas of June 30, 2023.
(4)Quarter annualized. Refer to the definitions of “Net debt and preferred stock to Adjusted EBITDA” and “Fixed-charge coverage ratio” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details.

Long-Duration and Stable Cash Flows From High-Quality and Diverse Tenants

REIT Industry-Leading Tenant Client Base
Investment-Grade or Publicly Traded Large Cap Tenants

90%	49%
of ARE’s Top 20 Tenants Annual Rental Revenue(1)	of ARE’s Total Annual Rental Revenue(1)

Long-Duration Lease Terms
9.4 Years	7.2 Years
Top 20 Tenants	All Tenants
Weighted-Average Remaining Term(2)

Sustained Strength in Tenant Collections(3)

99.9%
For the Three Months Ended June 30, 2023

99.7%
July 2023

(1)Represents annual rental revenue in effect as of June 30, 2023. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Based on total annual rental revenue in effect as of June 30, 2023.
(3)Represents the portion of total receivables billed for each indicated period collected through the date of this report.

High-Quality and Diverse Client Base in AAA Locations

Industry Mix of Approximately 825 Tenants(1)

Multinational Pharmaceutical
17%
Life Science Product, Service, and Device
22%
Public Biotechnology – Preclinical or Clinical Stage
10%
Private Biotechnology
10%
Other(3)
3%
Future Change in Use(2)
5%
Investment-Grade or Large Cap Tech
8%
Institutional (Academic/Medical, Non-Profit, and U.S. Government)
11%
Public Biotechnology – Approved or Marketed Product
14%

	Industry	Annual Rental Revenue(4) per RSF
	Life Science Product, Service, and Device	$42.39
	Multinational Pharmaceutical	$60.88
	Public Biotechnology – Approved or Marketed Product	$60.29
	Institutional (Academic/Medical, Non-Profit, and U.S. Government)	$57.74
	Public Biotechnology – Preclinical or Clinical Stage	$69.46
	Private Biotechnology	$81.49
	Investment-Grade or Large Cap Tech	$35.89
	Future Change in Use(2)	$40.63
	Other(3)	$34.39
Percentage of ARE’s Annual Rental Revenue(4)

Solid Historical Occupancy of 96% Over Past 10 Years(5) From Historically Strong Demand for Class A/A+ Properties in AAA Locations

AAA Locations	Occupancy Across Key Locations

Percentage of ARE’s Annual Rental Revenue(4)
Represents annual rental revenue in effect as of June 30, 2023. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(1)During the three months ended June 30, 2023, our tenant count declined from over 850 tenants to approximately 825 tenants primarily due to dispositions of non-core properties and/or properties not integral to our mega campus strategy.
(2)Represents annual rental revenue currently generated from space that is targeted for a future change in use, including 1.1% of total annual rental revenue that is generated from covered land play projects. The weighted-average remaining term of these leases is 3.8 years.
(3)Our “Other” tenants, which represent an aggregate of 3.0% of our annual rental revenue, comprise technology, professional services, finance, telecommunications, and construction/real estate companies, and (by less than 1.0% of our annual rental revenue) retail-related tenants.
(4)Represents annual rental revenue in effect as of June 30, 2023.
(5)Represents average occupancy of operating properties in North America as of each December 31 for the last 10 years and as of June 30, 2023.
(6)Acquired vacancy of 2.2% from properties recently acquired in 2021 or 2022 primarily representing lease-up opportunities.

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended			Six Months Ended		Year Ended
	June 30, 2023			June 30, 2023		December 31, 2022
	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	16.6%	(2)	8.3%	35.1%	17.9%	31.0%	22.1%
New rates	$37.70		$36.43	$50.61	$48.51	$50.37	$48.48
Expiring rates	$32.32		$33.65	$37.47	$41.15	$38.44	$39.69
RSF	1,052,872			2,172,910		4,540,325
Tenant improvements/leasing commissions	$36.65			$26.31		$27.83
Weighted-average lease term	13.0 years			9.5 years		5.0 years

Developed/redeveloped/ previously vacant space leased(3)
New rates	$64.23		$61.04	$57.44	$54.78	$73.46	$64.04
RSF	272,454			375,843		3,865,262
Weighted-average lease term	10.8 years			10.6 years		11.8 years

Leasing activity summary (totals):
New rates	$43.15		$41.49	$51.62	$49.44	$60.98	$55.64
RSF	1,325,326			2,548,753		8,405,587
Weighted-average lease term	12.2 years			9.7 years		8.1 years

Lease expirations(1)
Expiring rates	$37.57		$34.47	$40.93	$41.86	$37.41	$38.06
RSF	1,520,468			3,533,295		6,572,286

Leasing activity includes 100% of results for properties in which we have an investment in North America.

(1)Excludes month-to-month leases aggregating 82,025 RSF and 266,292 RSF as of June 30, 2023 and December 31, 2022, respectively. During the trailing twelve months ended June 30, 2023, we granted free rent concessions averaging 0.5 months per annum.
(2)During the three months ended March 31, 2023, Alexandria’s rental rate growth was driven by lease renewals and re-leasing of space located in the Greater Boston, San Francisco Bay Area, and Seattle markets. Alexandria’s rental rate growth for the three months ended June 30, 2023 was driven by renewals and re-leasing of space located in the Seattle, Maryland, and Research Triangle markets. Quarterly rental rate growth for lease renewals and re-leasing of space can be significantly skewed by a small number of leases or mix of leases (by submarket or property) executed in any quarter.
(3)Refer to the “New Class A/A+ development and redevelopment properties: summary of pipeline” section within this Item 2 for additional information on total project costs.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of June 30, 2023:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Total Annual Rental Revenue
2023 (2)	1,160,920	3.0%	$43.23	2.5%
2024	3,475,475	9.1%	$49.80	8.7%
2025	3,509,688	9.2%	$48.72	8.6%
2026	2,643,585	6.9%	$51.68	6.8%
2027	2,777,021	7.3%	$54.66	7.6%
2028	4,617,753	12.1%	$51.68	12.0%
2029	2,484,172	6.5%	$51.69	6.4%
2030	2,655,426	6.9%	$56.77	7.6%
2031	3,220,036	8.4%	$53.59	8.6%
2032	1,168,527	3.1%	$56.45	3.3%
Thereafter	10,545,063	27.5%	$52.79	27.9%
(1)Represents amounts in effect as of June 30, 2023.
(2)Excludes month-to-month leases aggregating 82,025 RSF as of June 30, 2023.

The following tables present information by market with respect to our lease expirations in North America as of June 30, 2023 for the remainder of 2023 and for all of 2024:

	2023 Contractual Lease Expirations (in RSF)						Annual Rental Revenue (per RSF)(4)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment(1)		Remaining Expiring Leases(2)	Total(3)

Greater Boston	38,652	21,675	111,294	(5)	48,508	220,129	$72.90
San Francisco Bay Area	24,056	16,214	—		180,804	221,074	48.17
New York City	—	—	—		500	500	N/A
San Diego	171,422	—	54,664		58,358	284,444	32.14
Seattle	113,073	11,332	—		85,083	209,488	34.10
Maryland	8,138	89,831	—		84,140	182,109	30.41
Research Triangle	3,646	—	—		16,260	19,906	32.01
Texas	—	—	—		—	—	—
Canada	13,321	—	—		2,484	15,805	28.13
Non-cluster/other markets	—	4,354	—		3,111	7,465	58.48
Total	372,308	143,406	165,958		479,248	1,160,920	$43.23
Percentage of expiring leases	32%	12%	14%		42%	100%

	2024 Contractual Lease Expirations (in RSF)						Annual Rental Revenue (per RSF)(4)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment(1)		Remaining Expiring Leases(2)	Total

Greater Boston	84,964	—	412,946		491,848	989,758	$65.73
San Francisco Bay Area	35,798	22,923	107,250		551,988	717,959	61.92
New York City	—	—	—		362,718	362,718	56.63
San Diego	—	37,413	580,021	(6)	229,409	846,843	28.67
Seattle	28,051	6,230	50,552		206,042	290,875	23.30
Maryland	—	10,055	—		34,864	44,919	21.65
Research Triangle	75,346	6,672	—		103,124	185,142	47.58
Texas	—	—	—		—	—	—
Canada	—	—	—		6,786	6,786	23.53
Non-cluster/other markets	—	—	—		30,475	30,475	65.94
Total	224,159	83,293	1,150,769		2,017,254	3,475,475	$49.80
Percentage of expiring leases	6%	2%	33%		59%	100%

(1)Includes lease expirations primarily related to recently acquired properties, including i) 111,294 RSF and 466,248 RSF expiring in 2023 and 2024, respectively, which is targeted for future redevelopment and expected to commence construction in the near-term, and ii) 54,664 RSF and 684,521 RSF expiring in 2023 and 2024, respectively, which is targeted for future development and not expected to commence vertical construction in the near-term. We expect to demolish these buildings targeted for future development following lease expiration and commence pre-construction activities including entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. Commencement of future development projects is subject to market conditions and leasing. The 2023 and 2024 weighted-average contractual lease expiration date for all spaces targeted for redevelopment and development (weighted by annual rental revenue) is July 1, 2023 and July 18, 2024, respectively. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details on value-creation square feet currently included in rental properties.
(2)The largest remaining contractual lease expirations for 2023 and 2024 are 55,751 RSF and 97,702 RSF, respectively, in our Mission Bay submarket.
(3)Excludes month-to-month leases aggregating 82,025 RSF as of June 30, 2023.
(4)Represents amounts in effect as of June 30, 2023.
(5)Represents 111,294 RSF at 401 Park Drive in our Fenway submarket, which is a near-term redevelopment project.
(6)Includes 495,192 RSF at Campus Point by Alexandria mega campus in our University Towne Center submarket, which is targeted for future development, pending market conditions and leasing.

Top 20 tenants

90% of Top 20 Tenants Annual Rental Revenue Is From Investment-Grade
or Publicly Traded Large Cap Tenants(1)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 3.5% of our annual rental revenue in effect as of June 30, 2023. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of June 30, 2023 (dollars in thousands, except average market cap amounts):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Aggregate Annual Rental Revenue (1)	Investment-Grade Credit Ratings		Average Market Cap(1) (in billions)

	Tenant						Moody’s	S&P
1	Bristol-Myers Squibb Company	6.5		951,172	$69,343	3.5%	A2	A+	$151.0
2	Moderna, Inc.	13.3		908,436	51,934	2.6	—	—	$59.5
3	Eli Lilly and Company	5.8		743,267	49,746	2.5	A2	A+	$339.2
4	Takeda Pharmaceutical Company Limited	6.5		549,760	37,432	1.9	Baa2	BBB+	$47.6
5	Alphabet Inc.	3.4		654,423	36,809	1.8	Aa2	AA+	$1,349.0
6	Illumina, Inc.	7.1		890,389	36,204	1.8	Baa3	BBB	$32.9
7	2seventy bio, Inc.(2)	10.2		312,805	33,617	1.7	—	—	$0.5
8	Harvard University	6.5		391,625	31,889	1.6	Aaa	AAA	$—
9	Novartis AG	5.1		447,831	30,976	1.5	A1	AA-	$209.0
10	Cloud Software Group, Inc.	3.7	(3)	292,013	28,537	1.4	—	—	$—
11	Uber Technologies, Inc.	59.2	(4)	1,009,188	27,727	1.4	—	—	$61.8
12	Roche	6.1		417,011	27,026	1.3	Aa2	AA	$262.0
13	AstraZeneca PLC	5.7		456,266	25,132	1.3	A3	A	$207.0
14	Sanofi	7.5		267,278	21,444	1.1	A1	AA	$121.0
15	Pfizer Inc.	1.3	(5)	405,066	21,421	1.1	A1	A+	$251.6
16	New York University	8.6		218,983	21,056	1.0	Aa2	AA-	$—
17	Massachusetts Institute of Technology	5.9		246,725	20,504	1.0	Aaa	AAA	$—
18	Boston Children's Hospital	13.3		269,816	20,066	1.0	Aa2	AA	$—
19	United States Government	6.8		313,778	19,586	1.0	Aaa	AA+	$—
20	Merck & Co., Inc.	10.8		300,930	18,913	0.9	A1	A+	$262.0
	Total/weighted-average	9.4	(4)	10,046,762	$629,362	31.4%
Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)Based on total annual rental revenue in effect as of June 30, 2023. Refer to the definitions of “Annual rental revenue” and “Investment-grade or publicly traded large cap tenants” in the “Non-GAAP measures and definitions” section within this Item 2 for our methodologies of calculating annual rental revenue from unconsolidated real estate joint ventures and average market capitalization, respectively.
(2)As of March 31, 2023, 2seventy bio, Inc. held $339.9 million of cash, cash equivalents, and marketable securities.
(3)Includes one lease at a recently acquired property with future development and redevelopment opportunities. This lease with Cloud Software Group, Inc. (formerly known as TIBCO Software, Inc.) was in place when we acquired the properties.
(4)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) in our Mission Bay submarket owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue from our unconsolidated real estate joint ventures. Refer to footnote 1 for additional details. Excluding the ground leases, the weighted-average remaining lease term for our top 20 tenants was 7.3 years as of June 30, 2023.
(5)Primarily relates to one office building in our New York City submarket aggregating 349,947 RSF, which is under consideration to be marketed for lease in its current condition or may be developed or redeveloped into laboratory space, subject to market conditions and leasing.

Locations of properties

The locations of our properties are diversified among a number of life science, agtech, and technology cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of June 30, 2023 in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF						Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment		Total	% of Total		Total	% of Total	Per RSF(1)
Greater Boston	10,638,208	1,435,071	1,187,368	(2)	13,260,647	29%	76	$715,148	35%	$72.69
San Francisco Bay Area	7,813,406	728,734	300,010		8,842,150	19	68	452,282	23	65.25
New York City	1,270,019	—	—		1,270,019	3	5	91,369	5	80.96
San Diego	7,956,010	171,102	—		8,127,112	17	90	320,656	14	43.42
Seattle	2,831,272	311,631	178,129		3,321,032	7	45	111,634	6	41.47
Maryland	3,513,817	537,061	47,395		4,098,273	9	51	117,969	6	35.19
Research Triangle	3,871,551	88,038	—		3,959,589	9	40	113,684	6	31.15
Texas	1,841,499	—	84,331		1,925,830	4	15	52,707	3	30.08
Canada	834,968	—	217,798		1,052,766	2	11	13,345	1	18.31
Non-cluster/other markets	382,961	—	—		382,961	1	11	16,404	1	52.69
Properties held for sale	168,414	—	—		168,414	—	2	421	—	N/A
North America	41,122,125	3,271,637	2,015,031		46,408,793	100%	414	$2,005,619	100%	$53.09
		5,286,668
(1)Annual rental revenue per RSF excludes expense recoveries received from tenants, including, for example, approximately $22 per RSF in San Diego and $35 per RSF in New York City for the twelve months ended June 30, 2023. As of June 30, 2023, approximately 93% of our leases were triple net leases.
(2)Primarily relates to our 654,953 RSF active redevelopment projects at 40, 50, and 60 Sylvan Road and 840 Winter Street. This mega campus project is expected to capture demand in our Route 128 submarket of Greater Boston.

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties			Operating and Redevelopment Properties
Market	6/30/23	3/31/23	6/30/22	6/30/23	3/31/23	6/30/22
Greater Boston	92.5%	92.8%	95.0%	83.2%	81.8%	84.7%
San Francisco Bay Area	95.5	95.9	95.8	91.9	92.3	92.6
New York City	88.9	89.2	97.3	88.9	89.2	92.2
San Diego	92.8	94.2	96.3	92.8	94.2	96.3
Seattle	95.1	96.0	97.2	89.5	90.4	90.4
Maryland	96.2	95.7	97.6	94.9	94.2	94.2
Research Triangle	94.3	92.7	93.5	94.3	92.7	84.5
Texas	95.1	89.8	78.4	91.0	83.7	69.9
Subtotal	93.8	93.9	95.1	89.8	89.1	89.3
Canada	87.3	86.8	76.8	69.2	68.8	76.8
Non-cluster/other markets	81.3	79.7	76.7	81.3	79.7	76.7
North America	93.6%	93.6%	94.6%	89.2%	88.5%	89.0%

Investments in real estate

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A/A+ properties, and property enhancements identified during the underwriting of certain acquired properties, located in collaborative life science, agtech, and advanced technology campuses in AAA innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate increases in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. Our pre-construction activities are undertaken in order to prepare the property for its intended use and include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements.

Our investments in real estate consisted of the following as of June 30, 2023 (dollars in thousands):

		Development and Redevelopment
		Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
	Operating	Under Construction 70% Leased/Negotiating	Committed Near Term 71% Leased(1)	Near Term	Intermediate Term	Future	Subtotal	Total
Square footage
Operating	41,122,125	—	—	—	—	—	—	41,122,125
New Class A/A+ development and redevelopment properties	—	5,286,668	1,427,190	3,064,003	6,038,906	22,254,262	38,071,029	38,071,029
Value-creation square feet currently included in rental properties(2)	—	—	—	(577,542)	(539,276)	(3,222,186)	(4,339,004)	(4,339,004)
Total square footage	41,122,125	5,286,668	1,427,190	2,486,461	5,499,630	19,032,076	33,732,025	74,854,150

Investments in real estate
Gross book value as of June 30, 2023(3)	$26,600,472	$4,184,334	$565,424	$684,990	$1,351,244	$2,434,255	$9,220,247	$35,820,719

(1)Represents near-term projects expected to commence construction during the next three quarters after June 30, 2023.
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

Acquisitions

Our real estate asset acquisitions for the six months ended June 30, 2023 consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy	Square Footage				Purchase Price
					Acquisitions With Development and Redevelopment Opportunities(1)
					Future Development	Active Development/Redevelopment	Operating With Future Development/ Redevelopment	Total(2)

Six months ended June 30, 2023:
Canada	Canada	1/30/23	1	100%	—	—	247,743	247,743	$100,837
Other	Various		2	100	1,089,349	110,717	10,000	1,210,066	125,103
			3	100%	1,089,349	110,717	257,743	1,457,809	$225,940

(1)We expect to provide total estimated costs and related yields for development and redevelopment projects in the future, subsequent to the commencement of construction.
(2)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes RSF of buildings currently in operations with future development or redevelopment opportunities. Refer to “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

Dispositions and sales of partial interests
Our completed dispositions of and sales of partial interests in real estate assets during the six months ended June 30, 2023 consisted of the following (dollars in thousands, except per RSF amounts):

Property	Submarket/Market	Date of Sale	Interest Sold		RSF	Capitalization Rate		Capitalization Rate (Cash Basis)		Sales Price		Sales Price per RSF
Six months ended June 30, 2023:
Value harvesting dispositions and recycling of assets not integral to our mega campus strategy
225, 266, and 275 Second Avenue and 780 and 790 Memorial Drive(1)	Route 128 and Cambridge/Inner Suburbs/Greater Boston	6/13/23	100%		428,663	5.0%	(1)	5.2%	(1)	$365,226		$852
11119 North Torrey Pines Road(2)	Torrey Pines/San Diego	5/4/23	100%		72,506	4.4%	(2)	4.6%	(2)	86,000		$1,186
275 Grove Street(3)	Route 128/Greater Boston	6/27/23	100%		509,702	N/A		N/A		109,349		N/A
Other										42,092
										602,667	(4)
Strategic partial interest sales
15 Necco Street(5)	Seaport Innovation District/Greater Boston	4/11/23	18%	(5)	345,995	6.6%		5.4%		66,108		$1,626
9625 Towne Centre Drive(6)	University Town Center/ San Diego	6/21/23	20.1%		163,648	4.2%		4.5%		32,261		$981
										98,369
										701,036
Pending:
421 Park Drive(7)	Fenway/Greater Boston		(7)		(7)					155,000
Executed and pending transactions subject to signed letters of intent or purchase and sale agreements										20,000
Total pending and under executed letters of intent or purchase and sales agreements										175,000
										876,036
Additional targeted non-core dispositions in process										873,964
2023 dispositions and sales of partial interests (midpoint)										$1,750,000

2023 guidance range					$1,650,000 – $1,850,000

(1)We calculated capitalization rates based upon net operating income and net operating income (cash basis) for the three months ended June 30, 2023 annualized that includes vacancy available for redevelopment. Upon completion of the sale, we recognized a gain on sale of real estate aggregating $187.2 million.
(2)We calculated capitalization rates based upon net operating income and net operating income (cash basis) for the three months ended March 31, 2023 annualized. Upon completion of the sale, we recognized a gain on sale of real estate aggregating $27.6 million.
(3)During the three months ended June 30, 2023, we recognized a real estate impairment charge of $145.4 million to reduce our investment to its current fair value less costs to sell.
(4)Dispositions completed during the three months ended June 30, 2023 had annual net operating income of $32.4 million with a weighted-average disposition date of June 13, 2023 (weighted by net operating income for the three months ended June 30, 2023 annualized).
(5)Represents a development project under construction aggregating 345,995 RSF, 97% of which is leased to Eli Lilly and Company for the Lilly Institute for Genetic Medicine. In April 2023, an investor acquired a 20% interest in this joint venture, which consisted of an 18% interest sold by us and a 2% interest sold by our existing partner. Upon completion of the sale, our ownership interest in the consolidated real estate joint venture was 72% and our existing and new partners’ noncontrolling interests were 8% and 20%, respectively. We retained control over this real estate joint venture and therefore continue to consolidate it. The sales price of the 18% interest sold by us was $66.1 million, or $1,626 per RSF, representing capitalization rates of 6.6% and 5.4% (cash basis). We expect our new joint venture partner to contribute capital approximating $130 million to fund construction of the project over time and to accrete its ownership interest in the joint venture to 37% from 20%.
(6)An investor acquired a 70.0% interest in this consolidated real estate joint venture, which consisted of a 20.1% interest sold by us and a 49.9% interest held by our previous joint venture partner. Our portion of the sales price was $32.3 million, or $981 per RSF, representing capitalization rates of 4.2% and 4.5% (cash basis) based upon net operating income and net operating income (cash basis) for the three months ended June 30, 2023 annualized. We retained control over this real estate joint venture and therefore continue to consolidate this property. This transaction resulted in consideration in excess of book value of $15.6 million.
(7)Represents the disposition of 268,023 RSF of a 660,034 RSF near-term development at 421 Park Drive. The proceeds from this transaction will help fund our remaining 392,011 RSF of the project. The project is expected to commence vertical construction later this year and be completed in 2026. The buyer will fund the project costs related to its 268,023 RSF, and these costs are not included in our projected construction spending. We will develop and operate the completed project and will earn development fees over the next three years.

New Class A/A+ development and redevelopment properties

VISIBILITY FOR FUTURE GROWTH IN ANNUAL INCREMENTAL NET OPERATING INCOME

Commenced From Deliveries

2Q23	1H23
$58M	$81M
387,076 RSF	840,587 RSF
100% Leased	100% Leased

Primarily Commencing 3Q23

Through 4Q24	Through 2Q26
$277M (1)	$605M (1)
3.0M RSF	6.7M RSF (2)
94% Leased	70% Leased

DEMAND FOR ALEXANDRIA'S BRAND TRANSLATES INTO A HIGHLY LEASED PIPELINE

Alexandria's highly leased value-creation pipeline is expected to generate significant incremental net operating income through development and redevelopment of new Class A/A+ properties

Refer to “Net operating income” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details and its reconciliation from the most directly comparable financial measures presented in accordance with GAAP.
(1)Our share of annual incremental net operating income primarily commencing from 3Q23 through 4Q24 and from 3Q23 through 2Q26 is $237 million and $516 million, respectively.
(2)As of June 30, 2023. Represents projects under construction aggregating 5.3 million RSF and four near-term projects aggregating 1.4 million RSF expected to commence construction during the next three quarters after June 30, 2023.

New Class A/A+ development and redevelopment properties: recent deliveries

201 Brookline Avenue	140 First Street	Alexandria Center® for Advanced Technologies – Monte Villa Parkway(1)
Greater Boston/Fenway	Greater Boston/Cambridge	Seattle/Bothell
451,967 RSF	325,346 RSF	35,847 RSF
100% Occupancy	100% Occupancy	100% Occupancy

9601 and 9603 Medical Center Drive(2)	20400 Century Boulevard	2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive(3)	8800 Technology Forest Place
Maryland/Rockville	Maryland/Gaithersburg	Research Triangle/Research Triangle	Texas/Greater Houston
48,516 RSF	81,006 RSF	603,316 RSF	46,434 RSF
100% Occupancy	100% Occupancy	100% Occupancy	100% Occupancy

(1)Image represents 3755 Monte Villa Parkway.
(2)Image represents 9601 Medical Center Drive.
(3)Image represents 2400 Ellis Road on our Alexandria Center® for Life Science – Durham mega campus.

New Class A/A+ development and redevelopment properties: recent deliveries (continued)
The following table presents value-creation development and redevelopment of new Class A/A+ properties placed into service during the six months ended June 30, 2023 (dollars in thousands):
Deliveries in 1H23 commenced $81 million in annual incremental net operating income

Property/Market/Submarket	2Q23 Delivery Date(1)	Our Ownership Interest	RSF Placed in Service				Occupancy Percentage(2)	Total Project		Unlevered Yields
			Prior to 1/1/23	1Q23	2Q23	Total				Initial Stabilized	Initial Stabilized (Cash Basis)
								RSF	Investment
Development projects
201 Brookline Avenue/Greater Boston/Fenway	5/1/23	98.8%	340,073	107,174	4,720	451,967	100%	510,116	$775,000	7.2%	6.5%

Redevelopment projects
140 First Street/Greater Boston/Cambridge	5/14/23	100%	—	—	325,346	325,346	100%	408,259	1,242,000	5.5	4.6
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Seattle/Bothell	N/A	100%	—	35,847	—	35,847	100%	460,623	229,000	6.3	6.2
9601 and 9603 Medical Center Drive/Maryland/Rockville	N/A	100%	34,589	13,927	—	48,516	100%	95,911	67,000	7.4	6.5
20400 Century Boulevard/Maryland/Gaithersburg	5/31/23	100%	50,738	19,692	10,576	81,006	100%	81,006	35,000	9.5	9.3
2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive/Research Triangle/Research Triangle	N/A	100%	326,445	276,871	—	603,316	100%	603,316	241,000	8.1	6.8
8800 Technology Forest Place/Texas/Greater Houston	6/15/23	100%	—	—	46,434	46,434	100%	130,765	112,000	6.3	6.0
Weighted average/total	5/16/23		751,845	453,511	387,076	1,592,432		2,289,996	$2,701,000	6.4%	5.6%

(1)Represents the average delivery date for deliveries that occurred during the three months ended June 30, 2023, weighted by annual rental revenue.
(2)Relates to total operating RSF placed in service as of the most recent delivery.

New Class A/A+ development and redevelopment properties: current projects

325 Binney Street	140 First Street	99 Coolidge Avenue	500 North Beacon Street and 4 Kingsbury Avenue(1)	201 Brookline Avenue
Greater Boston/Cambridge	Greater Boston/Cambridge	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Fenway
462,100 RSF	78,546 RSF	320,809 RSF	248,018 RSF	58,149 RSF
100% Leased	100% Leased	36% Leased/Negotiating	85% Leased/Negotiating	98% Leased/Negotiating

15 Necco Street	40, 50, and 60 Sylvan Road(2)	1450 Owens Street(3)	651 Gateway Boulevard	230 Harriet Tubman Way
Greater Boston/ Seaport Innovation District	Greater Boston/Route 128	San Francisco Bay Area/ Mission Bay	San Francisco Bay Area/ South San Francisco	San Francisco Bay Area/ South San Francisco
345,995 RSF	515,273 RSF	212,796 RSF	300,010 RSF	285,346 RSF
97% Leased/Negotiating	—% Leased/Negotiating	—% Leased/Negotiating	22% Leased/Negotiating	100% Leased

(1)Image represents 500 North Beacon Street on our Arsenal on the Charles mega campus.
(2)Image represents 50 Sylvan Road. This mega campus project is expected to capture demand in our Route 128 submarket. We are currently marketing the space for lease and are in preliminary discussions with multiple life science companies for a portion of the project.
(3)Image represents a single- or multi-tenant project expanding our existing mega campus, which will be 100% funded by our joint venture partner. We are currently marketing the space for lease and have initial interest from publicly traded biotechnology and institutional tenants.

New Class A/A+ development and redevelopment properties: current projects (continued)

751 Gateway Boulevard	4155 Campus Point Court	1150 Eastlake Avenue East	Alexandria Center® for Advanced Technologies – Monte Villa Parkway(1)
San Francisco Bay Area/ South San Francisco	San Diego/ University Town Center	Seattle/Lake Union	Seattle/Bothell
230,592 RSF	171,102 RSF	311,631 RSF	178,129 RSF
100% Leased	100% Leased	99% Leased/Negotiating	82% Leased/Negotiating

9810 and 9820 Darnestown Road	9601 and 9603 Medical Center Drive(2)	9808 Medical Center Drive	6040 George Watts Hill Drive, Phase II	8800 Technology Forest Place
Maryland/Rockville	Maryland/Rockville	Maryland/Rockville	Research Triangle/Research Triangle	Texas/Greater Houston
442,000 RSF	47,395 RSF	95,061 RSF	88,038 RSF	84,331 RSF
100% Leased	100% Leased	55% Leased/Negotiating	100% Leased	36% Leased/Negotiating

(1)Image represents 3755 Monte Villa Parkway.
(2)Image represents 9601 Medical Center Drive.

New Class A/A+ development and redevelopment properties: current projects (continued)
The following tables set forth a summary of our new Class A/A+ development and redevelopment properties under construction and pre-leased/negotiating near-term projects as of June 30, 2023 (dollars in thousands):

Property/Market/Submarket		Square Footage			Percentage			Occupancy(1)
	Dev/Redev	In Service	CIP	Total	Leased	Leased/Negotiating		Initial	Stabilized
Under construction
2023 stabilization
325 Binney Street/Greater Boston/Cambridge(2)	Dev	—	462,100	462,100	100%	100%		2023	2023
140 First Street/Greater Boston/Cambridge	Redev	329,713	78,546	408,259	100	100		2Q23	2023
201 Brookline Avenue/Greater Boston/Fenway	Dev	451,967	58,149	510,116	98	98		3Q22	2023
15 Necco Street/Greater Boston/Seaport Innovation District	Dev	—	345,995	345,995	97	97		2023	2023
751 Gateway Boulevard/San Francisco Bay Area/South San Francisco	Dev	—	230,592	230,592	100	100		2023	2023
		781,680	1,175,382	1,957,062	99	99
2024 stabilization
840 Winter Street/Greater Boston/Route 128	Redev	28,534	139,680	168,214	100	100		2024	2024
230 Harriet Tubman Way/San Francisco Bay Area/South San Francisco	Dev	—	285,346	285,346	100	100		2024	2024
4155 Campus Point Court/San Diego/University Town Center	Dev	—	171,102	171,102	100	100		2024	2024
1150 Eastlake Avenue East/Seattle/Lake Union	Dev	—	311,631	311,631	99	99		2023	2024
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Seattle/Bothell	Redev	282,494	178,129	460,623	82	82		1Q23	2024
9820 Darnestown Road/Maryland/Rockville	Dev	—	250,000	250,000	100	100		2024	2024
9810 Darnestown Road/Maryland/Rockville	Dev	—	192,000	192,000	100	100		2024	2024
9601 and 9603 Medical Center Drive/Maryland/Rockville	Redev	48,516	47,395	95,911	100	100		4Q21	2024
9808 Medical Center Drive/Maryland/Rockville	Dev	—	95,061	95,061	37	55		2023	2024
6040 George Watts Hill Drive, Phase II/Research Triangle/Research Triangle	Dev	—	88,038	88,038	100	100		2024	2024
8800 Technology Forest Place/Texas/Greater Houston	Redev	46,434	84,331	130,765	36	36		2Q23	2024
		405,978	1,842,713	2,248,691	90	91
		1,187,658	3,018,095	4,205,753	94	94
2025 and beyond stabilization
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	Dev	—	320,809	320,809	36	36		2024	2025
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/ Cambridge/Inner Suburbs	Dev	—	248,018	248,018	85	85		2024	2025
40, 50, and 60 Sylvan Road/Greater Boston/Route 128	Redev	—	515,273	515,273	—	—	(3)	2024	2026
Other/Greater Boston	Redev	—	453,869	453,869	—	—		2024	2025
1450 Owens Street/San Francisco Bay Area/Mission Bay	Dev	—	212,796	212,796	—	—	(4)	2024	2025
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	Redev	—	300,010	300,010	15	22		2023	2025
Canada	Redev	32,992	217,798	250,790	73	73		2023	2025
		32,992	2,268,573	2,301,565	24	25	(5)

		1,220,650	5,286,668	6,507,318	69%	70%
(1)Initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy. Multi-tenant projects may increase in occupancy over a period of time.
(2)We expect to deliver this development project in late 2023.
(3)This mega campus project is expected to capture demand in our Route 128 submarket. We are currently marketing the space for lease and are in preliminary discussions with multiple life science companies for a portion of the project.
(4)Represents a single- or multi-tenant project expanding our existing mega campus, which will be 100% funded by our joint venture partner. We are currently marketing the space for lease and have initial interest from publicly traded biotechnology and institutional tenants.
(5)These projects are focused on demand from our existing tenants in our adjacent properties/campuses and will also address demand from other non-Alexandria properties/campuses.

New Class A/A+ development and redevelopment properties: current projects (continued)

Property/Market/Submarket		Square Footage			Percentage
	Dev/Redev	In Service	CIP	Total	Leased		Leased/Negotiating
Near-term projects expected to commence construction in the next three quarters
2025 and beyond stabilization
401 and 421 Park Drive/Greater Boston/Fenway(1)	Redev/Dev	111,294	392,011	503,305	10%		10%
11255 and 11355 North Torrey Pines Road/San Diego/Torrey Pines	Dev	—	309,094	309,094	100		100
10931 and 10933 North Torrey Pines Road/San Diego/Torrey Pines	Dev	—	299,158	299,158	100		100
4135 Campus Point Court/San Diego/University Town Center	Dev	—	426,927	426,927	100		100
		111,294	1,427,190	1,538,484	71		71
Total		1,331,944	6,713,858	8,045,802	70%	(2)	70%

(1)Excludes the estimated square footage associated with the 268,023 RSF expected to be sold at 421 Park Drive. Refer to “Disposition and sales of partial interests” within this Item 2 for additional details.
(2)Decline from 72% as of March 31, 2023 results from the inclusion of our near-term projects at 401 and 421 Park Drive in Greater Boston. Excluding this addition, our total current and near-term projects expected to commence construction in the next three quarters are 74% leased as of the date of this report.

New Class A/A+ development and redevelopment properties: current projects (continued)

	Our Ownership Interest	At 100%						Unlevered Yields
Property/Market/Submarket		In Service	CIP	Cost to Complete		Total at Completion		Initial Stabilized	Initial Stabilized (Cash Basis)

Under construction
2023 stabilization
325 Binney Street/Greater Boston/Cambridge	100%	$—	$639,273	$251,727		$891,000		8.5%	7.2%
140 First Street/Greater Boston/Cambridge	100%	964,842	238,505	38,653		1,242,000		5.5%	4.6%
201 Brookline Avenue/Greater Boston/Fenway	98.8%	658,745	72,538	43,717		775,000		7.2%	6.5%
15 Necco Street/Greater Boston/Seaport Innovation District	67.3%	—	427,610	139,390		567,000		6.7%	5.5%
751 Gateway Boulevard/San Francisco Bay Area/South San Francisco	51.0%	—	202,846	43,154		246,000		6.9%	7.5%
		1,623,587	1,580,772
2024 stabilization
840 Winter Street/Greater Boston/Route 128	100%	13,648	119,940	74,412		208,000		7.5%	6.5%
230 Harriet Tubman Way/San Francisco Bay Area/South San Francisco	46.2%	—	155,873	257,127		413,000		7.4%	6.2%
4155 Campus Point Court/San Diego/University Town Center	55.0%	—	62,608	110,392		173,000		7.4%	6.5%
1150 Eastlake Avenue East/Seattle/Lake Union	100%	—	326,394	78,606		405,000		6.4%	6.2%
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Seattle/Bothell	100%	74,698	92,501	61,801		229,000		6.3%	6.2%
9820 Darnestown Road/Maryland/Rockville	100%	—	84,001	92,999		177,000		6.3%	5.6%
9810 Darnestown Road/Maryland/Rockville	100%	—	100,598	32,402		133,000		6.9%	6.2%
9601 and 9603 Medical Center Drive/Maryland/Rockville	100%	31,290	19,214	16,496		67,000		7.4%	6.5%
9808 Medical Center Drive/Maryland/Rockville	100%	—	77,404	TBD
6040 George Watts Hill Drive, Phase II/Research Triangle/Research Triangle	100%	—	51,125	12,875		64,000		8.0%	7.0%
8800 Technology Forest Place/Texas/Greater Houston	100%	33,897	56,096	22,007		112,000		6.3%	6.0%
		153,533	1,145,754
2025 and beyond stabilization(1)
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	75.0%	—	233,411	TBD
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/ Cambridge/Inner Suburbs	100%	—	247,720	179,280		427,000		6.2%	5.5%
40, 50, and 60 Sylvan Road/Greater Boston/Route 128	100%	—	369,777	TBD
Other/Greater Boston	100%	—	135,637
1450 Owens Street/San Francisco Bay Area/Mission Bay	46.4%	—	179,884
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	50.0%	—	245,559
Canada	100%	4,517	45,820	53,663		104,000		7.0%	7.0%
		4,517	1,457,808

		$1,781,637	$4,184,334	$2,700,000	(2)	$8,670,000	(2)
(1)We expect to provide total estimated costs and related yields for each project with estimated stabilization in 2025 and beyond over the next several quarters.
(2)Amounts are rounded to the nearest $10 million and include preliminary estimated amounts for projects listed as TBD.

New Class A/A+ development and redevelopment properties: current projects (continued)

	Our Ownership Interest	At 100%
Property/Market/Submarket		In Service	CIP		Cost to Complete		Total at Completion

Near-term projects expected to commence construction in the next three quarters
2025 and beyond stabilization					TBD
401 and 421 Park Drive/Greater Boston/Fenway(1)	100%	$115,378	$213,309
11255 and 11355 North Torrey Pines Road/San Diego/Torrey Pines	100%	—	139,472
10931 and 10933 North Torrey Pines Road/San Diego/Torrey Pines	100%	—	120,308
4135 Campus Point Court/San Diego/University Town Center	55.0%	—	92,335

		115,378	565,424		1,680,000	(2)	2,360,000	(2)
Total		$1,897,015	$4,749,758		$4,380,000	(2)	$11,030,000	(2)
Our share of investment(3)			$4,080,000	(2)	$3,750,000	(2)	$9,720,000	(2)

(1)Excludes the estimated book value associated with the 268,023 RSF expected to be sold at 421 Park Drive. Refer to “Disposition and sales of partial interests” within this Item 2 for additional details.
(2)Amounts are rounded to the nearest $10 million and include preliminary estimated amounts for projects listed as TBD.
(3)Represents our share of investment based on our ownership percentages at the completion of development or redevelopment projects.

New Class A/A+ development and redevelopment properties: summary of pipeline

The following table summarizes the key information for all our development and redevelopment projects in North America as of June 30, 2023 (dollars in thousands):

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment					Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Near Term	Intermediate Term	Future

Greater Boston
Mega Campus: Alexandria Center® at One Kendall Square/Cambridge	100%	$639,273	462,100	—	—	—	—	462,100
325 Binney Street
99 Coolidge Avenue/Cambridge/Inner Suburbs	75.0%	233,411	320,809	—	—	—	—	320,809
Mega Campus: The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	258,790	248,018	—	308,446	—	34,157	590,621
311 Arsenal Street, 500 North Beacon Street, and 4 Kingsbury Avenue
Mega Campus: Alexandria Center® at Kendall Square/Cambridge	100%	340,833	78,546	—	—	174,500	41,955	295,001
140 First Street and 100 Edwin H. Land Boulevard
Mega Campus: Alexandria Center® for Life Science – Fenway/Fenway	(2)	285,847	58,149	392,011	111,294	—	—	561,454
201 Brookline Avenue and 401 and 421 Park Drive
15 Necco Street/Seaport Innovation District	67.3%	427,610	345,995	—	—	—	—	345,995
Mega Campus: 40, 50, and 60 Sylvan Road, 35 Gatehouse Drive, and 840 Winter Street/Route 128	100%	548,440	654,953	—	—	—	515,000	1,169,953
Mega Campus: 480 Arsenal Way and 446, 458, 500, and 550 Arsenal Street/Cambridge/Inner Suburbs	100%	80,501	—	—	—	—	902,000	902,000
446, 458, 500, and 550 Arsenal Street
Mega Campus: Alexandria Technology Square®/Cambridge	100%	7,881	—	—	—	—	100,000	100,000
Mega Campus: 380 and 420 E Street/Seaport Innovation District	100%	128,273	—	—	—	—	1,000,000	1,000,000
99 A Street/Seaport Innovation District	100%	51,130	—	—	—	—	235,000	235,000
10 Necco Street/Seaport Innovation District	100%	100,736	—	—	—	—	175,000	175,000
Mega Campus: One Moderna Way/Route 128	100%	25,470	—	—	—	—	1,100,000	1,100,000
215 Presidential Way/Route 128	100%	6,808	—	—	—	—	112,000	112,000
Other value-creation projects	(3)	282,673	453,869	—	190,992	—	1,132,549	1,777,410
		$3,417,676	2,622,439	392,011	610,732	174,500	5,347,661	9,147,343

Refer to the definition of “Mega campus” in the “Definitions and reconciliations” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes RSF of buildings currently in operation at properties that also have inherent future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)We have a 98.8% interest in 201 Brookline Avenue aggregating 58,149 RSF, which is currently under construction, and a 100% interest in the near-term development projects at 401 and 421 Park Drive aggregating 503,305 RSF. Refer to “Dispositions and sales of partial interests” within this item 2 for additional details on our sale of 268,023 RSF at 421 Park Drive.
(3)Includes a property in which we own a partial interest through a real estate joint venture. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional details.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment						Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Near Term	Intermediate Term		Future
San Francisco Bay Area
Mega Campus: Alexandria Center® for Science and Technology – Mission Bay/Mission Bay	46.4%	$179,884	212,796	—	—	—		—	212,796
1450 Owens Street
Mega Campus: Alexandria Technology Center® – Gateway/South San Francisco	(2)	473,752	530,602	—	—	—		291,000	821,602
651 and 751 Gateway Boulevard
Alexandria Center® for Life Science – Millbrae/South San Francisco	46.2%	311,714	285,346	—	198,188	150,213		—	633,747
230 Harriet Tubman Way, 201 and 231 Adrian Road, and 6 and 30 Rollins Road
Mega Campus: 211(3), 213(3), 249, 259, 269, and 279 East Grand Avenue/South San Francisco	100%	6,655	—	—	107,250	—		90,000	197,250
211 and 269 East Grand Avenue
Mega Campus: Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%	410,628	—	—	105,000	700,000		692,830	1,497,830
960 Industrial Road, 987 and 1075 Commercial Street, and 888 Bransten Road
901 California Avenue/Greater Stanford	100%	14,187	—	—	56,924	—		—	56,924
3825 and 3875 Fabian Way/Greater Stanford	100%	141,816	—	—	—	250,000		228,000	478,000
Mega Campus: 88 Bluxome Street/SoMa	100%	367,628	—	—	—	1,070,925		—	1,070,925
Mega Campus: 1122, 1150, and 1178 El Camino Real/South San Francisco	100%	366,010	—	—	—	—		1,930,000	1,930,000
Other value-creation projects	100%	—	—	—	—	—		25,000	25,000
		2,272,274	1,028,744	—	467,362	2,171,138		3,256,830	6,924,074
New York City
Mega Campus: Alexandria Center® for Life Science – New York City/New York City	100%	142,487	—	—	—	550,000	(4)	—	550,000
219 East 42nd Street/New York City	100%	—	—	—	—	579,947		—	579,947
		$142,487	—	—	—	1,129,947		—	1,129,947

Refer to the definition of “Mega campus” in the “Definitions and reconciliations” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes RSF of buildings currently in operation at properties that also have inherent future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
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

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment					Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Near Term	Intermediate Term	Future

San Diego
Mega Campus: Campus Point by Alexandria/University Town Center	55.0%	$328,550	171,102	426,927	—	—	1,074,445	1,672,474
10010(2), 10140(2), and 10260 Campus Point Drive and 4110, 4135, 4155, 4161, and 4275(2) Campus Point Court
Mega Campus: One Alexandria Square and One Alexandria North/Torrey Pines	100%	313,323	—	608,252	—	125,280	—	733,532
10931, 10933, 11255, and 11355 North Torrey Pines Road and 10975 and 10995 Torreyana Road
Mega Campus: SD Tech by Alexandria/Sorrento Mesa	50.0%	177,310	—	—	254,771	160,000	333,845	748,616
9805 Scranton Road and 10065 and 10075 Barnes Canyon Road
Mega Campus: Sequence District by Alexandria/Sorrento Mesa	100%	44,362	—	—	200,000	509,000	1,089,915	1,798,915
6260, 6290, 6310, 6340, 6350, and 6450 Sequence Drive
Scripps Science Park by Alexandria/Sorrento Mesa	100%	90,165	—	—	105,000	175,041	318,308	598,349
10048, 10219, 10256, and 10260 Meanley Drive, and 10277 Scripps Ranch Boulevard
Mega Campus: University District/University Town Center	100%	153,026	—	—	—	937,000	100,000	1,037,000
9363, 9373, 9393, and 9625(3) Towne Centre Drive, 8410-8750 Genesee Avenue, and 4282 Esplanade Court
Pacific Technology Park/Sorrento Mesa	50.0%	22,846	—	—	—	149,000	—	149,000
9444 Waples Street
Mega Campus: 5200 Illumina Way/University Town Center	51.0%	17,264	—	—	—	—	451,832	451,832
4025, 4031, 4045, and 4075 Sorrento Valley Boulevard/Sorrento Valley	100%	37,440	—	—	—	—	247,000	247,000
Other value-creation projects	100%	70,650	—	—	—	—	475,000	475,000
		$1,254,936	171,102	1,035,179	559,771	2,055,321	4,090,345	7,911,718

Refer to the definition of “Mega campus” in the “Definitions and reconciliations” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes RSF of buildings currently in operation at properties that also have inherent future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property and commence future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)We have a 100% interest in this property.
(3)We own a partial interest in this property through a real estate joint venture. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional details.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment					Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Near Term	Intermediate Term	Future
Seattle
Mega Campus: The Eastlake Life Science Campus by Alexandria/Lake Union	100%	$326,394	311,631	—	—	—	—	311,631
1150 Eastlake Avenue East
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Bothell	100%	92,501	178,129	—	50,552	—	—	228,681
3301, 3555, and 3755 Monte Villa Parkway
Mega Campus: Alexandria Center® for Life Science – South Lake Union/Lake Union	(2)	411,958	—	—	1,095,586	—	188,400	1,283,986
601 and 701 Dexter Avenue North and 800 Mercer Street
830 and 1010 4th Avenue South/SoDo	100%	56,062	—	—	—	—	597,313	597,313
Mega Campus: Alexandria Center® for Advanced Technologies – Canyon Park/Bothell	100%	15,159	—	—	—	—	230,000	230,000
21660 20th Avenue Southeast
Other value-creation projects	100%	92,906	—	—	—	—	691,000	691,000
		994,980	489,760	—	1,146,138	—	1,706,713	3,342,611
Maryland
Mega Campus: Alexandria Center® for Life Science – Shady Grove/Rockville	100%	300,659	584,456	—	—	258,000	38,000	880,456
9603 and 9808 Medical Center Drive and 9810, 9820, and 9830 Darnestown Road
		$300,659	584,456	—	—	258,000	38,000	880,456

Refer to the definition of “Mega campus” in the “Definitions and reconciliations” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes RSF of buildings currently in operation at properties that also have inherent future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)We have a 100% interest in 601 and 701 Dexter Avenue North aggregating 414,986 SF and a 60% interest in the near-term development project at 800 Mercer Street aggregating 869,000 SF.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment					Total(1)
				Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
				Under Construction	Committed Near Term	Near Term	Intermediate Term	Future
Research Triangle
6040 George Watts Hill Drive, Phase II/Research Triangle	100%	$51,125		88,038	—	—	—	—	88,038
Mega Campus: Alexandria Center® for Advanced Technologies/Research Triangle	100%	94,015		—	—	180,000	—	990,000	1,170,000
4 and 12 Davis Drive
Mega Campus: Alexandria Center® for NextGen Medicines/Research Triangle	100%	102,395		—	—	100,000	100,000	855,000	1,055,000
3029 East Cornwallis Road
Mega Campus: Alexandria Center® for Life Science – Durham/Research Triangle	100%	171,567		—	—	—	150,000	2,060,000	2,210,000
41 Moore Drive
120 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive/Research Triangle	100%	52,083		—	—	—	—	750,000	750,000
Other value-creation projects	100%	4,185		—	—	—	—	76,262	76,262
		475,370		88,038	—	280,000	250,000	4,731,262	5,349,300
Texas
8800 Technology Forest Place/Greater Houston	100%	73,631		84,331	—	—	—	116,287	200,618
1020 Red River Street/Austin	100%	9,327		—	—	—	—	177,072	177,072
Other value-creation projects	100%	131,366		—	—	—	—	1,694,000	1,694,000
		214,324		84,331	—	—	—	1,987,359	2,071,690

Canada	100%	45,820		217,798	—	—	—	371,743	589,541
Other value-creation projects	100%	101,721		—	—	—	—	724,349	724,349
Total pipeline as of June 30, 2023		$9,220,247	(2)	5,286,668	1,427,190	3,064,003	6,038,906	22,254,262	38,071,029

Refer to the definition of “Mega campus” in the “Definitions and reconciliations” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

(1)Total square footage includes 4,339,004 RSF of buildings currently in operation that will be redeveloped or replaced with new development RSF upon commencement of future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Total book value includes $4.2 billion of projects currently under construction that are 70% leased/negotiating. We also expect to commence construction on four near-term projects aggregating $565.4 million, which are 71% leased, in the next three quarters after June 30, 2023.

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our annual report on Form 10-K for the year ended December 31, 2022 and our subsequent quarterly reports on Form 10-Q. We believe that such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe that this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of held for sale assets are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments, impairments of real estate and non-real estate investments, and acceleration of stock compensation expense due to the resignation of an executive officer are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Impairments of non-real estate investments are not related to the operating performance of our real estate as they represent the write-down of non-real estate investments when their fair values decrease below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail within this Item 2. Key items included in net income attributable to Alexandria’s common stockholders for the three and six months ended June 30, 2023 and 2022 and the related per share amounts were as follows (in millions, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	Amount		Per Share – Diluted		Amount		Per Share – Diluted
Unrealized losses on non-real estate investments	$(77.9)	$(68.1)	$(0.46)	$(0.42)	$(143.8)	$(331.6)	$(0.84)	$(2.07)
Gain on sales of real estate	214.8	214.2	1.26	1.33	214.8	214.2	1.26	1.34
Impairment of non-real estate investments	(23.0)	—	(0.13)	—	(23.0)	—	(0.13)	—
Impairment of real estate	(168.6)	—	(0.99)	—	(168.6)	—	(0.99)	—
Loss on early extinguishment of debt	—	(3.3)	—	(0.02)	—	(3.3)	—	(0.02)
Total	$(54.7)	$142.8	$(0.32)	$0.89	$(120.6)	$(120.7)	$(0.70)	$(0.75)

Refer to Note 3 – “Investments in real estate” and Note 7 – “Investments” to our unaudited consolidated financial statements for addition information.

Same properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as Same Properties. For additional information on the determination of our Same Properties portfolio, refer to the definition of “Same property comparisons” in the “Non-GAAP measures and definitions” section within this Item 2. The following table presents information regarding our Same Properties for the three and six months ended June 30, 2023:

	June 30, 2023
	Three Months Ended	Six Months Ended
Percentage change in net operating income over comparable period from prior year	3.0%	3.4%
Percentage change in net operating income (cash basis) over comparable period from prior year	4.9%	6.5%
Operating margin	70%	70%
Number of Same Properties	336	303
RSF	34,655,179	31,191,131
Occupancy – current-period average	94.0%	94.4%
Occupancy – same-period prior-year average	95.2%	95.4%

The following table reconciles the number of Same Properties to total properties for the six months ended June 30, 2023:

Development – under construction	Properties
201 Brookline Avenue	1
15 Necco Street	1
751 Gateway Boulevard	1
325 Binney Street	1
1150 Eastlake Avenue East	1
9810 and 9820 Darnestown Road	2
99 Coolidge Avenue	1
500 North Beacon Street and 4 Kingsbury Avenue	2
9808 Medical Center Drive	1
6040 George Watts Hill Drive	1
1450 Owens Street	1
230 Harriet Tubman Way	1
4155 Campus Point Court	1
15
Development – placed into service after January 1, 2022	Properties
825 and 835 Industrial Road	2
9950 Medical Center Drive	1
3115 Merryfield Row	1
8 and 10 Davis Drive	2
5 and 9 Laboratory Drive	2
10055 Barnes Canyon Road	1
10102 Hoyt Park Drive	1
10
Redevelopment – under construction	Properties
840 Winter Street	1
9601 and 9603 Medical Center Drive	2
140 First Street	1
40, 50, and 60 Sylvan Road	3
Alexandria Center® for Advanced Technologies – Monte Villa Parkway	6
651 Gateway Boulevard	1
8800 Technology Forest Place	1
Canada	4
Other	2
21

Redevelopment – placed into service after January 1, 2022	Properties
3160 Porter Drive	1
5505 Morehouse Drive	1
The Arsenal on the Charles	11
30-02 48th Avenue	1
2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive	3
20400 Century Boulevard	1
18
Acquisitions after January 1, 2022	Properties
3301, 3303, 3305, and 3307 Hillview Avenue	4
8505 Costa Verde Boulevard and 4260 Nobel Drive	2
225 and 235 Presidential Way	2
104 TW Alexander Drive	4
One Hampshire Street	1
Intersection Campus	9
100 Edwin H. Land Boulevard	1
10010 and 10140 Campus Point Drive and 4275 Campus Point Court	3
446 and 458 Arsenal Street	2
35 Gatehouse Drive	1
1001 Trinity Street and 1020 Red River Street	2
Other	10
41
Unconsolidated real estate JVs	4
Properties held for sale	2
Total properties excluded from Same Properties	111
Same Properties	303
Total properties in North America as of June 30, 2023	414

Comparison of results for the three months ended June 30, 2023 to the three months ended June 30, 2022

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended June 30, 2023, compared to the three months ended June 30, 2022 (dollars in thousands). Refer to the “Non-GAAP measures and definitions” section within this Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
Income from rentals:
Same Properties	$442,476	$425,709	$16,767	3.9%
Non-Same Properties	95,413	59,358	36,055	60.7
Rental revenues	537,889	485,067	52,822	10.9

Same Properties	146,123	139,428	6,695	4.8
Non-Same Properties	20,327	16,464	3,863	23.5
Tenant recoveries	166,450	155,892	10,558	6.8

Income from rentals	704,339	640,959	63,380	9.9

Same Properties	225	262	(37)	(14.1)
Non-Same Properties	9,336	2,543	6,793	267.1
Other income	9,561	2,805	6,756	240.9

Same Properties	588,824	565,399	23,425	4.1
Non-Same Properties	125,076	78,365	46,711	59.6
Total revenues	713,900	643,764	70,136	10.9

Same Properties	174,562	163,089	11,473	7.0
Non-Same Properties	37,272	33,195	4,077	12.3
Rental operations	211,834	196,284	15,550	7.9

Same Properties	414,262	402,310	11,952	3.0
Non-Same Properties	87,804	45,170	42,634	94.4
Net operating income	$502,066	$447,480	$54,586	12.2%

Net operating income – Same Properties	$414,262	$402,310	$11,952	3.0%
Straight-line rent revenue	(22,440)	(22,798)	358	(1.6)
Amortization of acquired below-market leases	(8,183)	(13,643)	5,460	(40.0)
Net operating income – Same Properties (cash basis)	$383,639	$365,869	$17,770	4.9%

Income from rentals

Total income from rentals for the three months ended June 30, 2023 increased by $63.4 million, or 9.9%, to $704.3 million, compared to $641.0 million for the three months ended June 30, 2022, as a result of an increase in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the three months ended June 30, 2023 increased by $52.8 million, or 10.9%, to $537.9 million, compared to $485.1 million for the three months ended June 30, 2022. The increase was primarily due to an increase in rental revenues from our Non-Same Properties related to 2.0 million RSF of development and redevelopment projects placed into service subsequent to April 1, 2022 and 13 operating properties aggregating 1.6 million RSF acquired subsequent to April 1, 2022.

Rental revenues from our Same Properties for the three months ended June 30, 2023 increased by $16.8 million, or 3.9%, to $442.5 million, compared to $425.7 million for the three months ended June 30, 2022. The increase was primarily due to rental rate increases on lease renewals and re-leasing of space since April 1, 2022.

Tenant recoveries

Tenant recoveries for the three months ended June 30, 2023 increased by $10.6 million, or 6.8%, to $166.5 million, compared to $155.9 million for the three months ended June 30, 2022. The increase was due to our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to April 1, 2022, as discussed above under “Rental revenues,” and also from our Same Properties related to tenant recoveries from higher operating expenses, as described below.

Same Properties’ tenant recoveries for the three months ended June 30, 2023 increased by $6.7 million, or 4.8%, to $146.1 million, compared to $139.4 million for the three months ended June 30, 2022, primarily due to higher operating expenses during the three months ended June 30, 2023, as discussed under “Rental operations” below. As of June 30, 2023, 93% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended June 30, 2023 increased by $6.8 million, or 240.9%, to $9.6 million, compared to $2.8 million for the three months ended June 30, 2022. The increase in other income was primarily due to an increase in interest income resulting from an increase in average interest rates earned from our money market accounts to over 4.0% during the three months ended June 30, 2023 compared to less than 1.0% during the three months ended June 30, 2022.

Rental operations

Total rental operating expenses for the three months ended June 30, 2023 increased by $15.6 million, or 7.9%, to $211.8 million, compared to $196.3 million for the three months ended June 30, 2022. The increase was partially due to incremental expenses related to our Non-Same Properties, which consist of development and redevelopment projects placed into service and acquired properties, as discussed above under “Rental revenues.”

Same Properties’ rental operating expenses increased by $11.5 million, or 7.0%, to $174.6 million during the three months ended June 30, 2023, compared to $163.1 million for the three months ended June 30, 2022. The increase was primarily the result of increases in (i) repair and maintenance expenses aggregating $4.3 million, primarily due to the timing of and higher rates for services, (ii) contractual costs aggregating $2.1 million, including security and janitorial services, primarily due to increases in rates; and (iii) higher property insurance expenses aggregating $1.8 million, primarily due to increases in insurance premiums.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2023 increased by $2.5 million, or 5.7%, to $45.9 million, compared to $43.4 million for the three months ended June 30, 2022. The increase was primarily due to increases in costs for services required to continue to support our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired, as discussed above under “Rental revenues.” As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended June 30, 2023 and 2022 were 9.7% and 9.8%, respectively.

Interest expense

Interest expense for the three months ended June 30, 2023 and 2022 consisted of the following (dollars in thousands):

	Three Months Ended June 30,
Component	2023	2022	Change
Gross interest	$108,746	$92,459	$16,287
Capitalized interest	(91,674)	(68,202)	(23,472)
Interest expense	$17,072	$24,257	$(7,185)

Average debt balance outstanding(1)	$11,346,604	$10,300,789	$1,045,815
Weighted-average annual interest rate(2)	3.8%	3.6%	0.2%
(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the three months ended June 30, 2023, compared to the three months ended June 30, 2022, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$500 million unsecured senior notes payable due 2053	5.26%	February 2023	$6,448
$500 million unsecured senior notes payable due 2035 – green bond	4.88%	February 2023	5,959
Increase in construction borrowing under secured notes payable	8.08%		1,406
Rate increases on borrowings under commercial paper program and from unsecured senior line of credit			1,781
Other increase in interest			693
Change in gross interest			16,287
Increase in capitalized interest			(23,472)
Total change in interest expense			$(7,185)

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the three months ended June 30, 2023 increased by $31.5 million, or 13.0%, to $273.6 million, compared to $242.1 million for the three months ended June 30, 2022. The increase was primarily due to additional depreciation from development and redevelopment projects placed into service and properties acquired, as discussed above under “Rental revenues.”

Impairment of real estate

During the three months ended June 30, 2023, we recognized real estate impairment charges aggregating $168.6 million, primarily to reduce the carrying amount of a three-building office campus in our Route 128 submarket classified as held for sale during this period, to its current fair value less costs to sell. For more information, refer to the “Sales of real estate assets and impairment charges” section of Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report.

Loss on early extinguishment of debt

During the three months ended June 30, 2022, we recognized a loss on early extinguishment of debt of $3.3 million, including a prepayment penalty and the write-off of unamortized loan fees, related to the repayment of two secured notes payable.

Investment loss

During the three months ended June 30, 2023, we recognized an investment loss aggregating $78.3 million. This loss comprised unrealized losses and reclassifications of $77.9 million resulting from a $47.3 million decrease primarily in the fair value of our investments in privately held entities that report NAV and a $30.6 million reclassification of unrealized gains recognized in prior periods into realized gains upon the sales of investments during the three months ended June 30, 2023. The investment loss also included realized losses of $371 thousand, primarily comprising impairment charges of $23.0 million mainly related to three non-real estate investments in privately held entities that do not report NAV, offset by the realized gains related to the sales of investments and distributions received during the three months ended June 30, 2023.

During the three months ended June 30, 2022, we recognized investment loss aggregating $39.5 million, which consisted of $68.1 million of unrealized losses and $28.6 million of realized gains. For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report.

Gain on sales of real estate

During the three months ended June 30, 2023, we recognized $214.8 million of gains related to the completion of six real estate dispositions. The gains were classified in gain on sales of real estate within our consolidated statements of operations for the three months ended June 30, 2023.

During the three months ended June 30, 2022, we recognized $214.2 million of gains primarily related to the completion of 14 real estate dispositions. The gains were classified in gain on sales of real estate within our consolidated statements of operations for the three months ended June 30, 2022.

For more information about our sales of real estate, refer to the “Sales of real estate assets and impairment charges” section of Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report.

Other comprehensive income

Total other comprehensive income for the three months ended June 30, 2023 increased by $10.1 million to aggregate net unrealized gains of $3.9 million, compared to net unrealized losses of $6.1 million for the three months ended June 30, 2022, primarily related to unrealized gains on foreign currency translation related to our operations in Canada.

Comparison of results for the six months ended June 30, 2023 to the six months ended June 30, 2022

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the six months ended June 30, 2023, compared to the six months ended June 30, 2022 (dollars in thousands). Refer to the “Non-GAAP measures and definitions” section within this Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Income from rentals:
Same Properties	$807,428	$775,081	$32,347	4.2%
Non-Same Properties	248,763	179,523	69,240	38.6
Rental revenues	1,056,191	954,604	101,587	10.6

Same Properties	267,972	250,454	17,518	7.0
Non-Same Properties	68,125	48,455	19,670	40.6
Tenant recoveries	336,097	298,909	37,188	12.4

Income from rentals	1,392,288	1,253,513	138,775	11.1

Same Properties	351	446	(95)	(21.3)
Non-Same Properties	22,056	4,870	17,186	352.9
Other income	22,407	5,316	17,091	321.5

Same Properties	1,075,751	1,025,981	49,770	4.9
Non-Same Properties	338,944	232,848	106,096	45.6
Total revenues	1,414,695	1,258,829	155,866	12.4

Same Properties	317,876	293,222	24,654	8.4
Non-Same Properties	100,891	84,390	16,501	19.6
Rental operations	418,767	377,612	41,155	10.9

Same Properties	757,875	732,759	25,116	3.4
Non-Same Properties	238,053	148,458	89,595	60.4
Net operating income	$995,928	$881,217	$114,711	13.0%

Net operating income – Same Properties	$757,875	$732,759	$25,116	3.4%
Straight-line rent revenue	(40,145)	(49,278)	9,133	(18.5)
Amortization of acquired below-market leases	(14,914)	(23,300)	8,386	(36.0)
Net operating income – Same Properties (cash basis)	$702,816	$660,181	$42,635	6.5%

Income from rentals

Total income from rentals for the six months ended June 30, 2023 increased by $138.8 million, or 11.1%, to $1.4 billion, compared to $1.3 billion for the six months ended June 30, 2022, as a result of increase in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the six months ended June 30, 2023 increased by $101.6 million, or 10.6%, to $1.1 billion, compared to $1.0 billion for the six months ended June 30, 2022. The increase was primarily due to an increase in rental revenues from our Non-Same Properties related to 4.0 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2022 and 41 operating properties aggregating 4.2 million RSF acquired subsequent to January 1, 2022.

Rental revenues from our Same Properties for the six months ended June 30, 2023 increased by $32.3 million, or 4.2%, to $807.4 million, compared to $775.1 million for the six months ended June 30, 2022. The increase was primarily due to rental rate increases on lease renewals and re-leasing of space since January 1, 2022.

Tenant recoveries

Tenant recoveries for the six months ended June 30, 2023 increased by $37.2 million, or 12.4%, to $336.1 million, compared to $298.9 million for the six months ended June 30, 2022. This increase was partially from our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to January 1, 2022, as discussed above under “Rental revenues.”

Same Properties’ tenant recoveries for the six months ended June 30, 2023 increased by $17.5 million, or 7.0%, to $268.0 million, compared to $250.5 million for the six months ended June 30, 2022, primarily due to higher operating expenses during the six months ended June 30, 2023, as discussed under “Rental operations” below. As of June 30, 2023, 93% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the six months ended June 30, 2023 and 2022 was $22.4 million and $5.3 million, respectively, which primarily consisted of construction management fees and interest income earned during each respective period. The increase in other income was primarily due to a $5.3 million leasing fee related to a joint venture in our Seattle market and an increase in interest income resulting from an increase in average interest rates earned from our money market accounts to over 4.0% during the six months ended June 30, 2023, compared to less than 1.0% during the six months ended June 30, 2022.

Rental operations

Total rental operating expenses for the six months ended June 30, 2023 increased by $41.2 million, or 10.9%, to $418.8 million, compared to $377.6 million for the six months ended June 30, 2022. The increase was partially due to incremental expenses related to our Non-Same Properties, which consist of development and redevelopment projects placed into service and acquired properties, as discussed above under “Rental revenues.”

Same Properties’ rental operating expenses increased by $24.7 million, or 8.4%, to $317.9 million during the six months ended June 30, 2023, compared to $293.2 million for the six months ended June 30, 2022. The increase was primarily the result of increases in (i) repair and maintenance expenses aggregating $7.0 million, primarily due to the timing of and higher rates for services; (ii) contractual costs aggregating $2.8 million, including security and janitorial services, primarily due to increases in rates; and (iii) property insurance expenses aggregating $2.8 million, primarily due to increases in insurance premiums.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2023 increased by $9.8 million, or 11.6%, to $94.1 million, compared to $84.3 million for the six months ended June 30, 2022. The increase was primarily due to annual compensation increases and increases in costs for services required to continue to support our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired, as discussed above under “Rental revenues.” As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended June 30, 2023 and 2022 were 9.7% and 9.8%, respectively.

Interest expense

Interest expense for the six months ended June 30, 2023 and 2022 consisted of the following (dollars in thousands):

	Six Months Ended June 30,
Component	2023	2022	Change
Gross interest	$209,570	$179,662	$29,908
Capitalized interest	(178,744)	(125,965)	(52,779)
Interest expense	$30,826	$53,697	$(22,871)

Average debt balance outstanding(1)	$11,001,895	$10,188,517	$813,378
Weighted-average annual interest rate(2)	3.8%	3.5%	0.3%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$1.0 billion unsecured senior notes payable	3.63%	February 2022	$4,450
$800 million unsecured senior notes payable – green bond	3.07%	February 2022	2,974
$500 million unsecured senior notes payable due 2053	5.26%	February 2023	8,938
$500 million unsecured senior notes payable due 2035 – green bond	4.88%	February 2023	9,671
Increase in construction borrowing under secured notes payable	8.08%		2,470
Rate increases on borrowings under commercial paper program and from unsecured senior line of credit			3,052
Other increase in interest			1,613
Total increases			33,168
Decreases in interest incurred due to:
Repayment of secured notes payable	3.40%	April 2022	(1,787)
Lower average outstanding balances under commercial paper program and on unsecured senior line of credit			(1,473)
Total decreases			(3,260)
Change in gross interest			29,908
Increase in capitalized interest			(52,779)
Total change in interest expense			$(22,871)
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the six months ended June 30, 2023 increased by $56.1 million, or 11.6%, to $538.9 million, compared to $482.7 million for the six months ended June 30, 2022. The increase was primarily due to additional depreciation from development and redevelopment projects placed into service and properties acquired, as discussed above under “Rental revenues.”

Impairment of real estate

During the six months ended June 30, 2023, we recognized real estate impairment charges aggregating $168.6 million, primarily to reduce the carrying amount of a three-building office campus in our Route 128 submarket to its current fair value less costs to sell, upon its classification as held for sale. For more information, refer to the “Sales of real estate assets and impairment charges” section of Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report.

Loss on early extinguishment of debt

During the six months ended June 30, 2022, we recognized a loss on early extinguishment of debt of $3.3 million, including a prepayment penalty and the write-off of unamortized loan fees, related to the repayment of two secured notes payable.

Investment loss

During the six months ended June 30, 2023, we recognized an investment loss aggregating $123.4 million. This loss comprised unrealized losses and reclassifications of $143.8 million resulting from a $85.1 million decrease primarily in the fair value of our investments in privately held entities that report NAV and a $58.6 million reclassification of unrealized gains recognized in prior periods into realized gains upon the sales of investments during the six months ended June 30, 2023. The investment loss also included realized gains of $20.4 million, primarily comprising realized gains on the sales of investments and distributions received, partially offset by impairment charges of $23.0 million primarily related to three non-real estate investments in privately held entities that do not report NAV.

During the six months ended June 30, 2022, we recognized investment loss aggregating $279.8 million, which consisted of $51.8 million of realized gains and $331.6 million of unrealized losses.

For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report. For our impairments accounting policy, refer to the “Investments” section of Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements under Item 1 of this report.

Gain on sales of real estate

During the six months ended June 30, 2023, we recognized $214.8 million of gains related to the completion of six real estate dispositions. The gains were classified in gain on sales of real estate within our consolidated statements of operations for the six months ended June 30, 2023.

During the six months ended June 30, 2022, we recognized $214.2 million of gains primarily related to the completion of 14 real estate dispositions. The gains were classified in gain on sales of real estate within our consolidated statements of operations for the six months ended June 30, 2022.

For more information about our sales of real estate, refer to the “Sales of real estate assets and impairment charges” section of Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report.

Other comprehensive income

Total other comprehensive income for the six months ended June 30, 2023 increased by $8.8 million to aggregate net unrealized gains of $4.2 million, compared to net unrealized losses of $4.6 million for the six months ended June 30, 2022, primarily related to unrealized gains on foreign currency translation related to our operations in Canada.

Summary of capital expenditures

Our construction spending for the six months ended June 30, 2023 and projected spending for the remainder of the year ending December 31, 2023 consisted of the following (in thousands):

	Six Months Ended June 30, 2023	Projected Midpoint for the Year Ending December 31, 2023
Construction spending(1)	$1,870,874	$3,471,000	(2)
Contribution from existing real estate joint ventures as of June 30, 2023	(215,557)	(536,000)
Total construction spending	$1,655,317	$2,935,000
Guidance range		$2,785,000 – $3,085,000
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

The following table summarizes projected capital contributions from partners in our consolidated joint ventures to fund construction through 2026 (in thousands):

Contributing from Partners in Our Existing Consolidated Real Estate Joint Ventures
Projected timing	Amount(1)
Three months ending September 30, 2023 and three months ending December 31, 2023	$320,000
2024 Through 2026	1,019,000
Total	$1,339,000

(1)Amounts represent reductions to our consolidated construction spending.

Capitalization of interest

Our construction spending includes capitalized interest. The table below provides key categories of interest capitalized during the six months ended June 30, 2023:

Percentage of Total Capitalized Interest
Value-creation pipeline: development and redevelopments	87%
Smaller redevelopment and repositioning capital projects	13
100%

The table below provides categories of additional operating RSF under our value-creation pipeline as of June 30, 2023, of which 68% of RSF is within our existing mega campuses:

	Upon Completion of Construction
	Additional Operating RSF	Growth in Operating RSF

Under construction and committed near-term projects(1)	6,713,858	82%
Value-add pre-construction: primarily mega campus entitlement, permitting, design, and site work	27,018,167
Value-creation pipeline: development and redevelopments	33,732,025

(1)Represents projects under construction aggregating 5.3 million RSF and four near-term projects aggregating 1.4 million RSF expected to commence construction during the next three quarters after June 30, 2023, which are 70% leased/negotiating and are expected to generate $605 million in incremental net operating income from the third quarter of 2023 through the second quarter of 2026.

Projected results

We present updated guidance for EPS attributable to Alexandria’s common stockholders – diluted, funds from operations per share attributable to Alexandria’s common stockholders – diluted, and funds from operations per share attributable to Alexandria’s common stockholders – diluted, as adjusted, based on our current view of existing market conditions and other assumptions for the year ending December 31, 2023 as set forth in the tables below. The tables below also provide a reconciliation of EPS attributable to Alexandria’s common stockholders – diluted, the most directly comparable financial measure presented in accordance with GAAP, to funds from operations per share and funds from operations per share, as adjusted, non-GAAP measures, and other key assumptions included in our updated guidance for the year ending December 31, 2023. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. Refer to our discussion of “Forward-looking statements” within this Item 2.

Projected 2023 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted	As of 7/24/23	As of 4/24/23	Key Changes
Earnings per share(1)	$2.72 to $2.78	$2.21 to $2.31
Depreciation and amortization of real estate assets	5.55	5.55
Gain on sales of real estate	(1.26)	—	(2)
Impairment of real estate – rental properties	0.98	0.81
Allocation of unvested restricted stock awards	(0.04)	(0.04)
Funds from operations per share(3)	$7.95 to $8.01	$8.53 to $8.63
Unrealized losses on non-real estate investments	0.84	0.39
Impairment of non-real estate investments	0.13	—	(2)
Impairment of real estate	0.02	—
Allocation to unvested restricted stock awards	(0.01)	(0.01)
Funds from operations per share, as adjusted(3)	$8.93 to $8.99	$8.91 to $9.01	No change to midpoint; range narrowed by 4 cents
Midpoint	$8.96	$8.96

(1)Excludes unrealized gains or losses after June 30, 2023 that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.
(2)Refer to the “Sales of real estate assets and impairment charges” section of Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report for additional information.
(3)Refer to the definition of “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

Key Assumptions(1) (Dollars in millions)	As of 7/24/2023		As of 4/24/23
	Low	High	Low	High	Key Changes

Occupancy percentage for operating properties in North America as of December 31, 2023	94.6%	95.6%	94.6%	95.6%	No change
Lease renewals and re-leasing of space:
Rental rate increases	28.0%	33.0%	28.0%	33.0%
Rental rate increases (cash basis)	12.0%	17.0%	12.0%	17.0%
Same property performance:
Net operating income increases	2.0%	4.0%	2.0%	4.0%
Net operating income increases (cash basis)	4.0%	6.0%	4.0%	6.0%
Straight-line rent revenue	$130	$145	$130	$145
General and administrative expenses	$183	$193	$183	$193
Capitalization of interest	$342	$362	$342	$362
Interest expense	$74	$94	$74	$94

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

Key Credit Metrics	As of 7/24/2023	As of 4/24/23	Key Changes

Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2023 annualized	Less than or equal to 5.1x	Less than or equal to 5.1x	No change
Fixed-charge coverage ratio – fourth quarter of 2023 annualized	4.5x to 5.0x	4.5x to 5.0x

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling(1) Interest Share		Operating RSF at 100%
50 and 60 Binney Street/Greater Boston/Cambridge/Inner Suburbs	66.0%		532,395
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%		388,270
100 and 225 Binney Street and 300 Third Street/Greater Boston/Cambridge/Inner Suburbs	70.0%		870,106
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	25.0%		—	(2)
15 Necco Street/Greater Boston/Seaport Innovation District	32.7%	(3)	—	(2)
Other joint venture/Greater Boston	39.1%		—	(2)
Alexandria Center® for Science and Technology – Mission Bay/San Francisco Bay Area/Mission Bay(4)	75.0%		1,005,879
1450 Owens Street/San Francisco Bay Area/Mission Bay	53.6%	(5)	—	(2)
601, 611, 651(2), 681, 685, and 701 Gateway Boulevard/San Francisco Bay Area/ South San Francisco	50.0%		785,444
751 Gateway Boulevard/San Francisco Bay Area/South San Francisco	49.0%		—	(2)
211(2) and 213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%		300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%		155,685
Alexandria Center® for Life Science – Millbrae/San Francisco Bay Area/South San Francisco	53.8%		—	(2)
3215 Merryfield Row/San Diego/Torrey Pines	70.0%		170,523
Campus Point by Alexandria/San Diego/University Town Center(6)	45.0%		1,337,916
5200 Illumina Way/San Diego/University Town Center	49.0%		792,687
9625 Towne Centre Drive/San Diego/University Town Center	70.0%		163,648
SD Tech by Alexandria/San Diego/Sorrento Mesa(7)	50.0%		877,103
Pacific Technology Park/San Diego/Sorrento Mesa	50.0%		544,352
Summers Ridge Science Park/San Diego/Sorrento Mesa(8)	70.0%		316,531
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street /Seattle/Lake Union	70.0%		321,218
400 Dexter Avenue North/Seattle/Lake Union	70.0%		290,754
800 Mercer Street/Seattle/Lake Union	40.0%		—	(2)

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(9)		Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%		586,208
1401/1413 Research Boulevard/Maryland/Rockville	65.0%	(10)	(11)
1450 Research Boulevard/Maryland/Rockville	73.2%	(10)	42,679
101 West Dickman Street/Maryland/Beltsville	57.9%	(10)	135,423

(1)In addition to the consolidated real estate joint ventures listed, various joint venture partners hold insignificant noncontrolling interests in two other real estate joint ventures in North America.
(2)Represents a property currently under construction or in our value-creation pipeline. Refer to the sections under “New Class A/A+ development and redevelopment properties” within this Item 2 for additional details.
(3)The noncontrolling interest share is expected to increase to 43% as one of our joint venture partners contributes the remaining costs to complete the project over time.
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
(10)Represents a joint venture with a local real estate operator in which our joint venture partner manages the day-to-day activities that significantly affect the economic performance of the joint venture.
(11)Represents a joint venture with a distinguished retail real estate developer for a retail shopping center aggregating 84,837 RSF.

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of June 30, 2023 (dollars in thousands):

	Maturity Date	Stated Rate		Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture					Aggregate Commitment	Debt Balance(2)
1401/1413 Research Boulevard	12/23/24	2.70%		3.31%	$28,500	$28,244	65.0%
1655 and 1725 Third Street	3/10/25	4.50%		4.57%	600,000	599,293	10.0%
101 West Dickman Street	11/10/26	SOFR+1.95%	(3)	7.11%	26,750	13,107	57.9%
1450 Research Boulevard	12/10/26	SOFR+1.95%	(3)	7.17%	13,000	6,383	73.2%
					$668,250	$647,027
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of June 30, 2023.
(3)This loan is subject to a fixed SOFR floor rate of 0.75%.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures as of and for the three and six months ended June 30, 2023 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	June 30, 2023		June 30, 2023
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Total revenues	$101,344	$203,312	$2,682	$5,399
Rental operations	(29,202)	(58,890)	(768)	(1,550)
	72,142	144,422	1,914	3,849
General and administrative	(350)	(817)	(34)	(66)
Interest	(5)	(10)	(844)	(1,694)
Depreciation and amortization of real estate assets	(28,220)	(56,398)	(855)	(1,714)
Fixed returns allocated to redeemable noncontrolling interests(1)	201	402	—	—
	$43,768	$87,599	$181	$375
Straight-line rent and below-market lease revenue	$4,133	$8,834	$297	$583
Funds from operations(2)	$71,988	$143,997	$1,036	$2,089

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

	As of June 30, 2023
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$3,696,860	$117,715
Cash, cash equivalents, and restricted cash	129,240	6,488
Other assets	390,017	11,477
Secured notes payable	(22,822)	(90,557)
Other liabilities	(223,481)	(7,322)
Redeemable noncontrolling interests	(52,628)	—
	$3,917,186	$37,801

During the six months ended June 30, 2023 and 2022, our consolidated real estate joint ventures distributed an aggregate of $134.6 million and $92.1 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries. The tables below summarize components of our investment income (loss) and non-real estate investments (in thousands). For additional information, refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report.

	June 30, 2023
	Three Months Ended		Six Months Ended		Year Ended December 31, 2022
Realized (losses) gains	$(371)	(1)	$20,373	(1)	$80,435
Unrealized losses	(77,897)	(2)	(143,752)	(2)	(412,193)	(3)
Investment loss	$(78,268)		$(123,379)		$(331,758)

	June 30, 2023					December 31, 2022
Investments	Cost		Unrealized Gains	Unrealized Losses	Carrying Amount	Carrying Amount
Publicly traded companies	$201,526		$58,748	$(109,382)	$150,892	$207,139
Entities that report NAV	470,731		218,001	(11,361)	677,371	759,752
Entities that do not report NAV:
Entities with observable price changes	105,605		96,529	(1,224)	200,910	193,784
Entities without observable price changes	393,065		—	—	393,065	388,940
Investments accounted for under the equity method of accounting	N/A		N/A	N/A	73,756	65,459
June 30, 2023	$1,170,927	(4)	$373,278	$(121,967)	$1,495,994	$1,615,074

December 31, 2022	$1,152,613		$506,404	$(109,402)	$1,615,074

Public/Private Mix (Cost)	Tenant/Non-Tenant Mix (Cost)

(1)Includes impairments of $23.0 million primarily related to three non-real estate investments in privately held entities that do not report NAV.
(2)Consists of unrealized losses of $47.3 million and $85.1 million primarily resulting from the decrease in the fair value of our investments in privately held entities that report NAV and $30.6 million and $58.6 million of accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our sales of investments during the three and six months ended June 30, 2023, respectively.
(3)Consists of unrealized losses of $274.2 million primarily resulting from the decrease in the fair value of our investments in publicly traded companies and $138.0 million of accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our sales of investments during the year ended December 31, 2022.
(4)Represents 2.8% of gross assets as of June 30, 2023.

Liquidity

Liquidity		Minimal Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit

$6.3B		(in millions)

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$5,000
Outstanding forward equity sales agreements(1)	103
Cash, cash equivalents, and restricted cash	960
Remaining construction loan commitments	103
Investments in publicly traded companies	151
Liquidity as of June 30, 2023	$6,317

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

Over the next several years, our balance sheet, capital structure, and liquidity objectives are as follows:

•Retain cash flows from operating activities after payment of dividends and distributions to noncontrolling interests for investment in development and redevelopment projects and/or acquisitions;
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
•Maintain solid credit metrics;
•Prudently manage variable-rate debt exposure;
•Maintain a large, unencumbered asset pool to provide financial flexibility;
•Fund common stock dividends and distributions to noncontrolling interests from net cash provided by operating activities;
•Manage a disciplined level of value-creation projects as a percentage of our gross real estate assets; and
•Maintain high levels of pre-leasing and percentage leased in value-creation projects.

The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; outstanding forward equity sales agreements; cash, cash equivalents, and restricted cash; availability under our secured construction loan; and investments in publicly traded companies as of June 30, 2023 (in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance(1)	Remaining Commitments/Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	SOFR+0.835%	$5,000,000	$—	$5,000,000
Outstanding forward equity sales agreements(2)				102,781
Cash, cash equivalents, and restricted cash				960,290
Remaining construction loan commitments	SOFR+2.70%	$195,300	$91,290	103,034
Investments in publicly traded companies				150,892
Liquidity as of June 30, 2023				$6,316,997

(1)Represents outstanding principal, net of unamortized deferred financing costs, as of June 30, 2023.
(2)Represents expected net proceeds from the future settlement of 699 thousand shares of common stock under forward equity sales agreements after underwriter discounts.

Cash, cash equivalents, and restricted cash

As of June 30, 2023 and December 31, 2022, we had $1.0 billion and $858.0 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash provided by operating activities, proceeds from real estate asset sales, sales of partial interests, strategic real estate joint ventures, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured senior notes payable, borrowings under our secured construction loans, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the six months ended June 30, 2023 and 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Net cash provided by operating activities	$784,043	$530,120	$253,923
Net cash used in investing activities	$(1,434,101)	$(3,096,199)	$1,662,098
Net cash provided by financing activities	$752,558	$2,668,900	$(1,916,342)

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the six months ended June 30, 2023 increased by $253.9 million to $784.0 million, compared to $530.1 million for the six months ended June 30, 2022. The increase was primarily attributable to the following since January 1, 2022: (i) cash flows generated from our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions, and (iii) increases in rental rates on lease renewals and re-leasing of space.

Investing activities

Cash used in investing activities for the six months ended June 30, 2023 and 2022 consisted of the following (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022
Sources of cash from investing activities:
Proceeds from sales of real estate	$592,630	$375,379	$217,251
Sales of and distributions from non-real estate investments	109,335	90,228	19,107
Change in escrow deposits	13,663	138,440	(124,777)
Return of capital from unconsolidated real estate joint ventures	—	471	(471)
	715,628	604,518	111,110
Uses of cash for investing activities:
Purchases of real estate	233,317	2,182,699	(1,949,382)
Additions to real estate	1,812,241	1,377,589	434,652
Investments in unconsolidated real estate joint ventures	332	336	(4)
Additions to non-real estate investments	103,839	140,093	(36,254)
	2,149,729	3,700,717	(1,550,988)

Net cash used in investing activities	$1,434,101	$3,096,199	$(1,662,098)

The decrease in net cash used in investing activities for the six months ended June 30, 2023 when compared to the six months ended June 30, 2022 was primarily due to a decreased use of cash for purchases of real estate, partially offset by increased use of cash for additions to real estate. Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Financing activities

Cash flows provided by financing activities for the six months ended June 30, 2023 and 2022 consisted of the following (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Borrowings from secured notes payable	$32,550	$15,973	$16,577
Repayments of borrowings from secured notes payable	—	(906)	906
Payment for the defeasance of secured notes payable	—	(198,304)	198,304
Proceeds from issuance of unsecured senior notes payable	996,205	1,793,318	(797,113)
Borrowings from unsecured senior line of credit	375,000	1,180,000	(805,000)
Repayments of borrowings from unsecured senior line of credit	(375,000)	(1,180,000)	805,000
Proceeds from issuances under commercial paper program	1,705,000	7,410,000	(5,705,000)
Repayments of borrowings under commercial paper program	(1,705,000)	(7,530,000)	5,825,000
Payments of loan fees	(10,113)	(17,596)	7,483
Changes related to debt	1,018,642	1,472,485	(453,843)

Contributions from and sales of noncontrolling interests	299,531	1,029,134	(729,603)
Distributions to and purchases of noncontrolling interests	(134,617)	(92,224)	(42,393)
Proceeds from issuance of common stock	—	646,316	(646,316)
Dividends on common stock	(418,477)	(371,547)	(46,930)
Taxes paid related to net settlement of equity awards	(12,521)	(15,264)	2,743
Net cash provided by financing activities	$752,558	$2,668,900	$(1,916,342)

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2023 will be satisfied by the multiple sources of capital shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations. Key updates to the midpoints of our guidance ranges for our 2023 key sources and uses of capital include the following:

•During the three months ended June 30, 2023, we pivoted our strategy toward harvesting value by selling 100% interests in non-core properties and/or properties not integral to our mega campus strategy in lieu of seeking a new real estate joint venture partner for one of our active development projects.
•This resulted in increases to (i) proceeds from dispositions and sales of partial interests by $225 million, and (ii) our share of construction spending by $210 million, as this amount was previously expected to be funded by a future joint venture partner.
•The revised midpoint to our 2023 guidance range for dispositions and sales of partial interests is $1.75 billion.
•The revised midpoint to our 2023 guidance range for construction spending is $2.9 billion. Total 2023 construction spending before contributions from real estate joint venture partners remains unchanged from our prior forecast at $3.5 billion. Refer to “Summary of capital expenditures” within this Item 2 for additional details.

Key Sources and Uses of Capital (In millions)	Midpoint			2023 Guidance
	As of 4/24/23	Key Changes	As of 7/24/23	Range		Midpoint	Certain Completed Items
Sources of capital:
Incremental debt	$650	$(15)	$635	$560	$710	$635
Excess 2022 bond capital held as cash at December 31, 2022	300	—	300	300	300	300	$300	(1)
Net cash provided by operating activities after dividends	375	—	375	350	400	375
Dispositions and sales of partial interests	1,525	225	1,750	1,650	1,850	1,750	$701	(2)
Future settlement of forward equity sales agreements outstanding as of December 31, 2022	100	—	100	100	100	100	$100	(3)
Total sources of capital before excess cash expected to be held at December 31, 2023	$2,950	$210	$3,160	$2,960	$3,360	$3,160
Cash expected to be held at December 31, 2023(4)	$275	$—	275	125	425	275
Total sources of capital				$3,085	$3,785	$3,435
Uses of capital:
Construction	$2,725	$210	$2,935	$2,785	$3,085	$2,935
Acquisitions	225	—	225	175	275	225	$235
Total uses of capital	$2,950	$210	$3,160	$2,960	$3,360	$3,160
Incremental debt (included above):
Issuance of unsecured senior notes payable				$1,000	$1,000	$1,000	$1,000	(5)
Unsecured senior line of credit, commercial paper, and other				(440)	(290)	(365)
Net incremental debt				$560	$710	$635

(1)Represents $300.0 million of excess 2022 bond capital proceeds held as cash at December 31, 2022, which we used to reduce our 2023 debt capital needs.
(2)In addition to completed transactions, we have pending transactions subject to signed letters of intent or purchase and sale agreements aggregating $175.0 million as of the date of this report.
(3)Represents outstanding forward equity sales agreements to sell 699 thousand shares of common stock under our ATM program entered into during 2022 and expected to be settled during the second half of 2023. Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements under Item 1 of this report for additional information.
(4)Represents estimated excess 2023 bond capital proceeds expected to be held as cash at December 31, 2023, which reduces our 2024 debt capital needs.
(5)Represents $1.0 billion of unsecured senior notes payable issued in February 2023. Refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

The key assumptions behind the sources and uses of capital in the table above include favorable real estate and capital market environments, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under Part I; and “Item 1A. Risk factors” and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2022; as well as “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q. We expect to update our forecast for sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $350.0 million to $400.0 million of net cash flows from operating activities after payment of common stock dividends, and distributions to noncontrolling interests for the year ending December 31, 2023. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. For the year ending December 31, 2023, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be delivered, and contributions from Same Properties and recently acquired properties to contribute increases in income from rentals, net operating income, and cash flows. We anticipate contractual near-term growth in annual net operating income (cash basis) of $38 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to the “Cash flows” subsection of the “Liquidity” section within this Item 2 for a discussion of cash flows provided by operating activities for the six months ended June 30, 2023.

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

In June 2023, we amended our unsecured senior line of credit to increase the aggregate commitments available for borrowing to $5.0 billion from $4.0 billion. As of June 30, 2023, our unsecured senior line of credit has aggregate commitments of $5.0 billion and bears an interest rate of SOFR plus 0.835%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.14% based on the aggregate commitments outstanding. Based upon our ability to achieve certain annual sustainability targets, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.

During the three months ended March 31, 2023, we achieved certain annual sustainability targets, as described in our unsecured senior line of credit agreement, which reduced the borrowing rate by four basis points for a one-year period to SOFR plus 0.835%, from SOFR plus 0.875%, and reduced the facility fee by one basis point to 0.14% from 0.15%. As of June 30, 2023, we had no outstanding balance on our unsecured senior line of credit.

We established a commercial paper program that provides us with the ability to issue up to $2.0 billion of commercial paper notes with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance under our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit. The commercial paper notes sold during the six months ended June 30, 2023 were issued at a weighted-average yield to maturity of 5.16%. As of June 30, 2023, we had no outstanding notes under our commercial paper program.

In July 2023, we increased the aggregate amount we may issue from time to time under our commercial paper program to $2.5 billion from $2.0 billion. Refer to Note 16 – “Subsequent event” to our unaudited consolidated financial statements for additional information.

In February 2023, we opportunistically issued $1.0 billion of unsecured senior notes payable with a weighted-average interest rate of 4.95% and a weighted-average maturity of 21.2 years. The unsecured senior notes consisted of $500.0 million of 4.75% green unsecured senior notes due 2035 and $500.0 million of 5.15% unsecured senior notes due 2053.

The following table presents our average debt outstanding and weighted-average interest rates during the three and six months ended June 30, 2023 (dollars in thousands):

	Average Debt Outstanding		Weighted-Average Interest Rate
	June 30, 2023		June 30, 2023
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Long-term fixed-rate debt	$11,171,607	$10,922,407	3.64%	3.60%
Short-term variable-rate unsecured senior line of credit and commercial paper program debt	178,744	132,529	5.45	5.43
Blended average interest rate	11,350,351	11,054,936	3.67	3.62
Loan fee amortization and annual facility fee related to unsecured senior line of credit	N/A	N/A	0.10	0.11
Total/weighted average	$11,350,351	$11,054,936	3.77%	3.73%

Real estate dispositions, sales of partial interests, and issuances of common equity

We expect to continue to focus on the disciplined execution of select sales of real estate. Future sales will provide an important source of capital to fund a portion of pending and recently completed opportunistic acquisitions and our highly leased value-creation development and redevelopment projects, and also provide significant capital for growth. We may also consider additional sales of partial interests in core Class A/A+ properties and/or development projects. For 2023, we expect real estate dispositions, sales of partial interests, and issuances of common equity ranging from $1.8 billion to $2.0 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.

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

Common equity transactions

Pursuant to our outstanding forward equity sales agreements, we have the ability to issue an aggregate of 699 thousand shares of common stock and to receive net proceeds of approximately $102.8 million. During the six months ended June 30, 2023, we did not issue shares to settle our outstanding forward equity agreements. In addition, the remaining amount available under our ATM program for future sales of common stock aggregated $141.9 million as of June 30, 2023.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

Additionally, we, together with joint venture partners, hold interests in real estate joint ventures that we consolidate in our financial statements. These existing joint ventures provide significant equity capital to fund a portion of our future construction spend, and our joint venture partners may also contribute equity into these entities for financing-related activities. From July 1, 2023 through December 31, 2026, we expect to receive capital contributions aggregating $1.3 billion from existing real estate joint venture partners to fund construction. During the year ending December 31, 2023, contributions from noncontrolling interests from existing joint venture partners are expected to aggregate $536.0 million.

Uses of capital

Summary of capital expenditures

One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our value-creation pipeline aggregating 5.3 million RSF of Class A/A+ properties undergoing construction, 9.4 million RSF of near-term and intermediate-term development and redevelopment projects, and 19.1 million SF of future development projects in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to “New Class A/A+ development and redevelopment properties: current projects” and “Summary of capital expenditures” subsections of the “Investments in real estate” section within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period in which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the six months ended June 30, 2023 and 2022 of $178.7 million and $126.0 million, respectively, was classified in investments in real estate in our consolidated balance sheets. The increase in capitalized interest related to the increase in weighted-average interest rate to 3.73% for the six months ended June 30, 2023 from 3.41% for the six months ended June 30, 2022, and the increase in our weighted-average capitalized construction costs to $9.4 billion for the six months ended June 30, 2023 from $7.3 billion for the six months ended June 30, 2022.

Property taxes, insurance on real estate, and indirect project costs, such as construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect costs related to development, redevelopment, pre-construction, and construction projects, aggregating $50.3 million and $43.9 million, and property taxes, insurance on real estate and indirect project costs aggregating $63.0 million and $45.2 million during the six months ended June 30, 2023 and 2022, respectively.

The increase in capitalized costs for the six months ended June 30, 2023, compared to the same period in 2022, was primarily due to an increase in our value-creation pipeline projects undergoing construction and pre-construction activities in 2023 over 2022. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct and indirect project costs related to the asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $29.2 million for the six months ended June 30, 2023.

We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the six months ended June 30, 2023, we capitalized total initial direct leasing costs of $48.7 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Acquisitions

Refer to the “Acquisitions” section in Note 3 – “Investments in real estate” and to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report, and the “Acquisitions” subsection of the “Investments in real estate” section within this Item 2 for information on our acquisitions.

Dividends

During the six months ended June 30, 2023 and 2022, we paid common stock dividends of $418.5 million and $371.5 million, respectively. The increase of $46.9 million in dividends paid on our common stock during the six months ended June 30, 2023, compared to the six months ended June 30, 2022, was primarily due to an increase in the number of common shares outstanding subsequent to January 1, 2022 as a result of issuances of common stock under our ATM program and settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $2.42 per common share paid during the six months ended June 30, 2023 from $2.30 per common share paid during the six months ended June 30, 2022.

Secured notes payable

Secured notes payable as of June 30, 2023 consisted of three notes secured by two properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 8.07%. As of June 30, 2023, the total book value of our investments in real estate securing debt was approximately $273.5 million. As of June 30, 2023, our secured notes payable, including unamortized discounts and deferred financing costs, comprised approximately $649 thousand and $91.3 million of fixed-rate debt and unhedged variable-rate debt, respectively.

Unsecured senior notes payable and unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of June 30, 2023 were as follows:

Covenant Ratios(1)	Requirement	June 30, 2023
Total Debt to Total Assets	Less than or equal to 60%	28%
Secured Debt to Total Assets	Less than or equal to 40%	0.2%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	18.7x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	345%

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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of June 30, 2023 were as follows:

Covenant Ratios(1)	Requirement	June 30, 2023
Leverage Ratio	Less than or equal to 60.0%	27.3%
Secured Debt Ratio	Less than or equal to 45.0%	0.2%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	4.24x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	28.01x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.

Estimated interest payments

Estimated interest payments on our fixed-rate debt are calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of June 30, 2023, 99.2% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements under Item 1 of this report.

Ground lease obligations

Operating lease agreements

Ground lease obligations as of June 30, 2023 included leases for 38 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $6.1 million as of June 30, 2023, our ground lease obligations have remaining lease terms ranging from approximately 30 to 99 years, including available extension options that we are reasonably certain to exercise.

As of June 30, 2023, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $830.9 million and $28.2 million, respectively. We are required to recognize a right-of-use asset and a related liability to account for our future obligations under operating lease arrangements in which we are the lessee. The operating lease liability is measured based on the present value of the remaining lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The right-of-use asset is equal to the corresponding operating lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. As of June 30, 2023, the present value of the remaining contractual payments aggregating $859.1 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $386.5 million, which was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets. As of June 30, 2023, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 42 years, and the weighted-average discount rate was 4.6%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $535.3 million. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to the “Lease accounting” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements under Item 1 in this report for additional information.

Commitments

As of June 30, 2023, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $2.4 billion. In addition, we may be required to incur construction costs associated with our future development projects aggregating 643,331 RSF pursuant to an agreement whereby our counterparty may elect to execute future lease agreements on mutually agreeable terms.

We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain projects, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $30.0 million primarily related to construction projects and an anticipated acquisition.

We are committed to funding approximately $413.4 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV and expire at various dates over the next 12 years, with a weighted-average expiration of 8.4 years as of June 30, 2023.

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

Foreign currency translation gains and losses

The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the six months ended June 30, 2023 primarily due to the changes in the foreign exchange rates for our real estate investments in Canada (in thousands). We reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

Total
Balance as of December 31, 2022	$(20,812)

Other comprehensive income before reclassifications	4,223
Net other comprehensive income	4,223

Balance as of June 30, 2023	$(16,589)

Inflation

As of June 30, 2023, approximately 93% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 96% of our leases (on an annual rental revenue basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of our variable-rate borrowings, including borrowings under our unsecured senior line of credit and commercial paper program, issuances of unsecured senior notes payable, and borrowings under our secured construction loans, and secured loans held by our unconsolidated real estate joint ventures.

In addition, refer to “Item 1A. Risk factors” within “Part II – Other information” in this quarterly report on Form 10-Q for a discussion about risks that inflation directly or indirectly may pose to our business.

Issuer and guarantor subsidiary summarized financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents, on a combined basis, balance sheet information as of June 30, 2023 and December 31, 2022, and results of operations and comprehensive income for the six months ended June 30, 2023 and year ended December 31, 2022 for the Issuer and the Guarantor Subsidiary. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the Guarantor Subsidiary generally based on legal entity ownership.

The following tables present combined summarized financial information as of June 30, 2023 and December 31, 2022, for the six months ended June 30, 2023, and for the year ended December 31, 2022 for the Issuer and Guarantor Subsidiary. Amounts provided do not represent our total consolidated amounts (in thousands):

	June 30, 2023	December 31, 2022
Assets:
Cash, cash equivalents, and restricted cash	$592,824	$465,707
Other assets	116,869	107,287
Total assets	$709,693	$572,994

Liabilities:
Unsecured senior notes payable	$11,091,424	$10,100,717
Unsecured senior line of credit and commercial paper	—	—
Other liabilities	469,693	466,369
Total liabilities	$11,561,117	$10,567,086

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Total revenues	$25,968	$33,052
Total expenses	(128,169)	(277,647)
Net loss	(102,201)	(244,595)
Net income attributable to unvested restricted stock awards	(5,283)	(8,392)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(107,484)	$(252,987)

As of June 30, 2023, 402 of our 414 properties were held indirectly by the REIT’s wholly owned consolidated subsidiary, Alexandria Real Estate Equities, L.P.

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

The following table reconciles net income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three and six months ended June 30, 2023 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	June 30, 2023		June 30, 2023
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Net income	$43,768	$87,599	$181	$375
Depreciation and amortization of real estate assets	28,220	56,398	855	1,714
Funds from operations	$71,988	$143,997	$1,036	$2,089

The following tables present a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three and six months ended June 30, 2023 and 2022 (in thousands, except per share amounts). Per share amounts may not add due to rounding.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023		2022	2023	2022
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$87,260		$269,280	$162,516	$118,511
Depreciation and amortization of real estate assets	270,026		238,565	532,150	475,725
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(28,220)		(26,418)	(56,398)	(50,099)
Our share of depreciation and amortization from unconsolidated real estate JVs	855		934	1,714	1,889
Gain on sales of real estate	(214,810)		(214,219)	(214,810)	(214,219)
Impairment of real estate – rental properties	166,602	(1)	—	166,602	—
Allocation to unvested restricted stock awards	(872)		—	(2,220)	—
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(2)	280,841		268,142	589,554	331,807
Unrealized losses on non-real estate investments	77,897		68,128	143,752	331,561
Impairment of non-real estate investments	22,953	(3)	—	22,953	—
Impairment of real estate	1,973		—	1,973	—
Loss on early extinguishment of debt	—		3,317	—	3,317
Allocation to unvested restricted stock awards	(1,285)		(778)	(2,164)	(3,264)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$382,379		$338,809	$756,068	$663,421

(1)Refer to the “Sales of real estate assets and impairment charges” section in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report for additional information.
(2)Calculated in accordance with standards established by the Nareit Board of Governors.
(3)Primarily related to three non-real estate investments in privately held entities that do not report NAV.

	Three Months Ended June 30,		Six Months Ended June 30,
(Per share)	2023	2022	2023	2022
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$0.51	$1.67	$0.95	$0.74
Depreciation and amortization of real estate assets	1.42	1.32	2.80	2.68
Gain on sales of real estate	(1.26)	(1.33)	(1.26)	(1.34)
Impairment of real estate – rental properties	0.98	—	0.98	—
Allocation to unvested restricted stock awards	(0.01)	—	(0.02)	—
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	1.64	1.66	3.45	2.08
Unrealized losses on non-real estate investments	0.46	0.42	0.84	2.07
Impairment of non-real estate investments	0.13	—	0.13	—
Impairment of real estate	0.02	—	0.02	—
Loss on early extinguishment of debt	—	0.02	—	0.02
Allocation to unvested restricted stock awards	(0.01)	—	(0.01)	(0.02)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$2.24	$2.10	$4.43	$4.15

Weighted-average shares of common stock outstanding – diluted(1)	170,864	161,412	170,824	159,814

(1)Refer to the definition of “Weighted-average shares of common stock outstanding – diluted” in this section within this Item 2 for additional information.

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

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and calculates the Adjusted EBITDA margin for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$133,705	$309,382	$255,398	$191,990
Interest expense	17,072	24,257	30,826	53,697
Income taxes	2,251	2,089	3,382	5,660
Depreciation and amortization	273,555	242,078	538,857	482,737
Stock compensation expense	15,492	14,340	31,978	28,368
Loss on early extinguishment of debt	—	3,317	—	3,317
Gain on sales of real estate	(214,810)	(214,219)	(214,810)	(214,219)
Unrealized losses on non-real estate investments	77,897	68,128	143,752	331,561
Impairment of real estate	168,575	—	168,575	—
Impairment of non-real estate investments	22,953	—	22,953	—
Adjusted EBITDA	$496,690	$449,372	$980,911	$883,111

Total revenues	$713,900	$643,764	$1,414,695	$1,258,829

Adjusted EBITDA margin	70%	70%	69%	70%

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP, for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of June 30, 2023, approximately 93% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of operations.

Capitalization rates

Capitalization rates are calculated based on net operating income and net operating income (cash basis) annualized, excluding lease termination fees, for the quarter preceding the date on which the property is sold, or near-term prospective net operating income.

Capitalized interest

We capitalize interest cost as a cost of a project during periods for which activities necessary to develop or redevelop a project for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Activities necessary to develop or redevelop a project include pre-construction activities such as entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. If we cease activities necessary to prepare a project for its intended use, interest costs related to such project are expensed as incurred.

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

Class A/A+ properties and AAA locations

Class A/A+ properties are properties clustered in AAA locations that provide innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Class A/A+ properties generally command higher annual rental rates than other classes of similar properties.

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

Development, redevelopment, and pre-construction

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A/A+ properties, and property enhancements identified during the underwriting of certain acquired properties, located in collaborative life science, agtech, and advanced technology campuses in AAA innovation clusters. These projects are generally focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate increases in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

Development projects generally consist of the ground-up development of generic and reusable facilities. Redevelopment projects consist of the permanent change in use of office, warehouse, and shell space into laboratory, agtech, or tech space. We generally will not commence new development projects for aboveground construction of new Class A/A+ laboratory, agtech, and tech space without first securing significant pre-leasing for such space, except when there is solid market demand for high-quality Class A/A+ properties.

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

Development, redevelopment, and pre-construction spending also includes the following costs: (i) amounts to bring certain acquired properties up to market standard and/or other costs identified during the acquisition process (generally within two years of acquisition) and (ii) permanent conversion of space for highly flexible, move-in-ready laboratory space to foster the growth of promising early- and growth-stage life science companies.

Revenue-enhancing and repositioning capital expenditures represent spending to reposition or significantly change the use of a property, including through improvement in the asset quality from Class B to Class A/A+.

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

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges and computes the fixed-charge coverage ratio for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Adjusted EBITDA	$496,690	$449,372	$980,911	$883,111

Interest expense	$17,072	$24,257	$30,826	$53,697
Capitalized interest	91,674	68,202	178,744	125,965
Amortization of loan fees	(3,729)	(3,236)	(7,368)	(6,339)
Amortization of debt (discounts) premiums	(304)	(267)	(592)	157
Cash interest and fixed charges	$104,713	$88,956	$201,610	$173,480

Fixed-charge coverage ratio:
– period annualized	4.7x	5.1x	4.9x	5.1x
– trailing 12 months	4.9x	5.1x	4.9x	5.1x

Gross assets

Gross assets are calculated as total assets plus accumulated depreciation as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Total assets	$36,659,257	$35,523,399
Accumulated depreciation	4,646,833	4,354,063
Gross assets	$41,306,090	$39,877,462

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

Investment-grade or publicly traded large cap tenants

Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended June 30, 2023, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Investors Service and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decrease below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.

Investments in real estate – our value-creation pipeline of new Class A/A+ development and redevelopment projects as a percentage of gross assets

The following table presents our value-creation pipeline of new Class A/A+ development and redevelopment projects as a percentage of gross assets as of June 30, 2023:

Percentage of Gross Assets
Under construction projects 70% leased/negotiating	10%
Near-term projects expected to commence construction in the next three quarters 71% leased	1%
Income-producing/potential cash flows/covered land play(1)	8%
Land	3%

(1)Includes projects with existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses. These projects aggregated 1.1% of total annual rental revenue as of June 30, 2023 and are included in our industry mix chart as targeted for a future change in use. Refer to “High-quality and diverse client base in AAA locations” section within this Item 2 for additional information.

Investments in real estate – value-creation square footage currently in rental properties

The square footage presented in the table below is classified as operating as of June 30, 2023. These lease expirations or vacant space at recently acquired properties represent future opportunities for which we have the intent, subject to market conditions and leasing, to commence first-time conversion from non-laboratory space to laboratory space, or to commence future ground-up development:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2023	2024	Thereafter(1)	Total
Near-term projects:
311 Arsenal Street/Cambridge/Inner Suburbs	Redev	—	308,446	—	308,446
401 Park Drive/Fenway	Redev	111,294	—	—	111,294
269 East Grand Avenue/South San Francisco	Redev	—	107,250	—	107,250
3301 Monte Villa Parkway/Bothell	Redev	—	50,552	—	50,552
		111,294	466,248	—	577,542
Intermediate-term projects:
100 Edwin H. Land Boulevard/Cambridge	Dev	—	104,500	—	104,500
219 East 42nd Street/New York City	Dev	—	—	349,947	349,947
10975 and 10995 Torreyana Road/Torrey Pines	Dev	—	84,829	—	84,829
		—	189,329	349,947	539,276
Future projects:
446, 458, 500, and 550 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	392,583	392,583
380 and 420 E Street/Seaport Innovation District	Dev	—	—	195,506	195,506
Other/Greater Boston	Redev	—	—	167,549	167,549
1122 and 1150 El Camino Real/South San Francisco	Dev	—	—	375,232	375,232
3875 Fabian Way/Greater Stanford	Dev	—	—	228,000	228,000
960 Industrial Road/Greater Stanford	Dev	—	—	110,000	110,000
Campus Point by Alexandria/University Town Center	Dev	—	495,192	—	495,192
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	684,866	684,866
10256 Meanley Drive/Sorrento Mesa	Dev	54,664	—	—	54,664
830 4th Avenue South/SoDo	Dev	—	—	42,380	42,380
Other/Seattle	Dev	—	—	102,437	102,437
1020 Red River Street/Austin	Redev	—	—	126,034	126,034
Canada	Redev	—	—	247,743	247,743
		54,664	495,192	2,672,330	3,222,186
		165,958	1,150,769	3,022,277	4,339,004
(1)Includes vacant square footage as of June 30, 2023.

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

Mega campus

Mega campuses are cluster campuses that consist of approximately 1 million RSF or more, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. The following table reconciles our annual rental revenue as of June 30, 2023 (in thousands):

Annual Rental Revenue
Mega campus	$1,510,039
Non-mega campus	495,580
Total	$2,005,619

Mega campus annual rental revenue as a percentage of total annual rental revenue	75%

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

The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of June 30, 2023 and December 31, 2022 (dollars in thousands):

	June 30, 2023		December 31, 2022
Secured notes payable	$91,939		$59,045
Unsecured senior notes payable	11,091,424		10,100,717
Unsecured senior line of credit and commercial paper	—		—
Unamortized deferred financing costs	80,663		74,918
Cash and cash equivalents	(924,370)		(825,193)
Restricted cash	(35,920)		(32,782)
Preferred stock	—		—
Net debt and preferred stock	$10,303,736		$9,376,705

Adjusted EBITDA:
– quarter annualized	$1,986,760		$1,846,936
– trailing 12 months	$1,895,336		$1,797,536

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.2	x	5.1	x
– trailing 12 months	5.4	x	5.2	x

Net operating income, net operating income (cash basis), and operating margin

The following table reconciles net income to net operating income and net operating income (cash basis) and computes operating margin for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$133,705	$309,382	$255,398	$191,990

Equity in earnings of unconsolidated real estate joint ventures	(181)	(213)	(375)	(433)
General and administrative expenses	45,882	43,397	94,078	84,328
Interest expense	17,072	24,257	30,826	53,697
Depreciation and amortization	273,555	242,078	538,857	482,737
Impairment of real estate	168,575	—	168,575	—
Loss on early extinguishment of debt	—	3,317	—	3,317
Gain on sales of real estate	(214,810)	(214,219)	(214,810)	(214,219)
Investment loss	78,268	39,481	123,379	279,800
Net operating income	502,066	447,480	995,928	881,217
Straight-line rent revenue	(29,335)	(27,362)	(62,526)	(69,387)
Amortization of acquired below-market leases	(24,789)	(16,760)	(46,425)	(30,675)
Net operating income (cash basis)	$447,942	$403,358	$886,977	$781,155

Net operating income (cash basis) – annualized	$1,791,768	$1,613,432	$1,773,954	$1,562,310

Net operating income (from above)	$502,066	$447,480	$995,928	$881,217
Total revenues	$713,900	$643,764	$1,414,695	$1,258,829
Operating margin	70%	70%	70%	70%

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

We classify rental revenues and tenant recoveries generated through the leasing of real estate assets within revenues in income from rentals in our consolidated statements of operations. We provide investors with a separate presentation of rental revenues and tenant recoveries in the “Comparison of results for the three months ended June 30, 2023 to the three months ended June 30, 2022” subsection of the “Results of operations” section within this Item 2 because we believe it promotes investors’ understanding of our operating results. We believe that the presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect to net income for any significant variability to components of our operating expenses.

The following table reconciles income from rentals to tenant recoveries for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income from rentals	$704,339	$640,959	$1,392,288	$1,253,513
Rental revenues	(537,889)	(485,067)	(1,056,191)	(954,604)
Tenant recoveries	$166,450	$155,892	$336,097	$298,909

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unencumbered net operating income	$500,923	$446,473	$993,783	$867,433
Encumbered net operating income	1,143	1,007	2,145	13,784
Total net operating income	$502,066	$447,480	$995,928	$881,217
Unencumbered net operating income as a percentage of total net operating income	100%	100%	100%	98%

Weighted-average shares of common stock outstanding – diluted

From time to time, we enter into capital market transactions, including forward equity sales agreements (“Forward Agreements”), to fund acquisitions, to fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. We are required to consider the potential dilutive effect of our Forward Agreements under the treasury stock method while the Forward Agreements are outstanding. As of June 30, 2023, we had Forward Agreements outstanding to sell an aggregate of 699 thousand shares of common stock. Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three and six months ended June 30, 2023 and 2022 are calculated as follows. Also shown are the weighted-average unvested shares associated with restricted stock awards used in calculating the amounts allocable to unvested stock award holders for each of the respective periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic shares for earnings per share	170,864	161,412	170,824	159,814
Forward Agreements	—	—	—	—
Diluted shares for earnings per share	170,864	161,412	170,824	159,814

Basic shares for funds from operations per share and funds from operations per share, as adjusted	170,864	161,412	170,824	159,814
Forward Agreements	—	—	—	—
Diluted shares for funds from operations per share and funds from operations per share, as adjusted	170,864	161,412	170,824	159,814

Weighted-average unvested restricted shares used in the allocations of net income, funds from operations, and funds from operations, as adjusted	2,163	1,806	2,219	1,816

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of June 30, 2023, we did not have any outstanding interest rate hedge agreements.

Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates, assuming a zero percent interest rate floor, on our fixed- and variable-rate debt as of June 30, 2023 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(923)
Rate decrease of 1%	$923

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(717,677)
Rate decrease of 1%	$817,973
These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of June 30, 2023. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because we hold equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in our consolidated balance sheets at fair value. Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV per share are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value of public investments, changes in NAV per share reported by privately held entities, and observable price changes of privately held entities that do not report NAV per share are classified as investment income in our consolidated statements of operations. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of June 30, 2023 (in thousands):

Equity price risk:
Fair value increase of 10%	$149,599
Fair value decrease of 10%	$(149,599)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the local currencies in each respective country. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of operations are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss). Gains or losses will be reflected in our consolidated statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following tables illustrate the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of June 30, 2023 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$785
Rate decrease of 10%	$(785)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$32,793
Rate decrease of 10%	$(32,793)
The sensitivity analyses assume a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the six months ended June 30, 2023 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of June 30, 2023, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•The publication of research reports and articles (or false or misleading information) about us, our tenants, the real estate industry, or the life science, agtech, and technology industries;
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
•Additions, departures, or other announcements regarding the board of directors and/or our key management personnel;
•Actions by institutional stockholders;
•Speculation in the press or investment community;
•Short selling of our common stock or related derivative securities;
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

Short sellers may engage in manipulative activity intended to drive down the market price of our common stock, which could result in a material diversion of our management’s time and may also result in related governmental or regulatory inquiries or other legal actions, among other effects.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of subsequently buying lower-priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller to want the price of our common stock to decline. At any time, short sellers may publish, or arrange for the dissemination of, opinions or characterizations that are intended to create negative market momentum.

Short selling reports may potentially cause increased volatility in an issuer’s stock price and could prompt regulatory and governmental inquiries. For example, in June 2023, a short seller published reports that contained certain negative and false allegations regarding our business and financial prospects. Regardless of merit, these allegations and false statements may spread quickly and diminish confidence in our business, financial prospects, or reputation. As a result, maintaining or reinforcing our reputation may require us to devote significant resources to refuting incorrect or misleading allegations, pursuing or defending related legal actions, or other activities, which could be costly, time consuming, or unsuccessful. Additionally, any potential inquiry or formal investigation from a governmental organization or other regulatory body, including an inquiry from the SEC, arising from the presence of such allegations could result in a material diversion of our management’s time and may have a material adverse effect on our business and results of operations.

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

Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for laboratory, agtech, and tech space at the time the leases are negotiated and the increases are proposed.

It is common for businesses in the life science, agtech, and technology industries to undergo mergers, acquisitions, or other consolidations. Mergers, acquisitions, or consolidations of life science, agtech, and technology entities in the future could reduce the RSF requirements of our tenants and prospective tenants, which may adversely impact the demand for laboratory, agtech, and tech space and our future revenue from lease payments and our results of operations.

It is also possible that our tenants or venture investments within these industries may be adversely affected by crises involving financial institutions with which they have business relationships. On March 10, 2023, Silicon Valley Bank (“SVB”), the 16th largest bank in the U.S. at the time and headquartered in California, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. SVB was a provider of commercial and private banking products and services to industries including life science, technology, and healthcare. SVB is now a division of First Citizens Bank.

Additionally, on March 12, 2023, the New York State Department of Financial Services announced that it had closed New York-based Signature Bank and appointed the FDIC as a receiver. We have not identified any direct exposure to Signature Bank. On May 1, 2023, regulators seized control of First Republic Bank and sold the majority of its assets and deposits to JPMorgan Chase, the largest bank in the U.S.

Although we did not have bank accounts, loans to or from, or investments in any venture funds led by SVB or any other recently failed financial institution, some of our tenants and venture investments may have banking or other business relationships with these entities. Despite protections implemented by the Federal Reserve, the FDIC, and the Treasury, if our tenants or venture investments are unable to access cash or other capital from these institutions or any other financial institution that might fail in the future, their liquidity, ability to meet operating expense obligations, and financial performance may be adversely affected. Accordingly, such tenants may be unable to pay us rent, or our venture investments may decline in value, which may negatively impact our financial results.

In addition, some of our operating leases require tenants to provide security deposits to cover certain lease obligations. If a tenant fulfills its lease obligations through the term of its lease, the security deposit will be returned to the tenant. A portion of these security deposits take the form of letters of credit, some of which were issued by SVB and/or its affiliates. While First Citizens Bank has indicated it will continue to uphold letters of credit issued by the former SVB, we have worked with affected tenants to replace such letters of credit with other acceptable security deposits as required under their respective lease agreements. However, there is no guarantee that we will be able to replace all of the letters of credit successfully or in a timely manner should similar banking crises occur in the future, which may subject us to additional risk if our tenants are unable to fulfill their lease obligations.

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

ITEM 5. OTHER INFORMATION

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c ) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended June 30, 2023.

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
10.1
Second Amended and Restated Credit Agreement, dated June 28, 2023, among the Company, as Borrower, Alexandria Real Estate Equities, L.P., as a Guarantor, Citibank, N.A., as Administrative Agent, and the lenders and other parties thereto
		N/A	Filed herewith
22.1	List of Guarantor Subsidiaries of the Company	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101.1	The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022 (unaudited), (ii) Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the three and six months ended June 30, 2023 and 2022 (unaudited), (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)	N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith

(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 24, 2023.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Executive Chairman (Principal Executive Officer)

/s/ Peter M. Moglia
Peter M. Moglia Chief Executive Officer and Co-Chief Investment Officer (Principal Executive Officer)

/s/ Dean A. Shigenaga
Dean A. Shigenaga President and Chief Financial Officer (Principal Financial Officer)