Form 10-Q
period 2023-09-30
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2023-10-23
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 13, 2023, 173,775,456 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Investments in real estate	$31,712,731	$29,945,440
Investments in unconsolidated real estate joint ventures	37,695	38,435
Cash and cash equivalents	532,390	825,193
Restricted cash	35,321	32,782
Tenant receivables	6,897	7,614
Deferred rent	1,012,666	942,646
Deferred leasing costs	512,216	516,275
Investments	1,431,766	1,615,074
Other assets	1,501,611	1,599,940
Total assets	$36,783,293	$35,523,399

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$109,110	$59,045
Unsecured senior notes payable	11,093,725	10,100,717
Unsecured senior line of credit and commercial paper	—	—
Accounts payable, accrued expenses, and other liabilities	2,653,126	2,471,259
Dividends payable	214,450	209,131
Total liabilities	14,070,411	12,840,152

Commitments and contingencies

Redeemable noncontrolling interests	51,658	9,612

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,710	1,707
Additional paid-in capital	18,651,185	18,991,492
Accumulated other comprehensive loss	(24,984)	(20,812)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	18,627,911	18,972,387
Noncontrolling interests	4,033,313	3,701,248
Total equity	22,661,224	22,673,635
Total liabilities, noncontrolling interests, and equity	$36,783,293	$35,523,399

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Income from rentals	$707,531	$656,853	$2,099,819	$1,910,366
Other income	6,257	2,999	28,664	8,315
Total revenues	713,788	659,852	2,128,483	1,918,681

Expenses:
Rental operations	217,687	201,189	636,454	578,801
General and administrative	45,987	49,958	140,065	134,286
Interest	11,411	22,984	42,237	76,681
Depreciation and amortization	269,370	254,929	808,227	737,666
Impairment of real estate	20,649	38,783	189,224	38,783
Loss on early extinguishment of debt	—	—	—	3,317
Total expenses	565,104	567,843	1,816,207	1,569,534

Equity in earnings of unconsolidated real estate joint ventures	242	40	617	473
Investment loss	(80,672)	(32,305)	(204,051)	(312,105)
Gain on sales of real estate	—	323,699	214,810	537,918
Net income	68,254	383,443	323,652	575,433
Net income attributable to noncontrolling interests	(43,985)	(38,747)	(131,584)	(108,092)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	24,269	344,696	192,068	467,341
Net income attributable to unvested restricted stock awards	(2,414)	(3,257)	(7,697)	(5,866)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$21,855	$341,439	$184,371	$461,475

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.13	$2.11	$1.08	$2.88
Diluted	$0.13	$2.11	$1.08	$2.88

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$68,254	$383,443	$323,652	$575,433
Other comprehensive loss
Unrealized losses on foreign currency translation:
Unrealized foreign currency translation losses arising during the period	(8,395)	(12,874)	(4,172)	(17,431)
Unrealized losses on foreign currency translation, net	(8,395)	(12,874)	(4,172)	(17,431)

Total other comprehensive loss	(8,395)	(12,874)	(4,172)	(17,431)
Comprehensive income	59,859	370,569	319,480	558,002
Less: comprehensive income attributable to noncontrolling interests	(43,985)	(38,747)	(131,584)	(108,092)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$15,874	$331,822	$187,896	$449,910

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2023	170,869,778	$1,709	$18,812,318	$—	$(16,589)	$3,917,186	$22,714,624	$52,628
Net income	—	—	—	24,269	—	43,737	68,006	248
Total other comprehensive loss	—	—	—	—	(8,395)	—	(8,395)	—
Contributions from and sales of noncontrolling interests	—	—	6,455	—	—	130,271	136,726	—
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(57,881)	(57,881)	(1,218)
Issuance pursuant to stock plan	203,826	2	31,196	—	—	—	31,198	—
Taxes related to net settlement of equity awards	(76,765)	(1)	(8,603)	—	—	—	(8,604)	—
Dividends declared on common stock ($1.24 per share)	—	—	—	(214,450)	—	—	(214,450)	—
Reclassification of distributions in excess of earnings	—	—	(190,181)	190,181	—	—	—	—
Balance as of September 30, 2023	170,996,839	$1,710	$18,651,185	$—	$(24,984)	$4,033,313	$22,661,224	$51,658

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

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2022	170,748,395	$1,707	$18,991,492	$—	$(20,812)	$3,701,248	$22,673,635	$9,612
Net income	—	—	—	192,068	—	130,934	323,002	650
Total other comprehensive loss	—	—	—	—	(4,172)	—	(4,172)	—
Contributions from and sales of noncontrolling interests	—	—	30,400	—	—	400,993	431,393	35,250
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(192,096)	(192,096)	(1,620)
Transfer of noncontrolling interests	—	—	—	—	—	(7,766)	(7,766)	7,766
Issuance pursuant to stock plan	412,755	4	96,648	—	—	—	96,652	—
Taxes related to net settlement of equity awards	(164,311)	(1)	(21,072)	—	—	—	(21,073)	—
Dividends declared on common stock ($3.69 per share)	—	—	—	(638,351)	—	—	(638,351)	—
Reclassification of distributions in excess of earnings	—	—	(446,283)	446,283	—	—	—	—
Balance as of September 30, 2023	170,996,839	$1,710	$18,651,185	$—	$(24,984)	$4,033,313	$22,661,224	$51,658

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2021	158,043,880	$1,580	$16,195,256	$—	$(7,294)	$2,834,096	$19,023,638	$9,612
Net income	—	—	—	467,341	—	107,488	574,829	604
Total other comprehensive loss	—	—	—	—	(17,431)	—	(17,431)	—
Contributions from and sales of noncontrolling interests	—	—	652,591	—	—	826,929	1,479,520	—
Distributions to and redemption of noncontrolling interests	—	—	(111)	—	—	(139,081)	(139,192)	(604)
Issuance of common stock	4,220,000	42	845,704	—	—	—	845,746	—
Issuance pursuant to stock plan	563,121	6	86,795	—	—	—	86,801	—
Taxes related to net settlement of equity awards	(207,466)	(2)	(34,248)	—	—	—	(34,250)	—
Dividends declared on common stock ($3.51 per share)	—	—	—	(573,894)	—	—	(573,894)	—
Reclassification of distributions in excess of earnings	—	—	(106,553)	106,553	—	—	—	—
Balance as of September 30, 2022	162,619,535	$1,626	$17,639,434	$—	$(24,725)	$3,629,432	$21,245,767	$9,612

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net income	$323,652	$575,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	808,227	737,666
Impairment of real estate	189,224	38,783
Gain on sales of real estate	(214,810)	(537,918)
Loss on early extinguishment of debt	—	3,317
Equity in earnings of unconsolidated real estate joint ventures	(617)	(473)
Distributions of earnings from unconsolidated real estate joint ventures	2,590	2,754
Amortization of loan fees	11,427	9,574
Amortization of debt discounts	898	112
Amortization of acquired above- and below-market leases	(69,647)	(54,221)
Deferred rent	(92,331)	(93,818)
Stock compensation expense	48,266	46,154
Investment loss	204,051	312,105
Changes in operating assets and liabilities:
Tenant receivables	1,199	(422)
Deferred leasing costs	(81,573)	(149,234)
Other assets	(20,907)	(17,719)
Accounts payable, accrued expenses, and other liabilities	92,284	21,065
Net cash provided by operating activities	1,201,933	893,158

Investing Activities:
Proceeds from sales of real estate	761,321	994,331
Additions to real estate	(2,600,999)	(2,324,017)
Purchases of real estate	(257,333)	(2,499,772)
Change in escrow deposits	(5,982)	146,640
Investments in unconsolidated real estate joint ventures	(499)	(1,245)
Return of capital from unconsolidated real estate joint ventures	—	471
Additions to non-real estate investments	(156,363)	(186,692)
Sales of and distributions from non-real estate investments	149,299	149,666
Net cash used in investing activities	$(2,110,556)	$(3,720,618)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2023	2022
Financing Activities:
Borrowings from secured notes payable	$49,578	$31,436
Repayments of borrowings from secured notes payable	(30)	(934)
Payment for the defeasance of secured note payable	—	(198,304)
Proceeds from issuance of unsecured senior notes payable	996,205	1,793,318
Borrowings from unsecured senior line of credit	375,000	1,180,000
Repayments of borrowings from unsecured senior line of credit	(375,000)	(1,180,000)
Proceeds from issuances under commercial paper program	1,705,000	11,661,500
Repayments of borrowings under commercial paper program	(1,705,000)	(11,544,685)
Payments of loan fees	(16,047)	(35,598)
Taxes paid related to net settlement of equity awards	(20,203)	(33,105)
Proceeds from issuance of common stock	—	845,746
Dividends on common stock	(633,032)	(564,118)
Contributions from and sales of noncontrolling interests	436,207	1,463,454
Distributions to and purchases of noncontrolling interests	(193,716)	(139,685)
Net cash provided by financing activities	618,962	3,279,025

Effect of foreign exchange rate changes on cash and cash equivalents	(603)	(624)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(290,264)	450,941
Cash, cash equivalents, and restricted cash as of the beginning of period	857,975	415,227
Cash, cash equivalents, and restricted cash as of the end of period	$567,711	$866,168

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$16,559	$67,852
Accrued construction for current-period additions to real estate	$641,705	$553,928
Contribution of assets from real estate joint venture partner	$33,250	$19,146
Issuance of noncontrolling interest to joint venture partner	$(33,250)	$(19,146)
Right-of-use asset	$—	$21,776
Lease liability	$—	$(21,776)

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Alexandria Real Estate Equities, Inc. (NYSE:ARE), an S&P 500® life science REIT, is the pioneer of the life science real estate niche since its founding in 1994. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative life science, agtech, and advanced technology mega campuses in AAA innovation cluster locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. With over 800 tenants, Alexandria has a total market capitalization of $28.3 billion and an asset base in North America of 75.1 million SF as of September 30, 2023. As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Variable interest model

If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. We consolidate a VIE if we have both power and benefits — that is, (i) we have the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power) and (ii) we have the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE (benefits). We consolidate VIEs whenever we determine that we are the primary beneficiary. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements for information on specific joint ventures that qualify as VIEs. If we have a variable interest in a VIE but are not the primary beneficiary, we account for our investment using the equity method.

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

International operations

In addition to operating properties in the U.S., we have 13 properties in Canada. The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. The local currency of a foreign subsidiary serves as its functional currency. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Revenue and expense accounts of our foreign subsidiaries are translated using the weighted-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss).

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

Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries. As a REIT, we generally limit our ownership of each individual entity’s voting stock to less than 10%. We evaluate each investment to determine whether we have the ability to exercise significant influence, but not control, over an investee. We evaluate investments in which our ownership is equal to or greater than 20%, but less than or equal to 50%, of an investee’s voting stock with a presumption that we have this ability. For our investments in limited partnerships that maintain specific ownership accounts, we presume that such ability exists when our ownership interest exceeds 3% to 5%. In addition to our ownership interest, we consider whether we have a board seat or whether we participate in the investee’s policy-making process, among other criteria, to determine if we have the ability to exert significant influence, but not control, over an investee. If we determine that we have such ability, we account for the investment under the equity method, as described below.

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

Revenues

The table below provides details of our consolidated total revenues for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$696,601	$646,662	$2,069,042	$1,879,534
Direct financing and sales-type leases(1)	653	642	1,951	2,449
Revenues subject to the lease accounting standard	697,254	647,304	2,070,993	1,881,983
Revenues subject to the revenue recognition accounting standard	10,277	9,549	28,826	28,383
Income from rentals	707,531	656,853	2,099,819	1,910,366
Other income	6,257	2,999	28,664	8,315
Total revenues	$713,788	$659,852	$2,128,483	$1,918,681
(1)We completed the sale of our real estate assets subject to sales-type leases in May 2022 and have had no sales-type leases since then.

During the three and nine months ended September 30, 2023, revenues that were subject to the lease accounting standard aggregated $697.3 million and $2.1 billion, respectively, and represented 97.7% and 97.3%, respectively, of our total revenues. During the three and nine months ended September 30, 2023, our total revenues also included $16.5 million, or 2.3%, and $57.5 million, or 2.7%, respectively, subject to other accounting guidance. Our other income consisted primarily of management fees and interest income earned during the three and nine months ended September 30, 2023. For a detailed discussion related to our revenue streams, refer to the “Lease accounting” subsection and the “Recognition of revenue arising from contracts with customers” section within this Note 2 to our unaudited consolidated financial statements.

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

Lessor accounting

Costs to execute leases

We capitalize initial direct costs, which represent only incremental costs to execute a lease that would not have been incurred if the lease had not been obtained. Costs that we incur to negotiate or arrange a lease, regardless of its outcome, such as for fixed employee compensation, tax or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

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

We also record a general allowance related to the deferred rent balances that at the portfolio level (not the individual level) are not expected to be collected in full through the lease term. During the nine months ended September 30, 2023, we recorded adjustments aggregating $1.0 million to increase the general allowance balance. As of September 30, 2023, our general allowance balance aggregated $21.4 million.

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

We evaluate our net investment in direct financing and sales-type leases for impairment under the current expected credit loss accounting standard. For more information, refer to the “Allowance for credit losses” section within this Note 2 to our unaudited consolidated financial statements.

As a lessor, we classify a lease with variable lease payments that do not depend on an index or a rate as an operating lease on the commencement date of the lease if both of the following criteria are met:

(i)The lease would have been classified as a sales-type lease or direct financing lease under the current lease accounting standard; and
(ii)The sales-type lease or direct financing lease classification would have resulted in a selling loss at lease commencement.

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

Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the three and nine months ended September 30, 2023 included $10.3 million and $28.8 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, as discussed in the “Lessor accounting” subsection of the “Lease accounting” section within this Note 2, due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.

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

Forward equity sales agreements

We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. As of September 30, 2023, none of our forward equity sales agreements were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

Issuer and guarantor subsidiaries of guaranteed securities

Generally, a parent entity of an issuer that holds guaranteed securities must provide separate subsidiary issuer or guarantor financial statements, unless it qualifies for disclosure exceptions. A parent entity may be eligible for disclosure exceptions if it meets the following criteria:

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

Recent accounting pronouncements

On June 30, 2022, the FASB issued an ASU to clarify the guidance on fair value measurement of an equity security that is subject to a contractual sale restriction. Currently, some entities apply a discount to the price of their equity security investments subject to a contractual sale restriction, whereas others do not. This update eliminates the diversity in practice by clarifying that a recognition of a discount related to a contractual sale restriction is not permitted. We hold certain equity investments in publicly held entities that are subject to contractual sale restrictions. We do not recognize such discounts; therefore, the adoption of this accounting standard will have no impact on our consolidated financial statements. This update does not change the application of existing measurement guidance on share-based compensation. Pursuant to the disclosure requirements of this new standard, the footnotes to our consolidated financial statements will include incremental disclosures related to equity securities that are subject to contractual sale restrictions, including (i) the fair value of such equity securities reflected in the balance sheet, (ii) the nature and remaining duration of the corresponding restrictions, and (iii) any circumstances that could cause a lapse in the restrictions. The accounting standard will become effective for us on January 1, 2024, with early adoption permitted.

On August 23, 2023, the FASB issued an ASU that will require a joint venture, upon formation, to measure its assets and liabilities at fair value in its separate financial statements. A joint venture will recognize the difference between the fair value of its equity and the fair value of its identifiable assets and liabilities as goodwill (or an equity adjustment, if negative) using the business combination accounting guidance regardless of whether the net assets meet the definition of a business. The new accounting standard is intended to reduce diversity in practice.

This ASU will apply to joint ventures that meet the definition of a corporate joint venture under GAAP, thus limiting its scope to joint ventures not controlled and therefore not consolidated by any joint venture investor. We generally seek to maintain control of our joint venture investments and therefore expect this ASU to apply to a limited number, if any, of our unconsolidated real estate joint ventures formed after the adoption of this accounting standard. This standard does not change the accounting of investments by the investors in a joint venture in their individual financial statements, and therefore, its adoption will have no impact on our consolidated financial statements. This accounting standard will become effective for joint ventures with a formation date on or after January 1, 2025, with early adoption permitted. We expect to adopt this ASU on January 1, 2025.

3.    INVESTMENTS IN REAL ESTATE
Our consolidated investments in real estate, including real estate assets classified as held for sale as described in Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements, consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Rental properties:
Land (related to rental properties)	$4,424,245	$4,284,731
Buildings and building improvements	19,486,528	18,605,627
Other improvements	3,137,310	2,677,763
Rental properties	27,048,083	25,568,121
Development and redevelopment projects	9,516,928	8,715,335
Gross investments in real estate – North America	36,565,011	34,283,456
Less: accumulated depreciation – North America	(4,852,280)	(4,349,780)
Net investments in real estate – North America	31,712,731	29,933,676
Net investments in real estate – Asia	—	11,764
Investments in real estate	$31,712,731	$29,945,440

Acquisitions

Our real estate asset acquisitions during the nine months ended September 30, 2023 consisted of the following (dollars in thousands):

		Square Footage
Market	Number of Properties	Future Development	Active Development/Redevelopment	Operating With Future Development/Redevelopment	Purchase Price(1)
Canada	1	—	—	247,743	$100,837
Other	2	715,000	110,717	10,000	71,103
Three months ended March 31, 2023	3	715,000	110,717	257,743	171,940

Other	—	374,349	—	—	54,000
Three months ended June 30, 2023	—	374,349	—	—	54,000

Other	2	—	—	175,676	25,036
Three months ended September 30, 2023	2	—	—	175,676	25,036

Nine months ended September 30, 2023	5	1,089,349	110,717	433,419	$250,976	(1)

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

During the nine months ended September 30, 2023, we acquired five properties for an aggregate purchase price of $251.0 million. In connection with our acquisitions, we recorded in-place lease assets aggregating $15.3 million and below-market lease liabilities in which we are the lessor aggregating $5.8 million. As of September 30, 2023, the weighted-average amortization period remaining on our in-place leases and below-market leases acquired during the nine months ended September 30, 2023 was 3.5 years and 2.3 years, respectively, and 3.2 years in total.

3.    INVESTMENTS IN REAL ESTATE (continued)
Sales of real estate assets and impairment charges

Our completed dispositions of and sales of partial interests in real estate assets during the nine months ended September 30, 2023 consisted of the following (dollars in thousands):

							Gain on Sales of Real Estate	Consideration Above/(Below) Book Value(1)
Property	Submarket/Market	Date of Sale	Interest Sold	RSF	Sales Price
Partial interest sales(2):
9625 Towne Centre Drive	University Town Center/ San Diego	6/21/23	20.1%	163,648	$32,261		N/A	$15,553
15 Necco Street	Seaport Innovation District/Greater Boston	4/11/23	18%	345,995	66,108		N/A	(7,761)
					98,369			$7,792
Dispositions of real estate:
225, 231, 266, and 275 Second Avenue and 780 and 790 Memorial Drive	Route 128 and Cambridge/Inner Suburbs/Greater Boston	6/13/23	100%	428,663	365,226		$187,225
11119 North Torrey Pines Road	Torrey Pines/San Diego	5/4/23	100%	72,506	86,000		27,585
					451,226		$214,810

421 Park Drive(3)	Fenway/Greater Boston	9/19/23	(3)	(3)	174,412		$—
275 Grove Street	Route 128/Greater Boston	6/27/23	100%	509,702	109,349		(4)
Other					42,092		$—
					$875,448	(5)

(1)Related to sales of partial interests in real estate assets over which we retained control and therefore continue to consolidate. We recognized the difference between the consideration received and the book value of partial interests sold in additional paid-in capital, with no gain or loss recognized in earnings.
(2)Refer to the “Sales of partial interests” section in Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements for additional information.
(3)Represents the disposition of 268,023 RSF in a 660,034 RSF near-term development at 421 Park Drive. The proceeds from this transaction will help fund the construction of our remaining 392,011 RSF of the project. The buyer will fund the remaining costs to construct its 268,023 RSF, and these costs are not included in our projected construction spending. We will develop and operate the completed project and will earn development fees over the next three years.
(4)Refer to the “Impairment charges” section below for information related to impairment charges recognized in connection with this transaction.
(5)Represents the aggregate contractual sales price of our sales, which differs from proceeds from sales of real estate and contributions from and sales of noncontrolling interests in our consolidated statements of cash flows under “Investing activities” and “Financing activities,” respectively, primarily due to the timing of payment, closing costs, and other sales adjustments such as prorations of rents and expenses.

Impairment charges

During the nine months ended September 30, 2023, we recognized impairment charges aggregating $189.2 million primarily consisting of the following:

In January 2020, we acquired a three-building office campus aggregating 509,702 RSF at 275 Grove Street in our Route 128 submarket. At the time of our acquisition, the campus was fully occupied with a weighted-average remaining lease term of 6.1 years. We had intended to convert the campus into laboratory space through redevelopment upon the expiration of the acquired in-place leases. Since our acquisition, the macroeconomic environment and demand for office space have deteriorated considerably. In April 2023, upon meeting the criteria for classification as held for sale, we recognized a real estate impairment charge aggregating $138.9 million to reduce our investment in this campus to its estimated fair value less costs to sell. In June 2023, we recognized an additional impairment adjustment of $6.5 million to reduce the carrying amount of this asset to its updated fair value less costs to sell. These impairment charges aggregating $145.4 million were classified in impairment of real estate in our consolidated statement of operations. We completed the sale in June 2023 with no gain or loss recognized in earnings.

During the three months ended June 30, 2023, we recognized a real estate impairment charge aggregating $17.1 million to fully write down the carrying amount of our one remaining property in Asia.

During the three months ended September 30, 2023, we recognized real estate impairment charges aggregating $20.6 million to further reduce the carrying amounts of primarily three non-laboratory properties classified as held for sale aggregating 230,704 RSF, located in our Greater Boston and Texas markets, to their respective estimated fair values less costs to sell. These assets represent non-core properties that are not integral to our mega campus strategy. Refer to Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements for additional information.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES
From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of September 30, 2023, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest(1)
Consolidated real estate joint ventures(2):
50 and 60 Binney Street	Greater Boston	Cambridge/Inner Suburbs	34.0%
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
100 and 225 Binney Street and 300 Third Street	Greater Boston	Cambridge/Inner Suburbs	30.0%
99 Coolidge Avenue	Greater Boston	Cambridge/Inner Suburbs	75.0%
15 Necco Street	Greater Boston	Seaport Innovation District	60.3%	(3)
Other joint venture	Greater Boston	–	61.0%
Alexandria Center® for Science and Technology – Mission Bay(4)	San Francisco Bay Area	Mission Bay	25.0%
1450 Owens Street	San Francisco Bay Area	Mission Bay	42.8%	(5)
601, 611, 651, 681, 685, and 701 Gateway Boulevard	San Francisco Bay Area	South San Francisco	50.0%
751 Gateway Boulevard	San Francisco Bay Area	South San Francisco	51.0%
211 and 213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae	San Francisco Bay Area	South San Francisco	46.7%
3215 Merryfield Row	San Diego	Torrey Pines	30.0%
Campus Point by Alexandria(6)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	30.0%
SD Tech by Alexandria(7)	San Diego	Sorrento Mesa	50.0%
Pacific Technology Park	San Diego	Sorrento Mesa	50.0%
Summers Ridge Science Park(8)	San Diego	Sorrento Mesa	30.0%
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street	Seattle	Lake Union	30.0%
400 Dexter Avenue North	Seattle	Lake Union	30.0%
800 Mercer Street	Seattle	Lake Union	60.0%

Unconsolidated real estate joint ventures(2):
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
1401/1413 Research Boulevard	Maryland	Rockville	65.0%	(9)
1450 Research Boulevard	Maryland	Rockville	73.2%	(9)
101 West Dickman Street	Maryland	Beltsville	57.9%	(9)
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
(6)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4135, 4155, 4161, 4224, and 4242 Campus Point Court.
(7)Includes 9605, 9645, 9675, 9685, 9725, 9735, 9805, 9808, 9855, and 9868 Scranton Road and 10055, 10065, and 10075 Barnes Canyon Road.
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

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)

We also generally consolidate joint ventures when we have a controlling financial interest through voting rights and where our voting interest is greater than 50% (the “voting model”). Voting interest differs from ownership interest for some joint ventures. We account for joint ventures that do not meet the consolidation criteria under the equity method by recognizing our share of income and losses.

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

Refer to the “Consolidation” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information. For a summary of our completed dispositions of and sales of partial interests in real estate assets during the nine months ended September 30, 2023, refer to the “Sales of real estate assets and impairment charges” section in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements.

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

Other joint venture

During the three months ended March 31, 2023, we acquired two properties and entitlements aggregating 515,000 RSF with development opportunities in our Greater Boston market for a purchase price aggregating $58.9 million. Upon completion of these acquisitions, we formed a real estate joint venture with a local real estate operator that acquired a 39.0% interest in this joint venture in exchange for the contribution of additional entitlements and other pre-construction assets for a total contribution of $37.6 million, including a non-cash contribution aggregating $33.3 million. The entitlements contributed by our partner increased the joint venture’s aggregate development opportunities to 715,000 RSF. Our partner has the option to require us to redeem $35.3 million of its ownership interest at its contributed value beginning in January 2024. As a result, this portion of our partner’s ownership interest is classified in redeemable noncontrolling interests in our unaudited consolidated balance sheet as of September 30, 2023. Refer to Note 14 – “Noncontrolling interests” to our unaudited consolidated financial statements for additional information.

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

The table below aggregates the balance sheet information of our consolidated VIEs as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Investments in real estate	$7,823,076	$6,771,842
Cash and cash equivalents	288,969	246,931
Other assets	718,337	684,487
Total assets	$8,830,382	$7,703,260

Secured notes payable	$108,491	$58,396
Other liabilities	604,921	430,615
Total liabilities	713,412	489,011
Redeemable noncontrolling interests	42,046	—
Alexandria Real Estate Equities, Inc.’s share of equity	4,041,611	3,513,001
Noncontrolling interests’ share of equity	4,033,313	3,701,248
Total liabilities and equity	$8,830,382	$7,703,260

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

Unconsolidated real estate joint ventures

Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE, except for our 1450 Research Boulevard and 101 West Dickman Street unconsolidated real estate joint ventures in which we guarantee up to $6.7 million of outstanding balance related to each VIE's secured loan. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method and presented in our consolidated balance sheets consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

Property	September 30, 2023	December 31, 2022
1655 and 1725 Third Street	$11,929	$12,996
1450 Research Boulevard	5,935	5,625
101 West Dickman Street	9,006	8,678
Other	10,825	11,136
	$37,695	$38,435

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of September 30, 2023 (dollars in thousands):

				Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture	Maturity Date	Stated Rate			Aggregate Commitment	Debt Balance(2)
1401/1413 Research Boulevard	12/23/24	2.70%		3.31%	$28,500	$28,288	65.0%
1655 and 1725 Third Street	3/10/25	4.50%		4.57%	600,000	599,399	10.0%
101 West Dickman Street	11/10/26	SOFR+1.95%	(3)	7.37%	26,750	13,949	57.9%
1450 Research Boulevard	12/10/26	SOFR+1.95%	(3)	7.43%	13,000	7,765	73.2%
					$668,250	$649,401
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of September 30, 2023.
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

Leases in which we are the lessor

As of September 30, 2023, we had 419 properties aggregating 41.5 million operating RSF located in key clusters, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. We focus on developing Class A/A+ properties in AAA innovation cluster locations, which we consider to be highly desirable for tenancy by life science, agtech, and technology entities. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. As of September 30, 2023, all leases in which we are the lessor were classified as operating leases, with the exception of one direct financing lease. Our leases are described below.

Operating leases

As of September 30, 2023, our 419 properties were subject to operating lease agreements. Two of these properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 69.2 years. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notification and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise. Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of September 30, 2023 are outlined in the table below (in thousands):

Year	Amount
2023	$449,129
2024	1,890,662
2025	1,889,185
2026	1,826,408
2027	1,732,266
Thereafter	11,630,149
Total	$19,417,799

Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

Direct financing lease

As of September 30, 2023, we had one direct financing lease agreement, with a net investment balance of $39.9 million, for a parking structure with a remaining lease term of 69.2 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.

The components of our aggregate net investment in our direct financing lease as of September 30, 2023 and December 31, 2022 are summarized in the table below (in thousands):

	September 30, 2023	December 31, 2022
Gross investment in direct financing lease	$253,791	$255,186
Less: unearned income on direct financing lease	(211,044)	(212,995)
Less: allowance for credit losses	(2,839)	(2,839)
Net investment in direct financing lease	$39,908	$39,352

As of September 30, 2023, our estimated credit loss related to our direct financing lease was $2.8 million. No adjustment to the estimated credit loss balance was required during the nine months ended September 30, 2023. For further details, refer to the “Allowance for credit losses” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

5.    LEASES (continued)
Future lease payments to be received under the terms of our direct financing lease as of September 30, 2023 are outlined in the table below (in thousands):

Year	Total
2023	$468
2024	1,919
2025	1,976
2026	2,036
2027	2,097
Thereafter	245,295
Total	$253,791

Income from rentals

Our income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$696,601	$646,662	$2,069,042	$1,879,534
Direct financing and sales-type leases(1)	653	642	1,951	2,449
Revenues subject to the lease accounting standard	697,254	647,304	2,070,993	1,881,983
Revenues subject to the revenue recognition accounting standard	10,277	9,549	28,826	28,383
Income from rentals	$707,531	$656,853	$2,099,819	$1,910,366
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

5.    LEASES (continued)
As of September 30, 2023, the present value of the remaining contractual payments aggregating $855.9 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $385.0 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $531.3 million. As of September 30, 2023, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 41 years, and the weighted-average discount rate was 4.6%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

Ground lease obligations as of September 30, 2023, included leases for 38 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $6.0 million as of September 30, 2023, our ground lease obligations have remaining lease terms ranging from approximately 30 to 98 years, including extension options that we are reasonably certain to exercise.

The reconciliation of future lease payments under noncancelable operating leases in which we are the lessee to the operating lease liability reflected in our unaudited consolidated balance sheet as of September 30, 2023 is presented in the table below (in thousands):

Year	Total
2023	$5,374
2024	21,651
2025	21,682
2026	21,843
2027	20,892
Thereafter	764,444
Total future payments under our operating leases in which we are the lessee	855,886
Effect of discounting	(470,928)
Operating lease liability	$384,958

Lessee operating costs

Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Our operating lease obligations related to our office leases have remaining terms of up to 13 years, exclusive of extension options. For the three and nine months ended September 30, 2023 and 2022, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gross operating lease costs	$9,005	$9,349	$30,277	$26,843
Capitalized lease costs	(688)	(847)	(4,906)	(2,699)
Expenses for operating leases in which we are the lessee	$8,317	$8,502	$25,371	$24,144

For the nine months ended September 30, 2023 and 2022, amounts paid and classified as operating activities in our unaudited consolidated statements of cash flows for leases in which we are the lessee were $24.6 million and $46.8 million, respectively. The decrease primarily relates to a $26.3 million payment made during the three months ended March 31, 2022 in connection with the execution of ground lease extensions at two properties in our Greater Stanford submarket.

6.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash, cash equivalents, and restricted cash consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$532,390	$825,193
Restricted cash:
Funds held in escrow for real estate acquisitions	30,002	30,112
Other	5,319	2,670
	35,321	32,782
Total	$567,711	$857,975

7.     INVESTMENTS
We hold investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries. As a REIT, we generally limit our ownership of each individual entity’s voting stock to less than 10%. We evaluate each investment to determine whether we have the ability to exercise significant influence, but not control, over an investee. We evaluate investments in which our ownership is equal to or greater than 20%, but less than or equal to 50%, of an investee’s voting stock with a presumption that we have this ability. For our investments in limited partnerships that maintain specific ownership accounts, we presume that such ability exists when our ownership interest exceeds 3% to 5%. In addition to our ownership interest, we consider whether we have a board seat or whether we participate in the investee’s policy-making process, among other criteria, to determine if we have the ability to exert significant influence, but not control, over an investee. If we determine that we have such ability, we account for the investment under the equity method, as described below.

Investments accounted for under the equity method

Under the equity method of accounting, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of earnings or losses reported by the investee, distributions received, and other-than-temporary impairments.

As of September 30, 2023, we had nine investments in limited partnerships aggregating $73.9 million that maintain specific ownership accounts for each investor, which were accounted for under the equity method. Our ownership interest in each of these nine investments was greater than 5%.

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

Funding commitments to investments in privately held entities that report NAV

We are committed to funding approximately $381.5 million for our investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 12 years with a weighted-average expiration of 8.3 years as of September 30, 2023. These investments are not redeemable by us, but we may receive distributions from these investments throughout their terms. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.5 years as of September 30, 2023.

7.    INVESTMENTS (continued)
The following tables summarize our investments as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$197,822	$41,225	$(109,461)	$129,586
Entities that report NAV	492,151	191,378	(24,740)	658,789
Entities that do not report NAV:
Entities with observable price changes	104,105	78,845	(1,224)	181,726
Entities without observable price changes	387,755	—	—	387,755
Investments accounted for under the equity method	N/A	N/A	N/A	73,910
Total investments	$1,181,833	$311,448	$(135,425)	$1,431,766

	December 31, 2022
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$210,986	$96,271	$(100,118)	$207,139
Entities that report NAV	452,391	315,071	(7,710)	759,752
Entities that do not report NAV:
Entities with observable price changes	100,296	95,062	(1,574)	193,784
Entities without observable price changes	388,940	—	—	388,940
Investments accounted for under the equity method	N/A	N/A	N/A	65,459
Total investments	$1,152,613	$506,404	$(109,402)	$1,615,074

Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of September 30, 2023 aggregated to a loss of $31.1 million, which consisted of upward adjustments aggregating $78.8 million, downward adjustments aggregating $1.2 million, and impairments aggregating $108.7 million.

Our investment loss for the three and nine months ended September 30, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023		2022	2023		2022
Realized (losses) gains	$(3,470)	(1)	$24,210	$16,903	(1)	$75,971
Unrealized losses	(77,202)		(56,515)	(220,954)		(388,076)
Investment loss	$(80,672)		$(32,305)	$(204,051)		$(312,105)

(1)Consists of realized gains of $25.0 million and $68.4 million, offset by impairment charges of $28.5 million and $51.5 million during the three and nine months ended September 30, 2023, respectively.

During the nine months ended September 30, 2023, gains and losses on investments in privately held entities that do not report NAV still held as of September 30, 2023 aggregated to a loss of $57.7 million, which consisted of upward adjustments aggregating $16.5 million and downward adjustments and impairments aggregating $74.2 million.

During the nine months ended September 30, 2022, gains and losses on investments in privately held entities that do not report NAV still held as of September 30, 2022 aggregated to a gain of $1.8 million, which consisted of upward adjustments aggregating $25.2 million and downward adjustments and impairments aggregating $23.4 million.

Unrealized losses related to investments still held (excluding investments accounted for under the equity method) as of September 30, 2023 and 2022 aggregated $97.8 million and $301.8 million during the nine months ended September 30, 2023 and 2022, respectively.

Our investment loss for the nine months ended September 30, 2023 also included $2.4 million of equity in losses of our equity method investments.

Refer to the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

8.     OTHER ASSETS
The following table summarizes the components of other assets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Acquired in-place leases	$492,685	$615,638
Deferred compensation plan	38,359	33,534
Deferred financing costs – unsecured senior line of credit	32,788	31,747
Deposits	26,505	20,805
Furniture, fixtures, and equipment	25,673	23,186
Net investment in direct financing lease	39,908	39,352
Notes receivable	15,660	19,875
Operating lease right-of-use assets	531,278	558,255
Other assets	108,987	80,724
Prepaid expenses	44,136	28,294
Property, plant, and equipment	145,632	148,530
Total	$1,501,611	$1,599,940

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

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the assets that we measure at fair value on a recurring basis by level in the fair value hierarchy (in thousands). There were no liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022. In addition, there were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the nine months ended September 30, 2023.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in publicly traded companies:
As of September 30, 2023	$129,586	$129,586	$—	$—
As of December 31, 2022	$207,139	$207,139	$—	$—

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

9.    FAIR VALUE MEASUREMENTS (continued)
Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of September 30, 2023 and December 31, 2022, the carrying values of investments in privately held entities that report NAV aggregated $658.8 million and $759.8 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standards. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments.

Assets and liabilities measured at fair value on a nonrecurring basis

The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022 (in thousands). These investments were measured at various times during the period from January 1, 2018 to September 30, 2023.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)(1)	Significant Unobservable Inputs (Level 3)(2)
Investments in privately held entities that do not report NAV
As of September 30, 2023	$200,370	$—	$181,726	$18,644
As of December 31, 2022	$212,262	$—	$193,784	$18,478

(1)These amounts represent the total carrying amounts of our equity investments in privately held entities with observable price changes, which are included in the investments balance of $1.4 billion and $1.6 billion, respectively, in our unaudited consolidated balance sheets as of September 30, 2023 and December 31, 2022. For more information, refer to Note 7 – “Investments” to our unaudited consolidated financial statements.
(2)These amounts are included in the investments in privately held entities without observable price changes balances aggregating $387.8 million and $388.9 million as of September 30, 2023 and December 31, 2022, respectively, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements. The aforementioned balances represent the carrying amounts of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described in the “Investments” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

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

9.    FAIR VALUE MEASUREMENTS (continued)
As of September 30, 2023 and December 31, 2022, the book and estimated fair values of our secured notes payable and unsecured senior notes payable and the amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	September 30, 2023
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$109,110	$—	$108,299	$—	$108,299
Unsecured senior notes payable	$11,093,725	$—	$8,902,593	$—	$8,902,593
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$—	$—	$—	$—	$—

	December 31, 2022
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$59,045	$—	$58,811	$—	$58,811
Unsecured senior notes payable	$10,100,717	$—	$8,539,015	$—	$8,539,015
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$—	$—	$—	$—	$—

10.    SECURED AND UNSECURED SENIOR DEBT

The following table summarizes our outstanding indebtedness and respective principal payments remaining as of September 30, 2023 (dollars in thousands):

	Stated Rate	Interest Rate(1)		Maturity Date(2)		Principal Payments Remaining for the Periods Ending December 31,								Unamortized (Deferred Financing Cost), (Discount)/ Premium
Debt						2023	2024	2025	2026	2027	Thereafter		Principal		Total
Secured notes payable
Greater Boston(3)	SOFR+2.70%	8.36%		11/19/26		$—	$—	$—	$109,295	$—	$—		$109,295	$(804)	$108,491
San Francisco Bay Area	6.50%	6.50		7/1/36		—	32	34	36	38	479		619	—	619
Secured debt weighted average interest rate/subtotal		8.35				—	32	34	109,331	38	479		109,914	(804)	109,110

Unsecured senior line of credit and commercial paper program(4)	(4)	N/A	(4)	1/22/28	(4)	(4)	—	—	—	—	—	(4)	—	—	—
Unsecured senior notes payable	3.45%	3.62		4/30/25		—	—	600,000	—	—	—		600,000	(1,402)	598,598
Unsecured senior notes payable	4.30%	4.50		1/15/26		—	—	—	300,000	—	—		300,000	(1,144)	298,856
Unsecured senior notes payable – green bond	3.80%	3.96		4/15/26		—	—	—	350,000	—	—		350,000	(1,265)	348,735
Unsecured senior notes payable	3.95%	4.13		1/15/27		—	—	—	—	350,000	—		350,000	(1,699)	348,301
Unsecured senior notes payable	3.95%	4.07		1/15/28		—	—	—	—	—	425,000		425,000	(1,838)	423,162
Unsecured senior notes payable	4.50%	4.60		7/30/29		—	—	—	—	—	300,000		300,000	(1,304)	298,696
Unsecured senior notes payable	2.75%	2.87		12/15/29		—	—	—	—	—	400,000		400,000	(2,574)	397,426
Unsecured senior notes payable	4.70%	4.81		7/1/30		—	—	—	—	—	450,000		450,000	(2,518)	447,482
Unsecured senior notes payable	4.90%	5.05		12/15/30		—	—	—	—	—	700,000		700,000	(5,706)	694,294
Unsecured senior notes payable	3.375%	3.48		8/15/31		—	—	—	—	—	750,000		750,000	(5,149)	744,851
Unsecured senior notes payable – green bond	2.00%	2.12		5/18/32		—	—	—	—	—	900,000		900,000	(8,116)	891,884
Unsecured senior notes payable	1.875%	1.97		2/1/33		—	—	—	—	—	1,000,000		1,000,000	(8,192)	991,808
Unsecured senior notes payable – green bond	2.95%	3.07		3/15/34		—	—	—	—	—	800,000		800,000	(8,177)	791,823
Unsecured senior notes payable – green bond	4.75%	4.88		4/15/35		—	—	—	—	—	500,000		500,000	(5,524)	494,476
Unsecured senior notes payable	4.85%	4.93		4/15/49		—	—	—	—	—	300,000		300,000	(3,016)	296,984
Unsecured senior notes payable	4.00%	3.91		2/1/50		—	—	—	—	—	700,000		700,000	10,140	710,140
Unsecured senior notes payable	3.00%	3.08		5/18/51		—	—	—	—	—	850,000		850,000	(11,703)	838,297
Unsecured senior notes payable	3.55%	3.63		3/15/52		—	—	—	—	—	1,000,000		1,000,000	(14,221)	985,779
Unsecured senior notes payable	5.15%	5.26		4/15/53		—	—	—	—	—	500,000		500,000	(7,867)	492,133
Unsecured debt weighted average interest rate/subtotal		3.65				—	—	600,000	650,000	350,000	9,575,000		11,175,000	(81,275)	11,093,725
Weighted-average interest rate/total		3.70%				$—	$32	$600,034	$759,331	$350,038	$9,575,479		$11,284,914	$(82,079)	$11,202,835

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Represents a secured construction loan held by our consolidated real estate joint venture at 99 Coolidge Avenue, of which we have a 75.0% interest. As of September 30, 2023, this joint venture has $86.0 million available under existing lender commitments. The interest rate shall be reduced from SOFR+2.70% to SOFR+2.10% over time upon the completion of certain leasing, construction, and financial covenant milestones.
(4)Refer to “$5.0 billion unsecured senior line of credit” and “$2.5 billion commercial paper program” on the next page.

10.    SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our secured and unsecured senior debt and amounts outstanding under our unsecured senior line of credit and commercial paper program as of September 30, 2023 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt				Weighted-Average
						Interest		Remaining Term (in years)
			Total		Percentage	Rate(1)
Secured notes payable	$619	$108,491	$109,110		1.0%	8.35%		3.2
Unsecured senior notes payable	11,093,725	—	11,093,725		99.0	3.65		13.2
Unsecured senior line of credit and commercial paper program	—	—	—	(2)	—	N/A	(2)	4.3	(3)
Total/weighted average	$11,094,344	$108,491	$11,202,835		100.0%	3.70%		13.1	(3)
Percentage of total debt	99.0%	1.0%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)As of September 30, 2023, we had no outstanding balance on our unsecured senior line of credit and no commercial paper notes outstanding.
(3)We calculate the weighted-average remaining term of our commercial paper notes by using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper notes, the consolidated weighted-average maturity of our debt is 13.1 years. The commercial paper notes sold during the nine months ended September 30, 2023 were issued at a weighted-average yield to maturity of 5.15% and had a weighted-average maturity term of 13 days.

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

$5.0 billion unsecured senior line of credit

As of September 30, 2023, our unsecured senior line of credit has aggregate commitments of $5.0 billion and bears an interest rate of SOFR plus 0.835%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.14% based on the aggregate commitments outstanding. Based upon our ability to achieve certain annual sustainability targets, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.

In June 2023, we amended our unsecured senior line of credit to increase the aggregate commitments available for borrowing to $5.0 billion from $4.0 billion.

During the three months ended March 31, 2023, we achieved certain annual sustainability targets, as described in our unsecured senior line of credit agreement, which reduced the borrowing rate by four basis points for a one-year period to SOFR plus 0.835%, from SOFR plus 0.875%, and reduced the facility fee by one basis point to 0.14% from 0.15%. As of September 30, 2023, we had no outstanding balance on our unsecured senior line of credit.

$2.5 billion commercial paper program

In July 2023, we increased the aggregate amount we may issue from time to time under our commercial paper program to $2.5 billion from $2.0 billion.

Our commercial paper program provides us with the ability to issue up to $2.5 billion of commercial paper notes that bear interest at short-term fixed rates with a maturity of generally 30 days or less and a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding notes issued under our commercial paper program. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. The commercial paper notes sold during the nine months ended September 30, 2023 were issued at a weighted-average yield to maturity of 5.15% and had a weighted-average maturity term of 13 days. As of September 30, 2023, we had no commercial paper notes outstanding.

10.    SECURED AND UNSECURED SENIOR DEBT (continued)
Interest expense

The following table summarizes interest expense for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest incurred	$107,530	$96,173	$317,100	$275,835
Capitalized interest	(96,119)	(73,189)	(274,863)	(199,154)
Interest expense	$11,411	$22,984	$42,237	$76,681
11.     ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable and accrued expenses	$516,414	$389,741
Accrued construction	706,900	624,440
Acquired below-market leases	346,420	417,656
Conditional asset retirement obligations	54,161	52,723
Deferred rent liabilities	15,650	18,321
Operating lease liability	384,958	406,700
Unearned rent and tenant security deposits	503,126	449,622
Other liabilities	125,497	112,056
Total	$2,653,126	$2,471,259

As of September 30, 2023 and December 31, 2022, our conditional asset retirement obligations liability primarily consisted of the soil and groundwater remediation liabilities associated with certain of our properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, requires remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys; subsurface sampling; and other testing. We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated. In addition, environmental laws and regulations subject our tenants, and potentially us, to liability that may result from our tenants’ routine handling of hazardous substances and wastes as part of their operations at our properties. These assessments and investigations of our properties have not to date revealed any additional environmental liability we believe would have a material adverse effect on our business and financial statements or that would require additional disclosures or recognition in our consolidated financial statements.

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

The table below reconciles the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$68,254	$383,443	$323,652	$575,433
Net income attributable to noncontrolling interests	(43,985)	(38,747)	(131,584)	(108,092)
Net income attributable to unvested restricted stock awards	(2,414)	(3,257)	(7,697)	(5,866)
Numerator for basic and diluted EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$21,855	$341,439	$184,371	$461,475

Denominator for basic EPS – weighted-average shares of common stock outstanding	170,890	161,554	170,846	160,400
Dilutive effect of forward equity sales agreements	—	—	—	—
Denominator for diluted EPS – weighted-average shares of common stock outstanding	170,890	161,554	170,846	160,400
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.13	$2.11	$1.08	$2.88
Diluted	$0.13	$2.11	$1.08	$2.88

13.    STOCKHOLDERS’ EQUITY
Common equity transactions

Pursuant to our outstanding forward equity sales agreements, we have the ability to issue an aggregate of 699 thousand shares of common stock and to receive net proceeds of approximately $103.1 million. During the nine months ended September 30, 2023, we did not issue any new equity under our ATM program, including any shares to settle our forward equity agreements outstanding as of December 31, 2022. In addition, the remaining amount available under our ATM program for future sales of common stock aggregated $141.9 million as of September 30, 2023.

Dividends

During the three months ended September 30, 2023, we declared cash dividends on our common stock aggregating $214.5 million, or $1.24 per share. In October 2023, we paid the cash dividends on our common stock declared for the three months ended September 30, 2023.

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

Accumulated other comprehensive loss

The change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the nine months ended September 30, 2023 was primarily due to net unrealized losses of $4.2 million on foreign currency translation related to our operations in Canada.

Common stock, preferred stock, and excess stock authorizations

Our charter authorizes the issuance of 400.0 million shares of common stock, of which 171.0 million shares were issued and outstanding as of September 30, 2023. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of September 30, 2023. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of September 30, 2023.

14.    NONCONTROLLING INTERESTS

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. As of September 30, 2023, these entities owned 66 properties, which are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the nine months ended September 30, 2023 and 2022, we distributed $192.7 million and $139.5 million, respectively, to our consolidated real estate joint venture partners.

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

15.    ASSETS CLASSIFIED AS HELD FOR SALE

As of September 30, 2023, we had four properties and one land parcel aggregating 312,660 RSF that were classified as held for sale in our consolidated financial statements. For additional information on the sales of real estate assets that were previously classified as held for sale, refer to the “Sales of real estate assets and impairment charges” section of Note 3 – “Investments in real estate” to our unaudited consolidated financial statements.

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

The following is a summary of net assets as of September 30, 2023 and December 31, 2022 for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	September 30, 2023	December 31, 2022
Total assets	$80,192	$117,197
Total liabilities	(3,201)	(2,034)
Total accumulated other comprehensive loss	2,562	898
Net assets classified as held for sale	$79,553	$116,061

16.    SUBSEQUENT EVENT

In October 2023, we recognized a real estate impairment charge of approximately $90.8 million to reduce the carrying amounts of two non-laboratory properties located in our Greater Boston market to their current fair values, less costs to sell. We initially acquired these industrial and self-storage properties with an intention to entitle the site as a life science campus, demolish the properties upon expiration of the existing in-place leases, and ultimately develop life science properties. Since our acquisition, the macroeconomic environment has changed. Upon our reevaluation of the project’s financial outlook and its alignment with our mega campus strategy, we decided not to proceed with this project. The impairment charge was recognized upon meeting the criteria for classification as held for sale. We expect to complete the sale of these properties during the three months ending December 31, 2023.

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
•Global factors, such as negative economic, social, political, financial, credit market, banking conditions, and/or regional armed hostilities; and
•Other factors, such as climate change, cyber intrusions, and/or changes in laws, regulations, and financial accounting standards.

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

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® company, is a best-in-class, mission-driven life science REIT making a positive and lasting impact on the world. As the pioneer of the life science real estate niche since our founding in 1994, Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative life science, agtech, and advanced technology mega campuses in AAA innovation cluster locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. The trusted partner to over 800 tenants, Alexandria has a total market capitalization of $28.3 billion and an asset base in North America of 75.1 million SF as of September 30, 2023, which includes 41.5 million RSF of operating properties and 5.6 million RSF of Class A/A+ properties undergoing construction, 8.9 million RSF of near-term and intermediate-term development and redevelopment projects, and 19.1 million SF of future development projects. Alexandria has a longstanding and proven track record of developing Class A/A+ properties clustered in life science, agtech, and advanced technology mega campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science, agrifoodtech, climate innovation, and technology companies through our venture capital platform. We believe our unique business model and diligent underwriting allow us to attract a high-quality and diverse tenant base that results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of September 30, 2023:

•Investment-grade or publicly traded large cap tenants represented 49% of our total annual rental revenue;
•Approximately 96% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3.0% that were either fixed or indexed based on a consumer price index or other index;
•Approximately 92% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent; and
•Approximately 93% of our leases (on an annual rental revenue basis) provided for the recapture of capital expenditures (such as HVAC maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

Our primary business objective is to maximize long-term asset value and stockholder returns based on a multifaceted platform of internal and external growth. A key element of our strategy is our unique focus on Class A/A+ properties located in collaborative life science, agtech, and advanced technology mega campuses in AAA innovation clusters. These key campus locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. They generally represent highly desirable locations for tenancy by life science, agtech, and technology entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Our strategy also includes drawing upon our deep and broad real estate, life science, agtech, and technology relationships in order to identify and attract new and leading tenants and to source additional value-creation real estate.

Executive summary

Operating results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income attributable to Alexandria’s common stockholders – diluted:
In millions	$21.9	$341.4	$184.4	$461.5
Per share	$0.13	$2.11	$1.08	$2.88
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$386.4	$344.7	$1,142.5	$1,008.1
Per share	$2.26	$2.13	$6.69	$6.28

For additional information, refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” in the “Non-GAAP measures and definitions” section within this Item 2.

An operationally excellent, industry-leading REIT with a high-quality, diverse client base of over 800 tenants to support growing revenues, stable cash flows, and strong margins

Percentage of total annual rental revenue in effect from investment-grade or publicly traded large cap tenants	49%

Sustained strength in tenant collections:
Low tenant receivables as of September 30, 2023	$6.9	million
October 2023 tenant rents and receivables collected as of the date of this report	99.7%
Tenant rents and receivables for the three months ended September 30, 2023 collected as of the date of this report	99.9%

Occupancy of operating properties in North America as of September 30, 2023	93.7%
Adjusted EBITDA margin	69%	(1)

Weighted-average remaining lease term as of September 30, 2023:
Top 20 tenants	8.9	years
All tenants	7.0	years

(1)For the three months ended September 30, 2023.

Solid leasing volume and rental rate increases and long lease terms

•Solid leasing volume for the three months ended September 30, 2023 aggregating 867,582 RSF, despite minimal remaining contractual lease expirations for 2023 aggregating 622,654 RSF available for lease as of the beginning of third quarter of 2023.
•Weighted-average lease terms of 13.0 years and 11.0 years for the three and nine months ended September 30, 2023, respectively, above our historically long weighted-average lease term of 8.7 years over the last 10 years.
•Annualized leasing volume of 4.6 million RSF for the nine months ended September 30, 2023 is in line with 2013-2020 results.
•80% of our leasing activity during the last twelve months was generated from our client base of over 800 tenants.

	September 30, 2023
	Three Months Ended	Nine Months Ended
Total leasing activity – RSF	867,582	3,416,335
Leasing of development and redevelopment space – RSF	204,530	363,017
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	396,334	2,569,244
Rental rate increase	28.8%	33.9%
Rental rate increase (cash basis)	19.7%	18.1%

Continued strong net operating income and internal growth

•Total revenues:
•$713.8 million, up 8.2%, for the three months ended September 30, 2023, compared to $659.9 million for the three months ended September 30, 2022.
•$2.1 billion, up 10.9%, for the nine months ended September 30, 2023, compared to $1.9 billion for the nine months ended September 30, 2022.
•Net operating income (cash basis) of $1.8 billion for the three months ended September 30, 2023 annualized, increased by $129.6 million, or 7.9%, compared to the three months ended September 30, 2022 annualized. Refer to “Net operating income, net operating income (cash basis), and operating margin” in the “Non-GAAP measures and definitions” section within this Item 2 for a reconciliation of our net income to net operating income (cash basis).
•Same property net operating income growth:
•3.1% and 4.6% (cash basis) for the three months ended September 30, 2023, compared to the three months ended September 30, 2022.
•3.7% and 5.6% (cash basis) for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022.
•96% of our leases contain contractual annual rent escalations approximating 3%.

Strong and flexible balance sheet with significant liquidity, 13.1 years of remaining term of debt, and no debt maturities prior to 2025

•In September 2023, S&P Global Ratings affirmed Alexandria’s credit rating of BBB+ with a positive outlook, and in October 2023, Moody’s Investors Service affirmed Alexandria’s credit rating of Baa1 with a stable outlook. These ratings affirmations reflect several factors, including the scale and quality of our essential Labspace® assets and market leadership. Additionally, our investment-grade credit ratings continue to rank in the top 10% among all publicly traded U.S. REITs.
•Significant liquidity of $5.9 billion.
•No debt maturities prior to 2025.
•13.1 years weighted-average remaining term of debt.
•99.0% of our debt has a fixed rate.
•Net debt and preferred stock to Adjusted EBITDA of 5.4x and fixed-charge coverage ratio of 4.8x for the three months ended September 30, 2023 annualized.
•Total debt and preferred stock to gross assets of 27%.
•$1.2 billion of expected capital contributions from existing real estate joint venture partners from October 1, 2023 through 2026 to fund construction.

Consistent dividend strategy focuses on retaining significant net cash flows from operating activities after dividends for reinvestment

•Common stock dividend declared for the three months ended September 30, 2023 of $1.24 per common share, aggregating $4.90 per common share for the twelve months ended September 30, 2023, up 24 cents, or 5%, over the twelve months ended September 30, 2022.
•Dividend yield of 5.0% as of September 30, 2023, based on a closing stock price on September 30, 2023 of $100.10 and the annualized dividend declared for the three months ended September 30, 2023 of $1.24 per common share.
•Dividend payout ratio of 55% for the three months ended September 30, 2023.
•Average annual dividend per-share growth of 6% from 2019 to the three months ended September 30, 2023 annualized.

Ongoing execution of our value harvesting and asset recycling self-funding strategy

Our $1.65 billion value harvesting plan for 2023 is focused on the enhancement of our asset base through the following (in millions):

	Completed During Nine Months Ended September 30, 2023	Expected Completion During Three Months Ended December 31, 2023
Value harvesting dispositions of 100% interest in properties not integral to our mega campus strategy	$603	$—
Strategic dispositions and partial interest sales	273	—
Pending transactions subject to signed letters of intent or purchase and sale agreements	—	699
Additional targeted non-core dispositions and partial interest sales in process	—	75
Completed and pending transactions	$876	$774
Total 2023 value harvesting plan	$1,650

External growth and investments in real estate

Alexandria’s highly leased value-creation pipeline delivers annual incremental net operating income of $120 million commencing during the nine months ended September 30, 2023, including $39 million from the three months ended September 30, 2023, and drives future annual incremental net operating income aggregating $580 million.

(dollars in millions)	Incremental Annual Net Operating Income	RSF	Leased/Negotiating Percentage
Placed into service(1):
Six months ended June 30, 2023	$81	840,587	100%
Three months ended September 30, 2023	39	450,134	100
Nine months ended September 30, 2023	$120	1,290,721	100%

Expected to be placed into service and stabilized(2):
Fourth quarter of 2023	$114	808,095	99%
Fiscal year 2024	127	1,786,735	92
Fourth quarter of 2023 through fourth quarter of 2024	241	2,594,830	94

First quarter of 2025 through third quarter of 2026	339	3,776,614	41
	$580	6,371,444	66%	(3)

(1)    Annual net operating income (cash basis) is expected to increase by $42 million upon the burn-off of initial free rent from recently delivered projects, which has a weighted-average burn-off of seven months.
(2)    Refer to the “New Class A/A+ development and redevelopment properties: current projects” section within this Item 2 for additional details.
(3)    76% of the leased RSF of our value-creation projects was generated from our client base.

Key capital metrics as of September 30, 2023

	September 30, 2023		Goal for Fourth Quarter of 2023 Annualized
	Quarter Annualized	Trailing 12 Months
Net debt and preferred stock to Adjusted EBITDA	5.4x	5.5x	Less than or equal to 5.1x
Fixed-charge coverage ratio	4.8x	4.9x	4.5x to 5.0x

•$28.3 billion in total market capitalization.
•$17.1 billion in total equity capitalization, which ranks in the top 10% among all publicly traded U.S. REITs.
•Non-real estate investments aggregating $1.4 billion:
•Unrealized gains presented in our consolidated balance sheet were $176.0 million, comprising gross unrealized gains and losses aggregating $311.4 million and $135.4 million, respectively.
•Investment loss of $80.7 million for the three months ended September 30, 2023, presented in our consolidated statement of operations, consisted of $77.2 million of unrealized losses and $3.5 million of realized losses, including $28.5 million of impairments.
•Investment loss of $204.1 million for the nine months ended September 30, 2023, presented in our consolidated statement of operations, consisted of $221.0 million of unrealized losses and $16.9 million of realized gains, including $51.5 million of impairments.

Other key highlights

Executive management change, effective September 15, 2023

Effective on September 15, 2023, Dean A. Shigenaga resigned from his positions as President and Chief Financial Officer and Marc E. Binda, who previously served the Company as Executive Vice President – Finance & Treasurer, was appointed as Chief Financial Officer and Treasurer. Mr. Shigenaga is expected to remain a full-time employee through December 31, 2023, and a part-time employee thereafter.

Industry and ESG leadership: catalyzing and leading the way for positive change to benefit human health and society

•Alexandria has a longstanding, impactful partnership with the Galien Foundation, the premier global institution dedicated to honoring life science innovations that improve human health through a range of programs, including the annual Galien Forum USA and Prix Galien USA Awards, which will be held this week, on October 26, 2023, in New York City.
•Alexandria will present a mission-critical panel, titled “A National Imperative to Combat Mental Illness and Addiction,” featuring leading advocates of mental health and addiction recovery, congressmen and veterans Seth Moulton (MA-6) and Michael Waltz (FL-6) and Navy SEAL Foundation CEO Robin King, at the 2023 Galien Forum USA. The Galien Forum will take place at the Alexandria Center® for Life Science – New York City.
•Mr. Marcus, as a member of the Prix Galien USA Awards esteemed jury again this year, will honor transformational innovations in life science. He, alongside other influential life science leaders, will serve on the Prix Galien USA Awards committee responsible for evaluating and recognizing the Best Digital Health Solution; Best Medical Technology; Best Incubators, Accelerators and Equity; and Best Startup.
•In October 2023, Alexandria’s sustained ESG leadership and performance was reinforced by several achievements in the 2023 GRESB Real Estate Assessment: (i) 4 Star Ratings in the operating asset and development benchmarks, (ii) our seventh consecutive Green Star designation, and (iii) our sixth consecutive “A” disclosure score, with a perfect score of 100 and a #1 ranking for our best-in-class transparency around ESG practices and reporting in 2023. GRESB is one of the leading global ESG benchmarks for real estate and infrastructure investments.
•In September 2023, Alexandria received the Cambridge Chamber of Commerce’s 2023 Visionary Award for developing 325 Binney Street, designed to be the most sustainable laboratory building in Cambridge and selected by Moderna as its new global headquarters and R&D center. The Chamber’s annual awards recognize innovators from the business, institutional, and non-profit communities that are effecting change and making an extraordinary, positive impact on people’s lives in Cambridge and beyond.
•In August 2023, 685 Gateway Boulevard, an amenities hub designed at the forefront of sustainability in our South San Francisco submarket, was awarded a 2023 AIA California Design Award in the Climate Action category. The building, which is designated as Zero Energy Ready and is on track to achieve ILFI Zero Energy certification, was one of two projects recognized at the highest level in the awards program. The AIA California Design Award winners embody design excellence and address climate change.

ALEXANDRIA'S MISSION-DRIVEN AND INDUSTRY-LEADING ESG PROGRAM ACHIEVEMENTS AND RECOGNITION

GRESB REAL ESTATE

GRESB 4 STAR RATINGS
Operating and Development Benchmarks

GREEN STAR DESIGNATION
2017–2023

"A" DISCLOSURE SCORE
2018–2023
Perfect Score of 100 and #1 Ranking in 2023

Newsweek: MOST TRUSTWORTHY COMPANIES IN AMERICA 2023 (statista)

ONE OF THE MOST TRUSTWORTHY COMPANIES IN AMERICA 2023

1 OF ONLY 6
S&P 500 REITS

Recognized by *Newsweek* in the Real Estate & Housing category

S&P Global — TOP 10% ESG SCORES[1]

BARRON'S — ONE OF THE MOST SUSTAINABLE U.S. REITS 2021 | 2022

ISS — TOP 10% SOCIAL SCORE[2]

2022 mass save™ CLIMATE LEADER — MASS SAVE CLIMATE LEADER 2022

CDP DISCLOSURE INSIGHT ACTION — ONLY 3% OF REITS WITH A HIGHER SCORE AMONG ALL PUBLICLY TRADED U.S. REITS[1]

Fitwel® Viral Response Certified DISTINCTION — FITWEL VIRAL RESPONSE 2020–2023

A REIT-INDUSTRY LEADER IN GREEN BONDS

$3.2B TOTAL ISSUANCE SINCE 2018

TOP 5 AMONG S&P 500 REITS

(1)Reflects current score for Alexandria and latest scores available for the FTSE Nareit All REITs Index companies from Bloomberg Professional Services as of September 30, 2023.
(2)Reflects current score for Alexandria and latest scores available for the FTSE Nareit All REITs Index companies on ISS’s website as of September 30, 2023.

ALEXANDRIA'S LONGSTANDING AND RECOGNIZED SUSTAINABILITY LEADERSHIP

Mitigating greenhouse gas emissions and advancing climate resilience

Decarbonization Strategy: Toward Net Zero

DESIGNING FOR ELECTRIFICATION
230 HARRIET TUBMAN WAY

REDUCING CONSUMPTION OF NATURAL GAS AND ELECTRICITY
15 NECCO STREET

INVESTING IN RENEWABLE ELECTRICITY
GREATER BOSTON POWER PURCHASE AGREEMENT

2025 ENVIRONMENTAL GOALS AND PROGRESS FOR BUILDINGS IN OPERATION

20.4%
2015-2022 PROGRESS

30%[1]
CARBON EMISSIONS REDUCTION
(MTCO2e)

20.2%
2015-2022 PROGRESS

25%[1]
ENERGY USE REDUCTION
(kWh)

35.7%
2015-2022 PROGRESS

10%[1]
POTABLE WATER USE REDUCTION
(Gal)

40.2%
2022 PROGRESS

45%[2]
WASTE DIVERSION
(Ton)

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

Supporting our military, our veterans, and their families

Building principled leaders through education

Inspiring future generations with the stories and values of our nation's heroes

Harnessing agtech to combat hunger and improve nutrition

Revolutionizing addiction treatment

Approaching homelessness as a healthcare problem, not a housing issue

Prioritizing the mental health crisis

Operating summary

Historical Same Property Net Operating Income Growth		Historical Rental Rate Growth: Renewed/Re-Leased Space

Margins(2)		Favorable Lease Structure(3)
Operating	Adjusted EBITDA	Strategic Lease Structure by Owner and Operator of Collaborative Life Science, Agtech, and Advanced Technology Mega Campuses
70%	69%	Increasing cash flows
		Percentage of leases containing annual rent escalations	96%
		Stable cash flows
Weighted-Average Lease Terms of Executed Leases		Percentage of triple net leases	92%
		Lower capex burden
8.6 years	8.7 years	Percentage of leases providing for the recapture of capital expenditures	93%

5 Years (2019–3Q23)	10 Years (2014–3Q23)
Net Debt and Preferred Stock to Adjusted EBITDA(4)		Fixed-Charge Coverage Ratio(4)

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
(2)Represents percentages for the three months ended September 30, 2023.
(3)Percentages calculated based on annual rental revenue in effect as of September 30, 2023.
(4)Quarter annualized. Refer to the definitions of “Net debt and preferred stock to Adjusted EBITDA” and “Fixed-charge coverage ratio” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details.

Long-Duration and Stable Cash Flows From High-Quality and Diverse Tenants

REIT Industry-Leading Client Base
Investment-Grade or Publicly Traded Large Cap Tenants

91%	49%
of ARE’s Top 20 Tenants Annual Rental Revenue(1)	of ARE’s Total Annual Rental Revenue(1)

Long-Duration Lease Terms
8.9 Years	7.0 Years
Top 20 Tenants	All Tenants
Weighted-Average Remaining Term(2)

Sustained Strength in Tenant Collections(3)

99.9%
For the Three Months Ended September 30, 2023

99.7%
October 2023

(1)Represents annual rental revenue in effect as of September 30, 2023. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Based on total annual rental revenue in effect as of September 30, 2023.
(3)Represents the portion of total receivables billed for each indicated period collected through the date of this report.

High-Quality and Diverse Client Base in AAA Locations

Industry Mix of Over 800 Tenants

Multinational Pharmaceutical
18%
Life Science Product, Service, and Device
22%
Public Biotechnology – Preclinical or Clinical Stage
10%
Private Biotechnology
9%
Other(3)
4%
Investment-Grade or Large Cap Tech
8%
Future Change in Use(2)
4%
Institutional (Academic/Medical, Non-Profit, and U.S. Government)
11%
Public Biotechnology – Approved or Marketed Product
14%

	Industry	Annual Rental Revenue(1) per RSF
	Life Science Product, Service, and Device	$43.34
	Multinational Pharmaceutical	$60.99
	Public Biotechnology – Approved or Marketed Product	$59.97
	Institutional (Academic/Medical, Non-Profit, and U.S. Government)	$58.28
	Public Biotechnology – Preclinical or Clinical Stage	$67.33
	Private Biotechnology	$81.36
	Future Change in Use(2)	$41.52
	Investment-Grade or Large Cap Tech	$32.06
	Other(3)	$34.02
Percentage of ARE’s Annual Rental Revenue(1)

Solid Historical Occupancy of 96% Over Past 10 Years(4) From Historically Strong Demand for Our Class A/A+ Properties in AAA Locations

AAA Locations	Occupancy Across Key Locations

Percentage of ARE’s Annual Rental Revenue(1)
Represents annual rental revenue in effect as of September 30, 2023. Refer to the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(1)Represents annual rental revenue in effect as of September 30, 2023.
(2)Represents annual rental revenue currently generated from space that is targeted for a future change in use, including 1.1% of total annual rental revenue that is generated from covered land play projects for future development opportunities. The weighted-average remaining term of these leases is 4.1 years.
(3)Our “Other” tenants, which represent an aggregate of 4.0% of our annual rental revenue, comprise technology, professional services, finance, telecommunications, and construction/real estate companies, and (by less than 1.0% of our annual rental revenue) retail-related tenants.
(4)Represents average occupancy of operating properties in North America as of each December 31 for the last 10 years and as of September 30, 2023.
(5)Refer to footnotes 1 and 2 in the “Summary of occupancy percentages in North America” section within this Item 2 for additional details.
(6)Acquired vacancy of 2.1% from properties recently acquired in 2021 and 2022 primarily representing lease-up opportunities. Excluding acquired vacancies, occupancy of operating properties in North America was 95.8% as of September 30, 2023.

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended		Nine Months Ended		Year Ended
	September 30, 2023		September 30, 2023		December 31, 2022
	Including Straight-Line Rent	Cash Basis	Including Straight-Line Rent	Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	28.8%	19.7%	33.9%	18.1%	31.0%	22.1%
New rates	$59.80	$58.09	$51.86	$49.83	$50.37	$48.48
Expiring rates	$46.43	$48.53	$38.73	$42.21	$38.44	$39.69
RSF	396,334		2,569,244		4,540,325
Tenant improvements/leasing commissions	$18.55		$25.20		$27.83
Weighted-average lease term	7.6 years		9.2 years		5.0 years

Developed/redeveloped/ previously vacant space leased(2)
New rates	$68.85	$60.80	$63.78	$58.13	$73.46	$64.04
RSF	471,248		847,091		3,865,262
Weighted-average lease term	14.4 years		13.2 years		11.8 years

Leasing activity summary (totals):
New rates	$65.08	$59.67	$54.91	$51.96	$60.98	$55.64
RSF	867,582		3,416,335		8,405,587
Weighted-average lease term	13.0 years		11.0 years		8.1 years

Lease expirations(1)
Expiring rates	$54.50	$55.43	$43.59	$44.53	$37.41	$38.06
RSF	786,656		4,319,951		6,572,286

Leasing activity includes 100% of results for properties in North America in which we have an investment.

(1)Excludes month-to-month leases aggregating 73,009 RSF and 266,292 RSF as of September 30, 2023 and December 31, 2022, respectively. During the trailing twelve months ended September 30, 2023, we granted free rent concessions averaging 0.6 months per annum.
(2)Refer to the “New Class A/A+ development and redevelopment properties: summary of pipeline” section within this Item 2 for additional information on total project costs.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of September 30, 2023:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Total Annual Rental Revenue
2023 (2)	617,560	1.6%	$36.30	1.1%
2024	3,632,359	9.4%	$53.26	9.6%
2025	3,589,722	9.3%	$48.10	8.5%
2026	2,764,167	7.2%	$51.18	7.0%
2027	2,808,450	7.3%	$54.85	7.6%
2028	4,702,594	12.2%	$51.41	12.0%
2029	2,515,073	6.5%	$51.57	6.4%
2030	2,516,747	6.5%	$51.16	6.4%
2031	3,512,917	9.1%	$55.71	9.7%
2032	1,180,541	3.1%	$57.22	3.3%
Thereafter	10,739,517	27.8%	$53.46	28.4%
(1)Represents amounts in effect as of September 30, 2023.
(2)Excludes month-to-month leases aggregating 73,009 RSF as of September 30, 2023.

The following tables present information by market with respect to our lease expirations in North America as of September 30, 2023 for the remainder of 2023 and for all of 2024:

	2023 Contractual Lease Expirations (in RSF)						Annual Rental Revenue (per RSF)(3)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment		Remaining Expiring Leases(1)	Total(2)

Greater Boston	8,033	—	—		31,190	39,223	$89.15
San Francisco Bay Area	11,000	104,804	—		136,447	252,251	36.58
New York City	—	—	—		200	200	N/A
San Diego	10,368	—	—		3,325	13,693	15.44
Seattle	113,073	—	—		73,519	186,592	31.55
Maryland	—	—	—		56,287	56,287	26.27
Research Triangle	34,790	—	—		21,203	55,993	29.67
Texas	—	—	—		—	—	—
Canada	13,321	—	—		—	13,321	28.11
Non-cluster/other markets	—	—	—		—	—	—
Total	190,585	104,804	—		322,171	617,560	$36.30
Percentage of expiring leases	31%	17%	—%		52%	100%

	2024 Contractual Lease Expirations (in RSF)						Annual Rental Revenue (per RSF)(3)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment(4)		Remaining Expiring Leases(1)	Total

Greater Boston	86,532	15,049	412,946		660,668	1,175,195	$74.50
San Francisco Bay Area	43,496	15,478	107,250		571,880	738,104	61.10
New York City	—	—	—		363,018	363,018	N/A
San Diego	—	14,938	580,021	(5)	187,497	782,456	25.25
Seattle	6,748	—	50,552		186,140	243,440	24.81
Maryland	89,831	—	—		42,301	132,132	32.40
Research Triangle	72,078	—	—		97,941	170,019	51.02
Texas	—	—	—		—	—	—
Canada	—	6,786	—		—	6,786	23.42
Non-cluster/other markets	—	19,867	—		1,342	21,209	55.11
Total	298,685	72,118	1,150,769		2,110,787	3,632,359	$53.26
Percentage of expiring leases	8%	2%	32%		58%	100%

(1)The largest remaining contractual lease expirations for 2023 and 2024 are 55,751 RSF in our Mission Bay submarket and 349,947 RSF in our New York City submarket, respectively. Refer to footnote 5 on the next page for additional information related to the contractual lease expiration in our New York City submarket.
(2)Excludes month-to-month leases aggregating 73,009 RSF as of September 30, 2023.
(3)Represents amounts in effect as of September 30, 2023.
(4)Includes lease expirations primarily related to recently acquired properties, including (i) 466,248 RSF expiring in 2024, which is targeted for future redevelopment and expected to commence construction in the near-term, and (ii) 684,521 RSF expiring in 2024, which is targeted for future development and not expected to commence vertical construction in the near term. We expect to demolish these buildings, aggregating 684,521 RSF, which are related to land targeted for future development following lease expiration and commence pre-construction activities, including entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. Commencement of future development projects is subject to market conditions and leasing. The 2024 weighted-average contractual lease expiration date for all spaces targeted for redevelopment and development (weighted by annual rental revenue) is July 23, 2024. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details on value-creation square feet currently included in rental properties.
(5)Includes 495,192 RSF at the Campus Point by Alexandria mega campus in our University Town Center submarket, which is targeted for future development, pending market conditions and leasing.

Top 20 tenants

91% of Top 20 Tenants Annual Rental Revenue Is From Investment-Grade
or Publicly Traded Large Cap Tenants(1)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 3.3% of our annual rental revenue in effect as of September 30, 2023. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of September 30, 2023 (dollars in thousands, except average market cap amounts):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Aggregate Annual Rental Revenue (1)	Investment-Grade Credit Ratings		Average Market Cap(1) (in billions)

	Tenant						Moody’s	S&P
1	Bristol-Myers Squibb Company	6.5		908,581	$67,089	3.3%	A2	A+	$145.0
2	Eli Lilly and Company	5.2		820,987	56,771	2.8	A2	A+	$386.0
3	Moderna, Inc.	10.9		908,436	51,934	2.6	—	—	$55.2
4	Roche	6.6		770,279	45,811	2.3	Aa2	AA	$254.0
5	Takeda Pharmaceutical Company Limited	6.3		549,760	37,399	1.8	Baa2	BBB+	$48.9
6	Alphabet Inc.	3.2		654,423	36,809	1.8	Aa2	AA+	$1,394.3
7	Illumina, Inc.	6.9		890,389	36,204	1.8	Baa3	BBB	$31.6
8	2seventy bio, Inc.(2)	9.9		312,805	33,617	1.7	—	—	$0.5
9	Harvard University	6.3		389,233	31,865	1.6	Aaa	AAA	$—
10	Novartis AG	4.9		447,831	30,976	1.5	A1	AA-	$217.5
11	Cloud Software Group, Inc.	3.4	(3)	292,013	28,537	1.4	—	—	$—
12	Uber Technologies, Inc.	59.0	(4)	1,009,188	27,738	1.4	—	—	$71.5
13	AstraZeneca PLC	5.5		456,266	25,132	1.2	A3	A	$210.8
14	United States Government	7.0		340,238	22,704	1.1	Aaa	AA+	$—
15	Sanofi	7.3		267,278	21,444	1.1	A1	AA	$126.0
16	Pfizer Inc.	1.0	(5)	405,066	21,421	1.1	A1	A+	$233.3
17	New York University	8.4		218,983	21,056	1.0	Aa2	AA-	$—
18	Massachusetts Institute of Technology	5.6		246,725	20,504	1.0	Aaa	AAA	$—
19	Boston Children’s Hospital	13.1		266,857	20,066	1.0	Aa2	AA	$—
20	Merck & Co., Inc.	10.6		300,930	18,913	0.9	A1	A+	$273.9
	Total/weighted-average	8.9	(4)	10,456,268	$655,990	32.4%
Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)Based on total annual rental revenue in effect as of September 30, 2023. Refer to the definitions of “Annual rental revenue” and “Investment-grade or publicly traded large cap tenants” in the “Non-GAAP measures and definitions” section within this Item 2 for our methodologies of calculating annual rental revenue from unconsolidated real estate joint ventures and average market capitalization, respectively.
(2)As of June 30, 2023, 2seventy bio, Inc. held $282.8 million of cash, cash equivalents, and marketable securities. Additionally, 90.0% of the annual rental revenue generated by 2seventy bio, Inc. is guaranteed by another public biotechnology company (a party related to 2seventybio, Inc.).
(3)Includes one lease at a recently acquired property with future development and redevelopment opportunities. This lease with Cloud Software Group, Inc. (formerly known as TIBCO Software, Inc.) was in place when we acquired the properties.
(4)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) in our Mission Bay submarket owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue from our unconsolidated real estate joint ventures. Refer to footnote 1 for additional details. Excluding the ground leases, the weighted-average remaining lease term for our top 20 tenants was 6.8 years as of September 30, 2023.
(5)Primarily relates to one office building in our New York City submarket aggregating 349,947 RSF with a contractual lease expiration in third quarter of 2024, which is under consideration to be marketed for lease in its current condition or may be developed or redeveloped into laboratory space, subject to market conditions and leasing.

Locations of properties

The locations of our properties are diversified among a number of life science, agtech, and technology cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of September 30, 2023 in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF						Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment		Total	% of Total		Total	% of Total	Per RSF
Greater Boston	10,510,001	1,435,071	1,242,400	(1)	13,187,472	28%	75	$728,668	36%	$74.41
San Francisco Bay Area	8,043,183	498,142	300,010		8,841,335	19	68	462,086	23	64.74
New York City	1,271,665	—	—		1,271,665	3	5	91,355	4	80.35
San Diego	7,905,785	760,869	—		8,666,654	17	93	312,855	15	43.53
Seattle	2,838,555	311,631	148,890		3,299,076	7	45	110,788	5	41.06
Maryland	3,586,532	510,601	—		4,097,133	9	51	123,652	6	36.08
Research Triangle	3,788,662	88,038	—		3,876,700	8	39	115,104	6	31.35
Texas	1,845,159	—	73,298		1,918,457	4	15	52,707	3	30.02
Canada	1,052,157	—	183,556		1,235,713	3	13	16,097	1	17.20
Non-cluster/other markets	382,961	—	—		382,961	1	11	16,291	1	52.85
Properties held for sale	312,660	—	—		312,660	1	4	845	—	N/A
North America	41,537,320	3,604,352	1,948,154		47,089,826	100%	419	$2,030,448	100%	$53.34
		5,552,506
(1)Primarily relates to our active redevelopment projects at 840 Winter Street and 40, 50, and 60 Sylvan Road, aggregating 654,953 RSF, which are 50% leased/negotiating on a combined basis. This mega campus project is expected to capture demand in our Route 128 submarket of Greater Boston.

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	9/30/23		6/30/23	9/30/22	9/30/23	6/30/23	9/30/22
Greater Boston	93.2%		92.5%	94.4%	83.3%	83.2%	84.7%
San Francisco Bay Area	95.3		95.5	96.2	91.9	91.9	92.8
New York City	89.4	(1)	88.9	96.5	89.4	88.9	92.3
San Diego	90.9	(2)	92.8	95.2	90.9	92.8	95.2
Seattle	95.1		95.1	97.1	90.3	89.5	90.2
Maryland	96.6		96.2	95.4	96.6	94.9	92.3
Research Triangle	96.9		94.3	93.5	96.9	94.3	84.5
Texas	95.1		95.1	78.4	91.5	91.0	69.9
Subtotal	93.9		93.8	94.5	89.9	89.8	88.9
Canada	88.9		87.3	93.0	75.7	69.2	78.5
Non-cluster/other markets	80.5		81.3	75.0	80.5	81.3	75.0
North America	93.7%		93.6%	94.3%	89.4%	89.2%	88.6%

(1)Vacancy primarily relates to our Alexandria Center® for Life Science – Long Island City property that is currently 41.7% occupied. In addition, our mega campus at Alexandria Center® for Life Science – New York City is currently 95.9% occupied.
(2)Includes temporary vacancy of 105,598 RSF at 6450 Sequence Drive and 65,280 RSF at 4767 Nexus Center Drive. These spaces are each fully leased with occupancy expected to commence over the next one to three quarters.

Investments in real estate

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A/A+ properties, and property enhancements identified during the underwriting of certain acquired properties, located in collaborative life science, agtech, and advanced technology mega campuses in AAA innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate increases in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. Our pre-construction activities are undertaken in order to prepare the property for its intended use and include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements.

Our investments in real estate consisted of the following as of September 30, 2023 (dollars in thousands):

		Development and Redevelopment
		Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
	Operating	Under Construction 67% Leased/Negotiating	Committed Near Term 59% Leased(1)	Near Term	Intermediate Term	Future	Subtotal	Total
Square footage
Operating	41,537,320	—	—	—	—	—	—	41,537,320
New Class A/A+ development and redevelopment properties	—	5,552,506	818,938	3,007,032	6,038,906	22,254,380	37,671,762	37,671,762
Value-creation square feet currently included in rental properties(2)	—	—	—	(466,248)	(539,276)	(3,146,269)	(4,151,793)	(4,151,793)
Total square footage	41,537,320	5,552,506	818,938	2,540,784	5,499,630	19,108,111	33,519,969	75,057,289

Investments in real estate
Gross book value as of September 30, 2023(3)	$27,048,083	$4,498,324	$386,728	$749,507	$1,365,116	$2,517,253	$9,516,928	$36,565,011

(1)Represents near-term projects expected to commence construction during the next three quarters after September 30, 2023.
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

Acquisitions

Our real estate asset acquisitions for the nine months ended September 30, 2023 consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy	Square Footage				Purchase Price
					Acquisitions With Development and Redevelopment Opportunities(1)
					Future Development	Active Development/Redevelopment	Operating With Future Development/ Redevelopment	Total(2)

Nine months ended September 30, 2023:
Canada	Canada	1/30/23	1	100%	—	—	247,743	247,743	$100,837
Other	Various		4	100	1,089,349	110,717	185,676	1,385,742	150,139
			5	100%	1,089,349	110,717	433,419	1,633,485	$250,976

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

Dispositions and sales of partial interests
Our completed dispositions of and sales of partial interests in real estate assets during the nine months ended September 30, 2023 consisted of the following (dollars in thousands, except per RSF amounts):

Property	Submarket/Market	Date of Sale	Interest Sold		RSF	Capitalization Rate		Capitalization Rate (Cash Basis)		Sales Price	Sales Price per RSF
Nine months ended September 30, 2023:
Value harvesting of dispositions and recycling of assets not integral to our mega campus strategy
225, 266, and 275 Second Avenue and 780 and 790 Memorial Drive(1)	Route 128 and Cambridge/Inner Suburbs/Greater Boston	6/13/23	100%		428,663	5.0%	(1)	5.2%	(1)	$365,226	$852
11119 North Torrey Pines Road(2)	Torrey Pines/San Diego	5/4/23	100%		72,506	4.4%	(2)	4.6%	(2)	86,000	$1,186
275 Grove Street(3)	Route 128/Greater Boston	6/27/23	100%		509,702	N/A		N/A		109,349	N/A
Other										42,092
										602,667
Strategic dispositions and partial interest sales
421 Park Drive(4)	Fenway/Greater Boston	9/19/23	(4)		(4)	N/A		N/A		174,412	N/A
15 Necco Street(5)	Seaport Innovation District/Greater Boston	4/11/23	18%	(5)	345,995	6.6%		5.4%		66,108	$1,626
9625 Towne Centre Drive(6)	University Town Center/ San Diego	6/21/23	20.1%		163,648	4.2%		4.5%		32,261	$981
										272,781
Dispositions and sales of partial interests completed nine months ended September 30, 2023										875,448
Pending and under executed letters of intent or purchase and sale agreements										699,274
										1,574,722
Additional targeted non-core dispositions in process										75,278
2023 dispositions and sales of partial interests (midpoint)										$1,650,000

2023 guidance range					$1,550,000 – $1,750,000

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
(4)Represents the disposition of 268,023 RSF in a 660,034 RSF near-term development at 421 Park Drive. The proceeds from this transaction will help fund the construction of our remaining 392,011 RSF of the project. The project is expected to commence vertical construction in the fourth quarter of 2023 and be substantially complete in 2026. The buyer will fund the remaining costs to construct its 268,023 RSF, and these costs are not included in our projected construction spending. We will develop and operate the completed project and will earn development fees over the next three years.
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

New Class A/A+ development and redevelopment properties

VISIBILITY OF FUTURE GROWTH WITH ANNUAL NET OPERATING INCOME OF

$580 MILLION[(1)]

Placed Into Service

1H23	3Q23
$81M	$39M
840,587 RSF	450,134 RSF
100% LEASED	100% LEASED

Expected to Be Placed Into Service and Stabilized[(2)]

4Q23	2024	2025–3Q26
$114M	$127M	$339M
808,095 RSF	1.8M RSF	3.8M RSF
99% LEASED	92% LEASED	41% LEASED/NEGOTIATING

ALEXANDRIA'S OPERATIONAL EXCELLENCE DRIVES ACCELERATED DELIVERY OF 325 BINNEY AND ONBOARDING OF NET OPERATING INCOME

325 BINNEY STREET | GREATER BOSTON
Moderna

Refer to “Net operating income” in the “Non-GAAP measures and definitions” section within this Item 2 for additional details and its reconciliation from the most directly comparable financial measures presented in accordance with GAAP.
(1)Our share of annual incremental net operating income primarily commencing from 4Q23 through 3Q26 is $491 million.
(2)Represents projects under construction aggregating 5.6 million RSF and two near-term projects aggregating 0.8 million RSF expected to commence construction during the next three quarters after September 30, 2023.

New Class A/A+ development and redevelopment properties: recent deliveries

201 Brookline Avenue	140 First Street	751 Gateway Boulevard	Alexandria Center® for Advanced Technologies – Monte Villa Parkway(1)
Greater Boston/Fenway	Greater Boston/Cambridge	San Francisco Bay Area/South San Francisco	Seattle/Bothell
451,967 RSF	403,892 RSF	230,592 RSF	65,086 RSF
100% Occupancy	100% Occupancy	100% Occupancy	100% Occupancy

9808 Medical Center Drive	9601 and 9603 Medical Center Drive(2)	20400 Century Boulevard	2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive(3)	8800 Technology Forest Place
Maryland/Rockville	Maryland/Rockville	Maryland/Gaithersburg	Research Triangle/Research Triangle	Texas/Greater Houston
26,460 RSF	95,911 RSF	81,006 RSF	603,316 RSF	50,094 RSF
100% Occupancy	100% Occupancy	100% Occupancy	100% Occupancy	100% Occupancy

(1)Image represents 3755 Monte Villa Parkway.
(2)Image represents 9601 Medical Center Drive.
(3)Image represents 2400 Ellis Road on the Alexandria Center® for Life Science – Durham mega campus.

New Class A/A+ development and redevelopment properties: recent deliveries (continued)
The following table presents value-creation development and redevelopment of new Class A/A+ properties placed into service during the nine months ended September 30, 2023 (dollars in thousands):

Annual Incremental Net Operating Income Generated From Deliveries Totals $120 Million
During YTD 3Q23, Including $39 Million From 3Q23

Property/Market/Submarket	3Q23 Delivery Date(1)	Our Ownership Interest	RSF Placed in Service					Occupancy Percentage(2)	Total Project		Unlevered Yields
			Prior to 1/1/23	1Q23	2Q23	3Q23	Total				Initial Stabilized	Initial Stabilized (Cash Basis)
									RSF	Investment
Development projects
201 Brookline Avenue/Greater Boston/Fenway	N/A	99.0%	340,073	107,174	4,720	—	451,967	100%	510,116	$775,000	7.2%	6.5%
751 Gateway Boulevard/San Francisco Bay Area/South San Francisco	9/1/23	51.0%	—	—	—	230,592	230,592	100%	230,592	246,000	7.0	7.5
9808 Medical Center Drive/Maryland/Rockville	9/13/23	100%	—	—	—	26,460	26,460	100%	95,061	113,000	5.5	5.5

Redevelopment projects
140 First Street/Greater Boston/Cambridge	8/6/23	100%	—	—	325,346	78,546	403,892	100%	408,259	1,248,000	5.6	4.7
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Seattle/Bothell	9/1/23	100%	—	35,847	—	29,239	65,086	100%	460,623	229,000	6.3	6.2
9601 and 9603 Medical Center Drive/Maryland/Rockville	9/30/23	100%	34,589	13,927	—	47,395	95,911	100%	95,911	63,000	8.0	6.8
20400 Century Boulevard/Maryland/Gaithersburg	N/A	100%	50,738	19,692	10,576	—	81,006	100%	81,006	35,000	9.5	9.3
2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive/Research Triangle/Research Triangle	N/A	100%	326,445	276,871	—	—	603,316	100%	603,316	241,000	8.1	6.8
8800 Technology Forest Place/Texas/Greater Houston	8/25/23	100%	—	—	46,434	3,660	50,094	100%	123,392	112,000	6.3	6.0
Canada	9/29/23	100%	—	—	—	34,242	34,242	100%	250,790	104,000	7.0	7.0
Weighted average/total	8/24/23		751,845	453,511	387,076	450,134	2,042,566		2,859,066	$3,166,000	6.5%	5.9%

(1)Represents the average delivery date for deliveries that occurred during the three months ended September 30, 2023, weighted by annual rental revenue.
(2)Relates to total operating RSF placed in service as of the most recent delivery.

New Class A/A+ development and redevelopment properties: current projects

325 Binney Street	99 Coolidge Avenue	500 North Beacon Street and 4 Kingsbury Avenue(1)	201 Brookline Avenue	401 Park Drive
Greater Boston/Cambridge	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Fenway	Greater Boston/Fenway
462,100 RSF	320,809 RSF	248,018 RSF	58,149 RSF	133,578 RSF
100% Leased	36% Leased	85% Leased	98% Leased	17% Leased

15 Necco Street	40, 50, and 60 Sylvan Road(2)	1450 Owens Street(3)	651 Gateway Boulevard	230 Harriet Tubman Way
Greater Boston/ Seaport Innovation District	Greater Boston/Route 128	San Francisco Bay Area/ Mission Bay	San Francisco Bay Area/ South San Francisco	San Francisco Bay Area/ South San Francisco
345,995 RSF	515,273 RSF	212,796 RSF	300,010 RSF	285,346 RSF
97% Leased	36% Leased/Negotiating	—% Leased/Negotiating	22% Leased	100% Leased

(1)Image represents 500 North Beacon Street on the Arsenal on the Charles mega campus.
(2)Image represents 50 Sylvan Road. This mega campus project is expected to capture demand in our Route 128 submarket. We have executed a letter of intent with a multinational pharmaceutical company for 36% of the entire project.
(3)Image represents a single- or multi-tenant project expanding our existing mega campus, which will be 100% funded by our joint venture partner. We are currently marketing the space for lease and have initial interest from publicly traded biotechnology and institutional tenants.

New Class A/A+ development and redevelopment properties: current projects (continued)

10935, 10945, and 10955 Alexandria Way(1)	4155 Campus Point Court	10075 Barnes Canyon Road	1150 Eastlake Avenue East	Alexandria Center® for Advanced Technologies – Monte Villa Parkway(2)
San Diego/Torrey Pines	San Diego/ University Town Center	San Diego/Sorrento Mesa	Seattle/Lake Union	Seattle/Bothell
334,996 RSF	171,102 RSF	254,771 RSF	311,631 RSF	148,890 RSF
75% Leased	100% Leased	17% Leased/Negotiating	100% Leased	82% Leased

9810 and 9820 Darnestown Road	9808 Medical Center Drive	6040 George Watts Hill Drive, Phase II	8800 Technology Forest Place
Maryland/Rockville	Maryland/Rockville	Research Triangle/Research Triangle	Texas/Greater Houston
442,000 RSF	68,601 RSF	88,038 RSF	73,298 RSF
100% Leased	60% Leased	100% Leased	41% Leased

(1)Formerly known as 10931 and 10933 North Torrey Pines Road.
(2)Image represents 3755 Monte Villa Parkway.

New Class A/A+ development and redevelopment properties: current projects (continued)
The following tables set forth a summary of our new Class A/A+ development and redevelopment properties under construction and pre-leased/negotiating near-term projects as of September 30, 2023 (dollars in thousands):

Property/Market/Submarket		Square Footage			Percentage			Occupancy(1)
	Dev/Redev	In Service	CIP	Total	Leased	Leased/Negotiating		Initial	Stabilized
Under construction
2023 stabilization
325 Binney Street/Greater Boston/Cambridge	Dev	—	462,100	462,100	100%	100%		4Q23	4Q23
15 Necco Street/Greater Boston/Seaport Innovation District	Dev	—	345,995	345,995	97	97		4Q23	4Q23
		—	808,095	808,095	99	99
2024 stabilization
201 Brookline Avenue/Greater Boston/Fenway	Dev	451,967	58,149	510,116	98	98		3Q22	2024
840 Winter Street/Greater Boston/Route 128	Redev	28,534	139,680	168,214	100	100		2024	2024
230 Harriet Tubman Way/San Francisco Bay Area/South San Francisco	Dev	—	285,346	285,346	100	100		2024	2024
4155 Campus Point Court/San Diego/University Town Center	Dev	—	171,102	171,102	100	100		2024	2024
1150 Eastlake Avenue East/Seattle/Lake Union	Dev	—	311,631	311,631	100	100		4Q23	2024
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Seattle/Bothell	Redev	311,733	148,890	460,623	82	82		1Q23	2024
9820 Darnestown Road/Maryland/Rockville	Dev	—	250,000	250,000	100	100		2024	2024
9810 Darnestown Road/Maryland/Rockville	Dev	—	192,000	192,000	100	100		2024	2024
9808 Medical Center Drive/Maryland/Rockville	Dev	26,460	68,601	95,061	60	60		3Q23	2024
6040 George Watts Hill Drive, Phase II/Research Triangle/Research Triangle	Dev	—	88,038	88,038	100	100		2024	2024
8800 Technology Forest Place/Texas/Greater Houston	Redev	50,094	73,298	123,392	41	41		2Q23	2024
		868,788	1,786,735	2,655,523	92	92
		868,788	2,594,830	3,463,618	94	94
2025 and beyond stabilization
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	Dev	—	320,809	320,809	36	36		2024	2025
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/ Cambridge/Inner Suburbs	Dev	—	248,018	248,018	85	85		2024	2025
401 Park Drive/Greater Boston/Fenway	Redev	—	133,578	133,578	17	17		2024	2026
40, 50, and 60 Sylvan Road/Greater Boston/Route 128	Redev	—	515,273	515,273	—	36		2024	2026
Other/Greater Boston	Redev	—	453,869	453,869	—	—		2025	2026
1450 Owens Street/San Francisco Bay Area/Mission Bay	Dev	—	212,796	212,796	—	—	(2)	2024	2025
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	Redev	—	300,010	300,010	22	22		2024	2025
10935, 10945, and 10955 Alexandria Way/San Diego/Torrey Pines	Dev	—	334,996	334,996	75	75	(3)	2025	2026
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	Dev	—	254,771	254,771	—	17		2024	2025
Canada	Redev	67,234	183,556	250,790	73	73		3Q23	2025
		67,234	2,957,676	3,024,910	28	36	(4)

		936,022	5,552,506	6,488,528	63%	67%
(1)Initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy. Multi-tenant projects may increase in occupancy over a period of time.
(2)Represents a single- or multi-tenant project expanding our existing mega campus, which will be 100% funded by our joint venture partner. We are currently marketing the space for lease and have initial interest from publicly traded biotechnology and institutional tenants.
(3)We terminated a lease at our development project located at 10935 and 10945 Alexandria Way (formerly known as 10931 and 10933 North Torrey Pines Road) to allow this tenant to remain and extend the lease term in its existing space at one of our operating properties. In addition, we re-leased a majority of this development project by relocating a high-credit tenant for higher rents and a longer lease term from our near-term project at 11255 and 11355 North Torrey Pines Road.
(4)These projects are focused on demand from our existing tenants in our adjacent properties/campuses and will also address demand from other non-Alexandria properties/campuses.

New Class A/A+ development and redevelopment properties: current projects (continued)

Property/Market/Submarket		Square Footage			Percentage
	Dev/Redev	In Service	CIP	Total	Leased	Leased/Negotiating
Near-term projects expected to commence construction in the next three quarters
2025 and beyond stabilization
421 Park Drive/Greater Boston/Fenway	Dev	—	392,011	392,011	13%	13%
4135 Campus Point Court/San Diego/University Town Center	Dev	—	426,927	426,927	100	100
		—	818,938	818,938	59	59
Total		936,022	6,371,444	7,307,466	63%	66%

New Class A/A+ development and redevelopment properties: current projects (continued)

	Our Ownership Interest	At 100%						Unlevered Yields
Property/Market/Submarket		In Service	CIP	Cost to Complete		Total at Completion		Initial Stabilized	Initial Stabilized (Cash Basis)

Under construction
2023 stabilization
325 Binney Street/Greater Boston/Cambridge	100%	$—	$700,331	$190,669		$891,000		8.5%	7.2%
15 Necco Street/Greater Boston/Seaport Innovation District	60.3%	—	477,880	89,120		567,000		6.7%	5.5%
		—	1,178,211
2024 stabilization
201 Brookline Avenue/Greater Boston/Fenway	99.0%	659,954	74,331	40,715		775,000		7.2%	6.5%
840 Winter Street/Greater Boston/Route 128	100%	13,648	125,004	69,348		208,000		7.5%	6.5%
230 Harriet Tubman Way/San Francisco Bay Area/South San Francisco	46.7%	—	205,164	207,836		413,000		7.4%	6.2%
4155 Campus Point Court/San Diego/University Town Center	55.0%	—	74,816	98,184		173,000		7.4%	6.5%
1150 Eastlake Avenue East/Seattle/Lake Union	100%	—	361,659	43,341		405,000		6.4%	6.2%
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Seattle/Bothell	100%	92,509	88,709	47,782		229,000		6.3%	6.2%
9820 Darnestown Road/Maryland/Rockville	100%	—	120,933	56,067		177,000		6.3%	5.6%
9810 Darnestown Road/Maryland/Rockville	100%	—	102,125	30,875		133,000		6.9%	6.2%
9808 Medical Center Drive/Maryland/Rockville	100%	34,551	50,805	27,644		113,000		5.5%	5.5%
6040 George Watts Hill Drive, Phase II/Research Triangle/Research Triangle	100%	—	58,730	5,270		64,000		8.0%	7.0%
8800 Technology Forest Place/Texas/Greater Houston	100%	43,009	54,185	14,806		112,000		6.3%	6.0%
		843,671	1,316,461
2025 and beyond stabilization(1)
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	75.0%	—	273,700	TBD
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/ Cambridge/Inner Suburbs	100%	—	302,560	124,440		427,000		6.2%	5.5%
401 Park Drive/Greater Boston/Fenway	100%	—	138,130	TBD
40, 50, and 60 Sylvan Road/Greater Boston/Route 128	100%	—	384,730
Other/Greater Boston	100%	—	138,361
1450 Owens Street/San Francisco Bay Area/Mission Bay	42.8%	—	197,406
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	50.0%	—	280,604
10935, 10945, and 10955 Alexandria Way/San Diego/Torrey Pines	100%	—	142,404	360,596		503,000		6.2%	5.8%
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	50.0%	—	103,700	TBD
Canada	100%	21,729	42,057	40,214		104,000		7.0%	7.0%
		21,729	2,003,652

		$865,400	$4,498,324	$2,850,000	(2)	$8,210,000	(2)
(1)We expect to provide total estimated costs and related yields for each project with estimated stabilization in 2025 and beyond over the next several quarters.
(2)Amounts are rounded to the nearest $10 million and include preliminary estimated amounts for projects listed as TBD.

New Class A/A+ development and redevelopment properties: current projects (continued)

	Our Ownership Interest	At 100%
Property/Market/Submarket		In Service	CIP		Cost to Complete		Total at Completion

Near-term projects expected to commence construction in the next three quarters
2025 and beyond stabilization					TBD
421 Park Drive/Greater Boston/Fenway	99.6%	$—	$276,096
4135 Campus Point Court/San Diego/University Town Center	55.0%	—	110,632

		—	386,728		$890,000	(1)	$1,280,000	(1)
Total		$865,400	$4,885,052		$3,740,000	(1)	$9,490,000	(1)
Our share of investment(2)			$4,160,000	(1)	$3,130,000	(1)	$8,150,000	(1)

(1)Amounts are rounded to the nearest $10 million and include preliminary estimated amounts for projects listed as TBD.
(2)Represents our share of investment based on our ownership percentages at the completion of development or redevelopment projects.

New Class A/A+ development and redevelopment properties: summary of pipeline

The following table summarizes the key information for all our development and redevelopment projects in North America as of September 30, 2023 (dollars in thousands):

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment					Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Near Term	Intermediate Term	Future

Greater Boston
Mega Campus: Alexandria Center® at One Kendall Square/Cambridge	100%	$700,331	462,100	—	—	—	—	462,100
325 Binney Street
99 Coolidge Avenue/Cambridge/Inner Suburbs	75.0%	273,700	320,809	—	—	—	—	320,809
Mega Campus: The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	313,688	248,018	—	308,446	—	34,157	590,621
311 Arsenal Street, 500 North Beacon Street, and 4 Kingsbury Avenue
Mega Campus: Alexandria Center® for Life Science – Fenway/Fenway	(2)	488,557	191,727	392,011	—	—	—	583,738
201 Brookline Avenue and 401 and 421 Park Drive
15 Necco Street/Seaport Innovation District	60.3%	477,880	345,995	—	—	—	—	345,995
Mega Campus: 40, 50, and 60 Sylvan Road, 35 Gatehouse Drive, and 840 Winter Street/Route 128	100%	568,893	654,953	—	—	—	515,000	1,169,953
Mega Campus: Alexandria Center® at Kendall Square/Cambridge	100%	107,045	—	—	—	174,500	41,955	216,455
100 Edwin H. Land Boulevard
Mega Campus: 480 Arsenal Way and 446, 458, 500, and 550 Arsenal Street/Cambridge/Inner Suburbs	100%	82,056	—	—	—	—	902,000	902,000
446, 458, 500, and 550 Arsenal Street
Mega Campus: Alexandria Technology Square®/Cambridge	100%	7,881	—	—	—	—	100,000	100,000
Mega Campus: 380 and 420 E Street/Seaport Innovation District	100%	129,485	—	—	—	—	1,000,000	1,000,000
99 A Street/Seaport Innovation District	100%	51,705	—	—	—	—	235,000	235,000
10 Necco Street/Seaport Innovation District	100%	102,024	—	—	—	—	175,000	175,000
Mega Campus: One Moderna Way/Route 128	100%	25,747	—	—	—	—	1,100,000	1,100,000
215 Presidential Way/Route 128	100%	6,813	—	—	—	—	112,000	112,000
Other value-creation projects	(3)	286,788	453,869	—	190,992	—	1,132,549	1,777,410
		$3,622,593	2,677,471	392,011	499,438	174,500	5,347,661	9,091,081

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
(2)We have a 99.0% interest in 201 Brookline Avenue aggregating 58,149 RSF and a 100% interest in 401 Park Drive aggregating 133,578 RSF, which are currently under construction, and a 99.6% interest in the near-term development project at 421 Park Drive aggregating 392,011 RSF. Refer to “Dispositions and sales of partial interests” within this item 2 for additional details on our sale of 268,023 RSF at 421 Park Drive.
(3)Includes a property in which we own a partial interest through a real estate joint venture. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional details.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment						Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Near Term	Intermediate Term		Future
San Francisco Bay Area
Mega Campus: Alexandria Center® for Science and Technology – Mission Bay/Mission Bay	42.8%	$197,406	212,796	—	—	—		—	212,796
1450 Owens Street
Mega Campus: Alexandria Technology Center® – Gateway/South San Francisco	50.0%	306,472	300,010	—	—	—		291,000	591,010
651 Gateway Boulevard
Alexandria Center® for Life Science – Millbrae/South San Francisco	46.7%	352,963	285,346	—	198,188	150,213		—	633,747
230 Harriet Tubman Way, 201 and 231 Adrian Road, and 6 and 30 Rollins Road
Mega Campus: 211(2), 213(2), 249, 259, 269, and 279 East Grand Avenue/South San Francisco	100%	6,655	—	—	107,250	—		90,000	197,250
211 and 269 East Grand Avenue
Mega Campus: Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%	416,234	—	—	105,000	700,000		692,830	1,497,830
960 Industrial Road, 987 and 1075 Commercial Street, and 888 Bransten Road
901 California Avenue/Greater Stanford	100%	15,159	—	—	56,924	—		—	56,924
3825 and 3875 Fabian Way/Greater Stanford	100%	144,308	—	—	—	250,000		228,000	478,000
Mega Campus: 88 Bluxome Street/SoMa	100%	373,527	—	—	—	1,070,925		—	1,070,925
Mega Campus: 1122, 1150, and 1178 El Camino Real/South San Francisco	100%	371,668	—	—	—	—		1,930,000	1,930,000
Other value-creation projects	100%	—	—	—	—	—		25,000	25,000
		2,184,392	798,152	—	467,362	2,171,138		3,256,830	6,693,482
New York City
Mega Campus: Alexandria Center® for Life Science – New York City/New York City	100%	147,370	—	—	—	550,000	(3)	—	550,000
219 East 42nd Street/New York City	100%	—	—	—	—	579,947		—	579,947
		$147,370	—	—	—	1,129,947		—	1,129,947

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

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment						Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Near Term		Intermediate Term	Future

San Diego
Mega Campus: One Alexandria Square and One Alexandria North/Torrey Pines	100%	$338,173	334,996	—	309,094	(2)	125,280	—	769,370
10935, 10945, and 10955 Alexandria Way(3), 11255 and 11355 North Torrey Pines Road, and 10975 and 10995 Torreyana Road
Mega Campus: Campus Point by Alexandria/University Town Center	55.0%	369,692	171,102	426,927	—		—	1,074,445	1,672,474
10010(4), 10140(4), and 10260 Campus Point Drive and 4110, 4135, 4155, 4161, and 4275(4) Campus Point Court
Mega Campus: SD Tech by Alexandria/Sorrento Mesa	50.0%	204,829	254,771	—	—		160,000	333,845	748,616
9805 Scranton Road and 10065 and 10075 Barnes Canyon Road
Mega Campus: Sequence District by Alexandria/Sorrento Mesa	100%	44,780	—	—	200,000		509,000	1,089,915	1,798,915
6260, 6290, 6310, 6340, 6350, and 6450 Sequence Drive
Scripps Science Park by Alexandria/Sorrento Mesa	100%	112,826	—	—	105,000		175,041	318,308	598,349
10048, 10219, 10256, and 10260 Meanley Drive, and 10277 Scripps Ranch Boulevard
Mega Campus: University District/University Town Center	100%	156,097	—	—	—		937,000	100,000	1,037,000
9363, 9373, 9393, and 9625(5) Towne Centre Drive, 8410-8750 Genesee Avenue, and 4282 Esplanade Court
Pacific Technology Park/Sorrento Mesa	50.0%	23,210	—	—	—		149,000	—	149,000
9444 Waples Street
Mega Campus: 5200 Illumina Way/University Town Center	51.0%	17,418	—	—	—		—	451,832	451,832
4025, 4031, 4045, and 4075 Sorrento Valley Boulevard/Sorrento Valley	100%	38,510	—	—	—		—	247,000	247,000
Other value-creation projects	100%	71,545	—	—	—		—	475,000	475,000
		$1,377,080	760,869	426,927	614,094		2,055,321	4,090,345	7,947,556

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
(2)Represents our near-term project at 11255 and 11355 North Torrey Pines Road, which vertical construction is subject to future market conditions and leasing.
(3)Formerly known as 10931 and 10933 North Torrey Pines Road. Refer to the “New Class A/A+ development and redevelopment properties: current projects” section within this Item 2 for additional details.
(4)We have a 100% interest in this property.
(5)We own a partial interest in this property through a real estate joint venture. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional details.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment					Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Near Term	Intermediate Term	Future
Seattle
Mega Campus: The Eastlake Life Science Campus by Alexandria/Lake Union	100%	$361,659	311,631	—	—	—	—	311,631
1150 Eastlake Avenue East
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Bothell	100%	88,709	148,890	—	50,552	—	—	199,442
3301, 3555, and 3755 Monte Villa Parkway
Mega Campus: Alexandria Center® for Life Science – South Lake Union/Lake Union	(2)	423,069	—	—	1,095,586	—	188,400	1,283,986
601 and 701 Dexter Avenue North and 800 Mercer Street
830 and 1010 4th Avenue South/SoDo	100%	56,587	—	—	—	—	597,313	597,313
Mega Campus: Alexandria Center® for Advanced Technologies – Canyon Park/Bothell	100%	15,452	—	—	—	—	230,000	230,000
21660 20th Avenue Southeast
Other value-creation projects	100%	97,620	—	—	—	—	691,000	691,000
		1,043,096	460,521	—	1,146,138	—	1,706,713	3,313,372
Maryland
Mega Campus: Alexandria Center® for Life Science – Shady Grove/Rockville	100%	293,837	510,601	—	—	258,000	38,000	806,601
9808 Medical Center Drive and 9810, 9820, and 9830 Darnestown Road
		$293,837	510,601	—	—	258,000	38,000	806,601

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

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment					Total(1)
				Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
				Under Construction	Committed Near Term	Near Term	Intermediate Term	Future
Research Triangle
6040 George Watts Hill Drive, Phase II/Research Triangle	100%	$58,730		88,038	—	—	—	—	88,038
Mega Campus: Alexandria Center® for Advanced Technologies/Research Triangle	100%	95,789		—	—	180,000	—	990,000	1,170,000
4 and 12 Davis Drive
Mega Campus: Alexandria Center® for NextGen Medicines/Research Triangle	100%	103,482		—	—	100,000	100,000	855,000	1,055,000
3029 East Cornwallis Road
Mega Campus: Alexandria Center® for Life Science – Durham/Research Triangle	100%	173,454		—	—	—	150,000	2,060,000	2,210,000
41 Moore Drive
120 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive/Research Triangle	100%	52,598		—	—	—	—	750,000	750,000
Other value-creation projects	100%	4,185		—	—	—	—	76,262	76,262
		488,238		88,038	—	280,000	250,000	4,731,262	5,349,300
Texas
Alexandria Center® for Advanced Technologies at The Woodlands /Greater Houston	100%	72,443		73,298	—	—	—	116,405	189,703
8800 Technology Forest Place
1020 Red River Street/Austin	100%	9,327		—	—	—	—	177,072	177,072
Other value-creation projects	100%	133,084		—	—	—	—	1,694,000	1,694,000
		214,854		73,298	—	—	—	1,987,477	2,060,775

Canada	100%	42,057		183,556	—	—	—	371,743	555,299
Other value-creation projects	100%	103,411		—	—	—	—	724,349	724,349
Total pipeline as of September 30, 2023		$9,516,928	(2)	5,552,506	818,938	3,007,032	6,038,906	22,254,380	37,671,762

Refer to the definition of “Mega campus” in the “Definitions and reconciliations” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.

(1)Total square footage includes 4,151,793 RSF of buildings currently in operation that will be redeveloped or replaced with new development RSF upon commencement of future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(2)Total book value includes $4.5 billion of projects currently under construction that are 67% leased/negotiating. We also expect to commence construction on two near-term projects aggregating $386.7 million, which are 59% leased, in the next three quarters after September 30, 2023.

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our annual report on Form 10-K for the year ended December 31, 2022 and our subsequent quarterly reports on Form 10-Q. We believe that such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe that this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of held for sale assets are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments, impairments of real estate and non-real estate investments, and acceleration of stock compensation expense due to the resignation of an executive officer are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Impairments of non-real estate investments are not related to the operating performance of our real estate as they represent the write-down of non-real estate investments when their fair values decrease below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail within this Item 2. Key items included in net income attributable to Alexandria’s common stockholders for the three and nine months ended September 30, 2023 and 2022 and the related per share amounts were as follows (in millions, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
	Amount		Per Share – Diluted		Amount		Per Share – Diluted
Unrealized losses on non-real estate investments	$(77.2)	$(56.5)	$(0.45)	$(0.35)	$(221.0)	$(388.1)	$(1.29)	$(2.42)
Gain on sales of real estate	—	323.7	—	2.00	214.8	537.9	1.26	3.35
Impairment of non-real estate investments	(28.5)	—	(0.17)	—	(51.5)	—	(0.30)	—
Impairment of real estate	(20.6)	(38.8)	(0.12)	(0.24)	(189.2)	(38.8)	(1.11)	(0.24)
Loss on early extinguishment of debt	—	—	—	—	—	(3.3)	—	(0.02)
Acceleration of share-based compensation expense due to executive officer resignation	(1.9)	(7.2)	(0.01)	(0.04)	(1.9)	(7.2)	(0.01)	(0.04)
Total	$(128.2)	$221.2	$(0.75)	$1.37	$(248.8)	$100.5	$(1.45)	$0.63

Refer to Note 3 – “Investments in real estate” and Note 7 – “Investments” to our unaudited consolidated financial statements for addition information.

Same properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as Same Properties. For additional information on the determination of our Same Properties portfolio, refer to the definition of “Same property comparisons” in the “Non-GAAP measures and definitions” section within this Item 2. The following table presents information regarding our Same Properties for the three and nine months ended September 30, 2023:

	September 30, 2023
	Three Months Ended	Nine Months Ended
Percentage change in net operating income over comparable period from prior year	3.1%	3.7%
Percentage change in net operating income (cash basis) over comparable period from prior year	4.6%	5.6%
Operating margin	69%	70%
Number of Same Properties	336	301
RSF	33,934,050	30,168,779
Occupancy – current-period average	93.9%	94.4%
Occupancy – same-period prior-year average	95.3%	95.5%

The following table reconciles the number of Same Properties to total properties for the nine months ended September 30, 2023:

Development – under construction	Properties
201 Brookline Avenue	1
15 Necco Street	1
325 Binney Street	1
1150 Eastlake Avenue East	1
9810 and 9820 Darnestown Road	2
99 Coolidge Avenue	1
500 North Beacon Street and 4 Kingsbury Avenue	2
9808 Medical Center Drive	1
6040 George Watts Hill Drive	1
1450 Owens Street	1
230 Harriet Tubman Way	1
4155 Campus Point Court	1
10935, 10945, and 10955 Alexandria Way	3
10075 Barnes Canyon Road	1
18
Development – placed into service after January 1, 2022	Properties
825 and 835 Industrial Road	2
9950 Medical Center Drive	1
3115 Merryfield Row	1
8 and 10 Davis Drive	2
5 and 9 Laboratory Drive	2
10055 Barnes Canyon Road	1
10102 Hoyt Park Drive	1
751 Gateway Boulevard	1
11
Redevelopment – under construction	Properties
840 Winter Street	1
40, 50, and 60 Sylvan Road	3
Alexandria Center® for Advanced Technologies – Monte Villa Parkway	6
651 Gateway Boulevard	1
401 Park Drive	1
8800 Technology Forest Place	1
Canada	4
Other	2
19

Redevelopment – placed into service after January 1, 2022	Properties
3160 Porter Drive	1
5505 Morehouse Drive	1
The Arsenal on the Charles	11
30-02 48th Avenue	1
2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive	3
20400 Century Boulevard	1
140 First Street	1
9601 and 9603 Medical Center Drive	2
21
Acquisitions after January 1, 2022	Properties
3301, 3303, 3305, and 3307 Hillview Avenue	4
8505 Costa Verde Boulevard and 4260 Nobel Drive	2
225 and 235 Presidential Way	2
104 TW Alexander Drive	4
One Hampshire Street	1
Intersection Campus	9
100 Edwin H. Land Boulevard	1
10010 and 10140 Campus Point Drive and 4275 Campus Point Court	3
446 and 458 Arsenal Street	2
35 Gatehouse Drive	1
1001 Trinity Street and 1020 Red River Street	2
Other	10
41
Unconsolidated real estate JVs	4
Properties held for sale	4
Total properties excluded from Same Properties	118
Same Properties	301
Total properties in North America as of September 30, 2023	419

Comparison of results for the three months ended September 30, 2023 to the three months ended September 30, 2022

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended September 30, 2023, compared to the three months ended September 30, 2022 (dollars in thousands). Refer to the “Non-GAAP measures and definitions” section within this Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
Income from rentals:
Same Properties	$424,462	$412,354	$12,108	2.9%
Non-Same Properties	101,890	83,792	18,098	21.6
Rental revenues	526,352	496,146	30,206	6.1

Same Properties	158,102	146,032	12,070	8.3
Non-Same Properties	23,077	14,675	8,402	57.3
Tenant recoveries	181,179	160,707	20,472	12.7

Income from rentals	707,531	656,853	50,678	7.7

Same Properties	355	274	81	29.6
Non-Same Properties	5,902	2,725	3,177	116.6
Other income	6,257	2,999	3,258	108.6

Same Properties	582,919	558,660	24,259	4.3
Non-Same Properties	130,869	101,192	29,677	29.3
Total revenues	713,788	659,852	53,936	8.2

Same Properties	181,885	169,671	12,214	7.2
Non-Same Properties	35,802	31,518	4,284	13.6
Rental operations	217,687	201,189	16,498	8.2

Same Properties	401,034	388,989	12,045	3.1
Non-Same Properties	95,067	69,674	25,393	36.4
Net operating income	$496,101	$458,663	$37,438	8.2%

Net operating income – Same Properties	$401,034	$388,989	$12,045	3.1%
Straight-line rent revenue	(18,488)	(17,194)	(1,294)	7.5
Amortization of acquired below-market leases	(6,742)	(12,567)	5,825	(46.4)
Net operating income – Same Properties (cash basis)	$375,804	$359,228	$16,576	4.6%

Income from rentals

Total income from rentals for the three months ended September 30, 2023 increased by $50.7 million, or 7.7%, to $707.5 million, compared to $656.9 million for the three months ended September 30, 2022, as a result of an increase in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the three months ended September 30, 2023 increased by $30.2 million, or 6.1%, to $526.4 million, compared to $496.1 million for the three months ended September 30, 2022. The increase was primarily due to an increase in rental revenues from our Non-Same Properties related to 2.1 million RSF of development and redevelopment projects placed into service subsequent to July 1, 2022 and 14 operating properties aggregating 1.7 million RSF acquired subsequent to July 1, 2022.

Rental revenues from our Same Properties for the three months ended September 30, 2023 increased by $12.1 million, or 2.9%, to $424.5 million, compared to $412.4 million for the three months ended September 30, 2022. The increase was primarily due to rental rate increases on lease renewals and re-leasing of space since July 1, 2022.

Tenant recoveries

Tenant recoveries for the three months ended September 30, 2023 increased by $20.5 million, or 12.7%, to $181.2 million, compared to $160.7 million for the three months ended September 30, 2022. The increase was due to our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to July 1, 2022, as discussed above under “Rental revenues,” and also from our Same Properties related to tenant recoveries from higher operating expenses, as described below.

Same Properties’ tenant recoveries for the three months ended September 30, 2023 increased by $12.1 million, or 8.3%, to $158.1 million, compared to $146.0 million for the three months ended September 30, 2022, primarily due to higher operating expenses during the three months ended September 30, 2023, as discussed under “Rental operations” below. As of September 30, 2023, 92% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended September 30, 2023 increased by $3.3 million, or 108.6%, to $6.3 million, compared to $3.0 million for the three months ended September 30, 2022. The increase in other income was primarily due to an increase in interest income resulting from an increase in average interest rates earned from our money market accounts to over 4.0% during the three months ended September 30, 2023, compared to less than 1.0% during the three months ended September 30, 2022.

Rental operations

Total rental operating expenses for the three months ended September 30, 2023 increased by $16.5 million, or 8.2%, to $217.7 million, compared to $201.2 million for the three months ended September 30, 2022. The increase was partially due to incremental expenses related to our Non-Same Properties, which consist of development and redevelopment projects placed into service and acquired properties, as discussed above under “Rental revenues.”

Same Properties’ rental operating expenses increased by $12.2 million, or 7.2%, to $181.9 million during the three months ended September 30, 2023, compared to $169.7 million for the three months ended September 30, 2022. The increase was primarily the result of increases in (i) repair and maintenance expenses aggregating $3.3 million, primarily due to the timing of and higher rates for services; (ii) utilities expenses and contractual costs aggregating $1.6 million, primarily due to increases in rates; and (iii) property insurance expenses aggregating $1.4 million, primarily due to increases in insurance premiums.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2023 decreased by $4.0 million, or 7.9%, to $46.0 million, compared to $50.0 million for the three months ended September 30, 2022. The decrease was primarily due to the accelerated recognition during the three months ended September 30, 2022 of the stock-based compensation expense aggregating $7.2 million in connection with the resignation of Stephen A. Richardson, our former Co-Chief Executive Officer, effective July 31, 2022.

Interest expense

Interest expense for the three months ended September 30, 2023 and 2022 consisted of the following (dollars in thousands):

	Three Months Ended September 30,
Component	2023	2022	Change
Gross interest	$107,530	$96,173	$11,357
Capitalized interest	(96,119)	(73,189)	(22,930)
Interest expense	$11,411	$22,984	$(11,573)

Average debt balance outstanding(1)	$11,193,343	$10,672,372	$520,971
Weighted-average annual interest rate(2)	3.8%	3.6%	0.2%
(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the three months ended September 30, 2023, compared to the three months ended September 30, 2022, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$500 million of unsecured senior notes payable due 2053	5.26%	February 2023	$6,448
$500 million of unsecured senior notes payable due 2035 – green bond	4.88%	February 2023	5,959
Increase in construction borrowing under secured notes payable	8.36%		1,637
Other increase in interest			1,381
Total increases			15,425
Decreases in interest incurred due to:
Lower average outstanding balances under commercial paper program and unsecured senior line of credit			(4,068)
Total decreases			(4,068)
Change in gross interest			11,357
Increase in capitalized interest			(22,930)
Total change in interest expense			$(11,573)

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the three months ended September 30, 2023 increased by $14.4 million, or 5.7%, to $269.4 million, compared to $254.9 million for the three months ended September 30, 2022. The increase was primarily due to additional depreciation from development and redevelopment projects placed into service and properties acquired, as discussed above under “Rental revenues.”

Impairment of real estate

During the three months ended September 30, 2023, we recognized real estate impairment charges aggregating $20.6 million to further reduce the carrying amounts of primarily three non-laboratory properties classified as held for sale aggregating 230,704 RSF, located in our Greater Boston and Texas markets, to their respective estimated fair values less costs to sell. These assets represent non-core properties that are not integral to our mega campus strategy.

During the three months ended September 30, 2022, we recognized real estate impairment charges aggregating $38.8 million primarily related to a $38.3 million write-off our entire investment in a development project in one of our existing submarkets in California. This impairment was recognized upon our decision to not proceed with this project as a result of the deteriorated macroeconomic environment that negatively impacted the financial outlook for this project.

For more information, refer to the “Sales of real estate assets and impairment charges” section of Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report.

Investment loss

During the three months ended September 30, 2023, we recognized an investment loss aggregating $80.7 million. This loss comprised unrealized losses and reclassifications of $77.2 million resulting from a $58.1 million decrease primarily in the fair value of our investments in privately held entities that report NAV and a $19.1 million reclassification of unrealized gains recognized in prior periods into realized gains upon the sales of investments during the three months ended September 30, 2023. The investment loss also included realized losses of $3.5 million consisting of impairment charges of $28.5 million primarily related to three non-real estate investments in privately held entities that do not report NAV, partially offset by the realized gains related to the sales of investments and distributions received during the three months ended September 30, 2023.

During the three months ended September 30, 2022, we recognized investment loss aggregating $32.3 million, which consisted of $56.5 million of unrealized losses and $24.2 million of realized gains. For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report.

Gain on sales of real estate

During the three months ended September 30, 2023, no gain on sales of our real estate was recognized.

During the three months ended September 30, 2022, we recognized $323.7 million of gains primarily related to dispositions of 11 properties. The gains were classified in gain on sales of real estate within our consolidated statement of operations for the three months ended September 30, 2022.

For more information about our sales of real estate, refer to the “Sales of real estate assets and impairment charges” section of Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report.

Other comprehensive loss

Total other comprehensive loss for the three months ended September 30, 2023 decreased by $4.5 million to aggregate net unrealized losses of $8.4 million, compared to net unrealized losses of $12.9 million for the three months ended September 30, 2022, primarily in connection with the foreign currency translation related to our operations in Canada.

Comparison of results for the nine months ended September 30, 2023 to the nine months ended September 30, 2022

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022 (dollars in thousands). Refer to the “Non-GAAP measures and definitions” section within this Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Income from rentals:
Same Properties	$1,160,700	$1,116,410	$44,290	4.0%
Non-Same Properties	421,843	334,340	87,503	26.2
Rental revenues	1,582,543	1,450,750	131,793	9.1

Same Properties	408,733	382,197	26,536	6.9
Non-Same Properties	108,543	77,419	31,124	40.2
Tenant recoveries	517,276	459,616	57,660	12.5

Income from rentals	2,099,819	1,910,366	189,453	9.9

Same Properties	619	643	(24)	(3.7)
Non-Same Properties	28,045	7,672	20,373	265.6
Other income	28,664	8,315	20,349	244.7

Same Properties	1,570,052	1,499,250	70,802	4.7
Non-Same Properties	558,431	419,431	139,000	33.1
Total revenues	2,128,483	1,918,681	209,802	10.9

Same Properties	473,060	441,457	31,603	7.2
Non-Same Properties	163,394	137,344	26,050	19.0
Rental operations	636,454	578,801	57,653	10.0

Same Properties	1,096,992	1,057,793	39,199	3.7
Non-Same Properties	395,037	282,087	112,950	40.0
Net operating income	$1,492,029	$1,339,880	$152,149	11.4%

Net operating income – Same Properties	$1,096,992	$1,057,793	$39,199	3.7%
Straight-line rent revenue	(56,099)	(59,102)	3,003	(5.1)
Amortization of acquired below-market leases	(17,987)	(29,888)	11,901	(39.8)
Net operating income – Same Properties (cash basis)	$1,022,906	$968,803	$54,103	5.6%

Income from rentals

Total income from rentals for the nine months ended September 30, 2023 increased by $189.5 million, or 9.9%, to $2.1 billion, compared to $1.9 billion for the nine months ended September 30, 2022, as a result of increase in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the nine months ended September 30, 2023 increased by $131.8 million, or 9.1%, to $1.6 billion, compared to $1.5 billion for the nine months ended September 30, 2022. The increase was primarily due to an increase in rental revenues from our Non-Same Properties related to 4.4 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2022 and 41 operating properties aggregating 4.2 million RSF acquired subsequent to January 1, 2022.

Rental revenues from our Same Properties for the nine months ended September 30, 2023 increased by $44.3 million, or 4.0%, to $1.2 billion, compared to $1.1 billion for the nine months ended September 30, 2022. The increase was primarily due to rental rate increases on lease renewals and re-leasing of space since January 1, 2022.

Tenant recoveries

Tenant recoveries for the nine months ended September 30, 2023 increased by $57.7 million, or 12.5%, to $517.3 million, compared to $459.6 million for the nine months ended September 30, 2022. This increase was partially from our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to January 1, 2022, as discussed above under “Rental revenues.”

Same Properties’ tenant recoveries for the nine months ended September 30, 2023 increased by $26.5 million, or 6.9%, to $408.7 million, compared to $382.2 million for the nine months ended September 30, 2022, primarily due to higher operating expenses during the nine months ended September 30, 2023, as discussed under “Rental operations” below. As of September 30, 2023, 92% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the nine months ended September 30, 2023 and 2022 was $28.7 million and $8.3 million, respectively, which primarily consisted of construction management fees and interest income earned during each respective period. The increase in other income was primarily due to a $5.3 million leasing fee related to a joint venture in our Seattle market and an increase in interest income resulting from an increase in average interest rates earned from our money market accounts to over 4.0% during the nine months ended September 30, 2023, compared to less than 1.0% during the nine months ended September 30, 2022.

Rental operations

Total rental operating expenses for the nine months ended September 30, 2023 increased by $57.7 million, or 10.0%, to $636.5 million, compared to $578.8 million for the nine months ended September 30, 2022. The increase was partially due to incremental expenses related to our Non-Same Properties, which consist of development and redevelopment projects placed into service and acquired properties, as discussed above under “Rental revenues.”

Same Properties’ rental operating expenses increased by $31.6 million, or 7.2%, to $473.1 million during the nine months ended September 30, 2023, compared to $441.5 million for the nine months ended September 30, 2022. The increase was primarily the result of increases in (i) repair and maintenance expenses aggregating $9.0 million, primarily due to the timing of and higher rates for services; (ii) utilities expenses and contractual costs aggregating $4.6 million, primarily due to increases in rates; and (iii) property insurance expenses aggregating $4.2 million, primarily due to increases in insurance premiums.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2023 increased by $5.8 million, or 4.3%, to $140.1 million, compared to $134.3 million for the nine months ended September 30, 2022. The increase was primarily due to annual compensation increases and increases in costs for services required to continue to support our operations in multiple markets, including development and redevelopment projects placed into service and properties acquired, as discussed above under “Rental revenues.” As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended September 30, 2023 and 2022 were 9.3% and 10.1%, respectively.

The increase was partially offset by the decrease resulting from the accelerated recognition during the nine months ended September 30, 2022 of the stock-based compensation expense aggregating $7.2 million in connection with the resignation of Stephen A. Richardson, our former Co-Chief Executive Officer, effective July 31, 2022.

Interest expense

Interest expense for the nine months ended September 30, 2023 and 2022 consisted of the following (dollars in thousands):

	Nine Months Ended September 30,
Component	2023	2022	Change
Gross interest	$317,100	$275,835	$41,265
Capitalized interest	(274,863)	(199,154)	(75,709)
Interest expense	$42,237	$76,681	$(34,444)

Average debt balance outstanding(1)	$11,060,327	$10,373,770	$686,557
Weighted-average annual interest rate(2)	3.8%	3.5%	0.3%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$500 million of unsecured senior notes payable due 2053	5.26%	February 2023	$16,119
$500 million of unsecured senior notes payable due 2035 – green bond	4.88%	February 2023	14,897
$1.0 billion of unsecured senior notes payable	3.63%	February 2022	4,451
$800 million of unsecured senior notes payable – green bond	3.07%	February 2022	2,976
Increase in construction borrowing under secured notes payable	8.36%		4,108
Rate increases on borrowings under commercial paper program and from unsecured senior line of credit			2,628
Other increase in interest			2,991
Total increases			48,170
Decreases in interest incurred due to:
Repayment of secured notes payable	3.40%	April 2022	(1,787)
Lower average outstanding balances under commercial paper program and unsecured senior line of credit			(5,118)
Total decreases			(6,905)
Change in gross interest			41,265
Increase in capitalized interest			(75,709)
Total change in interest expense			$(34,444)
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the nine months ended September 30, 2023 increased by $70.6 million, or 9.6%, to $808.2 million, compared to $737.7 million for the nine months ended September 30, 2022. The increase was primarily due to additional depreciation from development and redevelopment projects placed into service and properties acquired, as discussed above under “Rental revenues.”

Impairment of real estate

During the nine months ended September 30, 2023, we recognized real estate impairment charges aggregating $189.2 million, primarily consisting of the following:

•Impairment charge aggregating $145.4 million to reduce the carrying amount of a three-building office campus in our Route 128 submarket to its current fair value, less costs to sell, upon its classification as held for sale.

•Impairment charge aggregating $17.1 million to fully write down the carrying amount of our one remaining property in Asia.

•Impairment charges aggregating $20.6 million recognized during the three months ended September 30, 2023 to further reduce the carrying amounts of primarily three non-laboratory properties classified as held for sale aggregating 230,704 RSF, located in our Greater Boston and Texas markets, to their respective estimated fair values less costs to sell. These assets represent non-core properties that are not integral to our mega campus strategy.

During the nine months ended September 30, 2022, we recognized real estate impairment charges aggregating $38.8 million primarily related to a $38.3 million write-off our entire investment in a development project in one of our existing submarkets in California. This impairment was recognized upon our decision to not proceed with this project as a result of the deteriorated macroeconomic environment that negatively impacted the financial outlook for this project.

For more information, refer to the “Sales of real estate assets and impairment charges” section of Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report.

Loss on early extinguishment of debt

During the nine months ended September 30, 2023, no loss on early extinguishment of debt was recognized.

During the nine months ended September 30, 2022, we recognized a loss on early extinguishment of debt of $3.3 million, including a prepayment penalty and the write-off of unamortized loan fees, related to the repayment of two secured notes payable.

Investment loss

During the nine months ended September 30, 2023, we recognized an investment loss aggregating $204.1 million. This loss comprised unrealized losses and reclassifications of $221.0 million resulting from a $145.9 million decrease primarily in the fair value of our investments in privately held entities that report NAV and a $75.1 million reclassification of unrealized gains recognized in prior periods into realized gains upon the sales of investments during the nine months ended September 30, 2023. The investment loss also included realized gains of $16.9 million primarily consisting of realized gains on the sales of investments and distributions received, partially offset by impairment charges of $51.5 million primarily related to non-real estate investments in privately held entities that do not report NAV.

During the nine months ended September 30, 2022, we recognized investment loss aggregating $312.1 million, which consisted of $76.0 million of realized gains and $388.1 million of unrealized losses.

For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report. For our impairments accounting policy, refer to the “Investments” section of Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements under Item 1 of this report.

Gain on sales of real estate

During the nine months ended September 30, 2023, we recognized $214.8 million of gains related to the dispositions of six properties. The gains were classified in gain on sales of real estate within our consolidated statement of operations for the nine months ended September 30, 2023.

During the nine months ended September 30, 2022, we recognized $537.9 million of gains primarily related to the dispositions of 23 properties. The gains were classified in gain on sales of real estate within our consolidated statement of operations for the nine months ended September 30, 2022.

For more information about our sales of real estate, refer to the “Sales of real estate assets and impairment charges” section of Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report.

Other comprehensive loss

Total other comprehensive loss for the nine months ended September 30, 2023 decreased by $13.3 million to aggregate net unrealized losses of $4.2 million, compared to net unrealized losses of $17.4 million for the nine months ended September 30, 2022, primarily in connection with the foreign currency translation related to our operations in Canada.

Summary of capital expenditures

Our construction spending for the nine months ended September 30, 2023 and projected spending for the remainder of the year ending December 31, 2023 consisted of the following (in thousands):

	Nine Months Ended September 30, 2023	Projected Midpoint for the Year Ending December 31, 2023
Construction spending(1)	$2,775,816	$3,471,000	(2)
Contributions from partners in our existing consolidated real estate joint ventures	(358,808)	(536,000)
Total construction spending	$2,417,008	$2,935,000
Guidance range		$2,785,000 – $3,085,000
(1)Includes our contributions in unconsolidated real estate joint ventures related to construction.
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

Projected capital contributions from partners in consolidated real estate joint ventures to fund construction

The following table summarizes projected capital contributions from partners in our consolidated joint ventures to fund construction through 2026 (in thousands):

Contributions From Partners in Our Existing Consolidated Real Estate Joint Ventures
Projected timing	Amount(1)
Three months ending December 31, 2023	$177,000
2024 through 2026	1,054,000
Total	$1,231,000

(1)Amounts represent reductions to our consolidated construction spending.

Capitalization of interest

Our construction spending includes capitalized interest. The table below provides key categories of interest capitalized during the nine months ended September 30, 2023:

Percentage of Total Capitalized Interest
Value-creation pipeline: developments and redevelopments	88%
Smaller redevelopments and repositioning capital projects	12
100%

The table below provides categories of additional operating RSF under our value-creation pipeline as of September 30, 2023, of which 68% of RSF is within our existing mega campuses:

	Upon Completion of Construction
	Additional Operating RSF	Growth in Operating RSF

Under construction and committed near-term projects(1)	6,371,444	81%
Value-add pre-construction: primarily mega campus entitlement, permitting, design, and site work	27,148,525
Value-creation pipeline: developments and redevelopments	33,519,969

(1)Represents projects under construction aggregating 5.6 million RSF and two near-term projects aggregating 0.8 million RSF expected to commence construction during the next three quarters after September 30, 2023, which are 66% leased/negotiating and are expected to generate $580 million in annual incremental net operating income from the fourth quarter of 2023 through the third quarter of 2026.

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

Projected 2023 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted	As of 10/23/23	As of 7/24/23	Key Changes
Earnings per share(1)	$1.36 to $1.38	$2.72 to $2.78
Depreciation and amortization of real estate assets	5.60	5.55
Gain on sales of real estate	(1.26)	(1.26)
Impairment of real estate – rental properties	1.62	0.98	(2)
Allocation of unvested restricted stock awards	(0.03)	(0.04)
Funds from operations per share(3)	$7.29 to $7.31	$7.95 to $8.01
Unrealized losses on non-real estate investments	1.29	0.84
Impairment of non-real estate investments	0.30	0.13	(4)
Impairment of real estate	0.02	0.02
Acceleration of stock compensation expense due to executive officer resignation	0.09	—	(5)
Allocation to unvested restricted stock awards	(0.02)	(0.01)
Funds from operations per share, as adjusted(3)	$8.97 to $8.99	$8.93 to $8.99	2 cent increase to midpoint; narrowed range by 4 cents
Midpoint	$8.98	$8.96

(1)Excludes unrealized gains or losses after September 30, 2023 that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.
(2)Refer to the “Sales of real estate assets and impairment charges” section in Note 3 – “Investments in real estate” and Note 16 – “Subsequent event” to our unaudited consolidated financial statements under Item 1 of this report for additional information.
(3)Refer to the definition of “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” in the “Non-GAAP measures and definitions” section within this Item 2 for additional information.
(4)Refer to Note 7 – “Investments” to our unaudited consolidated financial statements under Item 1 of this report for additional information.
(5)Effective on September 15, 2023, Dean A. Shigenaga resigned from his positions as President and Chief Financial Officer and is expected to remain a full-time employee through December 31, 2023, and a part-time employee thereafter. In connection with Mr. Shigenaga’s resignation, stock-based compensation expense aggregating $15.6 million was accelerated through December 31, 2023, of which $1.9 million was recognized during the three months ended September 30, 2023. The increase in general and administrative expenses for the year ending December 31, 2023 was partially offset by a reduction to his compensation after September 15, 2023.

Key Assumptions(1) (Dollars in millions)	As of 10/23/23		As of 7/24/23
	Low	High	Low	High	Key Changes

Occupancy percentage for operating properties in North America as of December 31, 2023	94.6%	95.6%	94.6%	95.6%	No change
Lease renewals and re-leasing of space:
Rental rate increases	28.0%	33.0%	28.0%	33.0%
Rental rate increases (cash basis)	12.0%	17.0%	12.0%	17.0%
Same property performance:
Net operating income increases	2.0%	4.0%	2.0%	4.0%
Net operating income increases (cash basis)	4.0%	6.0%	4.0%	6.0%
Straight-line rent revenue	$130	$145	$130	$145
General and administrative expenses	$197	$207	$183	$193	$14 million increase	(2)
Capitalization of interest	$346	$366	$342	$362	$4 million increase	(3)
Interest expense	$70	$90	$74	$94	$4 million decrease	(3)

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
(2)Refer to footnote 5 above for additional information.
(3)The changes to our guidance ranges for capitalization of interest and interest expense for the year ending December 31, 2023 are primarily due to a five-week change in the delivery of our 140 First Street redevelopment project in our Cambridge submarket and a two-and-a-half-month change in the timing of our disposition of 268,023 RSF in a 660,034 RSF near-term development project at 421 Park Drive in our Fenway submarket. Both the delivery and the partial disposition were completed during three months ended September 30, 2023.

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling(1) Interest Share		Operating RSF at 100%
50 and 60 Binney Street/Greater Boston/Cambridge/Inner Suburbs	66.0%		532,395
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%		388,270
100 and 225 Binney Street and 300 Third Street/Greater Boston/Cambridge/Inner Suburbs	70.0%		870,106
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	25.0%		—	(2)
15 Necco Street/Greater Boston/Seaport Innovation District	39.7%	(3)	—	(2)
Other joint venture/Greater Boston	39.0%		—	(2)
Alexandria Center® for Science and Technology – Mission Bay/San Francisco Bay Area/Mission Bay(4)	75.0%		1,005,236
1450 Owens Street/San Francisco Bay Area/Mission Bay	57.2%	(5)	—	(2)
601, 611, 651(2), 681, 685, and 701 Gateway Boulevard/San Francisco Bay Area/ South San Francisco	50.0%		785,444
751 Gateway Boulevard/San Francisco Bay Area/South San Francisco	49.0%		230,592
211(2) and 213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%		300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%		155,685
Alexandria Center® for Life Science – Millbrae/San Francisco Bay Area/South San Francisco	53.3%		—	(2)
3215 Merryfield Row/San Diego/Torrey Pines	70.0%		170,523
Campus Point by Alexandria/San Diego/University Town Center(6)	45.0%		1,337,916
5200 Illumina Way/San Diego/University Town Center	49.0%		792,687
9625 Towne Centre Drive/San Diego/University Town Center	70.0%		163,648
SD Tech by Alexandria/San Diego/Sorrento Mesa(7)	50.0%		881,992
Pacific Technology Park/San Diego/Sorrento Mesa	50.0%		544,352
Summers Ridge Science Park/San Diego/Sorrento Mesa(8)	70.0%		316,531
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street /Seattle/Lake Union	70.0%		321,115
400 Dexter Avenue North/Seattle/Lake Union	70.0%		290,754
800 Mercer Street/Seattle/Lake Union	40.0%		—	(2)

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(9)		Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%		586,208
1401/1413 Research Boulevard/Maryland/Rockville	65.0%	(10)	(11)
1450 Research Boulevard/Maryland/Rockville	73.2%	(10)	42,679
101 West Dickman Street/Maryland/Beltsville	57.9%	(10)	135,423

(1)In addition to the consolidated real estate joint ventures listed, various joint venture partners hold insignificant noncontrolling interests in three other real estate joint ventures in North America.
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
(6)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4135, 4155, 4161, 4224, and 4242 Campus Point Court.
(7)Includes 9605, 9645, 9675, 9685, 9725, 9735, 9805, 9808, 9855, and 9868 Scranton Road and 10055, 10065, and 10075 Barnes Canyon Road.
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

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of September 30, 2023 (dollars in thousands):

	Maturity Date	Stated Rate		Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture					Aggregate Commitment	Debt Balance(2)
1401/1413 Research Boulevard	12/23/24	2.70%		3.31%	$28,500	$28,288	65.0%
1655 and 1725 Third Street	3/10/25	4.50%		4.57%	600,000	599,399	10.0%
101 West Dickman Street	11/10/26	SOFR+1.95%	(3)	7.37%	26,750	13,949	57.9%
1450 Research Boulevard	12/10/26	SOFR+1.95%	(3)	7.43%	13,000	7,765	73.2%
					$668,250	$649,401
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of September 30, 2023.
(3)This loan is subject to a fixed SOFR floor rate of 0.75%.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures as of and for the three and nine months ended September 30, 2023 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	September 30, 2023		September 30, 2023
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Total revenues	$105,610	$308,922	$2,837	$8,236
Rental operations	(32,384)	(91,274)	(822)	(2,372)
	73,226	217,648	2,015	5,864
General and administrative	(624)	(1,441)	(5)	(71)
Interest	(5)	(15)	(858)	(2,552)
Depreciation and amortization of real estate assets	(28,814)	(85,212)	(910)	(2,624)
Fixed returns allocated to redeemable noncontrolling interests(1)	202	604	—	—
	$43,985	$131,584	$242	$617
Straight-line rent and below-market lease revenue	$4,154	$12,988	$329	$912
Funds from operations(2)	$72,799	$216,796	$1,152	$3,241

(1)Represents an allocation of joint venture earnings to redeemable noncontrolling interests primarily in one property in our South San Francisco submarket. These redeemable noncontrolling interests earn a fixed return on their investment rather than participate in the operating results of the property.
(2)Refer to the definition of “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” in the “Non-GAAP measures and definitions” section within this Item 2 for the definition and its reconciliation from the most directly comparable financial measure, presented in accordance with GAAP.

	As of September 30, 2023
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$3,829,663	$119,693
Cash, cash equivalents, and restricted cash	147,573	5,438
Other assets	403,541	11,886
Secured notes payable	(27,123)	(92,096)
Other liabilities	(268,683)	(7,226)
Redeemable noncontrolling interests	(51,658)	—
	$4,033,313	$37,695

During the nine months ended September 30, 2023 and 2022, our consolidated real estate joint ventures distributed an aggregate of $192.7 million and $139.5 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

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

	September 30, 2023				Year Ended December 31, 2022
	Three Months Ended		Nine Months Ended
Realized (losses) gains	$(3,470)	(1)	$16,903	(1)	$80,435
Unrealized losses	(77,202)	(2)	(220,954)	(2)	(412,193)	(3)
Investment loss	$(80,672)		$(204,051)		$(331,758)

	September 30, 2023					December 31, 2022
Investments	Cost		Unrealized Gains	Unrealized Losses	Carrying Amount	Carrying Amount
Publicly traded companies	$197,822		$41,225	$(109,461)	$129,586	$207,139
Entities that report NAV	492,151		191,378	(24,740)	658,789	759,752
Entities that do not report NAV:
Entities with observable price changes	104,105		78,845	(1,224)	181,726	193,784
Entities without observable price changes	387,755		—	—	387,755	388,940
Investments accounted for under the equity method	N/A		N/A	N/A	73,910	65,459
September 30, 2023	$1,181,833	(4)	$311,448	$(135,425)	$1,431,766	$1,615,074

December 31, 2022	$1,152,613		$506,404	$(109,402)	$1,615,074

Public/Private Mix (Cost)	Tenant/Non-Tenant Mix (Cost)

(1)Consists of realized gains of $25.0 million and $68.4 million, offset by impairment charges of $28.5 million and $51.5 million during the three and nine months ended September 30, 2023, respectively.
(2)Consists of unrealized losses of $58.1 million and $145.9 million primarily resulting from the decrease in the fair value of our investments in privately held entities that report NAV and $19.1 million and $75.1 million of accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our sales of investments during the three and nine months ended September 30, 2023, respectively.
(3)Consists of unrealized losses of $274.2 million primarily resulting from the decrease in the fair value of our investments in publicly traded companies and $138.0 million of accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our sales of investments, during the year ended December 31, 2022.
(4)Represents 2.8% of gross assets as of September 30, 2023.

Liquidity

Liquidity		Minimal Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit

$5.9B		(in millions)

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$5,000
Outstanding forward equity sales agreements(1)	103
Cash, cash equivalents, and restricted cash	568
Remaining construction loan commitments	86
Investments in publicly traded companies	130
Liquidity as of September 30, 2023	$5,887

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

The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; outstanding forward equity sales agreements; cash, cash equivalents, and restricted cash; availability under our secured construction loan; and investments in publicly traded companies as of September 30, 2023 (in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance(1)	Remaining Commitments/Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	SOFR+0.835%	$5,000,000	$—	$5,000,000
Outstanding forward equity sales agreements(2)				103,102
Cash, cash equivalents, and restricted cash				567,711
Remaining construction loan commitments	SOFR+2.70%	$195,300	$108,491	86,005
Investments in publicly traded companies				129,586
Liquidity as of September 30, 2023				$5,886,404

(1)Represents outstanding principal, net of unamortized deferred financing costs, as of September 30, 2023.
(2)Represents expected net proceeds from the future settlement of 699 thousand shares of common stock under forward equity sales agreements after underwriter discounts.

Cash, cash equivalents, and restricted cash

As of September 30, 2023 and December 31, 2022, we had $567.7 million and $858.0 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash provided by operating activities, proceeds from real estate asset sales, sales of partial interests, strategic real estate joint ventures, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured senior notes payable, borrowings under our secured construction loans, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the nine months ended September 30, 2023 and 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Net cash provided by operating activities	$1,201,933	$893,158	$308,775
Net cash used in investing activities	$(2,110,556)	$(3,720,618)	$1,610,062
Net cash provided by financing activities	$618,962	$3,279,025	$(2,660,063)

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the nine months ended September 30, 2023 increased by $308.8 million to $1.2 billion, compared to $893.2 million for the nine months ended September 30, 2022. The increase was primarily attributable to the following since January 1, 2022: (i) cash flows generated from our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions, and (iii) increases in rental rates on lease renewals and re-leasing of space.

Investing activities

Cash used in investing activities for the nine months ended September 30, 2023 and 2022 consisted of the following (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022
Sources of cash from investing activities:
Proceeds from sales of real estate	$761,321	$994,331	$(233,010)
Sales of and distributions from non-real estate investments	149,299	149,666	(367)
Change in escrow deposits	—	146,640	(146,640)
Return of capital from unconsolidated real estate joint ventures	—	471	(471)
	910,620	1,291,108	(380,488)
Uses of cash for investing activities:
Purchases of real estate	257,333	2,499,772	(2,242,439)
Additions to real estate	2,600,999	2,324,017	276,982
Change in escrow deposits	5,982	—	5,982
Investments in unconsolidated real estate joint ventures	499	1,245	(746)
Additions to non-real estate investments	156,363	186,692	(30,329)
	3,021,176	5,011,726	(1,990,550)

Net cash used in investing activities	$2,110,556	$3,720,618	$(1,610,062)

The decrease in net cash used in investing activities for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to a decreased use of cash for purchases of real estate, partially offset by increased use of cash for additions to real estate. Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

Financing activities

Cash flows provided by financing activities for the nine months ended September 30, 2023 and 2022 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022	Change
Borrowings from secured notes payable	$49,578	$31,436	$18,142
Repayments of borrowings from secured notes payable	(30)	(934)	904
Payment for the defeasance of secured notes payable	—	(198,304)	198,304
Proceeds from issuance of unsecured senior notes payable	996,205	1,793,318	(797,113)
Borrowings from unsecured senior line of credit	375,000	1,180,000	(805,000)
Repayments of borrowings from unsecured senior line of credit	(375,000)	(1,180,000)	805,000
Proceeds from issuances under commercial paper program	1,705,000	11,661,500	(9,956,500)
Repayments of borrowings under commercial paper program	(1,705,000)	(11,544,685)	9,839,685
Payments of loan fees	(16,047)	(35,598)	19,551
Changes related to debt	1,029,706	1,706,733	(677,027)

Contributions from and sales of noncontrolling interests	436,207	1,463,454	(1,027,247)
Distributions to and purchases of noncontrolling interests	(193,716)	(139,685)	(54,031)
Proceeds from issuance of common stock	—	845,746	(845,746)
Dividends on common stock	(633,032)	(564,118)	(68,914)
Taxes paid related to net settlement of equity awards	(20,203)	(33,105)	12,902
Net cash provided by financing activities	$618,962	$3,279,025	$(2,660,063)

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2023 will be satisfied by the multiple sources of capital shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	As of 10/23/23
	Range		Midpoint	Certain Completed Items		As of 7/24/23 Midpoint	Key Changes
Sources of capital:
Incremental debt	$660	$810	$735	See below		$635	$100 million increase(1)
Excess 2022 bond capital held as cash at December 31, 2022	300	300	300	$300	(2)	300	No change
Net cash provided by operating activities after dividends	350	400	375			375
Dispositions and sales of partial interests	1,550	1,750	1,650	$875	(3)	1,750	$100 million decrease(1)
Future settlement of forward equity sales agreements outstanding as of December 31, 2022	100	100	100	$100	(4)	100	No change
Total sources of capital before excess cash expected to be held at December 31, 2023	$2,960	$3,360	$3,160			$3,160
Cash expected to be held at December 31, 2023(5)	125	425	275			275
Total sources of capital	$3,085	$3,785	$3,435			$3,435
Uses of capital:
Construction	$2,785	$3,085	$2,935			$2,935	No change
Acquisitions	175	275	225	$259		225
Total uses of capital	$2,960	$3,360	$3,160			$3,160
Incremental debt (included above):
Issuance of unsecured senior notes payable	$1,000	$1,000	$1,000	$1,000	(6)
Unsecured senior line of credit, commercial paper, and other	(340)	(190)	(265)
Net incremental debt	$660	$810	$735

(1)The changes to our guidance ranges for incremental debt and dispositions and sales of partial interests for the year ending December 31, 2023 is primarily due to changes in the mix and timing of dispositions pending and under executed letters of intent or purchase and sale agreements that are expected to close during the fourth quarter of 2023.
(2)Represents $300.0 million of excess 2022 bond capital proceeds held as cash at December 31, 2022, which we used to reduce our 2023 debt capital needs.
(3)In addition to completed transactions, we have pending transactions subject to signed letters of intent or purchase and sale agreements aggregating $699.3 million as of the date of this report.
(4)Represents outstanding forward equity sales agreements to sell 699 thousand shares of common stock under our ATM program entered into during 2022 and expected to be settled during the three months ending December 31, 2023. Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements under Item 1 of this report for additional information.
(5)Represents estimated excess 2023 bond capital proceeds expected to be held as cash at December 31, 2023, which reduces our 2024 debt capital needs.
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

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $350.0 million to $400.0 million of net cash flows from operating activities after payment of common stock dividends, and distributions to noncontrolling interests for the year ending December 31, 2023. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. For the year ending December 31, 2023, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be delivered, and contributions from Same Properties and recently acquired properties to contribute increases in income from rentals, net operating income, and cash flows. We anticipate contractual near-term growth in annual net operating income (cash basis) of $42 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to the “Cash flows” subsection of the “Liquidity” section within this Item 2 for a discussion of cash flows provided by operating activities for the nine months ended September 30, 2023.

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

As of September 30, 2023, our unsecured senior line of credit has aggregate commitments of $5.0 billion and bears an interest rate of SOFR plus 0.835%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.14% based on the aggregate commitments outstanding. Based upon our ability to achieve certain annual sustainability targets, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.

In June 2023, we amended our unsecured senior line of credit to increase the aggregate commitments available for borrowing to $5.0 billion from $4.0 billion.

During the three months ended March 31, 2023, we achieved certain annual sustainability targets, as described in our unsecured senior line of credit agreement, which reduced the borrowing rate by four basis points for a one-year period to SOFR plus 0.835%, from SOFR plus 0.875%, and reduced the facility fee by one basis point to 0.14% from 0.15%. As of September 30, 2023, we had no outstanding balance on our unsecured senior line of credit.

In July 2023, we increased the aggregate amount we may issue from time to time under our commercial paper program to $2.5 billion from $2.0 billion. Our commercial paper program that provides us with the ability to issue up to $2.5 billion of commercial paper notes with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance under our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit. The commercial paper notes sold during the nine months ended September 30, 2023 were issued at a weighted-average yield to maturity of 5.15%. As of September 30, 2023, we had no outstanding notes under our commercial paper program.

In February 2023, we opportunistically issued $1.0 billion of unsecured senior notes payable with a weighted-average interest rate of 4.95% and a weighted-average maturity of 21.2 years. The unsecured senior notes consisted of $500.0 million of 4.75% green unsecured senior notes due 2035 and $500.0 million of 5.15% unsecured senior notes due 2053.

The following table presents our average debt outstanding and weighted-average interest rates during the three and nine months ended September 30, 2023 (dollars in thousands):

	Average Debt Outstanding		Weighted-Average Interest Rate
	September 30, 2023		September 30, 2023
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Long-term fixed-rate debt	$11,171,888	$11,005,567	3.64%	3.61%
Short-term variable-rate unsecured senior line of credit and commercial paper program debt	—	88,353	N/A	5.53
Blended average interest rate	11,171,888	11,093,920	3.64	3.63
Loan fee amortization and annual facility fee related to unsecured senior line of credit	N/A	N/A	0.13	0.12
Total/weighted average	$11,171,888	$11,093,920	3.77%	3.75%

Real estate dispositions, sales of partial interests, and issuances of common equity

We expect to continue to focus on the disciplined execution of select sales of real estate. Future sales will provide an important source of capital to fund a portion of pending and recently completed opportunistic acquisitions and our highly leased value-creation development and redevelopment projects, and also provide significant capital for growth. We may also consider additional sales of partial interests in core Class A/A+ properties and/or development projects. For 2023, we expect real estate dispositions, sales of partial interests, and issuances of common equity ranging from $1.65 billion to $1.85 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.

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

Common equity transactions

Pursuant to our outstanding forward equity sales agreements, we have the ability to issue an aggregate of 699 thousand shares of common stock and to receive net proceeds of approximately $103.1 million. During the nine months ended September 30, 2023, we did not issue shares to settle our outstanding forward equity agreements. In addition, the remaining amount available under our ATM program for future sales of common stock aggregated $141.9 million as of September 30, 2023. We plan to file a new program in the near future.

Other sources

Under our current shelf registration statement filed with the SEC, we may offer common stock, preferred stock, debt, and other securities. These securities may be issued, from time to time, at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

Additionally, we, together with joint venture partners, hold interests in real estate joint ventures that we consolidate in our financial statements. These existing joint ventures provide significant equity capital to fund a portion of our future construction spend, and our joint venture partners may also contribute equity into these entities for financing-related activities. From October 1, 2023 through December 31, 2026, we expect to receive capital contributions aggregating $1.2 billion from existing real estate joint venture partners to fund construction. During the year ending December 31, 2023, contributions from noncontrolling interests from existing joint venture partners are expected to aggregate $536.0 million.

Uses of capital

Summary of capital expenditures

One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our value-creation pipeline aggregating 5.6 million RSF of Class A/A+ properties undergoing construction, 8.9 million RSF of near-term and intermediate-term development and redevelopment projects, and 19.1 million SF of future development projects in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to “New Class A/A+ development and redevelopment properties: current projects” and “Summary of capital expenditures” subsections of the “Investments in real estate” section within this Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period in which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the nine months ended September 30, 2023 and 2022 of $274.9 million and $199.2 million, respectively, was classified in investments in real estate in our consolidated balance sheets. The increase in capitalized interest was related to the increase in weighted-average interest rate to 3.75% for the nine months ended September 30, 2023 from 3.46% for the nine months ended September 30, 2022, and the increase in our weighted-average capitalized construction costs to $9.6 billion for the nine months ended September 30, 2023 from $7.6 billion for the nine months ended September 30, 2022.

Property taxes, insurance on real estate, and indirect project costs, such as construction administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect costs related to development, redevelopment, pre-construction, and construction projects, aggregating $74.5 million and $63.1 million, and property taxes, insurance on real estate and indirect project costs aggregating $96.7 million and $72.2 million during the nine months ended September 30, 2023 and 2022, respectively.

The increase in capitalized costs for the nine months ended September 30, 2023, compared to the same period in 2022, was primarily due to an increase in our value-creation pipeline projects undergoing construction and pre-construction activities in 2023 over 2022. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct and indirect project costs related to the asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $44.6 million for the nine months ended September 30, 2023.

We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the nine months ended September 30, 2023, we capitalized total initial direct leasing costs of $60.2 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Acquisitions

Refer to the “Acquisitions” section in Note 3 – “Investments in real estate” and to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements under Item 1 of this report, and the “Acquisitions” subsection of the “Investments in real estate” section within this Item 2 for information on our acquisitions.

Dividends

During the nine months ended September 30, 2023 and 2022, we paid common stock dividends of $633.0 million and $564.1 million, respectively. The increase of $68.9 million in dividends paid on our common stock during the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, was primarily due to an increase in the number of common shares outstanding subsequent to January 1, 2022 as a result of issuances of common stock under our ATM program and settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $3.66 per common share paid during the nine months ended September 30, 2023 from $3.48 per common share paid during the nine months ended September 30, 2022.

Secured notes payable

Secured notes payable as of September 30, 2023 consisted of three notes secured by two properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 8.35%. As of September 30, 2023, the total book value of our investments in real estate securing debt was approximately $312.6 million. As of September 30, 2023, our secured notes payable, including unamortized discounts and deferred financing costs, comprised approximately $619 thousand and $108.5 million of fixed-rate debt and unhedged variable-rate debt, respectively.

Unsecured senior notes payable and unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of September 30, 2023 were as follows:

Covenant Ratios(1)	Requirement	September 30, 2023
Total Debt to Total Assets	Less than or equal to 60%	28%
Secured Debt to Total Assets	Less than or equal to 40%	0.3%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	22.4x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	348%

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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of September 30, 2023 were as follows:

Covenant Ratios(1)	Requirement	September 30, 2023
Leverage Ratio	Less than or equal to 60.0%	27.3%
Secured Debt Ratio	Less than or equal to 45.0%	0.2%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	4.22x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	36.96x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.

Estimated interest payments

Estimated interest payments on our fixed-rate debt are calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of September 30, 2023, 99.0% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements under Item 1 of this report.

Ground lease obligations

Ground lease obligations as of September 30, 2023 included leases for 38 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $6.0 million as of September 30, 2023, our ground lease obligations have remaining lease terms ranging from approximately 30 to 98 years, including available extension options that we are reasonably certain to exercise.

Operating lease agreements

As of September 30, 2023, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $826.3 million and $29.6 million, respectively. We are required to recognize a right-of-use asset and a related liability to account for our future obligations under operating lease arrangements in which we are the lessee. The operating lease liability is measured based on the present value of the remaining lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The right-of-use asset is equal to the corresponding operating lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. As of September 30, 2023, the present value of the remaining contractual payments aggregating $855.9 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $385.0 million, which was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets. As of September 30, 2023, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 41 years, and the weighted-average discount rate was 4.6%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $531.3 million. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to the “Lease accounting” section in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements under Item 1 in this report for additional information.

Commitments

As of September 30, 2023, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $2.3 billion. In addition, we may be required to incur construction costs associated with our future development projects aggregating 643,331 RSF pursuant to an agreement whereby our counterparty may elect to execute future lease agreements on mutually agreeable terms.

We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain projects, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $29.5 million primarily related to construction projects and an anticipated acquisition.

We are committed to funding approximately $415.3 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV and expire at various dates over the next 12 years, with a weighted-average expiration of 8.3 years as of September 30, 2023.

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

Foreign currency translation gains and losses

The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the nine months ended September 30, 2023 primarily due to the changes in the foreign exchange rates for our real estate investments in Canada (in thousands). We reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

Total
Balance as of December 31, 2022	$(20,812)

Other comprehensive loss before reclassifications	(4,172)
Net other comprehensive loss	(4,172)

Balance as of September 30, 2023	$(24,984)

Inflation

As of September 30, 2023, approximately 92% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 96% of our leases (on an annual rental revenue basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of our variable-rate borrowings, including borrowings under our unsecured senior line of credit and commercial paper program, issuances of unsecured senior notes payable, and borrowings under our secured construction loans, and secured loans held by our unconsolidated real estate joint ventures.

In addition, refer to “Item 1A. Risk factors” within “Part II – Other information” in this quarterly report on Form 10-Q for a discussion about risks that inflation directly or indirectly may pose to our business.

Issuer and guarantor subsidiary summarized financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents, on a combined basis, balance sheet information as of September 30, 2023 and December 31, 2022, and results of operations and comprehensive income for the nine months ended September 30, 2023 and year ended December 31, 2022 for the Issuer and the Guarantor Subsidiary. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the Guarantor Subsidiary generally based on legal entity ownership.

The following tables present combined summarized financial information as of September 30, 2023 and December 31, 2022, for the nine months ended September 30, 2023, and for the year ended December 31, 2022 for the Issuer and Guarantor Subsidiary. Amounts provided do not represent our total consolidated amounts (in thousands):

	September 30, 2023	December 31, 2022
Assets:
Cash, cash equivalents, and restricted cash	$147,021	$465,707
Other assets	114,571	107,287
Total assets	$261,592	$572,994

Liabilities:
Unsecured senior notes payable	$11,093,725	$10,100,717
Unsecured senior line of credit and commercial paper	—	—
Other liabilities	484,047	466,369
Total liabilities	$11,577,772	$10,567,086

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Total revenues	$36,505	$33,052
Total expenses	(184,549)	(277,647)
Net loss	(148,044)	(244,595)
Net income attributable to unvested restricted stock awards	(7,697)	(8,392)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(155,741)	$(252,987)

As of September 30, 2023, 404 of our 419 properties were held indirectly by the REIT’s wholly owned consolidated subsidiary, Alexandria Real Estate Equities, L.P.

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

The following table reconciles net income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three and nine months ended September 30, 2023 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	September 30, 2023		September 30, 2023
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Net income	$43,985	$131,584	$242	$617
Depreciation and amortization of real estate assets	28,814	85,212	910	2,624
Funds from operations	$72,799	$216,796	$1,152	$3,241

The following tables present a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three and nine months ended September 30, 2023 and 2022 (in thousands, except per share amounts). Per share amounts may not add due to rounding.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023		2022	2023	2022
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$21,855		$341,439	$184,371	$461,475
Depreciation and amortization of real estate assets	266,440		251,453	798,590	727,178
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(28,814)		(27,790)	(85,212)	(77,889)
Our share of depreciation and amortization from unconsolidated real estate JVs	910		795	2,624	2,684
Gain on sales of real estate	—		(323,699)	(214,810)	(537,918)
Impairment of real estate – rental properties	19,844	(1)	—	186,446	—
Allocation to unvested restricted stock awards	(838)		1,002	(3,050)	(81)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(2)	279,397		243,200	868,959	575,449
Unrealized losses on non-real estate investments	77,202		56,515	220,954	388,076
Impairment of non-real estate investments	28,503	(3)	—	51,456	—
Impairment of real estate	805		38,783	2,778	38,783
Loss on early extinguishment of debt	—		—	—	3,317
Acceleration of stock compensation expense due to executive officer resignation	1,859	(4)	7,185	1,859	7,185
Allocation to unvested restricted stock awards	(1,330)		(1,033)	(3,503)	(4,743)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$386,436		$344,650	$1,142,503	$1,008,067

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
(4)Related to the resignation of Dean A. Shigenaga from his positions as President and Chief Financial Officer, effective September 15, 2023. Mr. Shigenaga is expected to remain a full-time employee through December 31, 2023, and a part-time employee thereafter. In connection with Mr. Shigenaga’s resignation, we accelerated the recognition of stock-based compensation expense aggregating $15.6 million through December 31, 2023, of which $1.9 million was recognized during the three months ended September 30, 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Per share)	2023	2022	2023	2022
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$0.13	$2.11	$1.08	$2.88
Depreciation and amortization of real estate assets	1.40	1.39	4.19	4.06
Gain on sales of real estate	—	(2.00)	(1.26)	(3.35)
Impairment of real estate – rental properties	0.12	—	1.09	—
Allocation to unvested restricted stock awards	(0.01)	0.01	(0.01)	—
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	1.64	1.51	5.09	3.59
Unrealized losses on non-real estate investments	0.45	0.35	1.29	2.42
Impairment of non-real estate investments	0.17	—	0.30	—
Impairment of real estate	—	0.24	0.02	0.24
Loss on early extinguishment of debt	—	—	—	0.02
Acceleration of stock compensation expense due to executive officer resignation	0.01	0.04	0.01	0.04
Allocation to unvested restricted stock awards	(0.01)	(0.01)	(0.02)	(0.03)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$2.26	$2.13	$6.69	$6.28

Weighted-average shares of common stock outstanding – diluted(1)	170,890	161,554	170,846	160,400

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

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and calculates the Adjusted EBITDA margin for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$68,254	$383,443	$323,652	$575,433
Interest expense	11,411	22,984	42,237	76,681
Income taxes	1,183	1,950	4,565	7,610
Depreciation and amortization	269,370	254,929	808,227	737,666
Stock compensation expense	16,288	17,786	48,266	46,154
Loss on early extinguishment of debt	—	—	—	3,317
Gain on sales of real estate	—	(323,699)	(214,810)	(537,918)
Unrealized losses on non-real estate investments	77,202	56,515	220,954	388,076
Impairment of real estate	20,649	38,783	189,224	38,783
Impairment of non-real estate investments	28,503	—	51,456	—
Adjusted EBITDA	$492,860	$452,691	$1,473,771	$1,335,802

Total revenues	$713,788	$659,852	$2,128,483	$1,918,681

Adjusted EBITDA margin	69%	69%	69%	70%

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP, for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of September 30, 2023, approximately 92% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of operations.

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

Development, redevelopment, and pre-construction

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A/A+ properties, and property enhancements identified during the underwriting of certain acquired properties, located in collaborative life science, agtech, and advanced technology mega campuses in AAA innovation clusters. These projects are generally focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of, and are reusable by, a wide range of tenants. Upon completion, each value-creation project is expected to generate increases in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

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

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges and computes the fixed-charge coverage ratio for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Adjusted EBITDA	$492,860	$452,691	$1,473,771	$1,335,802

Interest expense	$11,411	$22,984	$42,237	$76,681
Capitalized interest	96,119	73,189	274,863	199,154
Amortization of loan fees	(4,059)	(3,235)	(11,427)	(9,574)
Amortization of debt discounts	(306)	(269)	(898)	(112)
Cash interest and fixed charges	$103,165	$92,669	$304,775	$266,149

Fixed-charge coverage ratio:
– period annualized	4.8x	4.9x	4.8x	5.0x
– trailing 12 months	4.9x	5.1x	4.9x	5.1x

Gross assets

Gross assets are calculated as total assets plus accumulated depreciation as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Total assets	$36,783,293	$35,523,399
Accumulated depreciation	4,856,436	4,354,063
Gross assets	$41,639,729	$39,877,462

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

Investment-grade or publicly traded large cap tenants

Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended September 30, 2023, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Investors Service and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decrease below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.

Investments in real estate – our value-creation pipeline of new Class A/A+ development and redevelopment projects as a percentage of gross assets

The following table presents our value-creation pipeline of new Class A/A+ development and redevelopment projects as a percentage of gross assets as of September 30, 2023:

Percentage of Gross Assets
Under construction projects 67% leased/negotiating	11%
Near-term projects expected to commence construction in the next three quarters 59% leased	1%
Income-producing/potential cash flows/covered land play(1)	8%
Land	3%

(1)Includes projects with existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses. These projects aggregated 1.1% of total annual rental revenue as of September 30, 2023 and are included in our industry mix chart as targeted for a future change in use. Refer to “High-quality and diverse client base in AAA locations” section within this Item 2 for additional information.

Investments in real estate – value-creation square footage currently in rental properties

The square footage presented in the table below is classified as operating as of September 30, 2023. These lease expirations or vacant space at recently acquired properties represent future opportunities for which we have the intent, subject to market conditions and leasing, to commence first-time conversion from non-laboratory space to laboratory space, or to commence future ground-up development:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2023	2024	Thereafter(1)	Total
Near-term projects:
311 Arsenal Street/Cambridge/Inner Suburbs	Redev	—	308,446	—	308,446
269 East Grand Avenue/South San Francisco	Redev	—	107,250	—	107,250
3301 Monte Villa Parkway/Bothell	Redev	—	50,552	—	50,552
		—	466,248	—	466,248
Intermediate-term projects:
100 Edwin H. Land Boulevard/Cambridge	Dev	—	104,500	—	104,500
219 East 42nd Street/New York City	Dev	—	—	349,947	349,947
10975 and 10995 Torreyana Road/Torrey Pines	Dev	—	84,829	—	84,829
		—	189,329	349,947	539,276
Future projects:
446, 458, 500, and 550 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	392,583	392,583
380 and 420 E Street/Seaport Innovation District	Dev	—	—	195,506	195,506
Other/Greater Boston	Redev	—	—	167,549	167,549
1122 and 1150 El Camino Real/South San Francisco	Dev	—	—	375,232	375,232
3875 Fabian Way/Greater Stanford	Dev	—	—	228,000	228,000
960 Industrial Road/Greater Stanford	Dev	—	—	110,000	110,000
Campus Point by Alexandria/University Town Center	Dev	—	495,192	—	495,192
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	684,866	684,866
830 4th Avenue South/SoDo	Dev	—	—	42,380	42,380
Other/Seattle	Dev	—	—	81,184	81,184
1020 Red River Street/Austin	Redev	—	—	126,034	126,034
Canada	Redev	—	—	247,743	247,743
		—	495,192	2,651,077	3,146,269
		—	1,150,769	3,001,024	4,151,793
(1)Includes vacant square footage as of September 30, 2023.

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

Mega campus

Mega campuses are cluster campuses that consist of approximately 1 million RSF or more, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. The following table reconciles our annual rental revenue and value-creation pipeline RSF as of September 30, 2023 (dollars in thousands):

	Annual Rental Revenue	Value-Creation Pipeline RSF
Mega campus	$1,526,731	25,720,103
Non-mega campus	503,717	11,951,659
Total	$2,030,448	37,671,762

Mega campus as a percentage of total annual rental revenue/total value-creation pipeline RSF	75%	68%

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

The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of September 30, 2023 and December 31, 2022 (dollars in thousands):

	September 30, 2023		December 31, 2022
Secured notes payable	$109,110		$59,045
Unsecured senior notes payable	11,093,725		10,100,717
Unsecured senior line of credit and commercial paper	—		—
Unamortized deferred financing costs	78,496		74,918
Cash and cash equivalents	(532,390)		(825,193)
Restricted cash	(35,321)		(32,782)
Preferred stock	—		—
Net debt and preferred stock	$10,713,620		$9,376,705

Adjusted EBITDA:
– quarter annualized	$1,971,440		$1,846,936
– trailing 12 months	$1,935,505		$1,797,536

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.4	x	5.1	x
– trailing 12 months	5.5	x	5.2	x

Net operating income, net operating income (cash basis), and operating margin

The following table reconciles net income to net operating income and net operating income (cash basis) and computes operating margin for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$68,254	$383,443	$323,652	$575,433

Equity in earnings of unconsolidated real estate joint ventures	(242)	(40)	(617)	(473)
General and administrative expenses	45,987	49,958	140,065	134,286
Interest expense	11,411	22,984	42,237	76,681
Depreciation and amortization	269,370	254,929	808,227	737,666
Impairment of real estate	20,649	38,783	189,224	38,783
Loss on early extinguishment of debt	—	—	—	3,317
Gain on sales of real estate	—	(323,699)	(214,810)	(537,918)
Investment loss	80,672	32,305	204,051	312,105
Net operating income	496,101	458,663	1,492,029	1,339,880
Straight-line rent revenue	(29,805)	(24,431)	(92,331)	(93,818)
Amortization of acquired below-market leases	(23,222)	(23,546)	(69,647)	(54,221)
Net operating income (cash basis)	$443,074	$410,686	$1,330,051	$1,191,841

Net operating income (cash basis) – annualized	$1,772,296	$1,642,744	$1,773,401	$1,589,121

Net operating income (from above)	$496,101	$458,663	$1,492,029	$1,339,880
Total revenues	$713,788	$659,852	$2,128,483	$1,918,681
Operating margin	70%	70%	70%	70%

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

We classify rental revenues and tenant recoveries generated through the leasing of real estate assets within revenues in income from rentals in our consolidated statements of operations. We provide investors with a separate presentation of rental revenues and tenant recoveries in the “Comparison of results for the three months ended September 30, 2023 to the three months ended September 30, 2022” subsection of the “Results of operations” section within this Item 2 because we believe it promotes investors’ understanding of our operating results. We believe that the presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect to net income for any significant variability to components of our operating expenses.

The following table reconciles income from rentals to tenant recoveries for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income from rentals	$707,531	$656,853	$2,099,819	$1,910,366
Rental revenues	(526,352)	(496,146)	(1,582,543)	(1,450,750)
Tenant recoveries	$181,179	$160,707	$517,276	$459,616

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unencumbered net operating income	$495,012	$457,656	$1,488,795	$1,325,089
Encumbered net operating income	1,089	1,007	3,234	14,791
Total net operating income	$496,101	$458,663	$1,492,029	$1,339,880
Unencumbered net operating income as a percentage of total net operating income	100%	100%	100%	99%

Weighted-average shares of common stock outstanding – diluted

From time to time, we enter into capital market transactions, including forward equity sales agreements (“Forward Agreements”), to fund acquisitions, to fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. We are required to consider the potential dilutive effect of our Forward Agreements under the treasury stock method while the Forward Agreements are outstanding. As of September 30, 2023, we had Forward Agreements outstanding to sell an aggregate of 699 thousand shares of common stock. Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements under Item 1 of this report for additional information.

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three and nine months ended September 30, 2023 and 2022 are calculated as follows. Also shown are the weighted-average unvested shares associated with restricted stock awards used in calculating the amounts allocable to unvested stock award holders for each of the respective periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic shares for earnings per share	170,890	161,554	170,846	160,400
Forward Agreements	—	—	—	—
Diluted shares for earnings per share	170,890	161,554	170,846	160,400

Basic shares for funds from operations per share and funds from operations per share, as adjusted	170,890	161,554	170,846	160,400
Forward Agreements	—	—	—	—
Diluted shares for funds from operations per share and funds from operations per share, as adjusted	170,890	161,554	170,846	160,400

Weighted-average unvested restricted shares used in the allocations of net income, funds from operations, and funds from operations, as adjusted	2,124	1,648	2,187	1,759

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of September 30, 2023, we did not have any outstanding interest rate hedge agreements.

Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates, assuming a zero percent interest rate floor, on our fixed- and variable-rate debt as of September 30, 2023 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(1,093)
Rate decrease of 1%	$1,093

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(658,254)
Rate decrease of 1%	$745,712
These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of September 30, 2023. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because we hold equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in our consolidated balance sheets at fair value. Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV per share are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value of public investments, changes in NAV per share reported by privately held entities, and observable price changes of privately held entities that do not report NAV per share are classified as investment income in our consolidated statements of operations. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of September 30, 2023 (in thousands):

Equity price risk:
Fair value increase of 10%	$143,177
Fair value decrease of 10%	$(143,177)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the local currencies in each respective country. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of operations are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss). Gains or losses will be reflected in our consolidated statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following tables illustrate the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of September 30, 2023 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$318
Rate decrease of 10%	$(318)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$33,686
Rate decrease of 10%	$(33,686)
The sensitivity analyses assume a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the nine months ended September 30, 2023 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of September 30, 2023, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•General market and economic conditions; and
•The realization of any of the other risk factors included in our annual report on Form 10-K and this report.

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

ITEM 5. OTHER INFORMATION

Disclosure of 10b5-1 plans

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended September 30, 2023.

Resignation of executive officer

In a current report on Form 8-K filed with the SEC on August 17, 2023, the Company reported that Dean A. Shigenaga had resigned as President and Chief Financial Officer and all his other positions with the Company and its subsidiaries for important personal family health reasons, effective September 15, 2023, and that it was expected he would continue to assist the Company with transitional matters and ongoing as a strategic consultant.

The Company had previously amended and restated Mr. Shigenaga’s executive employment agreement when he was elected as Co-President and Chief Financial Officer, effective as of April 23, 2018 (the “Prior Agreement”). Effective as of September 15, 2023, the Company entered into an amendment and restatement of the Prior Agreement (the “Amended Agreement”), providing for Mr. Shigenaga’s continued employment with the Company as Business and Financial Strategist. Mr. Shigenaga does not have any policy-making functions in his new position. It is expected that he will remain a full-time employee through December 31, 2023 and become a part-time employee beginning January 1, 2024. The Amended Agreement reflects Mr. Shigenaga’s new position, duties, and reporting structure and provides that his annual base salary is $562,500 until December 31, 2023, and will be $120,000 effective as of January 1, 2024. Pursuant to the Amended Agreement, Mr. Shigenaga will receive an annual bonus based upon his and the Company’s performance during 2023, and any future annual bonuses will be prorated to reflect Mr. Shigenaga’s part-time employment status or schedule as our Executive Chairman may determine. Pursuant to the Amended Agreement, Mr. Shigenaga will receive a grant of restricted shares of our common stock based upon his and the Company’s performance during 2022 and a grant of restricted shares of our common stock based upon his and the Company’s performance during 2023 and will continue to be eligible for periodic equity awards as our Executive Chairman, our Board of Directors, or the Compensation Committee of our Board of Directors may determine. The termination provisions of the Amended Agreement, including with respect to severance benefits in connection with and not in connection with a change in control, are substantially the same as under the Prior Agreement.

Amendment of Bylaws

On September 21, 2023, the Board of Directors approved and adopted certain amendments (the “Amendments”) to the Company’s Amended and Restated Bylaws dated July 27, 2018 (the “Bylaws” and, as amended, the “Amended Bylaws”), which became effective immediately. The Amendments updated various provisions of the Bylaws to require parties proposing a nominee for election of a director to comply with the universal proxy rules recently adopted by the SEC. In addition, the Amendments updated the Bylaws’ proxy and advance notice provisions, specifically the notice required thereby, to require, among other things, (i) certain representations with respect to the solicitation intentions of a proposing stockholder and (ii) additional representations regarding the willingness to serve of a Proposed Nominee (as defined in the Amended Bylaws) to serve on the Board of Directors, if elected, and that no additional consents from any third party are required for a Proposed Nominee to serve on the Board of Directors, if elected. The Amendments also clarified that (i) a stockholder may not nominate more individuals than there are directors to be elected or substitute or replace a Proposed Nominee without compliance with the requirements for nomination in the Amended Bylaws, including compliance with any applicable deadlines, and (ii) the Company will disregard any proxy authority granted in favor of any Proposed Nominee if the proposing stockholder in support of such Proposed Nominee abandons the solicitation or does not comply with Rule 14a-19 under the Exchange Act. The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended Bylaws, a copy of which is filed as Exhibit 3.13 hereto and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1*	Articles of Amendment and Restatement of the Company, dated May 21, 1997	Form 10-Q	August 14, 1997
3.2*	Certificate of Correction of the Company, dated June 20, 1997	Form 10-Q	August 14, 1997
3.3*	Articles of Amendment of the Company, effective as of May 10, 2017	Form 8-K	May 12, 2017
3.4*	Articles of Amendment of the Company, effective as of May 18, 2022	Form 8-K	May 19, 2022
3.5*	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.6*	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.7*	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.8*	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.9*	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.10*	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.11*	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.12*	Articles Supplementary, effective as of May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
3.13*	Amended and Restated Bylaws of the Company (Amended September 21, 2023)	Form 8-K	September 21, 2023
10.1(1)	Amended and Restated Executive Employment Agreement between the Company and Marc E. Binda, entered into on August 17, 2023 and effective as of September 15, 2023	N/A	Filed herewith
10.2(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated August 30, 2023, by and between the Company and Joel S. Marcus	N/A	Filed herewith
22.1	List of Guarantor Subsidiaries of the Company	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101.1	The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022 (unaudited), (ii) Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the three and nine months ended September 30, 2023 and 2022 (unaudited), (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)	N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith

(*) Incorporated by reference.
(1) Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 23, 2023.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Executive Chairman (Principal Executive Officer)

/s/ Peter M. Moglia
Peter M. Moglia Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

/s/ Marc E. Binda
Marc E. Binda Chief Financial Officer and Treasurer (Principal Financial Officer)