Form 10-K
period 2023-12-31
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2024-01-29
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One) ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the shares of Common Stock held by non-affiliates of registrant was approximately $19.5 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2023.

As of January 12, 2024, 174,968,259 shares of common stock were outstanding.

Documents Incorporated by Reference

Part III of this annual report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K in connection with the registrant’s annual meeting of stockholders to be held on or about May 14, 2024.

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

ITEM 1. BUSINESS

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® company, is a best-in-class, mission-driven life science REIT making a positive and lasting impact on the world. As the pioneer of the life science real estate niche since our founding in 1994, Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative life science, agtech, and advanced technology mega campuses in AAA innovation cluster locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. Alexandria has a total market capitalization of $33.1 billion and an asset base in North America of 73.5 million SF as of December 31, 2023. This asset base includes 42.0 million RSF of operating properties, 5.5 million RSF of Class A/A+ properties undergoing construction and one near-term project expected to commence construction in the next two years, 2.1 million RSF of priority anticipated development and redevelopment projects, and 23.9 million SF of future development projects.

We develop dynamic mega campuses and vibrant ecosystems that enable and inspire the world’s most brilliant minds and innovative companies to create life-changing scientific and technological innovations. We believe in the utmost professionalism, humility, and teamwork. Our tenants include multinational pharmaceutical companies; public and private biotechnology companies; life science product, service, and medical device companies; digital health, technology, and agtech companies; academic and medical research institutions; U.S. government research agencies; non-profit organizations; and venture capital firms. Alexandria has a longstanding and proven track record of developing Class A/A+ properties clustered in life science, agtech, and advanced technology mega campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science, agrifoodtech, climate innovation, and technology companies through our venture capital platform. We believe our unique business model and diligent underwriting ensure a high-quality and diverse tenant base that results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.
As of December 31, 2023, we had 411 properties in North America consisting of approximately 47.2 million RSF of operating properties and new Class A/A+ development and redevelopment properties under construction, including 68 operating properties and development projects that are held by consolidated real estate joint ventures and four properties that are held by unconsolidated real estate joint ventures. The occupancy percentage of our operating properties in North America was 94.6% as of December 31, 2023. The 10-year average occupancy percentage of our operating properties as of December 31, 2023 was 96%. Investment-grade or publicly traded large cap tenants represented 52% of our total annual rental revenue in effect as of December 31, 2023. Additional information regarding our consolidated and unconsolidated real estate joint ventures is included in “Item 7. Management’s discussion and analysis of financial condition and results of operations” in this annual report on Form 10-K. Additional information regarding risk factors that may affect us is included in “Item 1A. Risk factors” and “Item 7. Management’s discussion and analysis of financial condition and results of operations” in this annual report on Form 10-K.

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

Our tenant base is broad and diverse within the life science, agtech, and technology industries and reflects our focus on regional, national, and international tenants with substantial financial and operational resources. For a more detailed description of our properties and tenants, refer to “Item 2. Properties” in this annual report on Form 10-K. We have an experienced Board of Directors (the “Board”) and are led by an executive and senior management team with extensive experience in the real estate, life science, agtech, and technology industries.

Acquisitions

We seek to identify and acquire high-quality properties in our cluster markets. Critical evaluation of prospective property acquisitions is an essential component of our acquisition strategy. When evaluating acquisition opportunities, we assess a full range of matters relating to the prospective property or properties, including:

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

Development, redevelopment, and pre-construction

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A/A+ properties, and property enhancements identified during the underwriting of certain acquired properties, located in collaborative life science, agtech, and advanced technology mega campuses in AAA innovation clusters. These projects are generally focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of a wide range of tenants. Upon completion, each value-creation project is expected to generate increases in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

Development projects generally consist of the ground-up development of generic and reusable laboratory facilities. Redevelopment projects consist of the permanent change in use of acquired office, warehouse, or shell space into laboratory, agtech, or advanced technology space. We generally will not commence new development projects for aboveground construction of new Class A/A+ laboratory, agtech, and advanced technology space without first securing significant pre-leasing for such space, except when there is solid market demand for high-quality Class A/A+ properties.

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

Another key component of our business model is our value-creation redevelopment of acquired office, warehouse, or shell space into high-quality, generic, and reusable laboratory space that can be leased at higher rental rates. Our redevelopment strategy generally includes significant pre-leasing of projects prior to the commencement of redevelopment.

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

Balance sheet and financial strategy

We seek to maximize balance sheet liquidity and flexibility, cash flows, and cash available for distribution to our stockholders through the ownership, operation, management, and selective acquisition, development, and redevelopment of new Class A/A+ properties located in collaborative life science, agtech, and advanced technology mega campuses in AAA innovation clusters, as well as the prudent management of our balance sheet. In particular, we seek to maximize balance sheet liquidity and flexibility, cash flows, and cash available for distribution to our stockholders by:

•Maintaining access to diverse sources of capital, which include, among others, net cash flows from operating activities after dividends, incremental leverage-neutral debt supported by growth in EBITDA, strategic value harvesting and asset recycling through real estate dispositions and sales of partial interests, non-real estate investment sales, sales of equity, and joint venture capital;
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
•Allocating capital to Class A/A+ properties located in collaborative life science, agtech, and advanced technology mega campuses in AAA innovation clusters;
•Maintaining geographic diversity in intellectual centers of innovation;
•Selectively acquiring high-quality life science, agtech, and advanced technology space in our target innovation cluster submarkets at prices that enable us to realize attractive returns;
•Selectively developing properties in our target innovation cluster submarkets;
•Selectively redeveloping acquired office, warehouse, or shell space, or newly acquired properties, into high-quality, generic, and reusable laboratory space that can be leased at higher rental rates in our target innovation cluster submarkets;
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

Competition

In general, other laboratory and technology properties are located in close proximity to our properties. The amount of rentable space available in any market could have a material effect on our ability to rent space and on the rental rates we can attain for our properties. In addition, we compete for investment opportunities with other REITs, insurance companies, pension and investment funds, private equity entities, partnerships, developers, investment companies, owners/occupants, and foreign investors. Many of these entities have substantially greater financial resources than we do and may be able to invest more than we can or accept more risk than we are willing to accept. These entities may be less sensitive to risks with respect to the creditworthiness of a tenant or the overall expected returns from real estate investments. In addition, as a result of their financial resources, our competitors may offer more free rent concessions, lower rental rates, or higher tenant improvement allowances in order to attract tenants. These leasing incentives could hinder our ability to maintain or raise rents and attract or retain tenants. Competition may also reduce the number of suitable investment opportunities available to us or may increase the bargaining power of property owners seeking to sell. Competition in acquiring existing properties and land, both from institutional capital sources and from other REITs, has been very strong over the past several years; however, we believe we have differentiated ourselves from our competitors. Alexandria pioneered the life science real estate niche with our founding in 1994, and today is the preeminent and longest-tenured owner, operator, and developer of life science, agtech, and advanced technology mega campuses in AAA innovation cluster locations. We continue to maintain and cultivate many of the most important and strategic relationships in the life science, agtech, and technology industries.

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

Human capital

As of December 31, 2023, we had 568 employees. We place a significant focus on building loyalty and trusted relationships with our employees. We have a Business Integrity Policy that applies to all of our employees, and its receipt and review by each employee is documented and verified annually. To promote an exceptional corporate culture, Alexandria continuously monitors employee satisfaction, seeks employee feedback, and proactively enhances our employee offerings. We participate in annual performance reviews with our employees and conduct formal employee surveys, and our talent management team holds regular meetings with employees to continuously gather feedback and improve the employee experience. The positive employee experience is evidenced by our low voluntary and total turnover rates averaging 4.1% and 8.3%, respectively, over the last five years, from 2019 to 2023, which are substantially lower than the average voluntary and total turnover rates of 14.0% and 19.0%, respectively, as reported for the REIT industry in the 2023 Nareit Compensation & Benefits Survey (data for 2022).

We recognize that the fundamental strength of Alexandria results from the contributions of each and every team member within the organization and that our future growth is dependent upon the same. Alexandria devotes extraordinary efforts to hiring, developing, and retaining our talented employees, and we understand firsthand that the health, happiness, and well-being of our best-in-class team are key factors to the success of our employees and that of the Company.

We have an exceptional track record of identifying highly qualified candidates for promotion from within the Company. Alexandria’s executive and senior management teams, represented by our senior vice presidents and above, consist of 60 individuals, averaging 23 years of real estate experience, including 13 years with Alexandria. Moreover, our executive management team alone averages 18 years of experience with the Company. Alexandria’s executive and senior management teams have unique experience and expertise in creating, owning, and operating highly dynamic and collaborative mega campuses in key life science, agtech, and advanced technology cluster locations. These teams include regional market directors with leading reputations and longstanding relationships within the life science, agtech, and technology communities in their respective innovation clusters. We believe that our expertise, experience, reputation, and key relationships in the real estate, life science, agtech, and technology industries provide Alexandria with significant competitive advantages in attracting new business opportunities.

Building a diverse board of directors and inclusive workforce

Our Corporate Governance Guidelines highlight our Board of Directors’ focus on diversity at the board level. The guidelines explicitly state the Board of Directors’ commitment to considering qualified women and minority director candidates, as well as its policy of requesting an initial list of diverse candidates from any search firm it retains.

We strive to create an open and respectful environment where our employees can actively contribute, have access to opportunities and resources, and realize their full potential. As an equal opportunity employer, we have an Equal Employment Opportunity Policy and a Diversity, Equal Employment Opportunity, and Fair Labor Policy that emphasizes inclusion through hiring and compensation practices and considers a pool of diverse candidates for open positions and internal advancement opportunities.

Furthermore, as a federal government contractor, Alexandria maintains affirmative action plans, which set forth the policies, practices, and procedures to which the Company is committed in order to ensure that our policies of nondiscrimination and affirmative action are followed for qualified females, minorities, individuals with disabilities, and protected veterans. To address issues related to pay discrimination, the Company has a ban on any and all inquiries into an applicant’s salary history, and we incorporate fair pay reviews into every employment compensation decision. To reinforce our corporate culture of respect, diversity, and inclusion, we provide anti-harassment training annually.

Providing exceptional benefits to support our employees’ medical and financial health and well-being

We provide a comprehensive benefits package intended to meet and/or exceed the needs of our employees and their families. Our company-sponsored suite of benefits covers 100% of the premiums for our employees and their dependents and includes, but is not limited to, a high-coverage, low-deductible preferred provider organization (“PPO”) medical plan, a 24/7 telehealth and concierge medical care services program, PPO dental and orthodontia coverage, a generous vision plan, comprehensive prescription drug plan, infertility and family planning benefits, short-term and long-term disability benefits, and life and accidental death and dismemberment coverage. These benefits support the health of our employees and their families, their overall well-being, and their future plans, and also reward their operational excellence.

In addition, we have prioritized our employees’ total well-being with additional benefits that focus on their emotional, mental, physical, financial, and social health including:

•100% company-paid therapy and life coaching to help our employees and their eligible dependents prioritize their mental health and provide timely access to professional help;
•Additional company-paid holidays and paid time off to encourage employees to rest and recharge;
•24/7 telehealth and medical care;

•Expert-led internal webinar series leveraging our world-class life science network to educate and inform our employees on relevant and engaging subjects;
•Wellness reimbursement benefit for fitness, self-defense, mindfulness applications, subscriptions, and classes, and home exercise equipment to encourage our employees to stay mentally and physically fit;
•Enhanced social connectedness through Alexandria’s Operation CARE program for giving to, fundraising for, and volunteering at any eligible non-profit organization(s) of an employee’s choosing, including:
•Paid volunteer time off of up to16 hours per calendar year,
•Matching gifts of up to $5,000 per calendar year,
•Volunteer rewards of up to $10,000 per calendar year donated by Alexandria based on time volunteered ($2,500 donated per 25 hours);
•Alexandria Lifeline™ – Alexandria’s unparalleled network in the life science community affords us access to deep medical expertise. Alexandria Lifeline makes this expertise available to our employees and their immediate family members who are suffering from a serious illness or injury and would benefit from specialized medical care.

Investing in professional development and training

Alexandria champions our people as our greatest asset. To attract and retain the best talent, we provide meaningful opportunities for growth and development. We offer a variety of learning opportunities, including custom, cohort-based development programs that leverage social learning, instructor-led trainings, on-demand trainings and resources, and a highly utilized mentoring program.

Development programs and trainings include topics such as leadership development, project management, business writing, change management, interviewing, presentations, productivity, effective one-on-ones, goal setting, delegation, communication, and feedback.

Our mentoring program enables employees to partner with senior leaders throughout the organization for support and career guidance. To further customize development, we partner with key functional leaders to design and implement learning programs for specific functional teams and curated learning cohorts. Lastly, our executive coaching program supports high-potential leaders in their career progression.

To continuously monitor and improve employee performance and engagement, we use employee engagement surveys, the most recent of which was conducted in 2022 and yielded an employee participation rate of 91.4%.

TOTAL WORKFORCE[1]

GENDER

- Female 52%
- Male 48%

RACE

- Minorities[2] 51%
- White 49%

AGE

- <30 years of age 13%
- 30-40 years of age 43%
- 41-50 years of age 26%
- >50 years of age 18%

MANAGER ROLE & ABOVE[3]

- Female 49%
- Male 51%

PROMOTIONS[4]

- Female 57%
- Male 43%

VOLUNTARY EMPLOYEE TURNOVER[4]

4.1%

(1)As of December 31, 2023, unless stated otherwise. We determine race and gender based on our employees' self-identification or other information compiled to meet requirements of the U.S. government.
(2)Minorities are defined to include individuals of Asian, Black/African American, Hispanic/Latino, Native American, Pacific Islander, or multiracial background.
(3)Managers and above include individuals who lead others and/or oversee projects.
(4)Represents a five-year average from 2019 to 2023.

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
•We may not be able to raise sufficient capital to fund our operations due to adverse changes in our credit ratings, our inability to refinance our existing debt or issue new debt, or our inability to sell existing real estate and non-real estate assets timely or at optimal prices.
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

•Market disruption and volatility, poor economic conditions in the capital markets and global economy, including in connection with a widespread pandemic or outbreak of a highly infectious or contagious disease, and tight labor markets could adversely affect the value of the companies in which we hold equity investments or the ability of tenants and the companies in which we invest to continue operations, raise additional capital, or access capital from venture capital investors or financial institutions on favorable terms or at all.

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
•The outbreak of any highly infectious or contagious disease could adversely impact our financial condition and results of operations, and/or that of our tenants and non-real estate investments.

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
•Changes in privacy and information security laws, regulations, policies, and contractual obligations related to data privacy and security, or our failure to comply with such requirements, could subject us to fines or penalties or increase our cost of doing business, compliance risks, and potential liability and otherwise adversely affect our business or results of operations.
•System failures or security incidents through cyberattacks, intrusions, or other methods could disrupt our information technology networks, enterprise applications, and related systems, cause a loss of assets or data, give rise to remediation or other expenses, expose us to liability under federal and state laws, and subject us to litigation and investigations, which could result in substantial reputational damage and adversely affect our business and financial condition.
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
•We may be unable to proceed with our development or redevelopment projects as anticipated due to changing zoning, land use, building, occupancy, or other government codes or regulations.
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

We rely on a number of third-party suppliers and contractors to supply raw materials and skilled labor for our construction projects. We believe we have favorable relationships with our suppliers and contractors. We have not encountered significant difficulty collaborating with our suppliers and contractors and obtaining materials and skilled labor, nor experienced significant delays due to disputes, work stoppages, or contractors’ misconduct or failure to perform. While we do not rely on any single supplier or vendor for the majority of our materials and skilled labor, we may experience difficulties obtaining necessary materials from suppliers or vendors whose supply chains might become impacted by economic or political changes, or difficulties obtaining adequate skilled labor from third-party contractors in a tightening labor market. It is uncertain whether we would be able to source the essential commodities, supplies, materials, and skilled labor timely or at all without incurring significant costs or delays, particularly during times of economic uncertainty resulting from events outside of our control. We may be forced to purchase supplies and materials in larger quantities or in advance of when we would typically purchase them. This may cause us to require use of capital sooner than anticipated. Alternatively, we may also be forced to seek new third-party suppliers or contractors, whom we have not worked with in the past, and it is uncertain whether these new suppliers will be able to adequately meet our materials or labor needs. Our dependence on unfamiliar supply chains or relatively small supply partners may adversely affect the cost and timely completion of our construction projects. In addition, we may be unable to compete with entities that may have more favorable relationships with their suppliers and contractors or greater access to the required construction materials and skilled labor.

In addition, new climate change-related initiatives entered into by the U.S. government in collaboration with partner countries through global climate agreements may impose stricter requirements for building materials, such as lumber, steel, and concrete, which could significantly increase our construction costs if the manufacturers and suppliers of our materials are burdened with expensive cap-and-trade or similar regulations or requirements, and the costs of which are passed onto customers like us. As a result of the factors discussed above, we may be unable to complete our development or redevelopment projects timely and/or within our budget, which may affect our ability to lease space to potential tenants and adversely affect our business, financial condition, and results of operations.

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

Our ability to continue to identify and develop relationships with a sufficient network of qualified suppliers who can adequately meet our construction timing and quality standards can be a significant challenge, particularly in the event of global supply chain disruptions. If we fail to identify and develop relationships with a sufficient number of suppliers and contractors who can appropriately address our construction needs, we may experience disruptions in our suppliers’ logistics or supply chain networks or information technology systems, and other factors beyond our or our suppliers’ control. If we are unable to access materials and labor to complete our construction projects within our expected budgets and meet our tenants’ demands and expectations in a timely and efficient manner, our results of operations, cash flows, and reputation may be adversely impacted.

Our tenants may face increased risks and costs associated with volatility in commodity and labor prices or the prices or availability of specialized materials or equipment, or as a result of supply chain or procurement disruptions of such items, which may adversely affect their businesses or financial condition.

Our tenants are generally subject to the same generalized risks of commodity and labor price increases and supply chain or procurement as we and many other companies are. A number of our tenants, however, are also involved in highly specialized research or manufacturing activities that may require unique or custom chemical or biologic materials or sophisticated specialty equipment that is not widely available and therefore may be particularly susceptible to supply chain disruption. In addition, these tenants may have complex supply chains due to their specialized activities that are subject to stringent government regulations, which may further hinder their access to necessary materials and equipment. While we are not aware of such issues materially affecting our tenants to date, it is possible that these issues may affect our tenants adversely in the future.

We could default on leases for land on which some of our properties are located or held for future development.

If we default under the terms of a ground lease obligation, we may lose the ownership rights to the property subject to the lease. Prior to the expiration of a ground lease and all of its options, we may not be able to renegotiate a new lease on favorable terms, if at all. The loss of the ownership rights to these properties or an increase in rental expense could have a material adverse effect on our financial condition, results of operations, and cash flows, and our ability to satisfy our debt service obligations and make distributions to our stockholders, as well as the market price of our common stock. Refer to “Ground lease obligations” under “Item 7. Management’s discussion and analysis of financial condition and results of operations” in this annual report on Form 10-K for additional information on our ground lease obligations.

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
•We may not be able to acquire or sell properties when desired or needed due to the illiquid nature of real estate assets.
•We may underestimate the cost of improvements required to maintain or improve space to meet standards established for the market position intended for that property.
•We may not be able to complete improvements required to maintain or improve space due to unanticipated delays, significant cost increases by our vendors, or cancellation of construction resulting from shortages in the supply of necessary construction materials.

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

We have consolidated and unconsolidated real estate joint ventures in which we share ownership and decision-making power with one or more parties. Our joint venture partners must agree in order for the applicable joint venture to take specific major actions, including budget approvals, acquisitions, sales of assets, debt financing, execution of lease agreements, and vendor approvals. Under these joint venture arrangements, any disagreements between our partners and us may result in delayed or unfavorable decisions. Our inability to take unilateral actions that we believe are in our best interests may result in missed opportunities and an ineffective allocation of resources and could have an adverse effect on the financial performance of the joint venture and our operating results.

We may experience increased operating costs, which may reduce profitability to the extent that we are unable to pass those costs through to our tenants.

Our properties are subject to increases in operating expenses, including insurance, property taxes, utilities, administrative costs, and other costs associated with security, landscaping, and repairs and maintenance of our properties. As of December 31, 2023, approximately 94% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate and other rent-related taxes, insurance, utilities, security, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Our operating expenses may increase as a result of tax reassessments that our properties are subject to on a regular basis (annually, triennially, etc.), which may result in increases in property taxes as property values increase over time. In California, however, pursuant to the existing state law commonly referred to as Proposition 13, properties are generally reassessed to market value at the time of change in ownership or completion of construction; thereafter, annual property reassessments are limited to 2% of previously assessed values. As a result, Proposition 13 generally results in significant below-market assessed values over time. From time to time, lawmakers and political coalitions initiate efforts to repeal or amend Proposition 13 to eliminate its application to commercial and industrial properties, which, if successful, may prohibit or limit the passing of increased property tax assessments onto tenants.

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

In addition, compliance with various laws passed in California and other states in which we conduct business may result in cost increases due to new constraints on our business and the effects of potential non-compliance by us or third-party service providers. Any changes in connection with compliance could be time consuming and expensive, while failure to timely implement required changes could subject us to liability for non-compliance, any of which could adversely affect our business, operating results, and financial condition.

Most of our costs, such as operating and general and administrative expenses, interest expense, and real estate acquisition and construction costs, are subject to inflation.

During the year ended December 31, 2023, the consumer price index (“CPI”) rose by approximately 3.4%. During the past three years, the CPI peaked at 9.1%.

As of December 31, 2023, approximately 96% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3% that were either fixed or indexed based on the CPI or another index. We have long-term lease agreements with our tenants, of which 3%–12% (based on occupied RSF) expire each year. We believe that these annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-term leases are generally sufficient to offset the effect of inflation on non-recoverable costs, such as general and administrative and interest expenses. However, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, these rate escalations or the resetting of rents from our renewal and re-leasing activities may not adequately offset the impact of inflation.

Our operating expenses are incurred in connection with, among others, property-related contracted services such as janitorial and engineering services, utilities, security, repairs and maintenance, and insurance. Property taxes are also impacted by inflationary changes as taxes are regularly reassessed based on changes in the fair value of our properties located outside of California. As discussed previously, in California, property taxes are not reassessed based on changes in the fair value of the underlying real estate asset but are instead limited to a maximum 2% annual increase by law.

Our operating expenses, with the exception of ground lease rental expenses, are typically recoverable through our lease arrangements, which allow us to pass through substantially all expenses associated with property taxes, insurance, utilities, security, repairs and maintenance, and other operating expenses (including increases thereto) to our tenants. As of December 31, 2023, approximately 94% of our existing leases (on an annual rental revenue basis) were triple net leases, which allow us to recover operating expenses, and approximately 93% of our existing leases (on an annual rental revenue basis) also provided for the recapture of capital expenditures. Our remaining leases are generally gross leases, which provide for recoveries of operating expenses above the operating expenses from the initial year within each lease.

Due to our ability to largely recover increases in operating expenses from our triple net leases, inflation typically does not have a significant adverse effect on our net operating income, results of operations, and operating cash flows at the property level. However, there is no guarantee that our tenants would be able to absorb these expense increases and to continue to pay us their portion of operating expenses, capital expenditures, and rent, or to be able to continue operating their businesses or conducting research and development activities altogether. Alternatively, our tenants may decide to relocate to areas with lower rent and operating expenses where we may not currently own properties, and, as a result, our tenants may cease leasing properties from us.

Our general and administrative expenses consist primarily of compensation costs, technology services, and professional service fees. Annually, our employee compensation is adjusted to reflect merit increases; however, to maintain our ability to successfully compete for the best talent, especially in a talent shortage environment, rising inflation rates may require us to provide compensation increases beyond historical annual merit increases, which may unexpectedly and/or significantly increase our compensation costs. Similarly, technology services and professional service fees are also subject to the impact of inflation and generally increase proportionately with increasing market prices for such services. Consequently, inflation may increase our general and administrative expenses over time.

During inflationary periods, interest rates have historically increased. For instance, to control the rate of inflation, the Board of Governors of the Federal Reserve System (the “U.S. Federal Reserve”) raised its benchmark federal funds rate from nearly zero in March 2022 to a range between 5.25% and 5.50% as of December 31, 2023. Although there are expectations that the U.S. Federal Reserve will begin reducing the federal funds rate in 2024, these expectations might not materialize. A continued increase in interest rates could increase our financing costs over time, either through near-term borrowings on our variable-rate unsecured senior line of credit and commercial paper program, refinancing of our existing borrowings, or the issuance of new debt. In addition, elevated market interest rates may result in a decrease in the value of our real estate and could also adversely affect the securities markets in general, which could impact the market price of our common stock without regard to our operating performance. Any such unfavorable changes to our borrowing costs and stock price could significantly impact our ability to raise new debt and equity capital going forward.

Additionally, inflationary pricing may increase the construction costs necessary to complete our development and redevelopment projects, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. Certain increases in the costs of construction materials, however, can often be managed in our development and redevelopment projects through either (i) general budget contingencies built into our overall construction costs estimates for each of our projects or (ii) guaranteed maximum price construction contracts, which stipulate a maximum price for certain construction costs and shift inflation risk to our construction general contractors. However, it is not guaranteed that our budget contingencies would accurately account for potential construction cost increases. Nor is it guaranteed that our general contractors would be able to absorb such increases in costs and complete our construction projects timely, within budget, or at all.

We rely on a number of third-party suppliers and contractors to supply raw materials, skilled labor, and services for our construction projects. We have not encountered significant difficulty collaborating with these third-party suppliers and contractors and obtaining materials and skilled labor, nor experienced significant delays or increases in overall project costs due to the factors discussed above. While we do not rely on any single supplier or vendor for the majority of our materials and skilled labor, we may experience difficulties obtaining necessary materials from suppliers or vendors whose supply chains might become impacted by economic or political changes, outmoded technology, aging infrastructure, shortages of shipping containers and/or means of transportation, or difficulties obtaining adequate skilled labor from third-party contractors. It is uncertain whether we would be able to continue to source the essential commodities, supplies, materials, and skilled labor timely or at all without incurring significant costs or delays, particularly during times of economic uncertainty resulting from events outside of our control. Higher construction costs could adversely impact our net investments in real estate and expected yields on our development and redevelopment projects, which may make otherwise lucrative investment opportunities less profitable to us.

Historically, during periods of increasing interest rates, real estate valuations have generally decreased as a result of rising capitalization rates which tend to move directionally with interest rates. Consequently, prolonged periods of higher interest rates may negatively impact the valuation of our real estate asset portfolio and lead to higher cost of capital and/or lower sales proceeds from future real estate dispositions.

The realization of any of the aforementioned risks could adversely affect our financial condition, results of operations, and cash flows, our stock price and market capitalization, as well as our ability to pay dividends.

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

The bankruptcy or insolvency of a major tenant may also adversely affect the income produced by a property. If any of our tenants becomes a debtor in a case under the U.S. Bankruptcy Code, as amended, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court may authorize the tenant to reject and terminate its lease with us. Our claim against such a tenant for uncollectible future rent would be subject to a statutory limitation that might be substantially less than the remaining rent actually owed to us under the tenant’s lease. Any shortfall in rental payments could adversely affect our cash flows and our ability to make distributions to our stockholders.

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

Our ability to acquire, develop, or redevelop properties depends upon our ability to obtain capital. The real estate industry has historically experienced periods of volatile debt and equity capital markets and/or periods of extreme illiquidity. A prolonged period in which we cannot effectively access the public debt and/or equity markets may result in heavier reliance on alternative financing sources to undertake new investments. An inability to obtain debt and/or equity capital on acceptable terms could delay or prevent us from acquiring, financing, and completing desirable investments and could otherwise adversely affect our business. Also, the issuance of additional shares of capital stock or interests in subsidiaries to fund future operations could dilute the ownership of our then-existing stockholders. Even as liquidity returns to the market, debt and equity capital may be more expensive than in prior years.

We may not be able to sell our properties quickly to raise capital.

Investments in real estate are relatively illiquid compared to other investments. Accordingly, we may not be able to sell our properties when we desire or at prices acceptable to us in response to changes in macroeconomic or other conditions. In addition, certain of our properties have low tax bases relative to their estimated current market values. As such, the sale of these assets would generate significant taxable gains that may increase our REIT distribution requirement unless we sold such properties in a qualifying tax-deferred exchange under Section 1031 (“Section 1031 Exchange”) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”), or in a similar tax-free or tax-deferred transaction or applied an offsetting tax deduction. For a sale to qualify for tax-deferred treatment under Section 1031, net proceeds from the sale of a property must be held by a third-party escrow agent until applied toward the purchase of a qualifying real estate asset. It is possible we may encounter delays in reinvesting such proceeds, or we may be unable to reinvest such proceeds at all, due to an inability to procure qualifying real estate. Any delay or limitation in using the reinvestment proceeds to acquire additional real estate assets may cause the reinvestment proceeds to become taxable to us. Furthermore, if current laws applicable to such tax-deferred transactions are later amended or repealed, we may no longer be able to sell properties on a tax-deferred basis, which may adversely affect our results of operations and cash flows.

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

If our expenses exceed our revenues, we may have to borrow additional funds, and we may not be able to make distributions to our stockholders.

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
•Our ability to collect rental payments;
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

Our actual financial results may differ materially from expectations and/or the guidance we provide. This may be a result of various factors, including, but not limited to:

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
•Additions, departures, or other announcements regarding our key management personnel and/or the Board of Directors;
•Actions by institutional stockholders;
•Speculation in the press or investment community;
•Short selling of our common stock or related derivative securities;
•The publication or dissemination of opinions, characterizations, or disinformation that are intended to create negative market momentum, including through the use of social media;
•Risks associated with generative artificial intelligence tools and large language models and the conclusions that these tools and models may draw about our business and prospects in connection with the dissemination of negative opinions, characterizations, or disinformation;
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
•Disruptions in the banking sector or failures of financial institutions that we or our tenants may or may not have business relationships with;
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

We cannot predict the effect, if any, of future sales of shares of our common stock or the market price of our common stock. Sales of substantial amounts of capital stock, or the perception that such sales may occur, could adversely affect the prevailing market price for our common stock. Refer to “Other sources” under “Item 7. Management’s discussion and analysis of financial condition and results of operations” in this annual report on Form 10-K.

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

We have a small portfolio of operating properties outside the U.S., primarily in Canada. Acquisition, development, redevelopment, ownership, and operating activities outside the U.S. involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to:

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
•Challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment, data privacy and security, and legal proceedings;
•Differences in lending practices;
•Differences in languages, cultures, and time zones;
•Changes in applicable laws and regulations in the U.S. that affect foreign operations;
•Challenges in managing foreign relations and trade disputes that adversely affect U.S. and foreign operations;
•Partial or complete U.S. federal government shutdowns, trade disagreements with other countries, or uncertainties that could affect business transactions within the U.S. and with foreign entities;
•Changes in tax and local regulations with potentially adverse tax consequences and penalties; and
•Foreign ownership and transfer restrictions.

In addition, our foreign investments are subject to taxation in foreign jurisdictions based on local tax laws and regulations and on existing international tax treaties. We invest in foreign markets under the assumption that our future earnings there will be taxed at the current prevailing income tax rates. There are no guarantees that foreign governments will continue to honor existing tax treaties we have relied upon for our foreign investments or that the current income tax rates in those markets will not increase significantly, thus impacting our ability to repatriate our foreign investments and related earnings. Moreover, any international currency gain recognized with respect to changes in exchange rates may not qualify under gross income tests that we must satisfy annually in order to qualify and maintain our status as a REIT.

Investments in international markets may also subject us to risks associated with establishing effective controls and procedures to regulate the operations in foreign locations and to monitor compliance with U.S. laws and regulations, including the Foreign Corrupt Practices Act and similar foreign laws and regulations. The Foreign Corrupt Practices Act and similar applicable anti-corruption laws prohibit individuals and entities from offering, promising, authorizing, or providing payments or anything of value, directly or indirectly, to government officials in order to obtain, retain, or direct business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially adversely affect our results of operations or the value of our international investments. In addition, if we fail to effectively manage our international operations, our overall financial condition, results of operations, and cash flows, and the market price of our common stock could be adversely affected.

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
•Our partners may have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to lease or re-lease the property, operate the property, or maintain our qualification as a REIT;
•Our partners may have banking or financial relationships with institutions that become insolvent or otherwise fail, which could affect our access to capital;
•Our joint venture partners may have rights to sell their interests to us, which we may face challenges in fulfilling due to potential capital constraints, or alternatively, if we elect not to buy their interests, we may be forced to sell the underlying asset when we otherwise would not decide to do so;
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

As a part of Alexandria’s risk management program, we maintain all-risk property insurance for our portfolio to mitigate risks posed by extreme weather events, natural disasters (including floods, wildfires, earthquakes, and wind events), and terrorism. Our all-risk property insurance currently provides a $2.0 billion per occurrence limit for our operating portfolio. However, it may not fully cover all potential losses. There is no assurance that we will maintain current levels of insurance coverage in the future.

A significant portion of our real estate portfolio is located in seismically active regions, including the San Francisco Bay Area, San Diego, and Seattle, and a damaging earthquake in any region could significantly impact multiple properties. For these properties, we have obtained earthquake insurance in an amount and with deductibles we believe are commercially reasonable. For properties in California, coverage is $335 million, per occurrence and has an annual aggregate limit, subject to a 5% deductible of the property’s replacement value. For the Seattle region, the coverage is $200 million, per occurrence and has an annual aggregate limit, subject to a 2% deductible. Nevertheless, a major earthquake in any region could lead to substantial losses, potentially exceeding our insurance coverage and resulting in material aggregate deductible amounts. This could adversely affect our business, financial condition, results of operations, and cash flows.

In addition, we carry environmental and title insurance policies for our properties. We generally obtain title insurance policies when we acquire a property, with each policy covering an amount equal to the initial purchase price of each property. Accordingly, current property values may exceed the amount covered by a related title insurance policy.

We regularly evaluate the insurance market, including for coverage against terrorism, earthquakes, and other catastrophic events. However, we cannot predict the availability and affordability of such coverage in the future. Should the premiums for our earthquake and other insurance policies become prohibitively expensive or if we decide to self-insure some of our risks, we may modify or discontinue the coverage for some or all of our properties.

If we experience a loss at any of our properties that is not covered by insurance, exceeds our insurance policy limits, or is subject to a policy deductible, we could lose the capital invested in the affected property and, possibly, future revenues from that property. In addition, we could continue to be obligated on any mortgage indebtedness or be responsible for other obligations related to the affected properties. All of our wholly owned properties, including properties partially owned through joint ventures that are managed by our joint venture partners, carry comprehensive liability, fire, extended coverage, and rental loss insurance.

For our properties in wildfire- or flood-prone areas, we are evaluating mitigation strategies and potential operational and physical improvements. For example, resilience measures that may be implemented at some of our properties may include:

•Fire-resilience measures. Incorporation of brush management practices into landscape design; selection and positioning of less flammable vegetation species at a reasonable distance from a property; construction of building envelopes with fire-resistant materials; and installation of HVAC systems that are able to filter smoke particulates from the air in the event of a fire.

•Flood-resilience measures. Positioning of critical building mechanical equipment on roofs or significantly above projected potential flood elevations; storage of temporary flood barriers on site to be deployed at building entrances in the event of a flood; elevation of property entrances or the first floor above projected present-day and future flood elevations; installation of backflow preventors on storm/sewer utilities that discharge from the building; and waterproofing of the building envelope up to the projected flood elevation.

Our tenants are also required to maintain comprehensive insurance policies, including commercial general liability insurance typically obtained for similar properties. However, we and our tenants do not generally insure against certain types of losses that are either uninsurable or prohibitively costly to insure. We cannot predict the future availability of insurance coverage against any risk of loss. Insurance companies may discontinue coverage for certain risks, or, if offered, such coverage may become excessively expensive.

The loss of services of any of our executive and/or senior officers could adversely affect us.

We depend upon the services and contributions of relatively few executive and senior officers. The loss of services or contributions of any one of them may adversely affect our business, financial condition, and prospects. We use the extensive personal and business relationships that members of our management have developed over time with owners of laboratory, agtech, and advanced technology properties and with major tenants and venture investment portfolio companies in the life science, agtech, and technology industries. We cannot assure our stockholders that our senior officers will remain employed with us. In California and certain other regions where we have operations, there is intense competition for individuals with skill sets needed for our business. Moreover, in California, where our headquarters and many of our properties are located, high state and local taxes and increased home prices contribute to the high cost of living, which may impair our ability to attract and retain employees locally in the future. Due to the long-term nature of our investments and properties, we are unable to predict and may be unable to effectively control such costs. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer, and we may be unable to implement our current initiatives or grow effectively.

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

Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code to our operations and financial results, as well as the determination of various factual matters and circumstances not entirely within our control. There are only limited judicial or administrative interpretations of these provisions. Although we believe that our current organization and method of operation comply with the rules and regulations promulgated under the Internal Revenue Code to enable us to qualify as a REIT, we cannot assure our stockholders that we are or will remain so qualified. To qualify as a REIT, we must satisfy a number of requirements, including those regarding the ownership of our stock and the composition of our assets and gross income. We must also make distributions to stockholders aggregating at least 90% of our annual REIT taxable income, excluding net capital gains.

We currently own, and may acquire in the future, direct or indirect interests in one or more entities that have elected or may elect to be taxed as REITs under the Internal Revenue Code, which are subject to the various REIT qualification requirements and limitations described herein. If any of these entities were to fail to qualify as a REIT, then (i) the entity would become subject to federal and state income taxes, (ii) shares in such an entity would cease to be qualifying assets for purposes of asset tests applicable to REITs, and (iii) we may fail certain of the asset tests applicable to REITs, in which event we would fail to qualify as a REIT unless we qualify for certain relief provisions.

In addition, we currently own interests in certain taxable REIT subsidiaries and may continue to acquire such interests in the future. A taxable REIT subsidiary is a corporation (or entity treated as a corporation for federal income tax purposes), other than a REIT, that has made a joint election with a parent REIT (which directly or indirectly owns stock in the REIT subsidiary) to be treated as a taxable REIT subsidiary. The subsidiary is subject to federal and state income taxes as a regular C corporation and is further subject to a 100% excise tax for certain transactions between the taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-length basis. We intend to structure our transactions with any taxable REIT subsidiaries that we own to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax mentioned above. However, there can be no assurance that we will be able to successfully structure future transactions to avoid being subject to the 100% excise tax, which may adversely impact our cash flows, ability to make distributions to stockholders, and results of operations.

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

We are dependent on third parties to manage certain amenities at our properties.

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

We rely on a limited number of vendors to provide key services, including, but not limited to, utilities, security, and construction services, at certain of our properties. Our business and property operations may be adversely affected if key vendors fail to adequately provide key services at our properties as a result of natural disasters (such as fires, floods, earthquakes, etc.), power interruptions, bankruptcies, war, acts of terrorism, public health emergencies, cyberattacks, pandemics, or other unanticipated catastrophic events. If a vendor encounters financial difficulty such as bankruptcy or other events beyond our control that cause it to fail to adequately provide utilities, security, construction, or other important services, we may experience significant interruptions in service and disruptions to business operations at our properties, incur remediation costs, and become subject to claims and damage to our reputation.

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

Pacific Gas and Electric Company (“PG&E”) is the primary public utility company providing electrical and gas service to residential and commercial customers in northern California, including the San Francisco Bay Area. Most of our properties located in our San Francisco Bay Area market depend on PG&E for the delivery of these essential services. PG&E initiated voluntary reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code in January 2019 in response to potential liabilities arising from a series of catastrophic wildfires that occurred in Northern California in 2017 and 2018. While PG&E emerged from bankruptcy in July 2020, there is no guarantee that PG&E, or other major utilities providers on which we rely in other cities in which we operate, will be able to sustain safe operations and continue to provide consistent utilities services during similar or future incidents. During periods of high winds and high fire danger in past fire seasons, PG&E preemptively shut off power to areas of Central and Northern California. The shutoffs were designed to help guard against fires ignited in areas with high winds and dry conditions. PG&E has warned that it may have to employ shutoffs while the utility company addresses maintenance issues. Future shutoffs of power may impact the reliability of access to a stable power supply at our properties and, in turn, adversely impact our tenants’ businesses. In addition, there is no guarantee that PG&E’s safety measures mandated by regulators will be timely and sufficient to prevent future catastrophic wildfires. Similarly, we rely on a limited number of vendors that provide utilities services to our properties in other regions. There is no guarantee that similar events of bankruptcy or distress would not cause unanticipated disruptions in service to any of our properties in affected areas.

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

Our Board of Directors determines all of our material business policies, with management’s input, including those related to:

•REIT qualification;
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

Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for laboratory, agtech, and advanced technology space at the time the leases are negotiated and the increases are proposed.

It is common for businesses in the life science, agtech, and technology industries to undergo mergers, acquisitions, or other consolidations. Mergers, acquisitions, or consolidations of life science, agtech, and technology entities in the future could reduce the RSF requirements of our tenants and prospective tenants, which may adversely impact the demand for laboratory, agtech, and advanced technology space, our future revenue from lease payments, and our results of operations.

It is also possible that our tenants or venture investments within these industries may be adversely affected by crises involving financial institutions with which they have business relationships. On March 10, 2023, Silicon Valley Bank (“SVB”), the 16th largest bank in the U.S. at the time and headquartered in California, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. SVB was a provider of commercial and private banking products and services to industries including life science, technology, and healthcare. SVB is now a division of First Citizens Bank. Additionally, on March 12, 2023, the New York State Department of Financial Services announced that it had closed New York-based Signature Bank and appointed the FDIC as a receiver, and on May 1, 2023, regulators seized control of First Republic Bank and sold the majority of its assets and deposits to JPMorgan Chase.

Although we did not have bank accounts, loans to or from, or investments in any venture funds led by SVB or any other recently failed financial institution, some of our tenants and venture investments may have banking or other business relationships with such entities. Despite protections by the U.S. Federal Reserve, the FDIC, and the Treasury, if our tenants or venture investments are unable to access cash or other capital from these institutions or any other financial institution that might fail in the future, their liquidity, ability to meet operating expense obligations, and financial performance may be adversely affected. Accordingly, such tenants may be unable to pay us rent, or our venture investments may decline in value, which may negatively impact our financial results.

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

Our tenants also include research institutions whose funding is largely dependent on grants from government agencies, such as the NIH, the National Science Foundation, and similar agencies or organizations. U.S. government funding of research and development is subject to the political process, which is often unpredictable. Other programs, such as Homeland Security or defense, could be viewed by the government as higher priorities. Additionally, proposals to reduce or eliminate budgetary deficits have sometimes included reduced allocations to the NIH and other U.S. government agencies that fund research and development activities. Additionally, the inability of the U.S. Congress to enact a budget for a fiscal year or the occurrence of partial or complete U.S. federal government shutdowns may result in temporary closures of agencies such as the FDA or NIH, which could adversely affect business operations of our tenants that are dependent on government approvals and appropriations. Any shift away from funding of research and development or delays surrounding the approval of government budget proposals may adversely impact our tenants’ operations, which in turn may impact their demand for life science/laboratory space and their ability to make lease payments to us and thus adversely impact our results of operations.

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
•The Internet has experienced, and is likely to continue to experience, outages and other delays. These outages and delays, as well as problems caused by cyberattacks and computer malware, viruses, worms, and similar programs, may materially affect the ability of our technology industry tenants and venture investment portfolio companies to conduct business.
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

Market and other external factors may adversely impact the valuation of our non-real estate equity investments.

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

Market and other external factors may negatively impact the liquidity of our non-real estate equity investments.

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

U.S. government tenants are subject to government funding. If one or more of our U.S. government tenants fail to receive anticipated appropriations, we may not be able to collect rental amounts due to us. A significant reduction in federal government spending, particularly a sudden decrease due to tax reform or a sequestration process, which has occurred in recent years, could also adversely affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that they will renew their leases with us. In addition, budgetary pressures have resulted in, and may continue to result in, reduced allocations to government agencies that fund research and development activities, such as the NIH. For example, the NIH budget has been, and may continue to be, significantly impacted by the sequestration provisions of the Budget Control Act of 2011, which became effective on March 1, 2013. Past proposals to reduce budget deficits have included reduced NIH and other research and development budgets. Any shift away from the funding of research and development or delays surrounding the approval of government budget proposals may cause our tenants to default on rental payments or delay or forgo leasing our rental space, which could adversely affect our business, financial condition, or results of operations. Additionally, the inability of the U.S. Congress to enact a budget for a future fiscal year or the occurrence of partial or complete U.S. federal government shutdowns could adversely impact demand for our services by limiting federal funding available to our tenants and their customers. In addition, defaults under leases with U.S. government tenants are governed by federal statute and not by state eviction or rent deficiency laws. As of December 31, 2023, leases with U.S. government tenants at our properties accounted for approximately 1.1% of our aggregate annual rental revenue in effect as of December 31, 2023.

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

In the event of a partial or complete government shutdown, the FDA and certain other science agencies may temporarily cease certain operations. Furthermore, during such shutdown, the FDA may maintain only operations deemed to be essential for public health while suspending the acceptance of new medical product applications and routine regulatory and compliance work related to medical products, certain drugs, and foods.

Disruptions at the FDA and other agencies, such as those resulting from a government shutdown, or uncertainty from stopgap spending bills may slow the time necessary for new drugs and devices to be reviewed and/or approved by necessary government agencies and may affect the ability of the healthcare and drug industries to deliver new products to the market in a timely manner, which would adversely affect our tenants’ operating results and business. Interruptions to the function of the FDA and other government agencies could adversely affect the demand for laboratory space and significantly impact our operating results and our business.

Changes in laws and regulations that control drug pricing for government programs may adversely impact our operating results and our business.

On August 22, 2022, the Inflation Reduction Act of 2022 was signed into law. This legislation allows, for the first time ever, the U.S. Department of Health and Human Services to negotiate Medicare drug prices directly with manufacturers. Specifically, the law requires manufacturers to charge a negotiated “maximum fair price” for select drugs covered by Medicare Part B and Part D or be subject to an excise tax for noncompliance, introduces penalties for drug manufacturers that increase drug prices over the rate of inflation, and caps additional out-of-pocket expenses for Medicare beneficiaries.

We cannot predict the ultimate impact of this legislation or the content and outcome of future potential reforms and changes to the government’s ability to regulate and negotiate drug pricing. Changes in policy that limit prices may reduce the financial incentives for the research and development efforts that lead to discovery and production of new therapies and solutions to life-threatening conditions. Negative impacts of new policies could adversely affect our tenants’ and venture investment portfolio companies’ businesses, including life science, agtech, and technology companies, which may reduce the demand for life science/laboratory space and negatively impact our operating results and our business.

Global factors

The outbreak of any highly infectious or contagious disease could adversely impact or cause disruption to our financial condition and results of operations.

The effects of any future outbreak of any highly infectious or contagious disease on our (or our tenants’) ability to successfully operate could be adversely impacted by the following factors, among others:

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

•Difficulty in our accessing debt and/or equity capital on attractive terms, or at all, and a severe disruption and instability in the global financial markets, or deterioration in credit and financing conditions, which may affect our (or our tenants’) ability to access capital necessary to fund business operations or replace or renew maturing liabilities on a timely basis and may adversely affect the valuation of financial assets and liabilities, any of which could affect our (or our tenants’) ability to meet liquidity and capital expenditure requirements or could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
•Complete or partial closures of, or other operational issues at, one or more of our properties resulting from government action or directives.
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
•The cost of implementing precautionary measures, including, but not limited to, potential additional health insurance and labor-related costs.
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
•Refusal, failure, or delay by one or more of our lenders under our unsecured senior line of credit to fund their financing commitment to us, which we may not be able to replace on favorable terms, or at all.
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
•Our level of insurance coverage and recovery we receive under any insurance we maintain, which may be delayed by, or insufficient to fully offset potential/actual losses caused by any highly infectious or contagious disease.
•Any increase in insurance premiums and imposition of large deductibles.
•Our level of dependence on the Internet, as it relates to employees’ working remotely, and increases in malware campaigns and phishing attacks preying on the uncertainties surrounding any highly infectious or contagious disease, which may increase our vulnerability to cyberattacks.
•Our ability to ensure business continuity in the event our continuity of operations plan is not effective or is improperly implemented or deployed during a disruption.
•Our ability to operate, which may cause our business and operating results to decline or may impact our ability to comply with regulatory obligations and may lead to reputational harm and regulatory issues or fines.

The rapid spread, development, and fluidity of a highly infectious or contagious disease may result in significant disruption of the global financial market and labor markets and may lead to a deterioration of economic conditions, an economic downturn, and/or a recession at a global scale, which could materially affect our (or our tenants’) performance, financial condition, results of operations, and cash flows.

The outbreak or spread of any highly infectious or contagious disease could adversely impact or cause disruption to our tenants’ financial condition and results of operations, which may adversely impact our ability to generate income sufficient to meet operating expenses or generate income and capital appreciation.

Our tenants, many of which conduct business in the life science, agtech, or technology industries, may incur significant costs or losses responding to any highly infectious or contagious disease, lose business due to interruption in their operations, or incur other liabilities related to shelter-in-place orders, quarantines, infection, or other related factors. Tenants that experience deteriorating financial conditions as a result of the outbreak or spread of such disease may be unwilling or unable to pay rent in full or timely due to bankruptcy, lack of liquidity, lack of funding, operational failures, or other reasons. Our tenants’ defaults and delayed or partial rental payments could adversely impact our rental revenues and operating results.

The negative effects of any highly infectious or contagious disease on our tenants in the life science industry may include, but are not limited to:

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
•Changes in local regulations as part of a response to an outbreak or spread that may require our tenants to change the ways in which their clinical trials are conducted, which may result in unexpected costs or the discontinuation of the clinical trials altogether;
•Refusal or reluctance of the FDA to accept data from clinical trials in affected geographies outside the U.S.;
•Diminishing public trust in healthcare facilities or other facilities that are treating (or have treated) patients affected by contagious diseases; and
•Inability to access capital on terms favorable to our tenants because of changes in company valuation and/or investor appetite due to a general downturn in economic and financial conditions and the volatility of the market.

The negative effects of any highly infectious or contagious disease on our tenants in the agtech industry may include:

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
•Disruption of the logistics necessary to import, export, and deliver products to target companies and their customers due to ports and other channels of entry being closed or operating at only a portion of capacity;
•Disruptions to manufacturing facilities and supply lines; and
•Inability to access capital on terms favorable to our tenants because of changes in company valuation and/or investor appetite due to a general downturn in economic and financial conditions and the volatility of the market.

The negative effects of any highly infectious or contagious disease on our tenants in the technology industry may include:

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

The potential impact of any highly infectious or contagious disease with respect to our tenants or our properties is difficult to predict and could have a material adverse impact on our tenants’ operations and, in turn, on our revenues, business, and results of operations, as well as the value of our stock. Any highly infectious or contagious disease may directly or indirectly cause the realization of any of the other risk factors included in this annual report on Form 10-K.

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

In addition, to combat the cause of global warming domestically, President Biden identified climate change as one of his administration’s top priorities and pledged to seek measures that would pave the path for the U.S. to eliminate net greenhouse gas (“GHG”) pollution by 2050. In April 2021, President Biden announced the administration’s plan to reduce U.S. GHG emissions by at least 50% by 2030.

In March 2022, the SEC released a proposed standard that would require quantitative disclosures of certain climate-related metrics and GHG emissions, including within the footnotes to our consolidated financial statements. As of the date of this report, the standard has not been finalized, and our assessment of the potential effect of this standard, if adopted as proposed, on our consolidated financial statements is ongoing.

In August 2022, the U.S. Congress signed into law the Inflation Reduction Act of 2022 (“IRA”), which directed nearly $400 billion of federal spending to be used toward reducing carbon emissions and funding clean energy over the next 10 years and was designed to encourage private investment in clean energy, transport, and manufacturing. During its inaugural year in 2023, over $278 billion in new green investments and new green jobs across the U.S. was attributed to the IRA. However, long-term impacts and benefits, if any, resulting from the IRA are still to be determined.

Numerous states and municipalities have adopted state and local laws and policies on climate disclosures and climate change and emission reduction targets impacting the building sector. For example, the State of California enacted legislation requiring certain companies to disclose GHG emissions and climate-related financial risk information. Further cities, including Boston, Cambridge, New York, and Seattle, have passed ordinances that set limits on GHG emissions associated with building operations. Some municipalities, including the Cities of New York and San Francisco, have also implemented legislation to eliminate the use of natural gas in new construction projects.

Changes in federal, state, and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our existing properties and our new development properties (for example, to improve their energy efficiency and/or resistance to severe weather), and in our and our tenants’ increased compliance and other costs, without a corresponding increase in revenue, which may result in adverse impacts to our and our tenants’ operating results.

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

Environmental, health, or safety matters are subject to evolving regulatory requirements. Costs and capital expenditures relating to the evolving requirements depend on the timing of the promulgation and enforcement of new standards. As discussed in the immediately preceding risk factor, due to concern over the risks of climate change, a more restrictive regulatory framework to reduce GHG pollution might be implemented, including the adoption of carbon taxes, restrictive permitting, and increased efficiency standards. These requirements could make our operations more expensive and lengthen our project timelines. The costs of complying with evolving regulatory requirements, including GHG regulations and policies, could negatively impact our financial results. Moreover, changes in environmental regulations could inhibit or interrupt our operations or require modifications to our facilities. Accordingly, environmental, health, or safety regulatory matters could result in significant unanticipated costs or liabilities and could have a material adverse effect on our business, financial condition, results of operations, and cash flows, and the market price of our common stock.

We may be unable to meet our sustainability goals.

We seek to make a positive and meaningful impact on the health, safety, and well-being of our tenants, stockholders, employees, and the communities in which we live and work. In support of these efforts, we may consider setting specific sustainability goals to reduce the environmental impact of buildings in operation and for new ground-up development projects. There are significant risks that may prevent us from achieving such goals, including, but not limited to, the following possibilities:

•Change in market conditions may affect our ability to deploy capital for projects such as those that reduce energy and water consumption, GHG emissions, and that provide waste savings.
•Our tenants may be unwilling or unable to accept potential incremental expenses associated with sustainability programs, including expenses to comply with requirements stipulated under building certification standards such as LEED, Fitwel, and WELL.

The realization of any of the above risks could significantly impact our reputation, our ability to continue developing properties in markets where high levels of LEED certification contribute to our efforts to obtain building permits and entitlements, and our ability to attract tenants that include LEED certification among their priorities when selecting a location to lease.

We may invest or spend the net proceeds from the offerings of our unsecured senior notes payable earmarked for Eligible Green Projects (the “Green Bonds”) in ways investors may not agree with and in ways that may not earn a profit.

The respective net proceeds from issuances of Green Bonds (including our $500 million unsecured senior notes payable issued in February 2023) are expected to be used to fund, in whole or in part, Eligible Green Projects (as defined below), including the development and redevelopment of such projects. The net proceeds from these offerings are typically initially used to reduce the outstanding balance on our unsecured senior line of credit or amounts outstanding under our commercial paper program. We then allocate the funds to recently completed and future Eligible Green Projects.

‘‘Eligible Green Projects’’ are defined as:
•New Class A/A+ development properties that have received or are expected to receive LEED Gold or Platinum certification;
•Existing Class A/A+ redevelopment properties that have received or are expected to receive LEED Gold or Platinum certification; and
•Tenant improvements that have received or are expected to receive LEED Gold or Platinum certification.

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

There can be no assurance that the projects funded with the proceeds from the Green Bonds will meet investor criteria and expectations regarding environmental impact and sustainability performance. In particular, no assurance is given that the use of such proceeds for any Eligible Green Projects will satisfy, whether in whole or in part, any present or future investor expectations or requirements regarding any investment criteria or guidelines with which such investor or its investments are required to comply, whether by any present or future applicable law or regulations or by its own bylaws or other governing rules or investment portfolio mandates (in particular with regard to any direct or indirect environmental, sustainability, or social impact of any projects or uses, the subject of or related to, the relevant Eligible Green Projects). Adverse environmental or social impacts may occur during the design, construction, and operation of the projects, or the projects may become controversial or criticized by activist groups or other stakeholders. In addition, although we will limit the use of proceeds from the Green Bonds to Eligible Green Projects, there can be no assurance that one or more development, redevelopment, and tenant improvement projects that we expect will receive a LEED certification will actually receive such certification. Furthermore, from time to time, we may refinance our debt to take advantage of lower market rates or other favorable terms, and we may pursue this strategy in the future in connection with our Green Bonds. If the terms of the refinanced agreements set different or no restrictions on the range of purposes the funds can be allocated to, we can provide no assurance that allocations to future Eligible Green Projects established prior to the refinancing of our Green Bonds will remain unchanged after the refinancing has been completed.

Changes in U.S. accounting standards may adversely impact us.

The regulatory boards and government agencies that determine financial accounting standards and disclosures in the U.S., which include the FASB and the SEC, continually change and update the financial accounting standards we must follow.

From time to time, the FASB issues ASUs that could have a material effect on our financial condition or results of operations, which in turn could also significantly impact the market price of our common stock. Such potential impacts include, without limitation, significant changes to our balance sheet, significant changes to the timing or methodology of revenue or expense recognition, or significant fluctuations in our reported results of operations, including an increase in our operating expenses or general and administrative expenses related to payroll costs, legal costs, and other out-of-pocket costs incurred in order to comply with the requirements of these ASUs.

Any difficulties in the implementation of changes in accounting principles, including the ability to modify our accounting systems and to update our policies, procedures, information systems, and internal control over financial reporting, could result in materially inaccurate financial statements, which in turn could harm our operating results or cause us to fail to meet our reporting obligations. Significant changes that may be introduced by ASUs could cause fluctuations in revenue and expense recognition and materially affect our results of operations. We may also experience an increase in general and administrative expenses resulting from additional resources required for the initial implementation of such ASUs. This could adversely affect our reported results of operations, profitability, and financial statements. Additionally, the adoption of new accounting standards could affect the results of our debt covenant calculations. It cannot be assured that we will be able to work with our lenders to successfully amend our debt covenants in response to changes in accounting standards.

We are subject to evolving privacy and information security laws, regulations, policies, and contractual obligations related to data privacy and security. Changes to these requirements, or our noncompliance therewith, could subject us to fines or penalties, increased costs of doing business, compliance risks, and potential liability and could materially and adversely affect our business, financial condition, and results of operations.

In the ordinary course of business, we handle personal data and other sensitive information, including that of our tenants, vendors, and employees. As such, we are subject to numerous data privacy and security mandates, including laws, regulations, external and internal data privacy and security policies, and contractual requirements.

For example, the California Privacy Rights Act (“CPRA”), which became effective on January 1, 2023, significantly expanded the definition of “consumer,” originally defined by the California Consumer Privacy Act (“CCPA”), to include job applicants, employees, and independent contractors. Additionally, the CPRA introduced new rights of consumers to limit the use of their sensitive personal information and mandated employers disclose personal information usage, an individual’s rights under the CCPA, and their personal information retention period or the criteria they use to determine their retention period.

The CCPA, which became effective on January 1, 2020, applies to consumers, business entities, and residents of California. It broadly defined “personal information,” providing California residents with expanded privacy rights and protections, and established civil penalties for violations for certain data breaches. It also enabled California residents to opt out of the sales of their personal information, with noncompliant businesses facing significant penalties.

We have taken actions to proactively enhance our handling of personal information, including, but not limited to:

•Updating external and internal privacy notices and policies;
•Implementing procedures to comply with the CCPA and CPRA, including procedures to effectively address potential requests from California residents, including our employees, regarding their personal information;
•Revising our document retention policy to minimize the storage of information subject to the CCPA and CPRA; and
•Amending contracts with our partners and vendors to incorporate data use restrictions, security measures, and other required provisions.

However, there is no guarantee that we will adequately address the requirements of the CCPA and CPRA, or evolving laws in other jurisdictions. The data privacy and security landscape is becoming increasingly complex. Differing regulations may result in inconsistent applications and interpretations across multiple jurisdictions. As such, we may be required to devote significant resources and implement or significantly change existing technologies, systems, or practices in order to prepare for and comply with new regulations. Our failure to comply with applicable federal, state, and local privacy laws could lead to:

•Damage to our reputation;
•Increased remediation and compliance costs;
•Government investigations and enforcement actions;
•Fines, penalties, or litigation, including class actions;
•Challenges in raising capital; and
•Inability to execute on our business strategy, including our growth plans.

Changes in the aforementioned laws may subject us to increased compliance risks and potential liability, and materially and adversely impact our business, financial condition, and results of operations.

If our information technology networks or data, or those of third parties upon which we rely, are or were disrupted or otherwise compromised, we could experience costly remediation or other expenses, liability under federal and state laws, and litigation and investigations, any of which could result in substantial reputational damage and materially and adversely affect our business, financial condition, results of operations, cash flows, and the market price of our common stock.

Information technology, communication networks, enterprise applications, and related systems, including those in our properties, are essential to the operation of our business. In the ordinary course of our business, we use these systems to service our tenants, manage our tenant and vendor relationships, internal communications, accounting, financial reporting, and record-keeping systems, and many other key aspects of our business. These operations rely on the secure collection, storage, transmission, and other processing of confidential and other information in our computer systems and networks and subject us, and the third parties upon which we rely, to a variety of evolving threats, including, but not limited to ransomware attacks, which could cause security incidents.

Cyberattacks, malicious Internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our confidential, proprietary, and sensitive data and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.

Some actors now engage and are expected to continue to engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our services.

We and the third parties upon which we rely are subject to a variety of evolving threats, including, but not limited to, physical break-ins; disruptions due to power outages or catastrophic events, such as fires, floods, hurricanes, and earthquakes; breaches of our secure network by an unauthorized party (including those caused by supply chain breaches); software vulnerabilities or bugs; malware (including as a result of advanced persistent threat intrusions); malicious code (such as computer viruses and worms); attachments to emails; denial-of-service attacks; credential stuffing; credential harvesting; employee error, theft, or misuse; social engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks); ransomware; server malfunctions; software or hardware failures; loss of data or other information technology assets; adware; telecommunications failures; or other similar threats.

In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations and properties; loss of confidential, proprietary, and sensitive data; reputational harm; and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and confidential, proprietary, and sensitive data as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. Employees working remotely could expose us to additional cybersecurity risks and vulnerabilities as our systems could be negatively affected by vulnerabilities present in external systems and technologies outside of our control.

In addition, our reliance on third-party service providers could introduce new cybersecurity risks and vulnerabilities, including supply chain attacks, and other threats to our business operations. We rely on third-party service providers and technologies to operate critical business systems to process confidential, proprietary, and sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee email, and other functions. We also rely on third-party service providers to provide other products, services, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures or industry-standard or reasonable security measures to protect our information technology systems and confidential, proprietary, and sensitive data.

While we have implemented security measures designed to safeguard our systems and confidential, proprietary, and sensitive data and to manage cybersecurity risks, there can be no assurance that these measures will be effective. We take steps to monitor and develop our information technology networks and infrastructure and invest in the development and enhancement of our controls designed to prevent, detect, respond to, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. We also have policies and procedures in place for the identification of cybersecurity incidents and technology vulnerabilities, and their timely elevation to senior management for remediation. Additionally, we take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. Undetected and/or unremediated critical vulnerabilities that are exploited could pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our confidential, proprietary, and sensitive data or our information technology systems, or those of the third parties upon which we rely. There can be no assurance that our actions, security measures, and controls designed to prevent, detect, or respond to intrusion; to limit access to critical data; to prevent loss, destruction, alteration, or theft of business information; or to limit the negative impact from such attacks can provide absolute security against a security incident. A significant security incident involving our information systems or those of our tenants, vendors, software creators, cloud providers, cybersecurity service providers, or other third parties upon which we rely could lead to, among other things:

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
•Significant management attention and resources required to remedy any damages;
•Significant exposure to litigation and regulatory fines, penalties, or other sanctions;
•Violation of our lease agreements or other agreements;
•Damage to our reputation among our tenants, business partners, and investors;
•Loss of business opportunities;
•Difficulties in employee retention and recruitment;
•Unauthorized access to, and destruction, disruption, loss, or denial of service to our buildings;
•Increase in the cost of proactive defensive measures to prevent future cyber incidents, including hiring personnel and consultants or investing in additional technologies; and
•Increase in our cybersecurity insurance premiums.

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
•The wide breadth of software required to run our business, and the increase in supply chain attacks by advanced persistent threats;
•The large number of our business partners;
•The frequency and wide variety of sources from which a cyberattack can originate;
•An increase in supply chain attacks;
•The severity of cyberattacks; and
•The proliferation and increasing sophistication and types of cyberattacks.

Furthermore, the extent of a particular cyberattack and the steps that we may need to take to investigate the attack may not be immediately clear. Therefore, in the event of an attack, it may take a significant amount of time before such an investigation can be completed. During an investigation, we may not necessarily know the extent of the damage incurred or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, which could further increase the costs and consequences of a cyberattack. Additionally, applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such disclosure requirements could lead to adverse consequences.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our data privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, proprietary, confidential, and/or sensitive information of the Company or our tenants could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative artificial intelligence technologies.

Even if we are not targeted directly, cyberattacks on the U.S. government, financial markets, financial institutions, or other businesses, including our tenants, vendors, software creators, cloud providers, cybersecurity service providers, and other third parties upon which we rely, may occur, and such events could disrupt our normal business operations and networks in the future.

In March 2022, President Biden signed into law the Cyber Incident Reporting for Critical Infrastructure Act (“CIRCIA”), which will require critical infrastructure entities to report to the Cybersecurity and Infrastructure Security Agency (“CISA”) of the U.S. Department of Homeland Security any substantial cyber incidents within 72 hours and ransomware payments made within 24 hours of occurrence, among other items. CISA has until September 2025 to release a final rule, and it is yet unknown whether we will be subject to these rules under CIRCIA.

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

From time to time, we may enter into interest rate hedge agreements to manage some of our exposure to interest rate volatility. Interest rate hedge agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to changes in interest rates. These risk factors may lead to failure to hedge effectively against changes in interest rates and therefore could adversely affect our results of operations. As of December 31, 2023, we had no interest rate hedge agreements outstanding.

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

We have properties located in areas that may be subject to extreme weather and natural or other disasters, including, but not limited to, earthquakes, winds, floods, hurricanes, fires, power shortages, telecommunication failures, medical epidemics, explosions, or other natural or man-made accidents or incidents. Our corporate headquarters and certain properties are located in areas of California that have historically been subject to earthquakes and wildfires. Such conditions and disastrous events may damage our properties, disrupt our operations, or adversely impact our tenants’ or third-party vendors’ operations. These events may affect our ability to operate our business and have significant negative consequences on our financial and operating results. Damage caused by these events may result in costly repairs for damaged properties or equipment, delays in the development or redevelopment of our construction projects, or interruption of our daily business operations, which may result in increased costs and decreased revenues.

We maintain insurance coverage at levels that we believe are appropriate for our business. However, we cannot be certain that the amount of coverage will be adequate to satisfy damages or losses incurred in the event of another wildfire or other natural or man-made disaster, which may lead to a material adverse effect on our properties, operations, and our business, or those of our tenants.

Failure of the U.S. federal government to manage its fiscal matters or to avoid a government shutdown may negatively impact the economic environment and adversely impact our results of operations.

Congressional disagreement over the federal budget and the maximum amount of debt the federal government is permitted to have outstanding (commonly referred to as the “debt ceiling”) has previously caused the U.S. federal government to shut down for periods of time. Generally, if effective legislation to fund government operations and manage the level of federal debt is not enacted, the federal government may suspend its investments for certain government accounts, among other available options, in order to prioritize payments on its obligations. A failure by the U.S. Congress to pass spending bills or address the debt ceiling at any point in the future would increase the risk of default by the U.S. on its obligations, the risk of a lowering of the U.S. federal government’s credit rating, and the risk of other economic dislocations. Such a failure, or the perceived risk of such a failure, could consequently have a material adverse effect on the financial markets and economic conditions in the U.S. and globally. Twice in the past decade, by the appropriations legislation deadline Congress failed to pass a new appropriations bill or continuing resolution to temporarily extend funding, resulting in U.S. government shutdowns that caused federal agencies to halt non-essential operations. Current funding measures will only fund the government through February 2, 2024, and if lawmakers cannot pass a continuing resolution or a new federal budget by such time, another federal government shutdown could begin. If economic conditions severely deteriorate as a result of U.S. federal government fiscal gridlock, our operations, or those of our tenants, could be affected, which may adversely impact our financial condition and results of operations. These risks may also impact our overall liquidity, our borrowing costs, or the market price of our common stock.

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

In the commercial real estate sector in which we operate, the uncertainties posed by various initiatives of accounting standard-setting authorities to fundamentally rewrite major bodies of accounting literature constitute a significant source of uncertainty as to the basic rules of business engagement. Changes in accounting standards may have a significant effect on our financial results and on the results of our tenants, which would in turn have a secondary impact on us.

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

Standard & Poor’s Ratings Services lowered its long-term sovereign credit rating on the U.S. from “AAA” to “AA+” in 2011, which it affirmed in 2023. However, further fiscal impasses within the federal government may result in future downgrades. The impact of any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. This could cause further increases in interest rates and borrowing costs, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the lowered credit rating could create broader financial turmoil and uncertainty, which may exert downward pressure on the market price of our common stock. Continued adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.

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

In February 2022, Russia invaded Ukraine. In response to the invasion and ensuing war, many countries, including the U.S., imposed significant economic and other sanctions against Russia. The war has created the largest refugee crisis in Europe since World War II and has inflicted significant damage to Ukraine’s infrastructure and economy. Both countries’ economies may be significantly affected, which may also adversely impact the global economy, including that of the U.S. Further, Russia has launched an onslaught of cyberwarfare against Ukraine following its invasion, targeting the country’s critical infrastructure, government agencies, media organizations, and related think tanks in the U.S. and EU.

The U.S. federal government has cautioned Americans on the possibility of Russia targeting the U.S. with cyberattacks in retaliation for sanctions that the U.S. has imposed and has urged both the public and private sectors to strengthen their cyber defenses and protect critical services and infrastructure. Additionally, President Biden directed government bodies to mandate cybersecurity and network defense measures within their respective jurisdictions and has initiated action plans to reinforce cybersecurity within the electricity, pipeline, and water sectors. The current administration also launched joint efforts with CISA through its “Shields Up” campaign to defend the U.S. against possible cyberattacks. CISA published advisories warning of Russian state-sponsored threat actors targeting “COVID-19 research, governments, election organizations, healthcare and pharmaceutical, defense, energy, video gaming, nuclear, commercial facilities, water, aviation, and critical manufacturing” sectors in the U.S. and other Western nations. While we have not experienced such cyberattacks to date, it is yet unknown whether Russia will be successful in breaching our network defenses or, more broadly, those within the areas listed above, which, if successful, may cause disruptions to critical infrastructure required for our operations and livelihoods, or those of our tenants, communities, and business partners.

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

Since approving the Basel III Standards, U.S. regulators also issued rules that impose upon the most systemically significant banking organizations in the U.S. supplementary leverage ratio standards (the “SLR Standards”) more stringent than those of the Basel III Standards. In addition, the U.S. Federal Reserve adopted a final rule that establishes a methodology to identify whether a U.S. bank holding company is a global systemically important banking organization (“GSIB”). Any firm identified as a GSIB would be subject to a risk-based capital surcharge that is calibrated based on its systemic risk profile. Under the final rule, the capital surcharge began phasing in on January 1, 2016 and became fully effective on January 1, 2019.

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

U.S. regulators have also issued and proposed rules that impose additional restrictions on the business activities of financial institutions, including their trading and investment activities. For example, with effect in April 2014, U.S. regulators adopted a final rule implementing a section of the Dodd-Frank Wall Street Reform and Consumer Protection Act known as the “Volcker Rule.” The Volcker Rule generally restricts certain U.S. and foreign financial institutions from engaging in proprietary trading and from investing in sponsoring or having certain relationships with “covered funds,” which include private equity funds and hedge funds. Amendments effective in January 2020 have provided a certain level of regulatory relief, particularly pertaining to proprietary trading restrictions, by tailoring the Volker Rule’s application, simplifying certain standards and requirements, and reducing compliance burden. Additional amendments related to “covered funds” are expected. The effects of the Volcker Rule are uncertain, but it is in any event likely to curtail various banking activities, which in turn could result in uncertainties in the financial markets.

In March 2020, the Basel Committee announced a deferral of Basel III implementation to January 1, 2023 due to impacts from the COVID-19 pandemic. In 2023, the U.S. regulators proposed July 2025 for compliance with the new requirements.

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

Short sellers may engage in manipulative activity intended to drive down the market price of our common stock, which could result in a material diversion of our management’s time and may also lead to related governmental or regulatory inquiries or other legal actions, among other effects.

Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of subsequently buying lower-priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller to want the price of our common stock to decline. At any time, short sellers may publish, or arrange for the dissemination of, opinions, or characterizations that are intended to create negative market momentum, including through the use of social media. In light of the recent proliferation of generative artificial intelligence tools and large language models, there is also a risk that the dissemination of such opinions, characterizations or disinformation may negatively impact the conclusions that these tools and models draw about our business and prospects.

Short selling reports may potentially lead to increased volatility in an issuer’s stock price and to regulatory and governmental inquiries. In June 2023, a short seller published reports that contained certain negative and false allegations regarding our business and financial prospects. Regardless of merit, these allegations and false statements may spread quickly and diminish confidence in our business, financial prospects, or reputation. As a result, maintaining or reinforcing our reputation may require us to devote significant resources to refuting incorrect or misleading allegations, pursuing or defending related legal actions, or engaging in other activities that could be costly, time consuming, or unsuccessful. Additionally, any potential inquiry or formal investigation from a governmental organization or other regulatory body, including an inquiry from the SEC, arising from the presence of such allegations could result in a material diversion of our management’s time and may have a material adverse effect on our business and results of operations.

We hold a portion of our cash and cash equivalents in deposit accounts that could be adversely affected if the financial institutions holding such deposits fail.

We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically substantially exceed the FDIC insurance coverage of $250,000, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. As such, we may be subject to a risk of loss or delay in accessing all or a portion of our funds exceeding the FDIC insurance coverage, which could adversely impact our short-term liquidity, ability to operate our business, and financial performance.

Any or all of the foregoing could have a material adverse effect on our financial condition, results of operations, and cash flows, or the market price of our common stock. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, may also have potential to materially adversely affect our business, financial condition, and results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

Our corporate information technology, communication networks, enterprise applications, accounting and financial reporting platforms, and related systems, and those that we offer to our tenants are necessary for the operation of our business. We use these systems, among others, to manage our tenant and vendor relationships, for internal communications, for accounting to operate record-keeping function, and for many other key aspects of our business. Our business operations rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data.

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and tenant data (“Information Systems and Data”).

We rely on a multidisciplinary team, including our information security function, legal department, management, and third-party service providers, as described further below, to identify, assess, and manage cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example, using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the threat environment, evaluating our industry’s risk profile, utilizing internal and external audits, and conducting threat and vulnerability assessments.

Depending on the environment, we implement and maintain various technical, physical, and organizational measures, processes, standards, and/or policies designed to manage and mitigate material risks from cybersecurity threats to our Information Systems and Data, including risk assessments, incident detection and response, vulnerability management, disaster recovery and business continuity plans, internal controls within our accounting and financial reporting functions, encryption of data, network security controls, access controls, physical security, asset management, systems monitoring, vendor risk management program, employee training, and penetration testing.

We work with third parties from time to time that assist us to identify, assess, and manage cybersecurity risks, including professional services firms, consulting firms, threat intelligence service providers, and penetration testing firms.

To operate our business, we utilize certain third-party service providers to perform a variety of functions. We seek to engage reliable, reputable service providers that maintain cybersecurity programs. Depending on the nature of the services provided, the sensitivity and quantity of information processed, and the identity of the service provider, our vendor management process may include reviewing the cybersecurity practices of such provider, contractually imposing obligations on the provider, conducting security assessments, and conducting periodic reassessments during their engagement.

We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. Refer to “Item 1A. Risk factors” in this annual report on Form 10-K, including “If our information technology networks or data, or those of third parties upon which we rely, are or were disrupted or otherwise compromised, we could experience costly remediation or other expenses, liability under federal and state laws, and litigation and investigations, any of which could result in substantial reputational damage and materially and adversely affect our business, financial condition, results of operations, cash flows, and the market price of our common stock”, for additional discussion about cybersecurity-related risks.

Governance

Our Board of Directors holds oversight responsibility over the Company’s strategy and risk management, including material risks related to cybersecurity threats. This oversight is executed directly by the Board of Directors and through its committees. The Audit Committee of the Board of Directors (the “Audit Committee”) oversees the management of systemic risks, including cybersecurity, in accordance with its charter. The Audit Committee engages in regular discussions with management regarding the Company’s significant financial risk exposures and the measures implemented to monitor and control these risks, including those that may result from material cybersecurity threats. These discussions include the Company’s risk assessment and risk management policies.

Our management, represented by our Chief Technology Officer, Greg C. Thomas, and our Chief Financial Officer and Treasurer, Marc E. Binda, leads our cybersecurity risk assessment and management processes and oversees their implementation and maintenance.

Greg C. Thomas is an experienced information technology professional in our information technology department and has served as Chief Technology Officer since 2018. He works with the Company’s internal information technology department and external partners to monitor and improve our cybersecurity capabilities. Mr. Thomas possesses a proven real estate industry track record of guiding organizations through strategic technology, organizational, risk mitigation, process improvement initiatives, and digital transformations. He also possesses extensive experience in technology and cybersecurity, gained over his career spanning more than 30 years, including as Chief Information Officer at two other large real estate firms, as well as in leadership roles within the real estate industry technology practices of Ernst & Young LLP and Deloitte LLP. He earned Bachelor of Science degrees in Systems Analysis and Finance from Miami University.

Marc E. Binda, CPA, is an experienced risk management professional in our finance and risk management function and has served as Chief Financial Officer since September 2023 and as Treasurer since April 2018. Mr. Binda previously served as Executive Vice President – Finance and Treasurer from June 2019 to September 2023, as Senior Vice President – Finance and Treasurer from April 2018 to June 2019, as Senior Vice President – Finance from April 2012 to April 2018, and in other capacities from January 2005 to April 2012. Mr. Binda currently oversees key functions for the Company’s accounting, finance, and treasury strategies, including risk management. In addition, Mr. Binda leads the Company’s cybersecurity risk oversight and the development and enhancement of internal controls designed to prevent, detect, address, and mitigate the risk of cyber incidents.

Management, in coordination with our information technology department, is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Management is responsible for approving budgets, approving cybersecurity processes, and reviewing cybersecurity assessments and other cybersecurity-related matters.

Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. Management, including the Chief Technology Officer and Chief Financial Officer and Treasurer, serves on the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the Audit Committee for certain cybersecurity incidents. The Audit Committee holds quarterly meetings and receives periodic reports from management, including our Chief Technology Officer and Chief Financial Officer and Treasurer, concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them.

ITEM 2. PROPERTIES
General

As of December 31, 2023, we had 411 properties in North America consisting of approximately 47.2 million RSF of operating properties and new Class A/A+ development and redevelopment properties under construction, including 68 properties that are held by consolidated real estate joint ventures and four properties that are held by unconsolidated real estate joint ventures. The occupancy percentage of our operating properties in North America was 94.6% as of December 31, 2023. The exteriors of our properties typically resemble traditional office properties, but the interior infrastructures are designed to accommodate the needs of life science, agtech, and technology tenants. These improvements typically are generic rather than specific to a particular tenant. As a result, we believe that the improvements have long-term value and utility and are usable by a wide range of tenants. Improvements to our properties typically include:

•Reinforced concrete floors;
•Upgraded roof loading capacity;
•Increased floor-to-ceiling heights;
•Heavy-duty HVAC systems;
•Enhanced environmental control technology;
•Significantly upgraded electrical, gas, and plumbing infrastructure; and
•Laboratory benches.

As of December 31, 2023, we held a fee simple interest in each of our properties, with the exception of 36 properties in North America subject to ground leasehold interests, which accounted for approximately 9% of our total number of properties. Of these 36 properties, we held 10 properties in the Greater Boston market, 20 properties in the San Francisco Bay Area market, two properties in the New York City market, one property in the Seattle market, one property in the Maryland market, and two properties in the Research Triangle market. During the year ended December 31, 2023, as a percentage of net operating income our ground lease rental expense aggregated 1.5%. Refer to our consolidated financial statements and notes thereto in “Item 15. Exhibits and financial statement schedules” in this annual report on Form 10-K for further discussion.

As of December 31, 2023, we had over 1,000 leases with a total of approximately 800 tenants, and 198, or 48%, of our 411 properties were single-tenant properties. Leases in our multi-tenant buildings typically have initial terms of 4 to 11 years, while leases in our single-tenant buildings typically have initial terms of 11 to 21 years. Additionally, as of December 31, 2023:

•Investment-grade or publicly traded large cap tenants represented 52% of our total annual rental revenue;
•Approximately 96% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3% that were either fixed or indexed based on a consumer price index or other index;
•Approximately 94% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent; and
•Approximately 93% of our leases (on an annual rental revenue basis) provided for the recapture of capital expenditures (such as HVAC maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases.

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

Locations of properties

The locations of our properties are diversified among a number of Class A/A+ assets strategically clustered in life science, agtech, and advanced technology mega campuses in AAA innovation cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of December 31, 2023 in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF						Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment		Total	% of Total		Total	% of Total	Per RSF
Greater Boston	10,836,743	975,419	1,304,051	(1)	13,116,213	28%	72	$820,759	38%	$79.82
San Francisco Bay Area	7,906,198	498,142	300,010		8,704,350	18	67	460,272	21	66.04
New York City	922,477	—	—		922,477	2	4	72,993	3	92.75
San Diego	7,831,370	1,187,796	—		9,019,166	19	90	320,460	14	43.48
Seattle	2,962,995	33,349	148,890		3,145,234	7	44	131,377	6	46.57
Maryland	3,582,494	510,601	—		4,093,095	9	51	123,780	6	36.57
Research Triangle	3,840,876	—	—		3,840,876	8	39	120,982	6	32.20
Texas	1,845,159	—	73,298		1,918,457	4	15	57,591	3	32.80
Canada	898,740	—	172,936		1,071,676	2	12	17,222	1	22.01
Non-cluster/other markets	347,806	—	—		347,806	1	10	15,827	1	57.96
Properties held for sale	1,049,135	—	—		1,049,135	2	7	26,907	1	N/A
North America	42,023,993	3,205,307	1,999,185		47,228,485	100%	411	$2,168,170	100%	$56.08
		5,204,492
(1)Primarily relates to our active redevelopment projects at 840 Winter Street and 40, 50, and 60 Sylvan Road, aggregating 716,604 RSF located in our Alexandria Center® for Life Science – Waltham mega campus, which are 43% leased/negotiating on a combined basis. This mega campus project is expected to capture demand in our Route 128 submarket of Greater Boston.

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	12/31/23		12/31/22	12/31/21	12/31/23	12/31/22	12/31/21
Greater Boston	94.9%		94.5%	95.2%	84.7%	85.5%	83.2%
San Francisco Bay Area	94.8		96.7	93.0	91.4	93.3	92.6
New York City	85.3	(1)	92.3	98.4	85.3	92.3	91.0
San Diego	94.1		95.4	93.1	94.1	95.4	91.7
Seattle	95.2		97.0	95.6	90.7	90.1	88.5
Maryland	95.6		95.8	99.8	95.6	93.3	96.0
Research Triangle	97.8		94.0	94.6	97.8	85.0	86.1
Texas	95.1		91.2	N/A	91.5	81.6	N/A
Subtotal	94.9		95.1	94.9	90.7	89.9	89.1
Canada	87.1		80.8	78.6	73.0	68.2	78.6
Non-cluster/other markets	78.5		75.0	75.1	78.5	75.0	75.1
North America	94.6%		94.8%	94.0%	90.2%	89.4%	88.5%
(1)Occupancy in our New York City market includes vacancy at our Alexandria Center® for Life Science – Long Island City property that is 41.7% occupied as of December 31, 2023. In addition, our mega campus at Alexandria Center® for Life Science – New York City is 95.8% occupied as of December 31, 2023.

Top 20 tenants

92% of Top 20 Tenants Annual Rental Revenue Is From Investment-Grade
or Publicly Traded Large Cap Tenants(1)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 5.7% of our annual rental revenue in effect as of December 31, 2023. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of December 31, 2023 (dollars in thousands, except average market cap amounts):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Aggregate Annual Rental Revenue(1)	Investment-Grade Credit Ratings		Average Market Cap(1) (in billions)

	Tenant						Moody’s	S&P
1	Moderna, Inc.	13.2		1,370,536	$122,763	5.7%	—	—	$47.4
2	Eli Lilly and Company	9.1		1,154,917	93,815	4.3	A2	A+	$440.5
3	Bristol-Myers Squibb Company	6.7		852,830	66,339	3.1	A2	A+	$131.5
4	Roche	6.4		770,279	46,192	2.1	Aa2	AA	$242.1
5	Takeda Pharmaceutical Company Limited	6.0		549,760	37,399	1.7	Baa2	BBB+	$49.0
6	Alphabet Inc.	2.9		654,423	36,809	1.7	Aa2	AA+	$1,509.5
7	Illumina, Inc.	6.6		890,389	36,204	1.7	Baa3	BBB	$27.9
8	2seventy bio, Inc.(2)	9.7		312,805	33,617	1.6	—	—	$0.4
9	Harvard University	6.0		389,233	32,494	1.5	Aaa	AAA	$—
10	Novartis AG	4.6		450,563	31,196	1.4	A1	AA-	$221.7
11	Cloud Software Group, Inc.	3.2	(3)	292,013	28,537	1.3	—	—	$—
12	Uber Technologies, Inc.	58.7	(4)	1,009,188	27,750	1.3	—	—	$84.8
13	Pfizer Inc.	1.2	(5)	524,159	25,242	1.2	A1	A+	$208.5
14	AstraZeneca PLC	6.0		416,761	24,583	1.1	A3	A	$212.5
15	United States Government	6.8		340,238	23,023	1.1	Aaa	AA+	$—
16	Sanofi	7.0		267,278	21,444	1.0	A1	AA	$129.2
17	New York University	8.1		218,983	21,056	1.0	Aa2	AA-	$—
18	Massachusetts Institute of Technology	5.4		246,725	20,504	0.9	Aaa	AAA	$—
19	Boston Children’s Hospital	12.8		266,857	20,066	0.9	Aa2	AA	$—
20	Merck & Co., Inc.	9.9		312,935	20,033	0.9	A1	A+	$274.8
	Total/weighted-average	9.6	(4)	11,290,872	$769,066	35.5%

Annual rental revenue and RSF include 100% of each property managed by us in North America.

(1)Based on total annual rental revenue in effect as of December 31, 2023. Refer to the definitions of “Annual rental revenue” and “Investment-grade or publicly traded large cap tenants” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for our methodologies of calculating annual rental revenue from unconsolidated real estate joint ventures and average market capitalization, respectively.
(2)As of September 30, 2023, 2seventy bio, Inc. held $250.6 million of cash, cash equivalents, and marketable securities. Additionally, 90.0% of the annual rental revenue generated by 2seventy bio, Inc. is guaranteed by another public biotechnology company (a party related to 2seventy bio, Inc.).
(3)Includes one lease at a recently acquired property with future development and redevelopment opportunities. This lease with Cloud Software Group, Inc. (formerly known as TIBCO Software, Inc.) was in place when we acquired the properties.
(4)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) in our Mission Bay submarket owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue from our unconsolidated real estate joint ventures. Refer to footnote 1 for additional details. Excluding the ground leases, the weighted-average remaining lease term for our top 20 tenants was 7.8 years as of December 31, 2023.
(5)Primarily relates to one office building in our New York City submarket aggregating 349,947 RSF with a contractual lease expiration in the third quarter of 2024, which was classified as held for sale as of December 31, 2023.

Long-Duration and Stable Cash Flows From High-Quality and Diverse Tenants

REIT Industry-Leading Client Base
Investment-Grade or Publicly Traded Large Cap Tenants

92%	52%
of ARE’s Top 20 Tenants Annual Rental Revenue(1)	of ARE’s Total Annual Rental Revenue(1)

Long-Duration Lease Terms
9.6 Years	7.4 Years
Top 20 Tenants	All Tenants
Weighted-Average Remaining Term(2)

Sustained Strength in Tenant Collections(3)

99.9%
For the Three Months Ended December 31, 2023

99.4%
January 2024

(1)Represents annual rental revenue in effect as of December 31, 2023. Refer to the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.
(2)Based on total annual rental revenue in effect as of December 31, 2023.
(3)Represents the portion of total receivables billed for each indicated period collected through the date of this report.

High-Quality and Diverse Client Base in AAA Locations

Solid and Well-Diversified Tenant Base

Life Science Product, Service, and Device
21%
Multinational Pharmaceutical
19%
Institutional (Academic/Medical, Non-Profit, and U.S. Government)
11%
4%
Future Change in Use(2)
7%
Investment-Grade or Large Cap Tech
3%
Other(3)
10%
Private Biotechnology
8%
Public Biotechnology – Preclinical or Clinical Stage
17%
Public Biotechnology – Approved or Marketed Product

	Industry	Annual Rental Revenue(1) per RSF
	Multinational Pharmaceutical	$64.22
	Public Biotechnology – Approved or Marketed Product	$68.98
	Institutional (Academic/Medical, Non-Profit, and U.S. Government)	$59.95
	Public Biotechnology – Preclinical or Clinical Stage	$70.25
	Private Biotechnology	$82.51
	Life Science Product, Service, and Device	$43.45
	Future Change in Use(2)	$44.38
	Investment-Grade or Large Cap Tech	$31.93
	Other(3)	$32.61
Percentage of ARE’s Annual Rental Revenue(1)

Solid Historical Occupancy of 96% Over Past 10 Years(4) From Historically Strong Demand for Our Class A/A+ Properties in AAA Locations

AAA Locations	Occupancy Across Key Locations

Percentage of ARE’s Annual Rental Revenue(1)

Refer to the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.
(1)Represents annual rental revenue in effect as of December 31, 2023.
(2)Represents annual rental revenue currently generated from space that is targeted for a future change in use, including 1.1% of total annual rental revenue that is generated from covered land play projects for future development opportunities. The weighted-average remaining term of these leases is 4.0 years.
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
(5)Refer to footnote 1 in the “Summary of occupancy percentages in North America” section within this Item 2 for additional details.
(6)Acquired vacancy of 1.7% from properties recently acquired in 2021 and 2022 primarily represents lease-up opportunities. Excluding acquired vacancy, occupancy of operating properties in North America was 96.3% as of December 31, 2023.

Property listing
Mega Campuses Encompass 75% of Our Annual Rental Revenue(1)

The following table provides certain information about our properties as of December 31, 2023 (dollars in thousands):

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Greater Boston
Cambridge/Inner Suburbs
Mega Campus: Alexandria Center® at Kendall Square	2,856,043	—	—	2,856,043	11	$266,549	99.6%	99.6%
50(2), 60(2), 75/125(2), 100(2), and 225(2) Binney Street, 140 and 215 First Street, 150 Second Street, 300 Third Street(2), 11 Hurley Street, and 100 Edwin H. Land Boulevard
Mega Campus: Alexandria Center® at One Kendall Square	1,370,989	—	—	1,370,989	12	140,216	88.0	88.0
One Kendall Square (Buildings 100, 200, 300, 400, 500, 600/700, 1400, 1800, and 2000), 325 and 399 Binney Street, and One Hampshire Street
Mega Campus: Alexandria Technology Square®	1,185,284	—	—	1,185,284	7	115,886	99.9	99.9
100, 200, 300, 400, 500, 600, and 700 Technology Square
Mega Campus: The Arsenal on the Charles	872,883	248,018	—	1,120,901	13	51,957	97.6	97.6
311, 321, and 343 Arsenal Street, 300, 400, and 500 North Beacon Street, 1, 2, 3, and 4 Kingsbury Avenue, and 100, 200, and 400 Talcott Avenue
Mega Campus: 480 Arsenal Way and 446, 458, 500, and 550 Arsenal Street	521,735	—	—	521,735	5	27,136	99.2	99.2
99 Coolidge Avenue(2)	43,568	277,241	—	320,809	1	5,221	100.0	100.0
Cambridge/Inner Suburbs	6,850,502	525,259	—	7,375,761	49	606,965	97.0	97.0
Fenway
Mega Campus: Alexandria Center® for Life Science – Fenway	1,234,888	450,160	133,578	1,818,626	3	98,035	92.0	83.0
401 and 421(2) Park Drive and 201 Brookline Avenue(2)
Seaport Innovation District
5 and 15(2) Necco Street	441,396	—	—	441,396	2	39,724	75.7	75.7
Seaport Innovation District	441,396	—	—	441,396	2	39,724	75.7	75.7
Route 128
Mega Campus: Alexandria Center® for Life Science – Waltham	326,110	—	716,604	1,042,714	5	22,738	100.0	31.3
40, 50, and 60 Sylvan Road, 35 Gatehouse Drive, and 840 Winter Street
Mega Campus: One Moderna Way	706,988	—	—	706,988	4	29,059	100.0	100.0
19, 225, and 235 Presidential Way	585,226	—	—	585,226	3	13,374	100.0	100.0
Route 128	1,618,324	—	716,604	2,334,928	12	65,171	100.0	69.3
Other	691,633	—	453,869	1,145,502	6	10,864	79.2	47.8
Greater Boston	10,836,743	975,419	1,304,051	13,116,213	72	$820,759	94.9%	84.7%

(1)As of December 31, 2023. Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” section within this Item 2 and the definition of “Mega campus” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.
(2)We own a partial interest in this property through a real estate joint venture. Refer to the “Consolidated and unconsolidated real estate joint ventures” section under Item 7 in this annual report in Form 10-K for additional details.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Francisco Bay Area
Mission Bay
Mega Campus: Alexandria Center® for Science and Technology – Mission Bay(1)	2,012,791	212,796	—	2,225,587	10	$91,856	94.9%	94.9%
1455(2), 1515(2), 1655, and 1725 Third Street, 409 and 499 Illinois Street, 1450, 1500, and 1700 Owens Street, and 455 Mission Bay Boulevard South
Mission Bay	2,012,791	212,796	—	2,225,587	10	91,856	94.9	94.9
South San Francisco
Mega Campus: Alexandria Technology Center® – Gateway(1)	1,342,194	—	300,010	1,642,204	12	75,299	86.6	70.8
600(2), 601, 611, 630(2), 650(2), 651, 681, 685, 701, 751, 901(2), and 951(2) Gateway Boulevard
Mega Campus: Alexandria Center® for Advanced Technologies – South San Francisco	919,704	—	—	919,704	5	57,055	100.0	100.0
213(1), 249, 259, 269, and 279 East Grand Avenue
Alexandria Center® for Life Science – South San Francisco	503,388	—	—	503,388	3	32,372	89.8	89.8
201 Haskins Way and 400 and 450 East Jamie Court
Mega Campus: Alexandria Center® for Advanced Technologies – Tanforan	445,232	—	—	445,232	2	4,011	100.0	100.0
1122 and 1150 El Camino Real
Alexandria Center® for Life Science – Millbrae(1)	—	285,346	—	285,346	1	—	N/A	N/A
230 Harriet Tubman Way
500 Forbes Boulevard(1)	155,685	—	—	155,685	1	10,680	100.0	100.0
South San Francisco	3,366,203	285,346	300,010	3,951,559	24	179,417	93.1	85.5
Greater Stanford
Mega Campus: Alexandria Center® for Life Science – San Carlos	739,157	—	—	739,157	9	50,755	99.0	99.0
825, 835, 960, and 1501-1599 Industrial Road
Alexandria Stanford Life Science District	703,570	—	—	703,570	9	65,005	98.3	98.3
3160, 3165, 3170, and 3181 Porter Drive and 3301, 3303, 3305, 3307, and 3330 Hillview Avenue
3412, 3420, 3440, 3450, and 3460 Hillview Avenue	338,751	—	—	338,751	5	24,275	83.2	83.2
3875 Fabian Way	228,000	—	—	228,000	1	9,402	100.0	100.0
2475 and 2625/2627/2631 Hanover Street and 1450 Page Mill Road	194,503	—	—	194,503	3	18,294	100.0	100.0
2100, 2200, 2300, and 2400 Geng Road	162,584	—	—	162,584	4	12,241	100.0	100.0
2425 Garcia Avenue/2400/2450 Bayshore Parkway	99,208	—	—	99,208	1	4,257	100.0	100.0
3350 West Bayshore Road	61,431	—	—	61,431	1	4,770	100.0	100.0
Greater Stanford	2,527,204	—	—	2,527,204	33	188,999	97.0	97.0
San Francisco Bay Area	7,906,198	498,142	300,010	8,704,350	67	460,272	94.8	91.4

New York City
New York City
Mega Campus: Alexandria Center® for Life Science – New York City	743,377	—	—	743,377	3	67,706	95.8	95.8
430 and 450 East 29th Street
Alexandria Center® for Life Science – Long Island City	179,100	—	—	179,100	1	5,287	41.7	41.7
30-02 48th Avenue
New York City	922,477	—	—	922,477	4	$72,993	85.3%	85.3%

Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” section within this Item 2 and the definition of “Mega campus” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.

(1)We own a partial interest in this property through a real estate joint venture. Refer to the “Consolidated and unconsolidated real estate joint ventures” section under Item 7 in this annual report in Form 10-K for additional information.
(2)We own 100% of this property.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Diego
Torrey Pines
Mega Campus: One Alexandria Square	833,589	334,996	—	1,168,585	12	$49,861	100.0%	100.0%

3115 and 3215(1) Merryfield Row, 3010, 3013, and 3033 Science Park Road, 10935, 10945, and 10955 Alexandria Way, 10975 North Torrey Pines Road, 10975, 10995, and 10996 Torreyana Road, and 3545 Cray Court

ARE Torrey Ridge	296,290	—	—	296,290	3	13,969	85.8	85.8
10578, 10618, and 10628 Science Center Drive
ARE Nautilus	213,900	—	—	213,900	4	8,729	88.2	88.2
3530 and 3550 John Hopkins Court and 3535 and 3565 General Atomics Court
Torrey Pines	1,343,779	334,996	—	1,678,775	19	72,559	95.0	95.0
University Town Center
Mega Campus: Campus Point by Alexandria(1)	1,666,590	598,029	—	2,264,619	13	77,574	99.0	99.0
9880(2), 10010(2), 10140(2), 10210, 10260, 10290, and 10300 Campus Point Drive and 4135, 4155, 4161, 4224, 4242, and 4275(2) Campus Point Court
Mega Campus: 5200 Illumina Way(1)	792,687	—	—	792,687	6	29,978	100.0	100.0
ARE Esplanade	243,084	—	—	243,084	4	5,022	47.7	47.7
4755, 4757, and 4767 Nexus Center Drive and 4796 Executive Drive
9625 Towne Centre Drive(1)	163,648	—	—	163,648	1	6,528	100.0	100.0
Costa Verde by Alexandria	8,730	—	—	8,730	2	879	100.0	100.0
8505 Costa Verde Boulevard and 4260 Nobel Drive
University Town Center	2,874,739	598,029	—	3,472,768	26	119,981	95.0	95.0
Sorrento Mesa
Mega Campus: SD Tech by Alexandria(1)	1,064,267	254,771	—	1,319,038	15	44,628	95.6	95.6
9605, 9645, 9675, 9685, 9725, 9735, 9808, 9855, and 9868 Scranton Road, 5505 Morehouse Drive(2), and 10055, 10065, 10075, 10121(2), and 10151(2) Barnes Canyon Road
Mega Campus: Sequence District by Alexandria	800,151	—	—	800,151	7	23,930	89.0	89.0
6260, 6290, 6310, 6340, 6350, 6420, and 6450 Sequence Drive
Pacific Technology Park(1)	544,352	—	—	544,352	5	8,969	89.1	89.1
9389, 9393, 9401, 9455, and 9477 Waples Street
Summers Ridge Science Park(1)	316,531	—	—	316,531	4	11,521	100.0	100.0
9965, 9975, 9985, and 9995 Summers Ridge Road
Scripps Science Park by Alexandria	144,113	—	—	144,113	1	11,069	100.0	100.0
10102 Hoyt Park Drive
ARE Portola	101,857	—	—	101,857	3	4,034	100.0	100.0
6175, 6225, and 6275 Nancy Ridge Drive
5810/5820 Nancy Ridge Drive	83,354	—	—	83,354	1	4,693	100.0	100.0
9877 Waples Street	63,774	—	—	63,774	1	2,680	100.0	100.0
5871 Oberlin Drive	33,842	—	—	33,842	1	1,799	100.0	100.0
Sorrento Mesa	3,152,241	254,771	—	3,407,012	38	$113,323	93.8%	93.8%

Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” section within this Item 2 and the definition of “Mega campus” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.

(1)We own a partial interest in this property through a real estate joint venture. Refer to the “Consolidated and unconsolidated real estate joint ventures” section under Item 7 in this annual report in Form 10-K for additional information.
(2)We own 100% of this property.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Diego (continued)
Sorrento Valley
3911, 3931, and 3985 Sorrento Valley Boulevard	108,812	—	—	108,812	3	$4,112	85.0%	85.0%
11045 and 11055 Roselle Street	42,055	—	—	42,055	2	2,156	100.0	100.0
Sorrento Valley	150,867	—	—	150,867	5	6,268	89.2	89.2
Other	309,744	—	—	309,744	2	8,329	87.6	87.6
San Diego	7,831,370	1,187,796	—	9,019,166	90	320,460	94.1	94.1

Seattle
Lake Union
Mega Campus: The Eastlake Life Science Campus by Alexandria	1,214,448	33,349	—	1,247,797	9	80,053	95.9	95.9
1150, 1165, 1201(1), 1208(1), 1551, and 1616 Eastlake Avenue East, 188 and 199(1) East Blaine Street, and 1600 Fairview Avenue East
Mega Campus: Alexandria Center® for Life Science – South Lake Union	290,754	—	—	290,754	1	17,969	100.0	100.0
400 Dexter Avenue North(1)
219 Terry Avenue North	25,966	—	—	25,966	1	1,372	90.7	90.7
Lake Union	1,531,168	33,349	—	1,564,517	11	99,394	96.6	96.6
SoDo
830 4th Avenue South	42,380	—	—	42,380	1	1,052	70.5	70.5
Elliott Bay
3000/3018 Western Avenue	47,746	—	—	47,746	1	3,147	100.0	100.0
410 West Harrison Street and 410 Elliott Avenue West	36,849	—	—	36,849	2	1,586	100.0	100.0
Elliott Bay	84,595	—	—	84,595	3	4,733	100.0	100.0
Bothell
Mega Campus: Alexandria Center® for Advanced Technologies – Canyon Park	916,446	—	—	916,446	21	19,348	92.6	92.6
22121 and 22125 17th Avenue Southeast, 22021, 22025, 22026, 22030, 22118, and 22122 20th Avenue Southeast, 22333, 22422, 22515, 22522, 22722, and 22745 29th Drive Southeast, 22213 and 22309 30th Drive Southeast, and 1629, 1631, 1725, 1916, and 1930 220th Street Southeast
Alexandria Center® for Advanced Technologies – Monte Villa Parkway	311,030	—	148,890	459,920	6	5,972	96.8	65.4
3301, 3303, 3305, 3307, 3555, and 3755 Monte Villa Parkway
Bothell	1,227,476	—	148,890	1,376,366	27	25,320	93.7	83.6
Other	77,376	—	—	77,376	2	878	100.0	100.0
Seattle	2,962,995	33,349	148,890	3,145,234	44	$131,377	95.2%	90.7%

Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” section within this Item 2 and the definition of “Mega campus” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.

(1)We own a partial interest in this property through a real estate joint venture. Refer to the “Consolidated and unconsolidated real estate joint ventures” section under Item 7 in this annual report in Form 10-K for additional information.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Maryland
Rockville
Mega Campus: Alexandria Center® for Life Science – Shady Grove	1,176,744	510,601	—	1,687,345	20	$53,655	96.6%	96.6%
9601, 9603, 9605, 9704, 9708, 9712, 9714, 9800, 9804, 9808, 9900, and 9950 Medical Center Drive, 14920 and 15010 Broschart Road, 9920 Belward Campus Drive, and 9810 and 9820 Darnestown Road
1330 Piccard Drive	131,508	—	—	131,508	1	4,197	100.0	100.0
1405 and 1450(1) Research Boulevard	114,849	—	—	114,849	2	3,025	73.3	73.3
1500 and 1550 East Gude Drive	91,359	—	—	91,359	2	1,844	100.0	100.0
5 Research Place	63,852	—	—	63,852	1	3,073	100.0	100.0
5 Research Court	51,520	—	—	51,520	1	1,788	100.0	100.0
12301 Parklawn Drive	49,185	—	—	49,185	1	1,598	100.0	100.0
Rockville	1,679,017	510,601	—	2,189,618	28	69,180	95.8	95.8
Gaithersburg
Alexandria Technology Center® – Gaithersburg I	619,241	—	—	619,241	9	17,532	93.6	93.6
9, 25, 35, 45, 50, and 55 West Watkins Mill Road and 910, 930, and 940 Clopper Road
Alexandria Technology Center® – Gaithersburg II	486,633	—	—	486,633	7	18,543	100.0	100.0
700, 704, and 708 Quince Orchard Road and 19, 20, 21, and 22 Firstfield Road
20400 Century Boulevard	81,006	—	—	81,006	1	3,298	100.0	100.0
401 Professional Drive	63,154	—	—	63,154	1	2,135	100.0	100.0
950 Wind River Lane	50,000	—	—	50,000	1	1,234	100.0	100.0
620 Professional Drive	27,950	—	—	27,950	1	1,207	100.0	100.0
Gaithersburg	1,327,984	—	—	1,327,984	20	43,949	97.0	97.0
Beltsville
8000/9000/10000 Virginia Manor Road	191,884	—	—	191,884	1	3,021	100.0	100.0
101 West Dickman Street(1)	135,423	—	—	135,423	1	1,503	64.4	64.4
Beltsville	327,307	—	—	327,307	2	4,524	85.3	85.3
Northern Virginia
14225 Newbrook Drive	248,186	—	—	248,186	1	6,127	100.0	100.0
Maryland	3,582,494	510,601	—	4,093,095	51	$123,780	95.6%	95.6%

Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” section within this Item 2 and the definition of “Mega campus” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.

(1)We own a partial interest in this property through a real estate joint venture. Refer to the “Consolidated and unconsolidated real estate joint ventures” section under Item 7 in this annual report in Form 10-K for additional information.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Research Triangle
Research Triangle
Mega Campus: Alexandria Center® for Life Science – Durham	2,155,252	—	—	2,155,252	15	$52,175	97.5%	97.5%
6, 8, 10, 12, 14, 40, 42, and 65 Moore Drive, 21, 25, 27, 29, and 31 Alexandria Way, 2400 Ellis Road, and 14 TW Alexander Drive
Mega Campus: Alexandria Center® for Sustainable Technologies	364,493	—	—	364,493	7	14,233	99.9	99.9
104, 108, 110, 112, and 114 TW Alexander Drive and 5 and 7 Triangle Drive
Alexandria Center® for AgTech	345,467	—	—	345,467	2	16,541	97.2	97.2
5 and 9 Laboratory Drive
Mega Campus: Alexandria Center® for Advanced Technologies – Research Triangle	341,626	—	—	341,626	4	16,079	99.4	99.4
6, 8, 10, and 12 Davis Drive
Alexandria Technology Center® – Alston	155,533	—	—	155,533	3	3,837	90.9	90.9
100, 800, and 801 Capitola Drive
6040 George Watts Hill Drive	149,585	—	—	149,585	2	7,375	100.0	100.0
Alexandria Innovation Center® – Research Triangle	136,729	—	—	136,729	3	4,093	97.2	97.2
7010, 7020, and 7030 Kit Creek Road
2525 East NC Highway 54	82,996	—	—	82,996	1	3,651	100.0	100.0
601 Keystone Park Drive	77,595	—	—	77,595	1	2,137	100.0	100.0
6101 Quadrangle Drive	31,600	—	—	31,600	1	861	100.0	100.0
Research Triangle	3,840,876	—	—	3,840,876	39	120,982	97.8	97.8

Texas
Austin
Mega Campus: Intersection Campus	1,525,359	—	—	1,525,359	12	43,031	98.8	98.8
507 East Howard Lane, 13011 McCallen Pass, 13813 and 13929 Center Lake Drive, and 12535, 12545, 12555, and 12565 Riata Vista Circle
1001 Trinity Street and 1020 Red River Street	198,972	—	—	198,972	2	11,630	100.0	100.0
Austin	1,724,331	—	—	1,724,331	14	54,661	98.9	98.9
Greater Houston
Alexandria Center® for Advanced Technologies at The Woodlands	120,828	—	73,298	194,126	1	2,930	41.5	25.8
8800 Technology Forest Place
Texas	1,845,159	—	73,298	1,918,457	15	57,591	95.1	91.5

Canada	898,740	—	172,936	1,071,676	12	17,222	87.1	73.0

Non-cluster/other markets	347,806	—	—	347,806	10	15,827	78.5	78.5

North America, excluding properties held for sale	40,974,858	3,205,307	1,999,185	46,179,350	404	2,141,263	94.6%	90.2%

Properties held for sale	1,049,135	—	—	1,049,135	7	26,907	63.3%	63.3%

Total – North America	42,023,993	3,205,307	1,999,185	47,228,485	411	$2,168,170
Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” section within this Item 2 and the definition of “Mega campus” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.

Leasing activity

During the year ended December 31, 2023, strong demand for our high-quality Class A/A+ properties translated into solid leasing activity and rental rate growth in 2023 for our overall portfolio and our value-creation pipeline.

•Executed a total of 222 leases, with a weighted-average lease term of 11.3 years, for 4.3 million RSF, including 596,533 RSF related to our development and redevelopment projects;
•76% of our leasing activity during the last twelve months was generated from our existing tenant base;
•Annual leasing activity of 3.0 million RSF for renewed and re-leased spaces; and
•Annual rental rate increases of 29.4% and 15.8% (cash basis) on renewed and re-leased space.

During the year ended December 31, 2023, we granted tenant concessions/free rent averaging 0.6 months per annum with respect to the 4.3 million RSF leased.

Lease structure

Our Same Properties total revenue growth of 4.3% for the year ended December 31, 2023, and our Same Properties net operating income and Same Properties net operating income increases (cash basis) for the year ended December 31, 2023 of 3.4% and 4.6%, respectively, benefited significantly from strong market fundamentals. The limited supply of Class A/A+ space in AAA locations and strong demand from innovative tenants drove rental rate increases for the year ended December 31, 2023 of 29.4% and 15.8% (cash basis) on 3.0 million renewed/re-leased RSF, while a favorable triple net lease structure with contractual annual rent escalations resulted in both a consistent Same Properties operating margin of 69% and Same Properties current-period average occupancy of 94.6% for the year ended December 31, 2023, a decrease of 80 bps for the same-period prior-year average, across our 288 Same Properties aggregating 28.7 million RSF. As of December 31, 2023, approximately 94% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Additionally, approximately 96% of our leases (on an annual rental revenue basis) contained contractual annual rent escalations approximating 3% that were either fixed or based on a consumer price index or another index, and approximately 93% of our leases (on an annual rental revenue basis) provided for the recapture of certain capital expenditures.

Leasing activity (continued)
The following table summarizes our leasing activity at our properties for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023				2022
	Including Straight-Line Rent		Cash Basis		Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	29.4%	(2)	15.8%	(2)	31.0%	22.1%
New rates	$52.35		$50.82		$50.37	$48.48
Expiring rates	$40.46		$43.87		$38.44	$39.69
RSF	3,046,386				4,540,325
Tenant improvements/leasing commissions	$26.09				$27.83
Weighted-average lease term	8.7 years				5.0 years

Developed/redeveloped/previously vacant space leased(3)
New rates	$65.66		$59.74		$73.46	$64.04
RSF	1,259,686				3,865,262
Weighted-average lease term	13.8 years				11.8 years

Leasing activity summary (totals):
New rates	$56.09		$53.33		$60.98	$55.64
RSF	4,306,072				8,405,587
Weighted-average lease term	11.3 years				8.1 years

Lease expirations(1)
Expiring rates	$43.84		$45.20		$37.41	$38.06
RSF	5,027,773				6,572,286
Leasing activity includes 100% of results for properties in North America in which we have an investment.

(1)Excludes month-to-month leases aggregating 86,092 RSF and 266,292 RSF as of December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, we granted free rent concessions averaging 0.6 months per annum.
(2)Includes the re-lease of 99,557 RSF to Cargo Therapeutics at 835 Industrial at a 4.1% decline in the cash rental rate compared with the rate from the former tenant that was less than three years into a 10-year lease. Excluding this lease, the rental rate increase on renewals and re-leasing of space was 32.4% and 17.0% (cash basis) for 2023.
(3)Refer to the “New Class A/A+ development and redevelopment properties: summary of pipeline” section within this Item 2 for additional information on total project costs.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of December 31, 2023:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Total Annual Rental Revenue

2024 (2)	3,443,219	8.8%	$49.36	7.9%
2025	3,876,007	9.9%	$52.08	9.3%
2026	2,576,109	6.6%	$52.02	6.2%
2027	2,720,041	6.9%	$52.75	6.6%
2028	4,685,961	11.9%	$51.92	11.2%
2029	2,517,755	6.4%	$52.73	6.1%
2030	2,549,798	6.5%	$50.18	5.9%
2031	3,711,668	9.4%	$56.14	9.6%
2032	1,157,219	2.9%	$59.66	3.2%
2033	2,780,801	7.1%	$51.97	6.7%
Thereafter	9,310,793	23.6%	$63.13	27.3%
(1)Represents amounts in effect as of December 31, 2023.
(2)Excludes month-to-month leases aggregating 86,092 RSF as of December 31, 2023.

Summary of contractual lease expirations (continued)

The following tables present information by market with respect to our 2024 and 2025 contractual lease expirations in North America as of December 31, 2023:

	2024 Contractual Lease Expirations (in RSF)							Annual Rental Revenue (per RSF)(4)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment(1)		Remaining Expiring Leases(2)		Total(3)

Greater Boston	76,696	12,962	412,946	(5)	471,370		973,974	$65.16
San Francisco Bay Area	48,238	3,038	191,333		491,345		733,954	62.13
New York City	—	—	—		363,218	(6)	363,218	57.25
San Diego	—	17,105	580,021	(7)	184,459		781,585	25.18
Seattle	6,748	18,724	50,552		197,588		273,612	26.33
Maryland	89,831	—	—		41,378		131,209	32.55
Research Triangle	72,078	17,000	—		75,140		164,218	50.44
Texas	—	—	—		—		—	—
Canada	20,107	—	—		—		20,107	26.57
Non-cluster/other markets	—	—	—		1,342		1,342	106.21
Total	313,698	68,829	1,234,852		1,825,840		3,443,219	$49.36
Percentage of expiring leases	9%	2%	36%		53%		100%
	2025 Contractual Lease Expirations (in RSF)							Annual Rental Revenue (per RSF)(4)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment(1)		Remaining Expiring Leases(2)		Total

Greater Boston	15,798	8,500	25,312	(5)	1,203,988	(8)	1,253,598	$69.79
San Francisco Bay Area	35,797	—	—		476,712		512,509	66.85
New York City	—	—	—		65,538		65,538	88.23
San Diego	—	32,767	—		355,302		388,069	40.52
Seattle	11,220	—	—		323,344		334,564	30.29
Maryland	—	—	—		198,094		198,094	27.23
Research Triangle	—	—	—		220,439		220,439	50.92
Texas	—	—	198,972		604,382		803,354	36.27
Canada	—	—	—		88,412		88,412	20.44
Non-cluster/other markets	—	—	—		11,430		11,430	80.31
Total	62,815	41,267	224,284		3,547,641		3,876,007	$52.08
Percentage of expiring leases	2%	1%	6%		91%		100%

(1)Represents lease expirations, primarily related to acquired properties, targeted for:

	2024	2025
Future redevelopment expected to commence construction in the near term	466,248	151,346
Future development expected to be demolished following the lease expiration and the commencement of which is subject to tenant demand and overall market conditions	768,604	72,938
Average expiration date (weighted by expiring annual rental revenue)	July 22, 2024	January 12, 2025
Refer to “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional details on value-creation square feet currently included in rental properties.
(2)Excluding the expiration described in footnote 6, the largest remaining contractual lease expiration in 2024 is 97,702 RSF in our Mission Bay submarket where we are working to retain the current tenant, and in 2025 is 357,136 RSF in our Austin submarket which we are in early negotiations to renew the existing tenant.
(3)Excludes month-to-month leases aggregating 86,092 RSF as of December 31, 2023.
(4)Represents amounts in effect as of December 31, 2023.
(5)Includes 308,446 RSF and 25,312 RSF in 2024 and 2025, respectively, at 311 Arsenal Street in our Cambridge/Inner Suburbs submarket which is targeted for redevelopment upon expiration of the existing leases.
(6)Includes 349,947 RSF at 219 East 42nd Street that was previously classified as targeted for future development/redevelopment and is now classified as held for sale as of December 31, 2023 and expected to be sold in 2024.
(7)Includes 159,884 RSF at 4161 Campus Point Court in our University Town Center submarket that is targeted for future development into a 492,570 RSF building at 4165 Campus Point Court, which is 51% leased/negotiating and expected to commence construction in the next two years subject to tenant demand and overall market conditions.
(8)Includes 905,127 RSF in our Cambridge/Inner Suburbs submarket with the largest remaining contractual lease expiration aggregating 171,945 RSF at our Alexandria Technology Square® mega campus.

Investments in real estate

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A/A+ properties, and property enhancements identified during the underwriting of certain acquired properties, located in collaborative life science, agtech, and advanced technology mega campuses in AAA innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of a wide range of tenants. Upon completion, each value-creation project is expected to generate increases in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. Our pre-construction activities are undertaken in order to prepare the property for its intended use and include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements.

Our investments in real estate consisted of the following as of December 31, 2023 (dollars in thousands):

		Development and Redevelopment
		Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
	Operating	Under Construction 61% Leased	Committed Near Term 51% Leased/Negotiating(1)	Priority Anticipated	Future	Subtotal	Total
Square footage
Operating	40,974,858	—	—	—	—	—	40,974,858
New Class A/A+ development and redevelopment properties	—	5,204,492	492,570	2,710,462	26,754,679	35,162,203	35,162,203
Value-creation square feet currently included in rental properties(2)	—	—	(159,884)	(617,594)	(3,111,413)	(3,888,891)	(3,888,891)
Total square footage, excluding properties held for sale	40,974,858	5,204,492	332,686	2,092,868	23,643,266	31,273,312	72,248,170

Properties held for sale	1,049,135	—	—	—	235,000	235,000	1,284,135
Total square footage	42,023,993	5,204,492	332,686	2,092,868	23,878,266	31,508,312	73,532,305

Investments in real estate
Gross book value as of December 31, 2023(3)	$28,388,009	$3,661,679	$46,257	$702,248	$3,816,125	$8,226,309	$36,614,318

(1)Represents one near-term project expected to commence construction during the next two years after December 31, 2023.
(2)Refer to “Investments in real estate” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional details on value-creation square feet currently included in rental properties.
(3)Balances exclude accumulated depreciation and our share of the cost basis associated with our properties held by our unconsolidated real estate joint ventures, which is classified as investments in unconsolidated real estate joint ventures in our consolidated balance sheets.

Acquisitions

Our real estate asset acquisitions completed for the year ended December 31, 2023 and projected for the year ending December 31, 2024 consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy	Square Footage				Purchase Price
					Acquisitions With Development and Redevelopment Opportunities(1)			Total(2)
					Future Development	Active Development/Redevelopment	Operating With Future Development/ Redevelopment

2023 Acquisitions
Canada	Canada	1/30/23	1	100%	—	—	247,743	247,743	$100,837
Other	Various	Various	4	100	1,089,349	110,717	185,676	1,385,742	158,139
Total 2023 acquisitions			5	100%	1,089,349	110,717	433,419	1,633,485	$258,976

2024 Acquisitions
Completed through January 29, 2024	Various	Various	—	N/A	300,000	—	—	300,000	$103,250
Pending acquisitions as of January 29, 2024, subject to signed letters of intent or purchase and sale agreements									358,746
									$461,996

2024 guidance range								$250,000 – $750,000

(1)We expect to provide total estimated costs and related yields for development and redevelopment projects in the future, subsequent to the commencement of construction.
(2)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes RSF of buildings currently in operation with future development or redevelopment opportunities. Refer to the definition of “Investments in real estate” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.

Dispositions and sales of partial interests
Our completed dispositions of and sales of partial interests in real estate assets during the year ended December 31, 2023 consisted of the following (dollars in thousands, except for sales price per RSF):

Property	Submarket/Market	Date of Sale	Interest Sold		RSF	Capitalization Rate		Capitalization Rate (Cash Basis)		Sales Price	Sales Price per RSF
Value harvesting dispositions of 100% interest in properties not integral to our mega campus strategy:
11119 North Torrey Pines Road(1)	Torrey Pines/San Diego	5/4/23	100%		72,506	4.4%	(1)	4.6%	(1)	$86,000	$1,186
225, 266, and 275 Second Avenue and 780 and 790 Memorial Drive(2)	Route 128 and Cambridge/Inner Suburbs/Greater Boston	6/13/23	100%		428,663	N/A		N/A		365,226	$852
275 Grove Street(3)	Route 128/Greater Boston	6/27/23	100%		509,702	N/A		N/A		109,349	N/A
640 Memorial Drive, 100 Beaver Street, and 11025 and 11035 Roselle Street(4)	Cambridge and Inner Suburbs and Route 128/Greater Boston and Sorrento Valley/San Diego	12/20/23	100%		361,102	N/A		N/A		312,244	$865
380 and 420 E Street(5)	Seaport Innovation District/ Greater Boston	12/20/23	100%		195,506	N/A		N/A		86,969	$445
Other										81,845
										1,041,633
Strategic dispositions and partial interest sales:
15 Necco Street(6)	Seaport Innovation District/ Greater Boston	4/11/23	18%	(6)	345,996	6.6%		5.4%		66,108	$1,626
9625 Towne Centre Drive(7)	University Town Center/ San Diego	6/21/23	20.1%		163,648	4.2%		4.5%		32,261	$981
421 Park Drive(8)	Fenway/Greater Boston	9/19/23	(8)		(8)	N/A		N/A		174,412	N/A
										272,781
Total 2023 dispositions and sales of partial interests										$1,314,414

(1)We calculated capitalization rates based upon net operating income and net operating income (cash basis) for the three months ended March 31, 2023 annualized. Upon completion of the sale, we recognized a gain on sales of real estate aggregating $27.6 million.
(2)Represents five laboratory properties at 225, 266, and 275 Second Avenue aggregating 329,005 RSF and 780 and 790 Memorial Drive aggregating 99,658 RSF. We calculated capitalization rates of 5.0% and 5.2% (cash basis) based upon net operating income and net operating income (cash basis), respectively, for the three months ended June 30, 2023 annualized that includes vacancy available for redevelopment. Upon completion of the sale, we recognized a gain on sales of real estate aggregating $187.2 million.
(3)During the three months ended June 30, 2023, we recognized a real estate impairment charge of $145.4 million to reduce our investment to its current fair value less costs to sell.
(4)Represents four operating properties that were 46% occupied as of September 30, 2023 consisting of two laboratory properties at 640 Memorial Drive aggregating 242,477 RSF in Cambridgeport, MA and 100 Beaver Street aggregating 82,330 RSF in Waltham, MA, and two non-laboratory properties at 11025 and 11035 Roselle Street aggregating 36,295 RSF in our Sorrento Valley submarket. These non-core assets were not integral to our mega campus strategy and would have required significant capital to stabilize. Upon completion of the sale, we recognized a gain on sales of real estate aggregating $59.7 million.
(5)Represents two non-laboratory properties initially acquired as industrial and self-storage space with the intention to demolish the properties upon expiration of the existing in-place leases to entitle and develop a life science campus. During the three months ended December 31, 2023, we decided to not proceed with this project due to the change in macroeconomic environment and a lack of transit options near the properties and recognized an impairment charge of $94.8 million to reduce our investment to its current fair value less costs to sell.
(6)Represents a development project delivered in November 2023 aggregating 345,996 RSF, 97% of which is leased to Eli Lilly and Company for the Lilly Institute for Genetic Medicine. In April 2023, an investor acquired a 20% interest in this joint venture, which consisted of an 18% interest sold by us and a 2% interest sold by our existing partner. Upon completion of the sale, our ownership interest in the consolidated real estate joint venture was 72% and our existing and new partners’ noncontrolling interests were 8% and 20%, respectively. We retained control over this real estate joint venture and therefore continue to consolidate it. The sales price of the 18% interest sold by us was $66.1 million, or $1,626 per RSF, representing capitalization rates of 6.6% and 5.4% (cash basis). At completion of the project, we expect our new joint venture partner to have contributed approximately $130 million to fund its share of construction and accrete its ownership interest in the joint venture to 37% from 20%.
(7)An investor acquired a 70.0% interest in this consolidated real estate joint venture, which consisted of a 20.1% interest sold by us and a 49.9% interest held by our previous joint venture partner. Our portion of the sales price was $32.3 million, or $981 per RSF, representing capitalization rates of 4.2% and 4.5% (cash basis) based upon net operating income and net operating income (cash basis), respectively, for the three months ended June 30, 2023 annualized. We retained control over this real estate joint venture and therefore continue to consolidate this property. This transaction resulted in consideration in excess of book value of $15.6 million.
(8)Represents the disposition of 268,023 RSF in a 660,034 RSF active development project at 421 Park Drive in our Fenway submarket. The proceeds from this transaction will help fund the construction of our remaining 392,011 RSF. The project commenced vertical construction during the three months ended December 31, 2023 and is expected to be substantially completed in 2026. The buyer will fund the remaining costs to construct its 268,023 RSF, and as such, these costs are not included in our projected construction spending. We will develop and operate the completed project and will earn development fees over the next three years.

New Class A/A+ development and redevelopment properties

VISIBILITY OF FUTURE GROWTH WITH ANNUAL NET OPERATING INCOME OF

$495 MILLION[(1)]

Expected to Be Placed Into Service[(2)]

2024	2025	1Q26–4Q27
$149M[(3)]	$146M	$200M

Aggregating 5.7M RSF

60% Leased/Negotiating

Placed Into Service

2023	4Q23
$265M	$145M
2.5M RSF	1.2M RSF
100% LEASED	99% LEASED

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
(1)Our share of incremental annual net operating income from development and redevelopment projects placed into service primarily commencing from 1Q24 through 4Q27 is $389 million.
(2)Represents expected incremental annual net operating income to be placed into service, including partial deliveries for projects that stabilize in future years.
(3)Includes 1.4 million RSF expected to be stabilized in 2024 and is 93% leased. Refer to the initial and stabilized occupancy years in the “New Class A/A+ development and redevelopment properties: current projects” section within this Item 2 in this annual report on Form 10-K for additional information.

New Class A/A+ development and redevelopment properties: recent deliveries

325 Binney Street	140 First Street	99 Coolidge Avenue
Greater Boston/Cambridge	Greater Boston/Cambridge	Greater Boston/ Cambridge/Inner Suburbs
462,100 RSF	403,892 RSF	43,568 RSF
100% Occupancy	100% Occupancy	100% Occupancy

201 Brookline Avenue	15 Necco Street	751 Gateway Boulevard	1150 Eastlake Avenue East
Greater Boston/Fenway	Greater Boston/ Seaport Innovation District	San Francisco Bay Area/ South San Francisco	Seattle/Lake Union
451,967 RSF	345,996 RSF	230,592 RSF	278,282 RSF
100% Occupancy	97% Occupancy	100% Occupancy	100% Occupancy

New Class A/A+ development and redevelopment properties: recent deliveries (continued)

Alexandria Center® for Advanced Technologies – Monte Villa Parkway(1)	9808 Medical Center Drive	9601 and 9603 Medical Center Drive(2)	20400 Century Boulevard
Seattle/Bothell	Maryland/Rockville	Maryland/Rockville	Maryland/Gaithersburg
65,086 RSF	26,460 RSF	95,911 RSF	81,006 RSF
100% Occupancy	100% Occupancy	100% Occupancy	100% Occupancy

2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive(3)	6040 George Watts Hill Drive, Phase II	8800 Technology Forest Place
Research Triangle/Research Triangle	Research Triangle/Research Triangle	Texas/Greater Houston
603,316 RSF	88,038 RSF	50,094 RSF
100% Occupancy	100% Occupancy	100% Occupancy

(1)Image represents 3755 Monte Villa Parkway.
(2)Image represents 9601 Medical Center Drive.
(3)Image represents 2400 Ellis Road on the Alexandria Center® for Life Science – Durham mega campus.

New Class A/A+ development and redevelopment properties: recent deliveries (continued)
The following table presents value-creation development and redevelopment of new Class A/A+ properties placed into service during the year ended December 31, 2023 (dollars in thousands):
Highest Incremental Annual Net Operating Income in Company History Generated
From 2023 Deliveries Totaled $265 Million, Including $145 Million in 4Q23

Property/Market/Submarket	4Q23 Delivery Date(1)	Our Ownership Interest	RSF Placed in Service						Occupancy Percentage(2)	Total Project		Unlevered Yields
			Prior to 1/1/23	1Q23	2Q23	3Q23	4Q23	Total				Initial Stabilized	Initial Stabilized (Cash Basis)
										RSF	Investment
Development projects
325 Binney Street/Greater Boston/Cambridge	11/17/23	100%	—	—	—	—	462,100	462,100	100%	462,100	$823,000	8.9%	7.6%
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	12/13/23	75.0%	—	—	—	—	43,568	43,568	100%	320,809	468,000	7.1	7.0
201 Brookline Avenue/Greater Boston/Fenway	N/A	99.0%	340,073	107,174	4,720	—	—	451,967	100%	510,116	775,000	7.2	6.5
15 Necco Street/Greater Boston/Seaport Innovation District	11/17/23	56.7%	—	—	—	—	345,996	345,996	97%	345,996	540,000	6.7	5.6
751 Gateway Boulevard/San Francisco Bay Area/South San Francisco	N/A	51.0%	—	—	—	230,592	—	230,592	100%	230,592	246,000	7.0	7.5
1150 Eastlake Avenue East/Seattle/Lake Union	10/28/23	100%	—	—	—	—	278,282	278,282	100%	311,631	443,000	6.6	6.7
9808 Medical Center Drive/Maryland/Rockville	N/A	100%	—	—	—	26,460	—	26,460	100%	95,061	113,000	5.5	5.5
6040 George Watts Hill Drive, Phase II/Research Triangle/Research Triangle	11/1/23	100%	—	—	—	—	88,038	88,038	100%	88,038	66,000	8.1	7.1
Redevelopment projects
140 First Street/Greater Boston/Cambridge	N/A	100%	—	—	325,346	78,546	—	403,892	100%	408,259	1,248,000	5.6	4.7
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Seattle/Bothell	N/A	100%	—	35,847	—	29,239	—	65,086	100%	460,623	229,000	6.3	6.2
9601 and 9603 Medical Center Drive/Maryland/Rockville	N/A	100%	34,589	13,927	—	47,395	—	95,911	100%	95,911	63,000	8.0	6.8
20400 Century Boulevard/Maryland/Gaithersburg	N/A	100%	50,738	19,692	10,576	—	—	81,006	100%	81,006	35,000	9.5	9.3
2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive/Research Triangle/Research Triangle	N/A	100%	326,445	276,871	—	—	—	603,316	100%	603,316	241,000	8.1	6.8
8800 Technology Forest Place/Texas/Greater Houston	N/A	100%	—	—	46,434	3,660	—	50,094	100%	123,392	112,000	6.3	6.0
Canada	10/31/23	100%	—	—	—	34,242	10,620	44,862	100%	250,790	104,000	7.0	7.0
Weighted average/total	11/12/23		751,845	453,511	387,076	450,134	1,228,604	3,271,170		4,387,640	$5,506,000	7.0%	6.3%

Refer to “New Class A/A+ development and redevelopment properties: current projects” within this Item 2 for details on the RSF in service and under construction, if applicable.
(1)Represents the average delivery date for deliveries that occurred during the three months ended December 31, 2023, weighted by annual rental revenue.
(2)Relates to total operating RSF placed in service as of the most recent delivery.

New Class A/A+ development and redevelopment properties: current projects

99 Coolidge Avenue	500 North Beacon Street and 4 Kingsbury Avenue(1)	201 Brookline Avenue	401 Park Drive	421 Park Drive
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Fenway	Greater Boston/Fenway	Greater Boston/Fenway
277,241 RSF	248,018 RSF	58,149 RSF	133,578 RSF	392,011 RSF
36% Leased	85% Leased	98% Leased	17% Leased	13% Leased

40, 50, and 60 Sylvan Road(2)	840 Winter Street	1450 Owens Street(3)	651 Gateway Boulevard	230 Harriet Tubman Way
Greater Boston/Route 128	Greater Boston/Route 128	San Francisco Bay Area/ Mission Bay	San Francisco Bay Area/ South San Francisco	San Francisco Bay Area/ South San Francisco
576,924 RSF	139,680 RSF	212,796 RSF	300,010 RSF	285,346 RSF
29% Leased	100% Leased	—% Leased/Negotiating	22% Leased	100% Leased

(1)Image represents 500 North Beacon Street on the Arsenal on the Charles mega campus.
(2)Image represents 50 Sylvan Road. The Alexandria Center® for Life Science – Waltham mega campus project is expected to capture demand in our Route 128 submarket.
(3)Image represents a single- or multi-tenant project expanding our existing Alexandria Center® for Science and Technology – Mission Bay mega campus, which will be 100% funded by our joint venture partner. We are currently marketing the space for lease and have initial interest from publicly traded biotechnology and institutional tenants.

New Class A/A+ development and redevelopment properties: current projects (continued)

10935, 10945, and 10955 Alexandria Way	4135 Campus Point Court	4155 Campus Point Court	10075 Barnes Canyon Road	1150 Eastlake Avenue East
San Diego/Torrey Pines	San Diego/ University Town Center	San Diego/ University Town Center	San Diego/Sorrento Mesa	Seattle/Lake Union
334,996 RSF	426,927 RSF	171,102 RSF	254,771 RSF	33,349 RSF
75% Leased	100% Leased	100% Leased	24% Leased/Negotiating	100% Leased

Alexandria Center® for Advanced Technologies – Monte Villa Parkway(1)	9810 and 9820 Darnestown Road	9808 Medical Center Drive	8800 Technology Forest Place
Seattle/Bothell	Maryland/Rockville	Maryland/Rockville	Texas/Greater Houston
148,890 RSF	442,000 RSF	68,601 RSF	73,298 RSF
90% Leased	100% Leased	60% Leased	41% Leased

(1)Image represents 3755 Monte Villa Parkway.

New Class A/A+ development and redevelopment properties: current projects (continued)

The following tables set forth a summary of our new Class A/A+ development and redevelopment properties under construction and pre-leased/negotiating near-term projects as of December 31, 2023 (dollars in thousands):

Property/Market/Submarket		Square Footage			Percentage			Occupancy(1)
	Dev/Redev	In Service	CIP	Total	Leased	Leased/Negotiating		Initial	Stabilized
Under construction
2024 stabilization
201 Brookline Avenue/Greater Boston/Fenway	Dev	451,967	58,149	510,116	98%	98%		3Q22	2024
840 Winter Street/Greater Boston/Route 128	Redev	28,534	139,680	168,214	100	100		2024	2024
230 Harriet Tubman Way/San Francisco Bay Area/South San Francisco	Dev	—	285,346	285,346	100	100		2024	2024
4155 Campus Point Court/San Diego/University Town Center	Dev	—	171,102	171,102	100	100		2024	2024
1150 Eastlake Avenue East/Seattle/Lake Union	Dev	278,282	33,349	311,631	100	100		4Q23	2024
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Seattle/Bothell	Redev	311,733	148,890	460,623	90	90		1Q23	2024
9820 Darnestown Road/Maryland/Rockville	Dev	—	250,000	250,000	100	100		2024	2024
9810 Darnestown Road/Maryland/Rockville	Dev	—	192,000	192,000	100	100		2024	2024
9808 Medical Center Drive/Maryland/Rockville	Dev	26,460	68,601	95,061	60	60		3Q23	2024
8800 Technology Forest Place/Texas/Greater Houston	Redev	50,094	73,298	123,392	41	41		2Q23	2024
		1,147,070	1,420,415	2,567,485	93	93
2025 stabilization
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	Dev	43,568	277,241	320,809	36	36		4Q23	2025
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/ Cambridge/Inner Suburbs	Dev	—	248,018	248,018	85	85		2024	2025
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	Redev	—	300,010	300,010	22	22		2024	2025
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	Dev	—	254,771	254,771	12	24		2024	2025
Canada	Redev	77,854	172,936	250,790	73	73		3Q23	2025
		121,422	1,252,976	1,374,398	44	46	(2)
		1,268,492	2,673,391	3,941,883	76	77
2026 and beyond stabilization
401 Park Drive/Greater Boston/Fenway	Redev	—	133,578	133,578	17	17		2024	2026
421 Park Drive/Greater Boston/Fenway	Dev	—	392,011	392,011	13	13		2026	2027
40, 50, and 60 Sylvan Road/Greater Boston/Route 128	Redev	—	576,924	576,924	29	29		2025	2027
Other/Greater Boston	Redev	—	453,869	453,869	—	—		2025	2026
1450 Owens Street/San Francisco Bay Area/Mission Bay	Dev	—	212,796	212,796	—	—	(3)	2025	2026
10935, 10945, and 10955 Alexandria Way/San Diego/Torrey Pines	Dev	—	334,996	334,996	75	75		2025	2026
4135 Campus Point Court/San Diego/University Town Center	Dev	—	426,927	426,927	100	100		2026	2026
		—	2,531,101	2,531,101	36	36	(2)
		1,268,492	5,204,492	6,472,984	61	61
Near-term project expected to commence construction in the next two years
4165 Campus Point Court/San Diego/University Town Center	Dev	—	492,570	492,570	—	51
Total		1,268,492	5,697,062	6,965,554	56%	60%
(1)Initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy. Multi-tenant projects may increase in occupancy over a period of time.
(2)These projects are focused on demand from our existing tenants in our adjacent properties/campuses and will also address demand from other non-Alexandria properties/campuses.
(3)Represents a single- or multi-tenant project expanding our existing mega campus, which will be 100% funded by our joint venture partner. We are currently marketing the space for lease and have initial interest from publicly traded biotechnology and institutional tenants.

New Class A/A+ development and redevelopment properties: current projects (continued)

	Our Ownership Interest	At 100%							Unlevered Yields
Property/Market/Submarket		In Service	CIP		Cost to Complete		Total at Completion		Initial Stabilized	Initial Stabilized (Cash Basis)

Under construction
2024 stabilization
201 Brookline Avenue/Greater Boston/Fenway	99.0%	$661,831	$80,604		$32,565		$775,000		7.2%	6.5%
840 Winter Street/Greater Boston/Route 128	100%	13,648	130,274		64,078		208,000		7.5%	6.5%
230 Harriet Tubman Way/San Francisco Bay Area/South San Francisco	47.1%	—	237,118		272,882		510,000		7.4%	6.4%
4155 Campus Point Court/San Diego/University Town Center	55.0%	—	89,704		83,296		173,000		7.4%	6.5%
1150 Eastlake Avenue East/Seattle/Lake Union	100%	363,824	33,827		45,349		443,000		6.6%	6.7%
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Seattle/Bothell	100%	93,238	104,608		31,154		229,000		6.3%	6.2%
9820 Darnestown Road/Maryland/Rockville	100%	—	144,388		32,612		177,000		6.3%	5.6%
9810 Darnestown Road/Maryland/Rockville	100%	—	108,644		24,356		133,000		6.9%	6.2%
9808 Medical Center Drive/Maryland/Rockville	100%	34,825	54,312		23,863		113,000		5.5%	5.5%
8800 Technology Forest Place/Texas/Greater Houston	100%	43,529	56,245		12,226		112,000		6.3%	6.0%
		1,210,895	1,039,724
2025 stabilization(1)
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	75.0%	48,183	245,314		174,503		468,000		7.1%	7.0%
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/ Cambridge/Inner Suburbs	100%	—	337,677		89,323		427,000		6.2%	5.5%
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	50.0%	—	306,273		TBD
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	50.0%	—	124,450
Canada	100%	29,400	47,974		26,626		104,000		7.0%	7.0%
		77,583	1,061,688
2026 and beyond stabilization(1)
401 Park Drive/Greater Boston/Fenway	100%	—	140,156		TBD
421 Park Drive/Greater Boston/Fenway	99.6%	—	301,730
40, 50, and 60 Sylvan Road/Greater Boston/Route 128	100%	—	397,582
Other/Greater Boston	100%	—	136,992
1450 Owens Street/San Francisco Bay Area/Mission Bay	40.6%	—	268,290
10935, 10945, and 10955 Alexandria Way/San Diego/Torrey Pines	100%	—	177,828		325,172		503,000		6.2%	5.8%
4135 Campus Point Court/San Diego/University Town Center	55.0%	—	137,689		TBD
		—	1,560,267
		1,288,478	3,661,679
Near-term project expected to commence construction in the next two years
4165 Campus Point Court/San Diego/University Town Center	55.0%	—	46,257		TBD

Total		$1,288,478	$3,707,936		$3,970,000	(2)	$8,960,000	(2)
Our share of investment(3)			$2,990,000	(2)	$3,090,000	(2)	$7,350,000	(2)
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

New Class A/A+ development and redevelopment properties: summary of pipeline
The following table summarizes the key information for all our development and redevelopment projects in North America as of December 31, 2023 (dollars in thousands):

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Priority Anticipated	Future

Greater Boston
99 Coolidge Avenue/Cambridge/Inner Suburbs	75.0%	$245,314	277,241	—	—	—	277,241
Mega Campus: The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	348,919	248,018	—	333,758	34,157	615,933
311 Arsenal Street, 500 North Beacon Street, and 4 Kingsbury Avenue
Mega Campus: Alexandria Center® for Life Science – Fenway/Fenway	(2)	522,490	583,738	—	—	—	583,738
201 Brookline Avenue and 401 and 421 Park Drive
Mega Campus: Alexandria Center® for Life Science – Waltham/Route 128	100%	588,757	716,604	—	—	515,000	1,231,604
40, 50, and 60 Sylvan Road, 35 Gatehouse Drive, and 840 Winter Street
Mega Campus: Alexandria Center® at Kendall Square/Cambridge	100%	115,187	—	—	—	216,455	216,455
100 Edwin H. Land Boulevard
Mega Campus: Alexandria Technology Square®/Cambridge	100%	7,881	—	—	—	100,000	100,000
Mega Campus: 480 Arsenal Way and 446, 458, 500, and 550 Arsenal Street/Cambridge/Inner Suburbs	100%	83,175	—	—	—	902,000	902,000
446, 458, 500, and 550 Arsenal Street
10 Necco Street/Seaport Innovation District	100%	103,531	—	—	—	175,000	175,000
Mega Campus: One Moderna Way/Route 128	100%	26,182	—	—	—	1,100,000	1,100,000
215 Presidential Way/Route 128	100%	6,816	—	—	—	112,000	112,000
Other value-creation projects	(3)	286,099	453,869	—	—	1,323,541	1,777,410
		$2,334,351	2,279,470	—	333,758	4,478,153	7,091,381
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
(2)We have a 99.0% interest in 201 Brookline Avenue aggregating 58,149 RSF, a 100% interest in 401 Park Drive aggregating 133,578 RSF, and a 99.6% interest in 421 Park Drive aggregating 392,011 RSF.
(3)Includes a property in which we own a partial interest through a real estate joint venture. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements under Item 15 of this annual report on Form 10-K for additional details.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment					Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Priority Anticipated	Future
San Francisco Bay Area
Mega Campus: Alexandria Center® for Science and Technology – Mission Bay/Mission Bay	40.6%	$268,290	212,796	—	—	—		212,796
1450 Owens Street
Mega Campus: Alexandria Technology Center® – Gateway/South San Francisco	50.0%	332,447	300,010	—	—	291,000		591,010
651 Gateway Boulevard
Alexandria Center® for Life Science – Millbrae/South San Francisco	47.1%	388,202	285,346	—	198,188	150,213		633,747
230 Harriet Tubman Way, 201 and 231 Adrian Road, and 6 and 30 Rollins Road
Mega Campus: Alexandria Center® for Advanced Technologies – South San Francisco/South San Francisco	100%	6,655	—	—	107,250	90,000		197,250
211(2) and 269 East Grand Avenue
Mega Campus: Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%	423,593	—	—	105,000	1,392,830		1,497,830
960 Industrial Road, 987 and 1075 Commercial Street, and 888 Bransten Road
Mega Campus: Alexandria Center® for Advanced Technologies – Tanforan/South San Francisco	100%	377,159	—	—	—	1,930,000		1,930,000
1122, 1150, and 1178 El Camino Real
3825 and 3875 Fabian Way/Greater Stanford	100%	147,079	—	—	—	478,000		478,000
2100, 2200, 2300, and 2400 Geng Road/Greater Stanford	100%	—	—	—	—	240,000		240,000
901 California Avenue/Greater Stanford	100%	16,419	—	—	—	56,924		56,924
Mega Campus: 88 Bluxome Street/SoMa	100%	378,835	—	—	—	1,070,925		1,070,925
Other value-creation projects	100%	—	—	—	—	25,000		25,000
		2,338,679	798,152	—	410,438	5,724,892		6,933,482
New York City
Mega Campus: Alexandria Center® for Life Science – New York City/New York City	100%	151,846	—	—	—	550,000	(3)	550,000
		$151,846	—	—	—	550,000		550,000
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
(3)Pursuant to an option agreement, we are currently negotiating a long-term ground lease with the City of New York for the future site of a new building aggregating approximately 550,000 SF.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Priority Anticipated	Future
San Diego
Mega Campus: One Alexandria Square/Torrey Pines	100%	$232,897	334,996	—	—	125,280	460,276
10935, 10945, and 10955 Alexandria Way and 10975 and 10995 Torreyana Road
Mega Campus: Campus Point by Alexandria/University Town Center	55.0%	419,857	598,029	492,570	—	650,000	1,740,599
10010(2), 10140(2), and 10260 Campus Point Drive and 4135, 4155, 4161, 4165, and 4275(2) Campus Point Court
Mega Campus: SD Tech by Alexandria/Sorrento Mesa	50.0%	241,448	254,771	—	—	493,845	748,616
9805 Scranton Road and 10065 and 10075 Barnes Canyon Road
11255 and 11355 North Torrey Pines Road/Torrey Pines	100%	143,262	—	—	309,094	—	309,094
Scripps Science Park by Alexandria/Sorrento Mesa	100%	114,859	—	—	105,000	493,349	598,349
10048, 10219, 10256, and 10260 Meanley Drive and 10277 Scripps Ranch Boulevard
Costa Verde by Alexandria/University Town Center	100%	131,264	—	—	—	537,000	537,000
8410-8750 Genesee Avenue and 4282 Esplanade Court
Mega Campus: 5200 Illumina Way/University Town Center	51.0%	17,461	—	—	—	451,832	451,832
ARE Towne Centre/University Town Center	100%	26,503	—	—	—	400,000	400,000
9363, 9373, and 9393 Towne Centre Drive
9625 Towne Centre Drive/University Town Center	30.0%	837	—	—	—	100,000	100,000
Mega Campus: Sequence District by Alexandria/Sorrento Mesa	100%	45,889	—	—	—	1,798,915	1,798,915
6260, 6290, 6310, 6340, 6350, and 6450 Sequence Drive
Pacific Technology Park/Sorrento Mesa	50.0%	23,514	—	—	—	149,000	149,000
9444 Waples Street
4025, 4031, 4045, and 4075 Sorrento Valley Boulevard/Sorrento Valley	100%	39,707	—	—	—	247,000	247,000
Other value-creation projects	100%	72,465	—	—	—	475,000	475,000
		$1,509,963	1,187,796	492,570	414,094	5,921,221	8,015,681
Refer to the definition of “Mega campus” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.

(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes RSF of buildings currently in operation at properties that also have inherent future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property and commence future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information
(2)We have a 100% interest in this property.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Priority Anticipated	Future
Seattle
Mega Campus: The Eastlake Life Science Campus by Alexandria/Lake Union	100%	$33,827	33,349	—	—	—	33,349
1150 Eastlake Avenue East
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Bothell	100%	104,608	148,890	—	50,552	—	199,442
3301, 3555, and 3755 Monte Villa Parkway
Mega Campus: Alexandria Center® for Life Science – South Lake Union/Lake Union	(2)	432,644	—	—	1,095,586	188,400	1,283,986
601 and 701 Dexter Avenue North and 800 Mercer Street
830 and 1010 4th Avenue South/SoDo	100%	57,159	—	—	—	597,313	597,313
Mega Campus: Alexandria Center® for Advanced Technologies – Canyon Park/Bothell	100%	15,975	—	—	—	230,000	230,000
21660 20th Avenue Southeast
Other value-creation projects	100%	99,744	—	—	—	691,000	691,000
		743,957	182,239	—	1,146,138	1,706,713	3,035,090
Maryland
Mega Campus: Alexandria Center® for Life Science – Shady Grove/Rockville	100%	327,940	510,601	—	—	296,000	806,601
9808 Medical Center Drive and 9810, 9820, and 9830 Darnestown Road
		$327,940	510,601	—	—	296,000	806,601
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
(2)We have a 100% interest in 601 and 701 Dexter Avenue North aggregating 414,986 SF and a 60% interest in the priority anticipated development project at 800 Mercer Street aggregating 869,000 SF.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment				Total(1)
				Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
				Under Construction	Committed Near Term	Priority Anticipated	Future
Research Triangle
Mega Campus: Alexandria Center® for Advanced Technologies – Research Triangle/Research Triangle	100%	$96,835		—	—	180,000	990,000	1,170,000
4 and 12 Davis Drive
Mega Campus: Alexandria Center® for NextGen Medicines/ Research Triangle	100%	104,542		—	—	100,000	955,000	1,055,000
3029 East Cornwallis Road
Mega Campus: Alexandria Center® for Life Science – Durham/ Research Triangle	100%	173,864		—	—	—	2,210,000	2,210,000
41 Moore Drive
Mega Campus: Alexandria Center® for Sustainable Technologies/ Research Triangle	100%	52,601		—	—	—	750,000	750,000
120 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive/Research Triangle
100 Capitola Drive/Research Triangle	100%	—		—	—	—	65,965	65,965
Other value-creation projects	100%	4,185		—	—	—	76,262	76,262
		432,027		—	—	280,000	5,047,227	5,327,227
Texas
Alexandria Center® for Advanced Technologies at The Woodlands/Greater Houston	100%	75,748		73,298	—	—	116,405	189,703
8800 Technology Forest Place
1001 Trinity Street and 1020 Red River Street/Austin	100%	9,327		—	—	126,034	123,976	250,010
Other value-creation projects	100%	133,865		—	—	—	1,694,000	1,694,000
		218,940		73,298	—	126,034	1,934,381	2,133,713

Canada	100%	47,974		172,936	—	—	371,743	544,679
Other value-creation projects	100%	114,995		—	—	—	724,349	724,349
Total pipeline as of December 31, 2023, excluding properties held for sale		8,220,672	(2)	5,204,492	492,570	2,710,462	26,754,679	35,162,203
Properties held for sale		5,637		—	—	—	235,000	235,000
Total pipeline as of December 31, 2023		$8,226,309		5,204,492	492,570	2,710,462	26,989,679	35,397,203

Refer to the definition of “Mega campus” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.

(1)Total square footage includes 3,888,891 RSF of buildings currently in operation that will be redeveloped or replaced with new development RSF upon commencement of future construction. Refer to the definition of “Investments in real estate – value-creation square footage currently in rental properties” in the “Non-GAAP measures and definitions” section under Item 7 in this annual report on Form 10-K for additional information.
(2)Total book value includes $3.7 billion of projects currently under construction that are 61% leased. We also expect to commence construction of one near-term project aggregating $46.3 million, which is 51% leased/negotiating, in the next two years after December 31, 2023.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NYSE under the symbol “ARE.” On January 12, 2024, the last reported sales price per share of our common stock was $126.25, and there were 622 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.).

To maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains. Under certain circumstances, we may be required to make distributions in excess of cash flows available for distribution to meet these distribution requirements. In such a case, we may borrow funds or may raise funds through the issuance of additional debt or equity capital. No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock. As of December 31, 2023, we had no outstanding shares of preferred stock. Future distributions on our common stock will be determined by, and made at the discretion of, our Board of Directors and will depend on a number of factors, including actual cash available for distribution to our stockholders, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, restrictions under Maryland law, and such other factors as our Board of Directors deems relevant. We cannot assure our stockholders that we will make any future distributions.

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

Executive summary

Operating results

	Year Ended December 31,
	2023	2022
Net income attributable to Alexandria’s common stockholders – diluted:
In millions	$92.4	$513.3
Per share	$0.54	$3.18
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$1,532.3	$1,361.7
Per share	$8.97	$8.42

For additional information, refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” in the “Non-GAAP measures and definitions” section and to the tabular presentation of these items in the “Results of operations” section within this Item 7 in this annual report on Form 10-K.

An operationally excellent, industry-leading REIT with a high-quality, diverse client base to support growing revenues, stable cash flows, and strong margins

Percentage of total annual rental revenue in effect from mega campuses as of December 31, 2023	75%
Percentage of total annual rental revenue in effect from investment-grade or publicly traded large cap tenants as of December 31, 2023	52%

Sustained strength in tenant collections:
Low tenant receivables as of December 31, 2023	$8.2	million
January 2024 tenant rents and receivables collected as of the date of this report	99.4%
Tenant rents and receivables for the three months ended December 31, 2023 collected as of the date of this report	99.9%

Occupancy of operating properties in North America as of December 31, 2023	94.6%
Adjusted EBITDA margin for the three months ended December 31, 2023	69%
Weighted-average remaining lease term as of December 31, 2023:
Top 20 tenants	9.6	years
All tenants	7.4	years

Solid annual leasing volume and rental rate increases with continued long lease terms

•Solid leasing volume aggregating 4.3 million RSF for the year ended December 31, 2023.
•Weighted-average lease term of 11.3 years for the year ended December 31, 2023, above our historically long weighted-average lease term of 8.8 years over the last 10 years.
•76% of our leasing activity during the last twelve months was generated from our existing tenant base.

	2023
Total leasing activity – RSF	4,306,072
Leasing of development and redevelopment space – RSF	596,533
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	3,046,386
Rental rate increase	29.4%	(1)
Rental rate increase (cash basis)	15.8%	(1)

(1)Includes the re-lease of 99,557 RSF to Cargo Therapeutics at 835 Industrial at a 4.1% decline in the cash rental rate compared with the rate from the former tenant that was less than three years into a 10-year lease. Excluding this lease, the rental rate increase on renewals and re-leasing of space was 32.4% and 17.0% (cash basis) for 2023.

Continued solid net operating income and internal growth

•Total revenues of $2.9 billion, up 11.5%, for the year ended December 31, 2023, compared to $2.6 billion for the year ended December 31, 2022.
•Net operating income (cash basis) of $1.8 billion for the year ended December 31, 2023, up $185.8 million, or 11.5%, compared to the year ended December 31, 2022.
•Same property net operating income growth of 3.4% and 4.6% (cash basis) for the year ended December 31, 2023, compared to the year ended December 31, 2022.
•96% of our leases contain contractual annual rent escalations approximating 3%.

Consistent dividend strategy focuses on retaining significant net cash flows from operating activities after dividends for reinvestment

•Common stock dividend declared for the three months ended December 31, 2023 of $1.27 per common share, aggregating $4.96 per common share for the year ended December 31, 2023, up 24 cents, or 5%, over the year ended December 31, 2022.
•Dividend yield of 4.0% as of December 31, 2023.
•Dividend payout ratio of 56% for the three months ended December 31, 2023.
•Average annual dividend per-share growth of 6% from 2019 to 2023.
•Significant net cash flows from operating activities after dividends retained for reinvestment aggregating $1.9 million for the years ended December 31, 2019 through 2023.

Execution of our value harvesting and asset recycling 2023 self-funding strategy

Our 2023 capital plan included $1.4 billion in funding primarily from dispositions and partial interest sales, of which $439.0 million was completed during the three months ended December 31, 2023, and focused on the enhancement of our asset base through the following (in millions):

Completed in 2023
Value harvesting dispositions of 100% interest in properties not integral to our mega campus strategy	$1,042
Strategic dispositions and partial interest sales	273
Proceeds of forward equity sales agreements entered into during 2022 and settled during the three months ended December 31, 2023	104
Total	$1,419

In January 2024, our existing ATM program became inactive upon expiration of the associated shelf registration. We expect to file a new shelf registration and ATM program in the near future.

External growth and investments in real estate

Alexandria’s highly leased value-creation pipeline delivered the highest incremental annual net operating income in Company history of $145 million and $265 million, commencing during the three months and year ended December 31, 2023, respectively, and drives future incremental annual net operating income aggregating $495 million

•During the three months ended December 31, 2023, we placed into service development and redevelopment projects aggregating 1.2 million RSF that are 99% leased across multiple submarkets and delivered incremental annual net operating income of $145 million. Deliveries during the three months ended December 31, 2023 include:
•Accelerated delivery of 462,100 RSF at 325 Binney Street in our Cambridge submarket, which is 100% leased to Moderna, Inc.;
•345,996 RSF at 15 Necco Street in our Seaport Innovation District submarket, which is 97% leased to Eli Lilly and Company;
•278,282 RSF at 1150 Eastlake Avenue East, a multi-tenant building, in our Lake Union submarket, which is 100% leased; and
•88,038 RSF at 6040 George Watts Hill Drive in our Research Triangle submarket, which is 100% leased to FUJIFILM Diosynth Biotechnologies.
•Annual net operating income (cash basis) is expected to increase by $114 million upon the burn-off of initial free rent from recently delivered projects. Initial free rent has a weighted-average burn-off period of 10 months.
•66% of RSF in our value-creation pipeline is within our mega campuses.

(dollars in millions)	Incremental Annual Net Operating Income		RSF	Leased/Negotiating Percentage
Placed into service:
Nine months ended September 30, 2023	$120		1,290,721	100%
Three months ended December 31, 2023	145		1,228,604	99
Total placed into service in 2023	$265		2,519,325	100%

Expected to be placed into service(1):
Fiscal year 2024	$149	(2)	5,697,062	60%(3)
Fiscal year 2025	146
First quarter of 2026 through fourth quarter of 2027	200
	$495

(1)Represents expected incremental annual net operating income to be placed into service, including partial deliveries that stabilize in future years.
(2)Includes 1.4 million RSF expected to be stabilized in 2024 and is 93% leased. Refer to the initial and stabilized occupancy years in the “New Class A/A+ development and redevelopment properties: current projects” section under Item 2 in this annual report on Form 10-K for additional information.
(3)70% of the leased RSF of our value-creation projects was generated from our existing tenant base.

Trends that may affect our future results

In 2023, we identified key market trends and uncertainties that had or may have a negative effect on our performance. Although we have mitigating strategies to minimize the risks posed by these trends and uncertainties, there can be no assurance that these measures will be successful in preventing material impacts on our future results of operations, financial position, and cash flows. Refer to “Item 1A. Risk factors” in this annual report on Form 10-K for discussion of additional risks we face.

•New competitive supply may exert pressure on our rental rates and adversely affect our operating results. During and after the COVID-19 pandemic, the shift toward hybrid and remote work arrangements has led certain office and other REITs and real estate companies to repurpose their underutilized office spaces into laboratory facilities. Our success and the success of other laboratory operators have prompted and may continue to prompt new and existing life science developers to commence speculative redevelopment and/or development projects in anticipation of demand for laboratory facilities. These conversion and speculative development projects may result in a substantial increase in life science facility supply in the near future, potentially intensifying competition in the sector and placing downward pressure on future rental and occupancy rates.

Our rental rates for renewed/re-leased space increased by 29.4%, 31.0%, and 37.9% during years ended December 31, 2023, 2022, and 2021, respectively. Our 2024 guidance range for rental rate increases on lease renewals/re-leases of 11.0% to 19.0% reflects lower expectations relative to the past several years. However, to remain competitive, we may need to further reduce our future rental rates below these projections. In addition, we may need to offer more tenant improvement allowances or additional tenant concessions, including free rent, to retain existing tenants or to attract new tenants.

As of December 31, 2023, we anticipate that 5.7 million RSF, primarily expected to be placed into service and stabilized during 2024–2027, will generate $495 million in incremental annual net operating income primarily commencing during 2024–2027. The realization of the aforementioned risks could hinder our ability to secure tenants for the remaining unleased RSF related to these projects at the expected rates, or at all, potentially leading to a shortfall in or delays in the commencement of the projected incremental annual net operation income.

•Unfavorable capital markets and overall macroeconomic environment may negatively impact the value of our real estate and non-real estate portfolios, and may limit our ability to raise capital to further our business objectives.
The effective execution of our development and redevelopment activities is contingent upon our access to the required capital. In 2024, we expect to incur from $2.2 billion to $3.3 billion in construction and acquisition spending.

•Lower property valuations and increased capitalization rates. A portion of our projected construction and acquisition spending is expected to be funded through dispositions of and sales of partial interests in non-core real estate assets. Real estate investments are generally less liquid than many other investment types, which can present challenges in selling our properties timely or at desirable prices, particularly in an economic climate marked by uncertainties around inflation and interest rates.

Should inflation remain elevated, the Federal Reserve may continue to raise the federal funds rate, which may lead to further increases in interest rates and costs of debt and equity financing. This could prevent prospective buyers of our real estate assets from obtaining required financing on favorable terms, potentially eliminating their participation in the market or forcing them to seek more expensive alternative funding options. Such challenges for buyers could lead to a rise in properties available for sale, and could exert downward pressure on property valuations and elevate capitalization rates, potentially adversely impacting the sales proceeds we expect from our real estate asset sales in 2024.

The aforementioned surplus and pressures on valuations may be further intensified by the entry of new real estate investments in the laboratory space, discussed above. Combined with high interest rates and reduced market liquidity, this may result in a prolonged period of reduced property valuations and increased capitalization rates, potentially necessitating the recognition of additional significant real estate impairments.

The table below presents a trend of increasing capitalization rates associated with the dispositions of and sales of partial interests in our real estate assets in 2021, 2022, and 2023 (dollars in thousands). While the increase in capitalization rates presented in the table can partly be attributed to the quality of non-core assets we sold, capitalization rates in general have increased in recent years, and there is no assurance that this upward trend will stabilize or reverse in the future.

	Total Dispositions	Gains on Sales of Real Estate	Consideration in Excess of Book Value	Real Estate Impairment	Capitalization Rates(1)	Capitalization Rates (cash basis)(1)
2021	$2,630,136	$126,570	$992,299	$52,675	4.6%	4.2%
2022	$2,222,296	$537,918	$644,029	$64,969	4.5%	4.4%
2023	$1,314,414	$277,037	$7,792	$461,114	6.7%	5.9%

(1)Refer to the definition of “Capitalization rates” in the “Non-GAAP measures and definitions” section within this Item 7 in this annual report on Form 10-K for additional information.

•Increased cost and limited availability of capital. In 2024, we expect a portion of our construction to be funded through bond issuances ranging from $600 million to $1.4 billion. However, should we encounter difficulties in selling our real estate assets at our targeted prices, we may need to increase our reliance on debt financing to fund our construction projects in 2024. If the current high interest rate environment persists or worsens, the debt funding option could become costlier, less accessible, or even unavailable, potentially limiting our ability to complete our development projects on schedule, thereby delaying our expected incremental annual income generation and negatively affecting our business.

The table below reflects a trend of increasing interest rates related to our unsecured senior notes payable issued in 2021, 2022, and 2023 (dollars in thousands). There is no assurance that this trend of increasing debt costs will not continue into the future.

	Unsecured Senior Notes Payable Issued	Interest Rate(1)
2021	$1,750,000	2.58%
2022	$1,800,000	3.38%
2023	$1,000,000	5.07%
(1)Includes amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

•Reduction in capitalized interest. Our strategic focus is on prioritizing the completion of our highly leased projects under construction. Additionally, we invest in our future pipeline with the goals of enhancing value and reducing the timeline to allow for vertical construction. This is in response to our expectation of increased future demand for these projects, and is reflected in our expectation for capitalized interest to range from $325 million to $355 million in 2024. Refer to the definition of “Capitalized interest” in the “Non-GAAP measures and definitions” section within Item 7 in this annual report on Form 10-K for additional information.

However, the current challenging macroeconomic environment, including the increased supply of laboratory space, higher costs or unavailability of debt, and challenges in obtaining sufficient proceeds from real estate asset dispositions, as discussed above, could necessitate a reevaluation of our current plans and lead to a temporary suspension of our construction projects. This could result in a decline in our 2024 capitalized interest below our current projections and in an increase in interest expense recognized in our consolidated statements of operations in 2024.

The table below presents our increasing capitalized interest and decreasing interest expense during 2021, 2022, and 2023 (dollars in thousands). However, there can be no assurance that this trend will continue into the future.

	Gross Interest Expense	Capitalized Interest	Interest Expense
2021	$312,806	$(170,641)	$142,165
2022	$372,848	$(278,645)	$94,203
2023	$438,182	$(363,978)	$74,204

•Volatility in non-real estate investments. We hold strategic investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries. These investments are subject to market and sector-specific risks that can substantially affect their valuation. Like many other industries, the life science industry is susceptible to macroeconomic challenges, such as ongoing economic uncertainty and a tighter capital environment. These factors may lead to increased volatility in the valuation of our non-real estate investments.

In such an unfavorable environment, distributions from our investments — which we may receive as dividends, as liquidation distributions from our investments in limited partnerships, or as a result of mergers and acquisitions that lead to our privately held investees being acquired by other entities — could result in lower realized gains. Moreover, should market conditions worsen, we may face challenges in selling these securities at optimal prices, potentially disrupting our capital strategy.

Unfavorable market conditions could also indicate potential impairment of our investments in privately held entities that do not report NAV per share and lead to the recognition of additional significant non-real estate impairments, lower realized gains, and higher unrealized losses.
The table below reflects the volatility of our non-real estate investments in 2021, 2022, and 2023 (in thousands):

	Realized Gains(1)	Unrealized Gains (Losses)	Total Investment Income (Loss)
2021	$215,845	$43,632	$259,477
2022	$80,435	$(412,193)	$(331,758)
2023	$6,078	$(201,475)	$(195,397)

(1)Includes impairment charges aggregating $74.6 million and $20.5 million for the years ended December 31, 2023 and 2022, respectively. There were no impairment charges recognized during the year ended December 31, 2021.

The realization of any of the aforementioned risks could have a material adverse impact on our revenues, particularly our income from rentals, net operating income, our results of operations, funds from operations, operating margins, initial stabilized yields (unlevered) on new or existing construction projects, occupancy, EPS, FFO per share, our overall business, and the market value of our common stock.

•Mitigating factors:

•Mega campus strategy: focus on premier Class A/A+ assets in AAA innovation cluster locations. Alexandria has established a high-quality Labspace® asset base predominantly concentrated in markets with high barriers to entry. Despite a recent increase in the availability of laboratory space, Alexandria is expected to continue to benefit from our focus on Class A/A+ assets strategically clustered in life science, agtech, and advanced technology mega campuses in innovation cluster locations in close proximity to top academic medical institutions. This proximity is a key driver of tenant demand. Our campuses are used in two distinct ways: (i) to house the research operations of our tenants, and (ii) to recruit and retain the best talent available from a limited pool, which underscores why the scale, strategic design, and placement our mega campuses provide are critical.

CEOs of life science companies typically anticipate rapid and exponential growth upon their companies’ achieving scientific milestones. Our mega campuses are designed for scalability, providing opportunities for our tenants to grow within our mega campuses, including through our future developments and redevelopments aggregating 31.5 million RSF, of which 66% is concentrated within our mega campuses. The strategic location of our mega campuses, which offer both high visibility and a clear path to growth, serves as a powerful motivator for tenants to lease space from us.

Moreover, our tenants recognize that their success is directly linked to their ability to attract and retain personnel to advance their science. Our mega campuses provide a superior set of amenities, services, and access to transit that offer our tenants valuable optionality. The collaborative, vibrant elements of our mega campuses, coupled with world-class amenities, enhance their confidence in using these spaces as effective recruiting tools. In contrast, a significant amount of the competitive supply in the market today consists of isolated, one-off buildings. These facilities may provide operational space, but they fall short in offering the scale and strategic design that our mega campuses deliver.

Consequently, our external growth strategy focuses on creating new and enhancing existing mega campuses, which represent our strongest defense against competitive supply. Over the past three decades, we have established a significant market presence in AAA innovation cluster locations. Our mega campuses provide a comprehensive solution to life science tenants, one that is challenging to replicate due to the significant time and capital required to replicate this model. We believe the focus on our mega campus strategy will continue to position us favorably against potential supply of new competitive laboratory spaces. This strategy is partially responsible for our notable performance metrics listed below, which have been achieved despite the current challenging macroeconomic environment and residual impacts from the COVID-19 pandemic:
•Strong funds from operations per share – diluted, as adjusted for 2023 of $8.97 and an anticipated 5.6% growth to $9.47 per share in 2024 at the midpoint of our guidance range.
•Solid same property net operating income growth of 3.4% and 4.6% (cash basis) for the year ended December 31, 2023 and anticipated same property net operating income growth of 1.5% and 4.0% (cash basis) at the midpoints of the respective guidance ranges for the year ending December 31, 2024.
•Strong occupancy of 94.6% as of December 31, 2023 and anticipated strong occupancy ranging from 94.6% to 95.6% as of December 31, 2024.
•Solid rental rate increases of 29.4% and 15.8% (cash basis) for the year ended December 31, 2023 and anticipated rental rate increases of 15.0% and 9.0% (cash basis) at the midpoints of the respective guidance ranges for the year ending December 31, 2024.
•In 2023, our executed leases aggregated 4.3 million RSF. Although this is lower than the 8.4 million RSF and 9.5 million RSF of leasing activity in 2022 and 2021, respectively, it is important to recognize that the years 2021–2022 represented an exceptional period due to the significant growth in demand fueled by strong capital markets. Excluding these years, the 2023 leasing activity has normalized and was consistent with our historical annual average of 4.2 million RSF executed from 2013 to 2020.
•The weighted-average lease term for leases executed during 2023 was 11.3 years, exceeding the weighted-average lease term of 8.8 years achieved during 2014–2023.
•60% of our projects aggregating 5.7 million RSF that are primarily expected to be placed into service and stabilized during 2024–2027 are either leased or under negotiation;
•Our projects expected to stabilize in 2024 are 93% pre-leased.

•Operational excellence of our team. Alexandria provides and demonstrates operational excellence in direct asset management and operations of our Labspace® asset base. This high level of performance is crucial in helping to protect billions of dollars’ worth of intensive infrastructure, specialized equipment, and invaluable tenant research and clinical assets. The demanding nature of laboratory-based scientific research requires strict adherence to safety standards set by local, state, and federal regulatory bodies. Key compliance aspects include good manufacturing practice and Clinical

Laboratory Improvement Amendments (CLIA) certifications, adherence to national biosafety level guidelines, proper permitting and handling of hazardous waste generation and chemical storage, maintenance of safety stations, effective management of ultra-low temperature freezers, and careful licensing and management of radioactive materials.

Our team is composed of highly experienced, educated, and professionally credentialed facilities specialists. This expertise is essential in ensuring a secure and efficient environment for groundbreaking scientific research and has been cultivated and maintained over many years.

•Strength of our brand. As a recognized leader in the life science and real estate sectors, Alexandria has successfully built a diverse and high-quality tenant base. Over the past 30 years, we have fostered longstanding relationships and strategic partnerships with our tenants, which have enabled us to maintain strong occupancy, leasing, and growth in net operating income and cash flows and to effectively navigate through various economic cycles. Key indicators of our brand strength include:
•As of December 31, 2023, 76% of our leasing activity during the last twelve months was generated from our existing tenant base;
•As of December 31, 2023, 92% of our top 20 tenants annual rental revenue is derived from investment-grade or large-cap publicly traded companies, the highest in our 30-year history;
•Strong occupancy of 94.6% as of December 31, 2023 and anticipated strong occupancy of 95.1% at the midpoint of our guidance range as of December 31, 2024; and
•Our tenant collections have remained consistently high over the last three years, averaging 99.8% since the beginning of 2021 through December 31, 2023.

•Life science fundamentals. We monitor market demand trends, particularly in the life science industry, to optimally align our property offerings with tenant requirements. The life science industry has shown strong long-term growth, fueled by multifaceted sources of funding, including private venture capital, biopharma R&D spend, government funding, and philanthropic support for biomedical innovation. Our focus on high-quality Labspace® assets in prime locations positions us to effectively capitalize on these ongoing trends:
•The R&D expenditures by U.S. publicly traded life science companies have shown consistent growth since 2014, nearly doubling in 2023 compared to 2014. 16 of the top 20 pharma R&D spenders (for the year 2022) are Alexandria tenants.
•The sector’s growth is further supported by substantial growth in government funding, with the NIH’s budget increasing by 25% in 2023 compared to 2019.
•Although life science venture funding has declined compared to a peak in 2020–2022, it remains robust. In 2023, funding levels exceeded those achieved in each year from 2013 to 2019.
•CBRE’s “2024 U.S. Life Science Outlook” report, published in January 2024, highlighted that “FDA approvals of novel drugs in 2023 neared the second-highest annual total over the past 25 years.” Alexandria tenants were responsible for almost half of novel FDA-approved therapies since 2013.

•Prudent financial management. Our strong and flexible balance sheet and prudent balance sheet management are key factors in our ability to navigate economic uncertainties and capitalize on new opportunities. The strength of our financial position is highlighted by several key indicators:
•Our significant liquidity of $5.8 billion as of December 31, 2023 provides us the flexibility to address our operational needs and to pursue growth opportunities.
•We expect to have the ability to self-fund a large portion of our capital requirements through the following sources in 2024:
•$450 million in net cash provided by operating activities after dividends, at the midpoint of our guidance range for 2024;
•$1.2 billion in capital contributions to fund construction expected from our existing consolidated real estate joint venture partners from January 1, 2024 through 2027, including $430 million in 2024.
•$1.4 billion from dispositions of and sales of partial interests in real estate assets at the midpoint of our guidance range for 2024.
•As of December 31, 2023, our credit ratings from S&P Global Ratings and Moody’s Investors Service were BBB+ and Baa1, respectively, which continued to rank in the top 10% among all publicly traded U.S. REITs.
•As of December 31, 2023, our fixed-rate debt represents 98.1% of our total debt, which provides predictability in debt servicing costs.
•Our debt maturity schedule is well laddered, with no debt maturing before April 2025. This provides us with financial flexibility and reduces short-term refinancing risks. As of December 31, 2023, 29% of our debt matures in 2049 or later and only 20% of our debt matures in the next 5 years.
•As of December 31, 2023, the weighted-average remaining term of our debt is 12.8 years, demonstrating our strategic approach to debt management and focus on maintaining manageable annual debt maturities.
•Our net debt and preferred stock to Adjusted EBITDA ratio was 5.1x for the three months ended December 31, 2023 annualized, equaling the lowest leverage levels in Company history.

Execution of capital strategy

2023 capital strategy

During 2023, we continued to execute on many of the long-term components of our capital strategy, as described below.

Maintained access to diverse sources of capital strategically important to our long-term capital structure

•Generated significant net cash flows from operating activities.
•In 2023, we funded $535.9 million of our equity capital needs with net cash flows from operating activities after dividends.

•Continued strategic value harvesting through real estate dispositions, partial interest sales, and settlements of forward equity contracts.
•In 2023, sales primarily of real estate assets not integral to our mega campus strategy generated $1.3 billion of capital for investment into our highly leased development and redevelopment projects and strategic acquisitions. In connection with these transactions, we recorded gains or consideration in excess of book value aggregating $284.8 million.
•During the three months ended December 31, 2023, we settled our forward equity sales agreements that were outstanding as of December 31, 2022, by issuing 699 thousand shares of common stock, for which we received net proceeds of $104.3 million.
•In January 2024, our existing ATM program became inactive upon expiration of the associated shelf registration. We expect to file a new shelf registration and ATM program in the near future.

•Achieved significant growth in annualized Adjusted EBITDA of $248.1 million, or 13%, for the three months ended December 31, 2023, compared to the three months ended December 31, 2022, which allowed us to:
•Take advantage of a favorable capital market environment early in 2023 and opportunistically issue, on a leverage-neutral basis, unsecured senior notes payable aggregating $1.0 billion with a weighted-average interest rate of 4.95% and a weighted-average maturity of 21.2 years; and
•Maintain our net debt and preferred stock to Adjusted EBITDA ratio to 5.1x for the three months ended December 31, 2023, annualized.

Strong and flexible balance sheet with significant liquidity, top 10% credit rating ranking among all publicly traded U.S. REITs

•As of December 31, 2023, our credit ratings from S&P Global Ratings and Moody’s Investors Service were BBB+ and Baa1, respectively, which continued to rank in the top 10% among all publicly traded U.S. REITs.
•Net debt and preferred stock to Adjusted EBITDA of 5.1x, equaling the lowest leverage levels in Company history, and fixed-charge coverage ratio of 4.5x for the three months ended December 31, 2023, annualized.
•Significant liquidity of $5.8 billion.
•No debt maturities prior to 2025.
•Only 20% of our total debt matures in the next five years.
•12.8 years weighted-average remaining term of debt.
•98.1% of our debt has a fixed rate.
•Total debt and preferred stock to gross assets of 27%.
•$1.2 billion of expected capital contribution commitments from existing consolidated real estate joint venture partners to fund construction from January 1, 2024 through 2027.

Key capital metrics as of or for the year ended December 31, 2023

•$33.1 billion in total market capitalization.
•$21.8 billion in total equity capitalization, which ranks in the top 10% among all publicly traded U.S. REITs.
•Non-real estate investments aggregating $1.4 billion:
•Unrealized gains presented in our consolidated balance sheet were $196.9 million, comprising gross unrealized gains and losses aggregating $320.4 million and $123.5 million, respectively.
•Investment loss of $195.4 million for the year ended December 31, 2023 presented in our consolidated statement of operations consisted of $201.5 million of unrealized losses and $6.1 million of realized gains, including $74.6 million of impairments.

2024 capital strategy

During 2024, we intend to continue to execute our capital strategy to further strengthen our credit profile, which will allow us to further improve our cost of capital and continue our disciplined approach to capital allocation. Consistent with 2023, our capital strategy for 2024 includes the following elements:

•Allocate capital to Class A/A+ properties located in life science, agtech, and advanced technology mega campuses in AAA innovation clusters.
•Maintain prudent access to diverse sources of capital, which include net cash flows from operating activities after dividends, incremental leverage-neutral debt supported by growth in Adjusted EBITDA, strategic value harvesting and asset recycling through real estate disposition and partial interest sales, non-real estate investment sales, sales of equity, joint venture capital, and other sources of capital.
•Continue to improve our credit profile.
•Maintain commitment to long-term capital to fund growth.
•Prudently ladder debt maturities and manage short-term variable-rate debt.
•Prudently manage non-real estate equity investments to support corporate-level investment strategies.
•Maintain a stable and flexible balance sheet with significant liquidity.

The anticipated delivery of significant incremental EBITDA from our development and redevelopment of new Class A/A+ properties is expected to enable us to continue to debt-fund a significant portion of our development and redevelopment projects on a leverage-neutral basis. We expect to continue to maintain access to diverse sources of capital, including unsecured senior notes payable and secured construction loans for our development and redevelopment projects from time to time. We expect to continue to maintain a significant proportion of our net operating income on an unencumbered basis to allow for future flexibility for accessing both unsecured and secured debt markets, although we expect traditional secured mortgage notes payable will remain a small component of our capital structure. We intend to supplement our remaining capital needs with net cash flows from operating activities after dividends and proceeds from real estate asset sales, partial interest sales, and equity capital. For further information, refer to “Projected results, Sources of capital,” and “Uses of capital” within this Item 7. Our ability to meet our 2024 capital strategy objectives and expectations will depend in part on capital market conditions, real estate market conditions, and other factors beyond our control. Accordingly, there can be no assurance that we will be able to achieve these objectives and expectations. Refer to our discussion of “Forward-looking statements” under Part I and “Item 1A. Risk factors” in this annual report on Form 10-K.

Operating summary

Historical Same Property Net Operating Income Growth		Historical Rental Rate Growth: Renewed/Re-Leased Space

Margins(2)		Favorable Lease Structure(3)
Operating	Adjusted EBITDA	Strategic Lease Structure by Owner and Operator of Collaborative Life Science, Agtech, and Advanced Technology Mega Campuses
71%	69%	Increasing cash flows
		Percentage of leases containing annual rent escalations	96%
		Stable cash flows
Weighted-Average Lease Term of Executed Leases		Percentage of triple net leases	94%
		Lower capex burden
8.8 Years		Percentage of leases providing for the recapture of capital expenditures	93%

10 Years (2014–2023)
Net Debt and Preferred Stock to Adjusted EBITDA(4)		Fixed-Charge Coverage Ratio(4)

Refer to “Same properties” and “Non-GAAP measures and definitions” within this Item 7 for additional details. “Non-GAAP measures and definitions” contains the definition of “Net operating income” and its reconciliation from the most directly comparable financial measures presented in accordance with GAAP.

(1)The 10-year average represents the average for the years ended December 31, 2014 through 2023.
(2)Represents percentages for the three months ended December 31, 2023.
(3)Percentages calculated based on annual rental revenue in effect as of December 31, 2023.
(4)Quarter annualized. Refer to the definitions of “Fixed-charge coverage ratio” and “Net debt and preferred stock to Adjusted EBITDA” in the “Non-GAAP measures and definitions” section within this Item 7 for additional details.

Industry and corporate responsibility leadership: catalyzing and leading the way for positive change to benefit human health and society

•In January 2023, Alexandria became a founding sponsor of the International Institute for Sustainable Laboratories (“I2SL”) new Labs2Zero program. As a founding sponsor, we help drive the development of I2SL’s new roadmap, which aims to improve the energy and emissions performance of existing and future laboratory buildings.
•In February 2023 in our Research Triangle market, Alexandria earned multiple awards in the Triangle Business Journal’s 2023 SPACE Awards, including Top Life Science/Laboratory Lease for 7 Triangle Drive on our Alexandria Center® for Sustainable Technologies mega campus and Top Flex Lease for our Alexandria Center® for Life Science – Durham mega campus. The annual SPACE Awards recognize the Research Triangle’s top real estate developments and transactions.
•In March 2023, Alexandria was named one of Newsweek’s Most Trustworthy Companies in America. The Company was one of only six S&P 500 REITs recognized based on three public touchpoints of trust: customer trust, investor trust, and employee trust.
•In March 2023 in our San Diego market, Alexandria was selected for two 2023 CoStar Impact Awards — Commercial Development of the Year for 10055 Barnes Canyon Road on our SD Tech by Alexandria mega campus and Lease of the Year with Bristol Myers Squibb for our development of an innovative research hub for the global pharmaceutical company on our Campus Point by Alexandria mega campus. The CoStar Impact Awards recognize exemplary commercial real estate transactions and projects that have significantly influenced their communities.
•In April 2023 in our Greater Boston market, Alexandria received two 2023 BOMA Mid-Atlantic TOBY (The Outstanding Building of the Year) awards — Corporate Facility for 225 Binney Street on our Alexandria Center® at Kendall Square mega campus and Building Under 100,000 SF for 700 Technology Square on our Alexandria Technology Square® mega campus. The TOBY Award is the commercial real estate industry’s highest recognition honoring excellence in commercial management and operations.
•In April 2023 in our Seattle market, Alexandria received the 2023 BOMA Pacific Northwest TOBY Award in the Corporate Facility category for 1165 Eastlake Avenue East on The Eastlake Life Science by Alexandria mega campus.
•In August 2023 in our San Francisco Bay Area market, 685 Gateway Boulevard, an amenities hub designed at the forefront of sustainability, was awarded a 2023 Design Award in the Climate Action category by the American Institute of Architects (“AIA”) California. The building, which is designated as Zero Energy Ready and is on track to achieve the International Living Future Institute’s (ILFI) Zero Energy certification, was one of two projects recognized at the highest level in the awards program. The AIA California Design Award winners embody design excellence and address climate change.
•In September 2023 in our Greater Boston market, Alexandria received the Cambridge Chamber of Commerce’s 2023 Visionary Award for developing 325 Binney Street, designed to be the most sustainable laboratory building in Cambridge and selected by Moderna as its new global headquarters and R&D center. The chamber’s annual awards recognize innovators from the business, institutional, and non-profit communities effecting change and making a positive impact on people’s lives in Cambridge and beyond.
•In October 2023, Alexandria’s sustained performance was reinforced by several achievements in the 2023 GRESB Real Estate Assessment: (i) 4 Star Ratings in the operating asset and development benchmarks, (ii) our seventh consecutive Green Star designation, and (iii) our sixth consecutive “A” disclosure score, with a perfect score of 100 and a #1 ranking for our best-in-class transparency around ESG practices and reporting in 2023. GRESB is one of the leading global ESG benchmarks for real estate and infrastructure investments.
•Alexandria has a longstanding, impactful partnership with the Galien Foundation, the premier global institution dedicated to honoring life science innovations that improve human health through a range of programs, including the annual Galien Forum USA and the Prix Galien USA Awards, which was held on October 26, 2023, in New York City.
•At the 2023 Galien Forum USA, Alexandria presented a panel, titled “A National Imperative to Combat Mental Illness and Addiction,” featuring leading advocates of mental health and addiction recovery, congressmen and veterans Seth Moulton and Michael Waltz and Navy SEAL Foundation CEO Robin King. The Galien Forum USA took place at the Alexandria Center® for Life Science – New York City.
•Joel S. Marcus, Alexandria’s Executive Chairman and Founder, as a member of the Prix Galien USA Awards esteemed jury again this year, honored transformational innovations in life science. He, alongside other influential life science leaders, served on the Prix Galien USA Awards committee responsible for evaluating and recognizing the Best Digital Health Solution; Best Medical Technology; Best Incubators, Accelerators and Equity; and Best Startup.
•Alexandria continues to address some of today’s most pressing societal challenges through our impactful social responsibility pillars, with a prioritized focus on mental health and addiction. OneFifteen, a data-driven comprehensive care model for treating people living with addiction, which we pioneered in partnership with Verily, celebrated the fourth anniversary of its campus in Dayton, Ohio in October 2023. Since it opened its doors in 2019, OneFifteen has treated over 7,500 patients at this patient-centered holistic learning health system.
•In November 2023, Alexandria earned several 2023 TOBY Awards from BOMA in Boston, San Diego, and Seattle King County.
•In our Greater Boston market, 60 Binney Street on our Alexandria Center® at Kendall Square mega campus won in the Laboratory Building category, and Buildings 200 and 1400 on our Alexandria Center® at One Kendall Square mega campus won in the Historical Building and Renovated Building categories, respectively.
•In our San Diego market, 9880 Campus Point Drive on our Campus Point by Alexandria mega campus, which is home to Alexandria GradLabs®, won a TOBY in the region’s first-ever Life Science category.
•In our Seattle market, 1165 Eastlake Avenue East on The Eastlake Life Science Campus by Alexandria mega campus won a TOBY in the region’s first-ever Life Science category.

ALEXANDRIA'S MISSION-DRIVEN AND INDUSTRY-LEADING CORPORATE RESPONSIBILITY PROGRAM ACHIEVEMENTS AND RECOGNITION

GRESB REAL ESTATE

GRESB 4 STAR RATINGS
Operating and Development Benchmarks

GREEN STAR DESIGNATION
2017–2023

"A" DISCLOSURE SCORE
2018–2023
Perfect Score of 100 and #1 Ranking in 2023

MOST TRUSTWORTHY COMPANIES IN AMERICA 2023 — Newsweek — statista

ONE OF THE MOST TRUSTWORTHY COMPANIES IN AMERICA 2023

1 OF ONLY 6
S&P 500 REITS

Recognized by *Newsweek* in the Real Estate & Housing category

S&P Global

TOP 10% ESG SCORES[1]

BARRON'S

ONE OF THE MOST SUSTAINABLE U.S. REITS
2021 | 2022

ISS

TOP 10% ENVIRONMENT & SOCIAL SCORE[2]

2022 mass save™ CLIMATE LEADER

MASS SAVE CLIMATE LEADER
2022

CDP — DISCLOSURE INSIGHT ACTION

ONLY 4% OF REITS WITH A HIGHER SCORE AMONG ALL PUBLICLY TRADED U.S. REITS[1]

Fitwel® Viral Response Certified — DISTINCTION

FITWEL VIRAL RESPONSE
2020–2023

(1)Reflects current score for Alexandria and latest scores available for the FTSE Nareit All REITs Index companies from Bloomberg Professional Services as of December 31, 2023.
(2)Reflects current score for Alexandria and latest scores available for the FTSE Nareit All REITs Index companies on ISS’s website as of December 31, 2023.

ALEXANDRIA'S HIGHLY IMPACTFUL SOCIAL RESPONSIBILITY PILLARS

Developing and implementing collaborative and innovative solutions to some of society's most pressing challenges

The Honor Foundation headquarters in San Diego, CA

Supporting our military, our veterans, and their families

Building principled leaders through education

Graduates of the Emily K Center in Durham, NC

Accelerating medical innovation to save lives

Former Congressman Patrick Kennedy speaking at Alexandria's 2023 mental health policy forum

Prioritizing the mental health crisis

Harnessing agtech to combat hunger and improve nutrition

OneFifteen campus in Dayton, OH

Revolutionizing addiction treatment

Future National Medal of Honor Museum in Arlington, TX

Inspiring future generations with the stories and values of our nation's heroes

Approaching homelessness as a healthcare problem, not a housing issue

For more information, please see our 2022 ESG Report at ***www.are.com****.*

Climate change

We cannot predict the rate at which climate change will progress. However, the physical effects of climate change may potentially have a material adverse effect on our properties, operations, and business. For example, most of our properties are located along the east and west coasts of the U.S. and some of our properties are located in close proximity to shorelines. To the extent that climate change impacts weather patterns, our markets could experience severe weather, including hurricanes, severe winter storms, wildfires, droughts, and coastal flooding due to increases in storm intensity and rising sea levels. Over time, these conditions could result in declining demand for space at our properties, delays in construction and resulting increased construction costs, or our inability to operate the buildings at all. Climate change and severe weather may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable, and by increasing the costs of energy, maintenance, repair of water and/or wind damage, and snow removal at our properties. We continue to evaluate our asset base for potential exposure to the following climate-related risks: sea level rise and increases in heavy rain, flood, drought, extreme heat, and wildfire.

We are monitoring considerations such as shifting market demands and regulation. As of December 31, 2023, 90% of Alexandria’s top 20 tenants (by annual rental revenue) have set net-zero carbon and/or carbon neutrality goals. From a policy and regulatory standpoint, the United Nations’ annual climate summit, COP28, held in November–December 2023 reaffirmed the goal to limit the global temperature rise to the crucial temperature threshold of 1.5°C. Additionally, numerous states and municipalities have adopted state and local laws and policies on climate change, including climate disclosures and emission reduction targets impacting the building sector. For example, the State of California enacted legislation requiring certain companies to disclose GHG and climate-related financial risk information. Further cities including Boston, Cambridge, New York, and Seattle have passed ordinances that set limits on GHG emissions associated with building operations. Some municipalities, including the Cities of New York and San Francisco, have also implemented legislation to eliminate the use of natural gas in new construction projects. Refer to “We face possible risks and costs associated with the effects of climate change and severe weather” in “Other factors” within “Item 1A. Risk factors” in this annual report on Form 10-K for additional information.

Our approach to assessing and mitigating physical climate-related risk through our climate resilience roadmap, and transition risk through our GHG emissions mitigation strategy, are outlined below.

Climate resilience roadmap

We continue to assess potential physical risks associated with climate change, analyze climate data and property damage losses associated with past weather events, and review the potential for future climate hazards that are acute (increase in heavy rain events, droughts, floods, tropical cyclones, and wildfires) and those that are chronic (sea level rise and rising temperatures). We also consider local climate change vulnerability assessments and resilience planning efforts. Our climate resilience roadmap uses climate models and scenario analyses to identify potential future hazards at the building level. Furthermore, we conduct physical inspections to assess resilience and to determine whether additional mitigation is needed.

In our evaluation of physical risks, Alexandria considers two climate change scenarios for 2030 and 2050: (i) a high-emissions scenario in which GHG emissions continue to increase with time (RCP 8.5); and (ii) an intermediate scenario in which GHG emissions level off by 2050 and decline thereafter (RCP 4.5). RCP 8.5 generally predicts more significant future climate hazard impacts than RCP 4.5.

After conducting an evaluation of the potential hazards out to year 2050, sites modeled to have high exposure to one or more climate hazards will undergo physical site inspections to assess their resilience to current and/or future stresses and to determine whether additional mitigation is needed.

For certain buildings, mitigation may include emergency preparedness, along with nominal capital improvement work. We may find that other buildings require more significant planning and investment to incorporate more complex resilience measures. Resilience measures that may be necessary at some of our properties are described below.

In our operating properties located in areas prone to flooding, we may consider positioning critical building mechanical equipment on rooftops or significantly above the projected potential flood elevations, storing temporary flood barriers on site to be deployed at building entrances prior to a flood event, installing backflow preventers on stormwater/sewer utilities that discharge from the building, and waterproofing the building envelope up to the projected flood elevation.

In our operating properties located in areas prone to wildfire, we may consider implementing landscaping improvements to replace fire-prone materials and selecting fire-resistant vegetation to position at a reasonable distance from buildings.

For our developments and redevelopments of new Class A/A+ properties, we will aim to design for climate resilience. In 2022, Alexandria worked to further develop resilient design guidelines to mitigate potential exposures to future climate conditions identified in existing climate models. In accordance with such guidelines, we will endeavor to design buildings that incorporate materials, systems, and features to manage predicted climate hazards and maintain building operability during and after a climate event. As feasible, we will consider designs that accommodate potential expansion of cooling infrastructure to meet future building needs. In water-scarce areas, we will consider planting drought-resistant vegetation and equipping buildings to capture, treat, and reuse available water from building systems and precipitation events where feasible. In areas prone to wildfire, we will consider incorporating brush management practices into landscape design and including enhanced air filtration systems to support safe and healthy indoor air.

For acquisitions in our portfolio, we continue to use climate modeling as part of our due diligence in assessing potential risk and to inform our financial modeling and transactional decisions.

As a part of Alexandria’s risk management program, we maintain all-risk property insurance at the portfolio level, including properties under development, to help mitigate the risk of extreme weather events and potential impact from losses associated with natural catastrophes, such as flood, wildfire, and wind events. We leverage our climate mitigation strategy with property insurance carriers to help reduce our overall cost of risk. However, there can be no assurance that our insurance will cover all our potential losses and that climate change and severe weather will not have a material adverse effect on our properties, operations, or business. For additional information on our risk management strategies related to insurance coverage, refer to “Our insurance may not adequately cover all potential losses” in “Operating factors” within “Item 1A. Risk factors” in this annual report on Form 10-K.

Greenhouse gas emissions mitigation strategy

We are developing a GHG emissions mitigation strategy that is closely aligned with the sustainability goals of many of our innovative tenants. Our strategy will directly focus on reducing emissions from our operations through electrification, energy efficiency, and renewable electricity, and will indirectly focus on reducing emissions associated with construction activities through engaging with our supply chain and by targeting reductions in embodied carbon through procurement, as described below.

We have taken steps to incorporate electrification into some of our development projects, including at 230 Harriet Tubman Way on our Alexandria Center® for Life Science – Millbrae campus in our South San Francisco submarket. We look for opportunities to utilize alternative energy sources. For example, we are using geothermal energy at our 325 Binney Street and 15 Necco Street developments in our Greater Boston region. We also aim to continue to increase our consumption of renewable electricity, including through our new solar power purchase agreement that will take effect in our Greater Boston region in 2024.

We aim to reduce emissions associated with construction activities. These activities may include such strategies as engaging with our supply chain and targeting reductions in embodied carbon through procurement. Emissions within our indirect focus will require significant innovation and cost-effective solutions to develop pathways for substantial emissions reduction.

Board of directors and leadership oversight

The Audit Committee oversees the management of the Company’s financial and other systemic risks, including those related to climate change. At a management level, Alexandria’s Sustainability Committee, which comprises members of the executive management team and senior decision makers spanning the Company’s real estate development, asset management, risk management, and sustainability teams, leads the development and execution of our approach to climate-related risk.

Refer to “Item 1A. Risk factors” in this annual report on Form 10-K for discussion of the risks we face from climate change.

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in this annual report on Form 10-K. We believe that such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe that this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of assets classified as held for sale are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments, impairments of real estate and non-real estate investments, and acceleration of stock compensation expense due to the resignations of executive officers are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Impairments of non-real estate investments are not related to the operating performance of our real estate as they represent the write-down of non-real estate investments when their fair values decrease below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail under this Item 7 in this annual report on Form 10-K. Key items included in net income attributable to Alexandria’s common stockholders for the years ended December 31, 2023 and 2022 and the related per share amounts were as follows (in millions, except per share amounts):

	Year Ended December 31,
	2023	2022	2023	2022
	Amount		Per Share – Diluted
Unrealized losses on non-real estate investments	$(201.5)	$(412.2)	$(1.18)	$(2.55)
Gain on sales of real estate	277.0	537.9	1.62	3.33
Impairment of non-real estate investments	(74.6)	(20.5)	(0.44)	(0.13)
Impairment of real estate	(461.1)	(65.0)	(2.70)	(0.40)
Loss on early extinguishment of debt	—	(3.3)	—	(0.02)
Acceleration of stock compensation expense due to executive officer resignations	(20.3)	(7.2)	(0.12)	(0.04)
Total	$(480.5)	$29.7	$(2.82)	$0.19

Refer to Note 3 – “Investments in real estate” and Note 7 – “Investments” to our consolidated financial statements for additional information.

Same properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as “Same Properties.” For additional information on the determination of our Same Properties portfolio, refer to the definition of “Same property comparisons” in the “Non-GAAP measures and definitions” section within this Item 7 in this annual report on Form 10-K. The following table presents information regarding our Same Properties as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Percentage change in net operating income over comparable period from prior year	3.4%	6.6%
Percentage change in net operating income (cash basis) over comparable period from prior year	4.6%	9.6%
Operating margin	69%	70%
Number of Same Properties	288	253
RSF	28,691,105	26,121,796
Occupancy – current-period average	94.6%	95.7%
Occupancy – same-period prior-year average	95.4%	94.7%

The following table reconciles the number of Same Properties to total properties for the year ended December 31, 2023:

Development – under construction	Properties
201 Brookline Avenue	1
1150 Eastlake Avenue East	1
9810 and 9820 Darnestown Road	2
99 Coolidge Avenue	1
500 North Beacon Street and 4 Kingsbury Avenue	2
9808 Medical Center Drive	1
1450 Owens Street	1
230 Harriet Tubman Way	1
4155 Campus Point Court	1
10935, 10945, and 10955 Alexandria Way	3
10075 Barnes Canyon Road	1
421 Park Drive	1
4135 Campus Point Court	1
17
Development – placed into service after January 1, 2022	Properties
825 and 835 Industrial Road	2
9950 Medical Center Drive	1
3115 Merryfield Row	1
8 and 10 Davis Drive	2
5 and 9 Laboratory Drive	2
10055 Barnes Canyon Road	1
10102 Hoyt Park Drive	1
751 Gateway Boulevard	1
15 Necco Street	1
325 Binney Street	1
6040 George Watts Hill Drive	1
14
Redevelopment – under construction	Properties
840 Winter Street	1
40, 50, and 60 Sylvan Road	3
Alexandria Center® for Advanced Technologies – Monte Villa Parkway	6
651 Gateway Boulevard	1
401 Park Drive	1
8800 Technology Forest Place	1
Canada	4
Other	2
19

Redevelopment – placed into service after January 1, 2022	Properties
3160 Porter Drive	1
5505 Morehouse Drive	1
The Arsenal on the Charles	11
30-02 48th Avenue	1
2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive	3
20400 Century Boulevard	1
140 First Street	1
9601 and 9603 Medical Center Drive	2
21
Acquisitions after January 1, 2022	Properties
3301, 3303, 3305, and 3307 Hillview Avenue	4
8505 Costa Verde Boulevard and 4260 Nobel Drive	2
225 and 235 Presidential Way	2
104 TW Alexander Drive	4
One Hampshire Street	1
Intersection Campus	9
100 Edwin H. Land Boulevard	1
10010 and 10140 Campus Point Drive and 4275 Campus Point Court	3
446 and 458 Arsenal Street	2
35 Gatehouse Drive	1
1001 Trinity Street and 1020 Red River Street	2
Other	10
41
Unconsolidated real estate JVs	4
Properties held for sale	7
Total properties excluded from Same Properties	123
Same Properties	288
Total properties in North America as of December 31, 2023	411

Comparison of results for the year ended December 31, 2023 to the year ended December 31, 2022

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the year ended December 31, 2023, compared to the year ended December 31, 2022 (dollars in thousands). We provide a comparison of the results for the year ended December 31, 2022 to the year ended December 31, 2021, including a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the year ended December 31, 2022, compared to the year ended December 31, 2021, in the “Results of operations” section within Item 7 of our annual report on Form 10-K for the year ended December 31, 2022. Refer to the “Non-GAAP measures and definitions” section within this Item 7 in this annual report on Form 10-K for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Year Ended December 31,
	2023	2022	$ Change	% Change
Income from rentals:
Same Properties	$1,495,031	$1,444,782	$50,249	3.5%
Non-Same Properties	648,940	505,316	143,624	28.4
Rental revenues	2,143,971	1,950,098	193,873	9.9

Same Properties	537,698	504,299	33,399	6.6
Non-Same Properties	160,787	121,643	39,144	32.2
Tenant recoveries	698,485	625,942	72,543	11.6

Income from rentals	2,842,456	2,576,040	266,416	10.3

Same Properties	813	827	(14)	(1.7)
Non-Same Properties	42,430	12,095	30,335	250.8
Other income	43,243	12,922	30,321	234.6

Same Properties	2,033,542	1,949,908	83,634	4.3
Non-Same Properties	852,157	639,054	213,103	33.3
Total revenues	2,885,699	2,588,962	296,737	11.5

Same Properties	623,484	586,323	37,161	6.3
Non-Same Properties	235,696	196,830	38,866	19.7
Rental operations	859,180	783,153	76,027	9.7

Same Properties	1,410,058	1,363,585	46,473	3.4
Non-Same Properties	616,461	442,224	174,237	39.4
Net operating income	$2,026,519	$1,805,809	$220,710	12.2%

Net operating income – Same Properties	$1,410,058	$1,363,585	$46,473	3.4%
Straight-line rent revenue	(65,988)	(67,233)	1,245	(1.9)
Amortization of acquired below-market leases	(21,945)	(32,552)	10,607	(32.6)
Net operating income – Same Properties (cash basis)	$1,322,125	$1,263,800	$58,325	4.6%

Income from rentals

Total income from rentals for the year ended December 31, 2023 increased by $266.4 million, or 10.3%, to $2.8 billion, compared to $2.6 billion for the year ended December 31, 2022, as a result of increase in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the year ended December 31, 2023 increased by $193.9 million, or 9.9%, to $2.1 billion, compared to $2.0 billion for the year ended December 31, 2022. The increase was primarily due to an increase in rental revenues from our Non-Same Properties related to 5.7 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2022 and 41 operating properties aggregating 4.2 million RSF acquired subsequent to January 1, 2022.

Rental revenues from our Same Properties for the year ended December 31, 2023 increased by $50.2 million, or 3.5%, to $1.5 billion, compared to $1.4 billion for the year ended December 31, 2022. The increase was primarily due to rental rate increases on lease renewals and re-leasing of space since January 1, 2022.
Tenant recoveries

Tenant recoveries for the year ended December 31, 2023 increased by $72.5 million, or 11.6%, to $698.5 million, compared to $625.9 million for the year ended December 31, 2022. This increase was primarily from our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to January 1, 2022, as discussed above under “Rental revenues.”

Same Properties’ tenant recoveries for the year ended December 31, 2023 increased by $33.4 million, or 6.6%, to $537.7 million, compared to $504.3 million for the year ended December 31, 2022, primarily due to higher operating expenses during the year ended December 31, 2023, as discussed under “Rental operations” below. As of December 31, 2023, 94% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the years ended December 31, 2023 and 2022 was $43.2 million and $12.9 million, respectively, which primarily consisted of management fees and interest income earned during each respective period. The increase in other income was primarily due to a $5.3 million leasing fee related to a joint venture in our Seattle market and an increase in interest income resulting from an increase in average interest rates earned from our money market accounts to over 4.0% during the year ended December 31, 2023, compared to less than 1.2% during the year ended December 31, 2022.

Rental operations

Total rental operating expenses for the year ended December 31, 2023 increased by $76.0 million, or 9.7%, to $859.2 million, compared to $783.2 million for the year ended December 31, 2022. The increase was primarily due to incremental expenses related to our Non-Same Properties, which consisted of development and redevelopment projects placed into service and acquired properties, as discussed above under “Rental revenues.”

Same Properties’ rental operating expenses increased by $37.2 million, or 6.3%, to $623.5 million during the year ended December 31, 2023, compared to $586.3 million for the year ended December 31, 2022. The increase was primarily the result of increases in (i) repair and maintenance expenses aggregating $9.3 million, primarily due to higher rates for services; (ii) property taxes aggregating $8.5 million, primarily due to annual property tax reassessments in our Greater Boston market and tax reassessments related to the formation of recent joint ventures in our San Diego market; (iii) property insurance expenses aggregating $5.6 million, primarily due to increases in insurance premiums; and (iv) utilities expenses aggregating $3.7 million, primarily due to increases in rates.

General and administrative expenses

General and administrative expenses for the year ended December 31, 2023 increased by $22.1 million, or 12.5%, to $199.4 million, compared to $177.3 million for the year ended December 31, 2022, primarily as a result of the acceleration of stock-based compensation expense recognized in connection with the resignations of former executive officers Dean A. Shigenaga and John H. Cunningham in 2023. Refer to Note 16 – “Share-based compensation” to our consolidated financial statements for additional information.

Interest expense

Interest expense for the years ended December 31, 2023 and 2022 consisted of the following (dollars in thousands):

	Year Ended December 31,
Component	2023	2022	Change
Gross interest	$438,182	$372,848	$65,334
Capitalized interest	(363,978)	(278,645)	(85,333)
Interest expense	$74,204	$94,203	$(19,999)

Average debt balance outstanding(1)	$11,242,532	$10,374,497	$868,035
Weighted-average annual interest rate(2)	3.9%	3.6%	0.3%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the year ended December 31, 2023, compared to the year ended December 31, 2022, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$500 million of unsecured senior notes payable due 2053	5.26%	February 2023	$22,567
$500 million of unsecured senior notes payable due 2035	4.88%	February 2023	20,857
$1.0 billion of unsecured senior notes payable	3.63%	February 2022	4,451
$800 million of unsecured senior notes payable	3.07%	February 2022	2,977
Increases in construction borrowing and interest rates under secured notes payable	8.38%		5,736
Rate increases on borrowings under commercial paper program and from unsecured senior line of credit			11,825
Other increase in interest			3,209
Total increases			71,622
Decreases in interest incurred due to:
Repayment of secured notes payable	3.40%	April 2022	(1,787)
Lower average outstanding balances under commercial paper program and unsecured senior line of credit			(4,501)
Total decreases			(6,288)
Change in gross interest			65,334
Increase in capitalized interest			(85,333)
Total change in interest expense			$(19,999)
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Depreciation and amortization

Depreciation and amortization expense for the year ended December 31, 2023 increased by $91.3 million, or 9.1%, to $1.1 billion, compared to $1.0 billion for the year ended December 31, 2022. The increase was primarily due to additional depreciation from development and redevelopment projects placed into service and properties acquired, as discussed above under “Rental revenues.”

Impairment of real estate

During the year ended December 31, 2023, we recognized impairment charges aggregating $461.1 million classified in impairment of real estate in our consolidated statement of operations, which primarily related to properties in non-strategic locations that are not integral to our mega campus strategy and were sold or were classified as held for sale as of December 31, 2023. For more information, refer to the “Sales of real estate assets and impairment charges” section in Note 3 – “Investments in real estate” to our consolidated financial statements under Item 15 in this annual report on Form 10-K.

During the year ended December 31, 2022, we recognized real estate impairment charges aggregating $65.0 million primarily related to a $38.3 million write-off of our entire investment in a future development project in one of our existing submarkets in California. This impairment was recognized upon our decision to no longer proceed with this project as a result of the deteriorated macroeconomic environment that negatively impacted the financial outlook for this project.

Loss on early extinguishment of debt

During the year ended December 31, 2023, no loss on early extinguishment of debt was recognized.

During the year ended December 31, 2022, we recognized a loss on early extinguishment of debt of $3.3 million, including a prepayment penalty and the write-off of unamortized loan fees, related to the repayment of two secured notes payable.

Investment loss

During the year ended December 31, 2023, we recognized an investment loss aggregating $195.4 million. This loss comprised unrealized losses and reclassifications of $201.5 million resulting from a $111.6 million decrease primarily in the fair value of our investments in privately held entities that report NAV and a $89.9 million reclassification of unrealized gains recognized in prior periods into realized gains upon the sales of investments during the year ended December 31, 2023. The investment loss also included realized gains of $6.1 million primarily consisting of $89.9 million of realized gains on the sales of investments and distributions received, discussed above, partially offset by realized losses of $9.3 million and impairment charges of $74.6 million primarily related to non-real estate investments in privately held entities that do not report NAV.

During the year ended December 31, 2022, we recognized an investment loss aggregating $331.8 million, which consisted of $80.4 million of realized gains and $412.2 million of unrealized losses.

For more information about our investments, refer to Note 7 – “Investments” to our consolidated financial statements under Item 15 in this annual report on Form 10-K. For our impairments accounting policy, refer to the “Investments” section in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements under Item 15 in this annual report on Form 10-K.

Gain on sales of real estate

During the year ended December 31, 2023, we recognized $277.0 million of gains related to the dispositions of 13 properties. The gains were classified in gain on sales of real estate within our consolidated statement of operations for the year ended December 31, 2023.

During the year ended December 31, 2022, we recognized $537.9 million of gains primarily related to the dispositions of 23 properties. The gains were classified in gain on sales of real estate within our consolidated statement of operations for the year ended December 31, 2022.

For more information about our sales of real estate, refer to the “Sales of real estate assets and impairment charges” section in Note 3 – “Investments in real estate” to our consolidated financial statements under Item 15 in this annual report on Form 10-K.

Other comprehensive income (loss)

Total other comprehensive income for the year ended December 31, 2023 increased by $18.4 million to aggregate net unrealized gains of $4.9 million, compared to net unrealized losses of $13.5 million for the year ended December 31, 2022, primarily in connection with the foreign currency translation related to our operations in Canada.

Summary of capital expenditures

Our construction spending for the year ended December 31, 2023 and projected spending for the year ending December 31, 2024 consisted of the following (in thousands):

	Year Ended December 31, 2023	Projected Midpoint for the Year Ending December 31, 2024
Construction of Class A/A+ properties:
Active construction projects
Under construction and committed near-term projects(1) and four projects expected to commence active construction in 2024	$2,672,376	$1,710,000
Future pipeline pre-construction
Primarily mega campus expansion pre-construction work (entitlement, design, and site work)	581,535	720,000
Revenue- and non-revenue-enhancing capital expenditures	260,392	250,000
Construction spend (before contributions from noncontrolling interests)(2)	3,514,303	2,680,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(479,698)	(430,000)	(3)
Total construction spending	$3,034,605	$2,250,000
2024 Guidance range		$1,950,000 – $2,550,000
(1)Includes projects under construction aggregating 5.2 million RSF and one near-term project aggregating 493 thousand RSF expected to commence construction during the next two years after December 31, 2023, which are 60% leased/negotiating and are expected to generate $495 million in incremental annual net operating income primarily commencing from the first quarter of 2024 through the fourth quarter of 2027.
(2)Includes our contributions in unconsolidated real estate joint ventures related to construction.
(3)Amount represents the portion of contractual funding commitments expected to be received from our existing consolidated real estate joint ventures during the next 12 months.

Projected capital contributions from partners in consolidated real estate joint ventures to fund construction
The following table summarizes projected capital contributions from partners in our existing consolidated joint ventures to fund construction through 2027 (in thousands):

Projected timing	Amount(1)
Fiscal year 2024	$430,000
2025 through 2027	816,000
Total	$1,246,000
(1)Amounts represent reductions to our consolidated construction spending.

Capitalization of interest

Our construction spending includes capitalized interest. The table below provides key categories of interest capitalized during the year ended December 31, 2023:

Percentage of Total Capitalized Interest
Construction of Class A/A+ properties:
Active construction projects
Under construction and committed near-term projects(1)	41%
Future pipeline pre-construction
Primarily mega campus expansion pre-construction work (entitlement, design, and site work)	46
Smaller redevelopments and repositioning capital projects	13
100%

The table below provides categories of additional operating RSF under our value-creation pipeline as of December 31, 2023, of which 66% of RSF is within our mega campuses:

	Upon Completion of Construction
	RSF	Potential Growth in Operating RSF

Under construction and committed near-term projects(1)	5,697,062	76%
Future opportunities subject to market conditions and leasing	29,465,141
Value-creation pipeline: developments and redevelopments	35,162,203

(1)Includes projects under construction aggregating 5.2 million RSF and one near-term project aggregating 493 thousand RSF expected to commence construction during the next two years after December 31, 2023, which are 60% leased/negotiating and are expected to generate $495 million in incremental annual net operating income primarily commencing from the first quarter of 2024 through the fourth quarter of 2027.

Projected results

We present updated guidance for EPS attributable to Alexandria’s common stockholders – diluted and funds from operations per share attributable to Alexandria’s common stockholders – diluted based on our current view of existing market conditions and other assumptions for the year ending December 31, 2024, as set forth in the tables below. The tables below also provide a reconciliation of EPS attributable to Alexandria’s common stockholders – diluted, the most directly comparable financial measure presented in accordance with GAAP, to funds from operations per share, a non-GAAP measure, and other key assumptions included in our updated guidance for the year ending December 31, 2024. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. Refer to our discussion of “Forward-looking statements” included in the beginning of Part I in this annual report on Form 10-K.

Projected 2024 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted
Earnings per share(1)	$3.49 to $3.69
Depreciation and amortization of real estate assets	5.95
Allocation of unvested restricted stock awards	(0.07)
Funds from operations per share(2)	$9.37 to $9.57
Midpoint	$9.47

(1)Excludes unrealized gains or losses on non-real estate investments after December 31, 2023 that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.
(2)Refer to the definition of “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” in the “Non-GAAP measures and definitions” section within this Item 7 in this annual report on Form 10-K for additional information.

Key Assumptions(1) (Dollars in millions)	2024 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2024	94.6%	95.6%
Lease renewals and re-leasing of space:
Rental rate increases	11.0%	19.0%
Rental rate increases (cash basis)	5.0%	13.0%
Same property performance:
Net operating income increases	0.5%	2.5%
Net operating income increases (cash basis)	3.0%	5.0%
Straight-line rent revenue	$169	$184
General and administrative expenses	$181	$191
Capitalization of interest(2)	$325	$355
Interest expense	$154	$184
Realized gains on non-real estate investments(3)	$95	$125

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
(2)We expect 2024 capitalization of interest to decline compared to 2023 due to an overall decline in the basis subject to capitalization, partially offset by an increase in our weighted average interest rate for 2024.
(3)Represents realized gains and losses included in funds from operations per share – diluted, as adjusted, and excludes significant impairments realized on non-real estate investments, if any. Refer to Note 7 – “Investments” to our consolidated financial statements under Item 15 in this annual report on 10-K for additional details.

Key Credit Metric Targets(1)
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2024 annualized	Less than or equal to 5.1x
Fixed-charge coverage ratio – fourth quarter of 2024 annualized	Greater than or equal to 4.5x

(1)Refer to each metrics’s corresponding definition within the “Non-GAAP measures and definitions” section within this Item 7 in this annual report on Form 10-K for additional information.

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling(1) Interest Share		Operating RSF at 100%
50 and 60 Binney Street/Greater Boston/Cambridge/Inner Suburbs	66.0%		532,395
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%		388,270
100 and 225 Binney Street and 300 Third Street/Greater Boston/Cambridge/Inner Suburbs	70.0%		870,106
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	25.0%		43,568	(2)
15 Necco Street/Greater Boston/Seaport Innovation District	43.3%		345,996
Other joint venture/Greater Boston	38.8%		—	(2)
Alexandria Center® for Science and Technology – Mission Bay/San Francisco Bay Area/Mission Bay(3)	75.0%		1,003,603
1450 Owens Street/San Francisco Bay Area/Mission Bay	59.4%	(4)	—	(2)
601, 611, 651(2), 681, 685, and 701 Gateway Boulevard/San Francisco Bay Area/South San Francisco	50.0%		786,549
751 Gateway Boulevard/San Francisco Bay Area/South San Francisco	49.0%		230,592
211(2) and 213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%		300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%		155,685
Alexandria Center® for Life Science – Millbrae/San Francisco Bay Area/South San Francisco	52.9%		—	(2)
3215 Merryfield Row/San Diego/Torrey Pines	70.0%		170,523
Campus Point by Alexandria/San Diego/University Town Center(5)	45.0%		1,342,164
5200 Illumina Way/San Diego/University Town Center	49.0%		792,687
9625 Towne Centre Drive/San Diego/University Town Center	70.0%		163,648
SD Tech by Alexandria/San Diego/Sorrento Mesa(6)	50.0%		881,930
Pacific Technology Park/San Diego/Sorrento Mesa	50.0%		544,352
Summers Ridge Science Park/San Diego/Sorrento Mesa(7)	70.0%		316,531
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street /Seattle/Lake Union	70.0%		321,115
400 Dexter Avenue North/Seattle/Lake Union	70.0%		290,754
800 Mercer Street/Seattle/Lake Union	40.0%		—	(2)

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(8)		Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%		586,208
1401/1413 Research Boulevard/Maryland/Rockville	65.0%	(9)	(10)
1450 Research Boulevard/Maryland/Rockville	73.2%	(9)	42,679
101 West Dickman Street/Maryland/Beltsville	57.9%	(9)	135,423

(1)In addition to the consolidated real estate joint ventures listed, various joint venture partners hold insignificant noncontrolling interests in three other real estate joint ventures in North America.
(2)Represents a property currently under construction or in our value-creation pipeline. Refer to the sections under “New Class A/A+ development and redevelopment properties” under Item 2 in this annual report on Form 10-K for additional details.
(3)Includes 409 and 499 Illinois Street, 1500 and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(4)The noncontrolling interest share of our joint venture partner is anticipated to increase to 75% as our partner contributes construction funding to the project over time.
(5)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4135, 4155, 4161, 4165, 4224, and 4242 Campus Point Court.
(6)Includes 9605, 9645, 9675, 9685, 9725, 9735, 9805, 9808, 9855, and 9868 Scranton Road and 10055, 10065, and 10075 Barnes Canyon Road.
(7)Includes 9965, 9975, 9985, and 9995 Summers Ridge Road.
(8)In addition to the unconsolidated real estate joint ventures listed, we hold an interest in one other insignificant unconsolidated real estate joint venture in North America.
(9)Represents a joint venture with a local real estate operator in which our joint venture partner manages the day-to-day activities that significantly affect the economic performance of the joint venture.
(10)Represents a joint venture with a distinguished retail real estate developer for a retail shopping center aggregating 84,837 RSF.

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of December 31, 2023 (dollars in thousands):

	Maturity Date	Stated Rate		Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture					Aggregate Commitment	Debt Balance(2)
1401/1413 Research Boulevard	12/23/24	2.70%		3.31%	$28,500	$28,331	65.0%
1655 and 1725 Third Street	3/10/25	4.50%		4.57%	600,000	599,505	10.0%
101 West Dickman Street	11/10/26	SOFR+1.95%	(3)	7.38%	26,750	14,762	57.9%
1450 Research Boulevard	12/10/26	SOFR+1.95%	(3)	7.44%	13,000	8,280	73.2%
					$668,250	$650,878
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of December 31, 2023.
(3)This loan is subject to a fixed SOFR floor of 0.75%.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures as of and for the three months and year ended December 31, 2023 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	December 31, 2023		December 31, 2023
	Three Months Ended	Year Ended	Three Months Ended	Year Ended
Total revenues	$110,156	$419,078	$3,129	$11,365
Rental operations	(32,622)	(123,896)	(887)	(3,259)
	77,534	295,182	2,242	8,106
General and administrative	(1,803)	(3,244)	(15)	(86)
Interest	(24)	(39)	(899)	(3,451)
Depreciation and amortization of real estate assets	(30,137)	(115,349)	(965)	(3,589)
Fixed returns allocated to redeemable noncontrolling interests(1)	201	805	—	—
	$45,771	$177,355	$363	$980
Straight-line rent and below-market lease revenue	$7,414	$20,402	$427	$1,339
Funds from operations(2)	$75,908	$292,704	$1,328	$4,569
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

	As of December 31, 2023
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$3,937,012		$123,220
Cash, cash equivalents, and restricted cash	149,715		3,552
Other assets	405,012		12,285
Secured notes payable	(29,761)		(92,982)
Other liabilities	(274,910)		(8,295)
Mandatorily redeemable noncontrolling interest	(35,250)	(1)	—
Redeemable noncontrolling interests	(16,480)		—
	$4,135,338		$37,780
(1)This amount was redeemed on January 12, 2024. Refer to Note 19 – “Subsequent events,” Note 11 – “Accounts payable, accrued expenses, and other liabilities,” and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

During the years ended December 31, 2023 and 2022, our consolidated real estate joint ventures distributed an aggregate of $244.1 million and $192.2 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries. The tables below summarize components of our investment income (loss) and non-real estate investments (in thousands). For additional information, refer to Note 7 – “Investments” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

	December 31, 2023				Year Ended December 31, 2022
	Three Months Ended		Year Ended
Realized (losses) gains	$(10,825)	(1)	$6,078	(1)	$80,435
Unrealized gains (losses)	19,479	(2)	(201,475)	(2)	(412,193)	(3)
Investment income (loss)	$8,654		$(195,397)		$(331,758)

	December 31, 2023					December 31, 2022
Investments	Cost		Unrealized Gains	Unrealized Losses	Carrying Amount	Carrying Amount
Publicly traded companies	$203,467		$50,377	$(94,278)	$159,566	$207,139
Entities that report NAV	507,059		192,468	(27,995)	671,532	759,752
Entities that do not report NAV:
Entities with observable price changes	97,892		77,600	(1,224)	174,268	193,784
Entities without observable price changes	368,654		—	—	368,654	388,940
Investments accounted for under the equity method	N/A		N/A	N/A	75,498	65,459
December 31, 2023	$1,177,072	(4)	$320,445	$(123,497)	$1,449,518	$1,615,074

December 31, 2022	$1,152,613		$506,404	$(109,402)	$1,615,074

Public/Private Mix (Cost)	Tenant/Non-Tenant Mix (Cost)

(1)Consists of realized gains of $12.3 million and $80.6 million, offset by impairment charges of $23.1 million and $74.6 million during the three months and year ended December 31, 2023, respectively.
(2)Consists of unrealized gains of $34.3 million primarily resulting from the increase in valuation in publicly traded entities during the three months ended December 31, 2023 and unrealized losses of $111.6 million primarily resulting from the decrease in the fair value of our investments in privately held entities that report NAV during the year ended December 31, 2023 and $14.8 million and $89.9 million of accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our sales of investments during the three months and year ended December 31, 2023, respectively.
(3)Consists of unrealized losses of $274.2 million primarily resulting from the decrease in the fair value of our investments in publicly traded companies and $138.0 million of accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our sales of investments during the year ended December 31, 2022.
(4)Represents 2.8% of gross assets as of December 31, 2023.

Liquidity

Liquidity		Minimal Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit
		(in millions)
$5.8B

$5,000
$5,000
$4,000
SIGNIFICANT AVAILABILITY
No outstanding balance
$100
<$200
MINIMAL OUTSTANDING
12/31/22
12/31/23
12/31/24 Target
Remaining amounts available for borrowing under our unsecured senior line of credit
Outstanding balance under our unsecured senior line of credit and/or commercial paper program

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$4,900
Cash, cash equivalents, and restricted cash	661
Remaining construction loan commitments	76
Investments in publicly traded companies	160
Liquidity as of December 31, 2023	$5,797

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

The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; cash, cash equivalents, and restricted cash; availability under our secured construction loan; and investments in publicly traded companies as of December 31, 2023 (in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance(1)	Remaining Commitments/Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	SOFR+0.835%	$5,000,000	$99,952	$4,900,000
Cash, cash equivalents, and restricted cash				660,771
Construction loan	SOFR+2.70%	$195,300	$119,043	75,626
Investments in publicly traded companies				159,566
Liquidity as of December 31, 2023				$5,795,963

(1)Represents outstanding principal, net of unamortized deferred financing costs, as of December 31, 2023.

Cash, cash equivalents, and restricted cash

As of December 31, 2023 and 2022, we had $660.8 million and $858.0 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash provided by operating activities, proceeds from real estate asset sales, sales of partial interests, strategic real estate joint ventures, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured senior notes payable, borrowings under our secured construction loans, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	Change
Net cash provided by operating activities	$1,630,550	$1,294,321	$336,229
Net cash used in investing activities	$(2,500,619)	$(5,080,458)	$2,579,839
Net cash provided by financing activities	$674,156	$4,229,772	$(3,555,616)

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the year ended December 31, 2023 increased by $336.2 million to $1.6 billion, compared to $1.3 billion for the year ended December 31, 2022. The increase was primarily attributable to the following since January 1, 2022: (i) cash flows generated from our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions, and (iii) increases in rental rates on lease renewals and re-leasing of space.

Investing activities

Cash used in investing activities for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	Increase (Decrease)
Sources of cash from investing activities:
Proceeds from sales of real estate	$1,195,743	$994,331	$201,412
Sales of and distributions from non-real estate investments	183,396	198,320	(14,924)
Change in escrow deposits	—	155,968	(155,968)
Return of capital from unconsolidated real estate joint ventures	—	471	(471)
	1,379,139	1,349,090	30,049
Uses of cash for investing activities:
Purchases of real estate	265,750	2,877,861	(2,612,111)
Additions to real estate	3,418,296	3,307,313	110,983
Change in escrow deposits	5,582	—	5,582
Investments in unconsolidated real estate joint ventures	658	1,442	(784)
Additions to non-real estate investments	189,472	242,932	(53,460)
	3,879,758	6,429,548	(2,549,790)

Net cash used in investing activities	$2,500,619	$5,080,458	$(2,579,839)

The decrease in net cash used in investing activities for the year ended December 31, 2023, compared to the year ended December 31, 2022 was primarily due to a decreased use of cash for purchases of real estate, partially offset by increased use of cash for additions to real estate. Refer to Note 3 – “Investments in real estate” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

Financing activities

Cash flows provided by financing activities for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	Change
Borrowings under secured notes payable	$59,957	$49,715	$10,242
Repayments of borrowings under secured notes payable	(30)	(934)	904
Payment for the defeasance of secured notes payable	—	(198,304)	198,304
Proceeds from issuance of unsecured senior notes payable	996,205	1,793,318	(797,113)
Borrowings under unsecured senior line of credit	1,245,000	1,181,000	64,000
Repayments of borrowings under unsecured senior line of credit	(1,245,000)	(1,181,000)	(64,000)
Proceeds from issuances under commercial paper program	9,234,000	14,641,500	(5,407,500)
Repayments of borrowings under commercial paper program	(9,134,000)	(14,911,500)	5,777,500
Payments of loan fees	(16,047)	(35,612)	19,565
Changes related to debt	1,140,085	1,338,183	(198,098)

Contributions from and sales of noncontrolling interests	547,391	1,542,347	(994,956)
Distributions to and purchases of noncontrolling interests	(245,091)	(192,171)	(52,920)
Proceeds from issuance of common stock	103,846	2,346,444	(2,242,598)
Dividends on common stock	(847,483)	(757,742)	(89,741)
Taxes paid related to net settlement of equity awards	(24,592)	(47,289)	22,697
Net cash provided by financing activities	$674,156	$4,229,772	$(3,555,616)

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2024 will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	2024 Guidance
	Range		Midpoint
Sources of capital:
Incremental debt	$900	$900	$900
Net cash provided by operating activities after dividends	400	500	450
Dispositions and sales of partial interests(1)(2)	900	1,900	1,400
Total sources of capital	$2,200	$3,300	$2,750

Uses of capital:
Construction	$1,950	$2,550	$2,250
Acquisitions(3)	250	750	500
Total uses of capital	$2,200	$3,300	$2,750

Incremental debt (included above):
Issuance of unsecured senior notes payable(4)	$600	$1,400	$1,000
Unsecured senior line of credit, commercial paper program, and other	300	(500)	(100)
Incremental debt	$900	$900	$900
(1)As of the date of this report, we have pending real estate dispositions subject to signed letters of intent or purchase and sale agreements aggregating $142.4 million.
(2)In January 2024, our existing ATM program became inactive upon expiration of the associated shelf registration. We expect to file a new shelf registration and ATM program in the near future.
(3)Primarily represents strategic acquisitions that expand existing mega campuses or are associated with a new mega campus. We have completed acquisitions aggregating $103.3 million as of the date of this report.
(4)Our guidance assumes we issue new unsecured senior notes payable in 2025 to fund the repayment of our $600 million unsecured senior notes payable due on April 30, 2025. Subject to market conditions, we may seek opportunities in 2024 to fund the repayment of our 2025 debt maturity through the issuance of additional unsecured senior notes payable.

The key assumptions behind the sources and uses of capital in the table above include a favorable real estate transaction and capital market environments, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under Part I; “Item 1A. Risk factors”; and “Item 7. Management’s discussion and analysis of financial condition and results of operations” in this annual report on Form 10-K. We expect to update our forecast for key sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $400.0 million to $500.0 million of net cash flows from operating activities after payment of common stock dividends and distributions to noncontrolling interests for the year ending December 31, 2024. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. For the year ending December 31, 2024, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be delivered, contributions from Same Properties, and recently acquired income-producing properties to contribute increases in income from rentals, net operating income, and cash flows. We anticipate contractual near-term growth in annual net operating income (cash basis) of $114 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to the “Cash flows” subsection of the “Liquidity” section within this Item 7 in this annual report on Form 10-K for a discussion of cash flows provided by operating activities for the year ended December 31, 2023.

Debt

We expect to fund a portion of our capital needs for 2024 from issuances under our commercial paper program, borrowings under our unsecured senior line of credit, and borrowings under our secured construction loans.

As of December 31, 2023, our unsecured senior line of credit has aggregate commitments of $5.0 billion and bears an interest rate of SOFR plus 0.835%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.14% based on the aggregate commitments outstanding. Based upon our ability to achieve certain annual sustainability targets, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.

In June 2023, we amended our unsecured senior line of credit to increase the aggregate commitments available for borrowing to $5.0 billion from $4.0 billion.

During the three months ended March 31, 2023, we achieved certain annual sustainability targets, as described in our unsecured senior line of credit agreement, which reduced the borrowing rate by four basis points for a one-year period to SOFR plus 0.835%, from SOFR plus 0.875%, and reduced the facility fee by one basis point to 0.14% from 0.15%. As of December 31, 2023, we had no outstanding balance on our unsecured senior line of credit.

In July 2023, we increased the aggregate amount we may issue from time to time under our commercial paper program to $2.5 billion from $2.0 billion. Our commercial paper program provides us with the ability to issue up to $2.5 billion of commercial paper notes with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance under our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit. The commercial paper notes sold during the year ended December 31, 2023 were issued at a weighted-average yield to maturity of 5.55%. As of December 31, 2023, we had $100.0 million of commercial paper notes outstanding.

In February 2023, we opportunistically issued $1.0 billion of unsecured senior notes payable with a weighted-average interest rate of 4.95% and a weighted-average maturity of 21.2 years. The unsecured senior notes consisted of $500.0 million of 4.75% unsecured senior notes due 2035 and $500.0 million of 5.15% unsecured senior notes due 2053.

The following table presents our average debt outstanding and weighted-average interest rates during the year ended December 31, 2023 (dollars in thousands):

	Year Ended December 31, 2023
	Average Debt Outstanding	Weighted-Average Interest Rate
Long-term fixed-rate debt	$11,044,128	3.62%
Short-term variable-rate unsecured senior line of credit and commercial paper program debt	293,690	5.77
Blended average interest rate	11,337,818	3.68
Loan fee amortization and annual facility fee related to unsecured senior line of credit	N/A	0.11
Total/weighted average	$11,337,818	3.79%

Real estate dispositions and sales of partial interests

We expect to continue to focus on the disciplined execution of select sales of real estate. Future sales will provide an important source of capital to fund a portion of pending and recently completed opportunistic acquisitions and our highly leased value-creation development and redevelopment projects, and also provide significant capital for growth. We may also consider additional sales of partial interests in core Class A/A+ properties and/or development projects. For 2024, we expect real estate dispositions and sales of partial interests in real estate assets to range from $900 million to $1.9 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.

Refer to Note 3 – “Investments in real estate,” Note 4 – “Consolidated and unconsolidated real estate joint ventures,” and Note 15 – “Stockholders’ equity” to our consolidated financial statements under Item 15 and “Dispositions and sales of partial interests” under Item 2 in this annual report on Form 10-K for additional information on our real estate dispositions and sales of partial interests.

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

Common equity transactions

During the three months ended December 31, 2023, we settled our forward equity sales agreements that were outstanding as of December 31, 2022, by issuing 699 thousand shares of common stock, for which we received net proceeds of $104.3 million.

In January 2024, our existing ATM program became inactive upon expiration of the associated shelf registration. We expect to file a new shelf registration and ATM program in the near future.

Other sources

As a well-known seasoned issuer, from time to time, we may issue securities at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

Additionally, we, together with joint venture partners, hold interests in real estate joint ventures that we consolidate in our financial statements. These existing joint ventures provide significant equity capital to fund a portion of our future construction spend, and our joint venture partners may also contribute equity into these entities for financing-related activities. From January 1, 2024 through December 31, 2027, we expect to receive capital contributions aggregating $1.2 billion from existing consolidated real estate joint venture partners to fund construction. During the year ending December 31, 2024, contributions from noncontrolling interests from existing joint venture partners are expected to aggregate $430.0 million.

Uses of capital

Summary of capital expenditures

One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our value-creation pipeline aggregating 5.5 million RSF of Class A/A+ properties undergoing construction and one near-term project expected to commence construction in the next two years, 2.1 million RSF of priority anticipated development and redevelopment projects, and 23.9 million SF of future development projects in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to the “New Class A/A+ development and redevelopment properties: current projects” section under Item 2 and “Summary of capital expenditures” subsections of the “Investments in real estate” section within this Item 7 in this annual report on Form 10-K for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period in which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the years ended December 31, 2023 and 2022 of $364.0 million and $278.6 million, respectively, was classified in investments in real estate in our consolidated balance sheets. The increase in capitalized interest was related to the increase in weighted-average interest rate used to capitalize interest to 3.79% for the year ended December 31, 2023 from 3.51% for the year ended December 31, 2022, and a higher weighted-average capitalized cost basis of $9.5 billion for the year ended December 31, 2023, as compared to $7.8 billion for the year ended December 31, 2022.

Property taxes, insurance on real estate, and indirect project costs, such as construction, office, legal, and administration costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect costs related to development, redevelopment, pre-construction, and construction projects, aggregating $108.4 million and $83.8 million, and property taxes, insurance on real estate and indirect project costs aggregating $129.1 million and $97.3 million during the years ended December 31, 2023 and 2022, respectively.

The increase in capitalized costs for the year ended December 31, 2023, compared to the same period in 2022, was primarily due to an increase in our value-creation pipeline projects undergoing construction and pre-construction activities in 2023 over 2022. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct and indirect project costs related to the asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $60.1 million for the year ended December 31, 2023.

We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the year ended December 31, 2023, we capitalized total initial direct leasing costs of $75.3 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Acquisitions

As of December 31, 2023, the total purchase price of our pending acquisitions under executed letters of intent or purchase and sale agreements aggregated $462.0 million. We expect to complete these acquisitions within 12 months.

Refer to the “Acquisitions” section in Note 3 – “Investments in real estate” and to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements under Item 15 in this annual report on Form 10-K, and the “Acquisitions” subsection of the “Investments in real estate” section under Item 2 in this annual report on Form 10-K for information on our acquisitions.

Dividends

During the years ended December 31, 2023 and 2022, we paid common stock dividends of $847.5 million and $757.7 million, respectively. The increase of $89.7 million in dividends paid on our common stock during the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily due to an increase in the number of common shares outstanding subsequent to January 1, 2022 as a result of issuances of common stock under our ATM program and settlement of forward equity sales agreements, and partially due to the increase in the related dividends to $4.90 per common share paid during the year ended December 31, 2023 from $4.66 per common share paid during the year ended December 31, 2022.

Secured notes payable

Secured notes payable as of December 31, 2023 consisted of three notes secured by two properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 8.37%. As of December 31, 2023, the total book value of our investments in real estate securing debt was approximately $330.9 million. As of December 31, 2023, our secured notes payable, including unamortized discounts and deferred financing costs, comprised approximately $619 thousand and $119.0 million of fixed-rate debt and unhedged variable-rate debt, respectively.

Unsecured senior notes payable and unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of December 31, 2023 were as follows:

Covenant Ratios(1)	Requirement	December 31, 2023
Total Debt to Total Assets	Less than or equal to 60%	28%
Secured Debt to Total Assets	Less than or equal to 40%	0.3%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	15.3x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	346%
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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of December 31, 2023 were as follows:

Covenant Ratios (1)	Requirement	December 31, 2023
Leverage Ratio	Less than or equal to 60.0%	27.0%
Secured Debt Ratio	Less than or equal to 45.0%	0.2%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	4.13x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	28.55x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.

Estimated interest payments

Estimated interest payments on our fixed-rate debt are calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of December 31, 2023, 98.1% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our consolidated financial statements under Item 15 in this annual report on Form 10-K.

Ground lease obligations

Ground lease obligations as of December 31, 2023, included leases for 36 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $5.7 million as of December 31, 2023, our ground lease obligations have remaining lease terms ranging from approximately 31 to 98 years, including available extension options that we are reasonably certain to exercise.

Operating lease agreements

As of December 31, 2023, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $820.1 million and $28.8 million, respectively. We are required to recognize a right-of-use asset and a related liability to account for our future obligations under operating lease arrangements in which we are the lessee. The operating lease liability is measured based on the present value of the remaining lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The right-of-use asset is equal to the corresponding operating lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. As of December 31, 2023, the present value of the remaining contractual payments, aggregating $848.9 million, under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $382.9 million, which was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets. As of December 31, 2023, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 41 years, and the weighted-average discount rate was 4.6%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $516.5 million. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to the “Lease accounting” section in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

Commitments

As of December 31, 2023, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.9 billion. In addition, we may be required to incur construction costs associated with future development projects aggregating 643,331 RSF pursuant to an agreement whereby our counterparty may elect to execute future lease agreements on mutually agreeable terms.

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

We are committed to funding approximately $413.6 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV and expire at various dates over the next 11 years, with a weighted-average expiration of 8.2 years as of December 31, 2023.

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

Foreign currency translation gains and losses

The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the year ended December 31, 2023 primarily due to the changes in the foreign exchange rates for our real estate investments in Canada (in thousands). We reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

Total
Balance as of December 31, 2022	$(20,812)

Other comprehensive income before reclassifications	4,916
Net other comprehensive income	4,916

Balance as of December 31, 2023	$(15,896)

Inflation

As of December 31, 2023, approximately 94% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 96% of our leases (on an annual rental revenue basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of our variable-rate borrowings, including borrowings under our unsecured senior line of credit and commercial paper program, issuances of unsecured senior notes payable, and borrowings under our secured construction loans, and secured loans held by our unconsolidated real estate joint ventures.

In addition, refer to “Item 1A. Risk factors” in this annual report on Form 10-K for a discussion about risks that inflation directly or indirectly may pose to our business.

Issuer and guarantor subsidiary summarized financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents on a combined basis, balance sheet information as of December 31, 2023 and 2022, and results of operations and comprehensive income for the years ended December 31, 2023 and 2022 for the Issuer and the Guarantor Subsidiary. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the Guarantor Subsidiary generally based on legal entity ownership.

The following tables present combined summarized financial information as of December 31, 2023 and 2022, and for the years ended December 31, 2023 and 2022, for the Issuer and Guarantor Subsidiary. Amounts provided do not represent our total consolidated amounts (in thousands):

	December 31,
	2023	2022
Assets:
Cash, cash equivalents, and restricted cash	$210,755	$465,707
Other assets	115,373	107,287
Total assets	$326,128	$572,994

Liabilities:
Unsecured senior notes payable	$11,096,028	$10,100,717
Unsecured senior line of credit and commercial paper	99,952	—
Other liabilities	504,659	466,369
Total liabilities	$11,700,639	$10,567,086

	Year Ended December 31,
	2023	2022
Total revenues	$54,230	$33,052
Total expenses	(273,990)	(277,647)
Net loss	(219,760)	(244,595)
Net income attributable to unvested restricted stock awards	(11,195)	(8,392)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(230,955)	$(252,987)

As of December 31, 2023, 396 of our 411 properties were held indirectly by the REIT’s wholly owned consolidated subsidiary, Alexandria Real Estate Equities, L.P.

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

We completed acquisitions of five properties for a total purchase price of $259.0 million during the year ended December 31, 2023. These transactions were accounted for as asset acquisitions, and the purchase price of each was allocated based on the relative fair values of the assets acquired and liabilities assumed. Refer to the “Investments in real estate” section in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

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

Our investments in privately held entities that do not report NAV per share require our evaluation for impairment when changes in these entities’ conditions may indicate that an impairment exists. We closely monitor these investments throughout the year for new developments, including operating results, prospects and results of clinical trials, new product initiatives, new collaborative agreements, capital-raising events, and merger and acquisition activities. We evaluate these investees on the basis of a qualitative assessment for indicators of impairment by monitoring the presence of the following triggering events or impairment indicators: (i) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic, or technological environment of the investee, (iii) a significant adverse change in the general market condition, including the research and development of technology and products that the investee is bringing or attempting to bring to the market, (iv) significant concerns about the investee’s ability to continue as a going concern, and/or (v) a decision by investors to cease providing support to reduce their financial commitment to the investee. If such indicators are present, we are required to estimate the investment’s fair value and immediately recognize an impairment loss in an amount equal to the investment’s carrying value in excess of its estimated fair value. As of each December 31, 2023, 2022, and 2021, the carrying amounts of our investments in privately held entities that do not report NAV per share accounted for approximately 1% to 2% of our total assets and aggregated $542.9 million, $582.7 million, and $491.3 million, respectively. During the years ended December 31, 2023, 2022, and 2021, we recognized impairment charges aggregating 14%, 4%, and 0%, respectively, of the carrying amounts of our investments in privately held entities that do not report NAV.

Monitoring of tenant credit quality

We monitor, on an ongoing basis, the credit quality and any related material changes of our tenants by (i) monitoring the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our tenants and their respective businesses and industries in which they conduct business, and (iv) monitoring the timeliness of lease payments. We have a team of employees who, among them, have an extensive educational background or experience in biology, chemistry, industrial biotechnology, agtech, and the life science industry, as well as knowledge in finance. This team is responsible for timely assessment, monitoring, and communication of our tenants’ credit quality and any material changes therein. During the years ended December 31, 2023, 2022, and 2021, specific write-offs and increases to our general allowance related to deferred rent balances of tenants recognized in our consolidated statements of operations have not exceeded 0.8% of our income from rentals for each respective year. For additional information, refer to the “Monitoring of tenant credit quality” section in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

Non-GAAP measures and definitions

This section contains additional information of certain non-GAAP financial measures including reconciliations to the most directly comparable financial measure calculated and presented in accordance with GAAP and the reasons why we use these supplemental measures of performance and believe they provide useful information to investors, as well as the definitions of other terms used in this annual report on Form 10-K.

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

We compute funds from operations, as adjusted, as funds from operations calculated in accordance with the Nareit White Paper, excluding significant gains, losses, and impairments realized on non-real estate investments, unrealized gains or losses on non-real estate investments, gains or losses on early extinguishment of debt, significant termination fees, acceleration of stock compensation expense due to the resignations of executive officers, deal costs, the income tax effect related to such items, and the amount of such items that is allocable to our unvested restricted stock awards. We compute the amount that is allocable to our unvested restricted stock awards using the two-class method. Under the two-class method, we allocate net income (after amounts attributable to noncontrolling interests) to common stockholders and to unvested restricted stock awards by applying the respective weighted-average shares outstanding during each quarter-to-date and year-to-date period. This may result in a difference of the summation of the quarter-to-date and year-to-date amounts. Neither funds from operations nor funds from operations, as adjusted, should be considered as alternatives to net income (determined in accordance with GAAP) as indications of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as measures of liquidity, nor are they indicative of the availability of funds for our cash needs, including our ability to make distributions.

The following table reconciles net income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three and twelve months ended December 31, 2023 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	December 31, 2023		December 31, 2023
	Three Months Ended	Year Ended	Three Months Ended	Year Ended
Net income	$45,771	$177,355	$363	$980
Depreciation and amortization of real estate assets	30,137	115,349	965	3,589
Funds from operations	$75,908	$292,704	$1,328	$4,569

The following tables present a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the years ended December 31, 2023, 2022, and 2021. Per share amounts may not add due to rounding.

	Year Ended December 31,
(In thousands)	2023		2022	2021
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$92,444		$513,268	$563,399
Depreciation and amortization of real estate assets	1,080,529		988,363	804,633
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(115,349)		(107,591)	(70,880)
Our share of depreciation and amortization from unconsolidated real estate JVs	3,589		3,666	13,734
Gain on sales of real estate	(277,037)		(537,918)	(126,570)
Impairment of real estate – rental properties	450,428	(1)	20,899	25,485
Allocation to unvested restricted stock awards	(5,175)		(1,118)	(6,315)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(2)	1,229,429		879,569	1,203,486
Unrealized losses (gains) on non-real estate investments	201,475		412,193	(43,632)
Significant realized gains on non-real estate investments	—		—	(110,119)
Impairment of non-real estate investments	74,550	(3)	20,512	—
Impairment of real estate	10,686		44,070	27,190
Loss on early extinguishment of debt	—		3,317	67,253
Acceleration of stock compensation expense due to executive officer resignations	20,295	(4)	7,185	—
Allocation to unvested restricted stock awards	(4,121)		(5,137)	710
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1,532,314		$1,361,709	$1,144,888

(1)Refer to the “Sales of real estate assets and impairment charges” section in Note 3 – “Investments in real estate” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.
(2)Calculated in accordance with standards established by the Nareit Board of Governors.
(3)Related to non-real estate investments in privately held entities that do not report NAV. Refer to Note 7 – “Investments” to our consolidated financial statements under Item 15 in this annual report on 10-K for additional details.
(4)Related to the resignations of two executive officers, Dean A. Shigenaga from his position as President and Chief Financial Officer and John H. Cunningham from his position as Executive Vice President – Regional Market Director – New York City.

	Year Ended December 31,
(Per share)	2023	2022	2021
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$0.54	$3.18	$3.82
Depreciation and amortization of real estate assets	5.67	5.47	5.07
Gain on sales of real estate	(1.62)	(3.33)	(0.86)
Impairment of real estate – rental properties	2.64	0.13	0.17
Allocation to unvested restricted stock awards	(0.04)	(0.01)	(0.04)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	7.19	5.44	8.16
Unrealized losses (gains) on non-real estate investments	1.18	2.55	(0.30)
Significant realized gains on non-real estate investments	—	—	(0.75)
Impairment of non-real estate investments	0.44	0.13	—
Impairment of real estate	0.06	0.27	0.18
Loss on early extinguishment of debt	—	0.02	0.46
Acceleration of stock compensation expense due to executive officer resignations	0.12	0.04	—
Allocation to unvested restricted stock awards	(0.02)	(0.03)	0.01
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$8.97	$8.42	$7.76

Weighted-average shares of common stock outstanding – diluted(1)	170,909	161,659	147,460

(1)    Refer to the definition of “Weighted-average shares of common stock outstanding – diluted” within this Item 7 in this annual report on Form 10-K for additional information.

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

We are not able to forecast fourth quarter net income without unreasonable effort and therefore do not provide a reconciliation for Adjusted EBITDA on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as quarterly components such as gain on sales of real estate, unrealized gains or losses on non-real estate investments, impairment of real estate, and impairment of non-real estate investments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would be potentially misleading for our investors.

The following table reconciles net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and calculates the Adjusted EBITDA margin for the three months and years ended December 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
Net (loss) income	$(42,658)	$95,268	$280,994	$670,701
Interest expense	31,967	17,522	74,204	94,203
Income taxes	1,322	2,063	5,887	9,673
Depreciation and amortization	285,246	264,480	1,093,473	1,002,146
Stock compensation expense	34,592	11,586	82,858	57,740
Loss on early extinguishment of debt	—	—	—	3,317
Gain on sales of real estate	(62,227)	—	(277,037)	(537,918)
Unrealized (gains) losses on non-real estate investments	(19,479)	24,117	201,475	412,193
Impairment of real estate	271,890	26,186	461,114	64,969
Impairment of non-real estate investments	23,094	20,512	74,550	20,512
Adjusted EBITDA	$523,747	$461,734	$1,997,518	$1,797,536

Total revenues	$757,216	$670,281	$2,885,699	$2,588,962

Adjusted EBITDA margin	69%	69%	69%	69%

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP, for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of December 31, 2023, approximately 94% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of operations.

Capitalization rates

Capitalization rates are calculated based on net operating income and net operating income (cash basis) annualized, excluding lease termination fees, on stabilized operating assets for the quarter preceding the date on which the property is sold, or near-term prospective net operating income.

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

Development, redevelopment, and pre-construction

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A/A+ properties, and property enhancements identified during the underwriting of certain acquired properties, located in collaborative life science, agtech, and advanced technology mega campuses in AAA innovation clusters. These projects are generally focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of a wide range of tenants. Upon completion, each value-creation project is expected to generate increases in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

Development projects generally consist of the ground-up development of generic and reusable laboratory facilities. Redevelopment projects consist of the permanent change in use of acquired office, warehouse, or shell space into laboratory, agtech, or advanced technology space. We generally will not commence new development projects for aboveground construction of new Class A/A+ laboratory, agtech, and advanced technology space without first securing significant pre-leasing for such space, except when there is solid market demand for high-quality Class A/A+ properties.

Priority anticipated projects are those most likely to commence future ground-up development or first-time conversion from non-laboratory space to laboratory space prior to our other future projects, pending market conditions and leasing negotiations.

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

Fixed-charge coverage ratio

Fixed-charge coverage ratio is a non-GAAP financial measure representing the ratio of Adjusted EBITDA to cash interest and fixed charges. We believe that this ratio is useful to investors as a supplemental measure of our ability to satisfy fixed financing obligations and preferred stock dividends. Cash interest is equal to interest expense calculated in accordance with GAAP plus capitalized interest, less amortization of loan fees and debt premiums (discounts).

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and fixed charges and computes the fixed-charge coverage ratio for the three months and years ended December 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
Adjusted EBITDA	$523,747	$461,734	$1,997,518	$1,797,536

Interest expense	$31,967	$17,522	$74,204	$94,203
Capitalized interest	89,115	79,491	363,978	278,645
Amortization of loan fees	(4,059)	(3,975)	(15,486)	(13,549)
Amortization of debt discounts	(309)	(272)	(1,207)	(384)
Cash interest and fixed charges	$116,714	$92,766	$421,489	$358,915

Fixed-charge coverage ratio:
– period annualized	4.5x	5.0x	4.7x	5.0x
– trailing 12 months	4.7x	5.0x	4.7x	5.0x

We are not able to forecast fourth quarter net income without unreasonable effort and therefore do not provide a reconciliation for fixed-charge coverage ratio on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as quarterly components such as gain on sales of real estate, unrealized gains or losses on non-real estate investments, impairment of real estate, and impairment of non-real estate investments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would be potentially misleading for our investors.

Gross assets

Gross assets are calculated as total assets plus accumulated depreciation as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Total assets	$36,771,402	$35,523,399
Accumulated depreciation	4,985,019	4,354,063
Gross assets	$41,756,421	$39,877,462

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

Investment-grade or publicly traded large cap tenants

Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended December 31, 2023, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Investors Service and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decrease below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.

Investments in real estate

The following table presents our value-creation pipeline of new Class A/A+ development and redevelopment projects, excluding properties held for sale, as a percentage of gross assets as of December 31, 2023:

Percentage of Gross Assets
Under construction projects and near-term project expected to commence construction in the next two years (60% leased/negotiating)	9%
Income-producing/potential cash flows/covered land play(1)	7%
Land	4%

(1)Includes projects with existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses. These projects aggregated 1.1% of total annual rental revenue as of December 31, 2023 and are included in our industry mix chart as targeted for a future change in use. Refer to “High-quality and diverse client base in AAA locations” section under Item 2 in this annual report on Form 10-K for additional information.

The square footage presented in the table below is classified as operating as of December 31, 2023. These lease expirations or vacant space at recently acquired properties represent future opportunities for which we have the intent, subject to market conditions and leasing, to commence first-time conversion from non-laboratory space to laboratory space, or to commence future ground-up development:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2024	2025	Thereafter(1)	Total
Committed near-term project:
4161 Campus Point Court/University Town Center	Dev	159,884	—	—	159,884

Priority anticipated projects:
311 Arsenal Street/Cambridge/Inner Suburbs	Redev	308,446	25,312	—	333,758
269 East Grand Avenue/South San Francisco	Redev	107,250	—	—	107,250
3301 Monte Villa Parkway/Bothell	Redev	50,552	—	—	50,552
1020 Red River Street/Austin	Redev	—	126,034	—	126,034
		466,248	151,346	—	617,594
Future projects:
100 Edwin H. Land Boulevard/Cambridge	Dev	104,500	—	—	104,500
446, 458, 500, and 550 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	380,991	380,991
Other/Greater Boston	Redev	—	—	167,549	167,549
1122 and 1150 El Camino Real/South San Francisco	Dev	—	—	375,232	375,232
3875 Fabian Way/Greater Stanford	Dev	—	—	228,000	228,000
2100, 2200, 2300, and 2400 Geng Road/Greater Stanford	Dev	84,083	—	78,501	162,584
960 Industrial Road/Greater Stanford	Dev	—	—	112,590	112,590
10975 and 10995 Torreyana Road/Torrey Pines	Dev	84,829	—	—	84,829
Campus Point by Alexandria/University Town Center	Dev	335,308	—	—	335,308
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	684,866	684,866
830 4th Avenue South/SoDo	Dev	—	—	42,380	42,380
Other/Seattle	Dev	—	—	77,376	77,376
100 Capitola Drive/Research Triangle	Dev	—	—	34,527	34,527
1001 Trinity Street/Austin	Dev	—	72,938	—	72,938
Canada	Redev	—	—	247,743	247,743
		608,720	72,938	2,429,755	3,111,413
		1,234,852	224,284	2,429,755	3,888,891

(1)Includes vacant square footage as of December 31, 2023.

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

Mega campus

Mega campuses are cluster campuses that consist of approximately 1 million RSF or more, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. The following table reconciles our annual rental revenue and value-creation pipeline RSF as of December 31, 2023 (dollars in thousands):

	Annual Rental Revenue	Value-Creation Pipeline RSF
Mega campus	$1,621,074	20,859,507
Non-mega campus	547,096	10,648,805
Total	$2,168,170	31,508,312

Mega campus as a percentage of total annual rental revenue and of total value-creation pipeline RSF	75%	66%

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

We are not able to forecast fourth quarter net income without unreasonable effort and therefore do not provide a reconciliation for net debt and preferred stock to Adjusted EBITDA ratio on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing of dispositions, capital events, and financing decisions, as well as quarterly components such as gain on sales of real estate, unrealized gains or losses on non-real estate investments, impairment of real estate, and impairment of non-real estate investments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would be potentially misleading for our investors.

The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of December 31, 2023 and 2022 (dollars in thousands):

	December 31,
	2023		2022
Secured notes payable	$119,662		$59,045
Unsecured senior notes payable	11,096,028		10,100,717
Unsecured senior line of credit and commercial paper	99,952		—
Unamortized deferred financing costs	76,329		74,918
Cash and cash equivalents	(618,190)		(825,193)
Restricted cash	(42,581)		(32,782)
Preferred stock	—		—
Net debt and preferred stock	$10,731,200		$9,376,705

Adjusted EBITDA:
– quarter annualized	$2,094,988		$1,846,936
– trailing 12 months	$1,997,518		$1,797,536

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.1	x	5.1	x
– trailing 12 months	5.4	x	5.2	x

Net operating income, net operating income (cash basis), and operating margin

The following table reconciles net income to net operating income and net operating income (cash basis) and computes operating margin for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Net income	$280,994	$670,701	$654,282

Equity in earnings of unconsolidated real estate joint ventures	(980)	(645)	(12,255)
General and administrative expenses	199,354	177,278	151,461
Interest expense	74,204	94,203	142,165
Depreciation and amortization	1,093,473	1,002,146	821,061
Impairment of real estate	461,114	64,969	52,675
Loss on early extinguishment of debt	—	3,317	67,253
Gain on sales of real estate	(277,037)	(537,918)	(126,570)
Investment loss (income)	195,397	331,758	(259,477)
Net operating income	2,026,519	1,805,809	1,490,595
Straight-line rent revenue	(133,917)	(118,003)	(115,145)
Amortization of acquired below-market leases	(93,331)	(74,346)	(54,780)
Net operating income (cash basis)	$1,799,271	$1,613,460	$1,320,670

Net operating income (from above)	$2,026,519	$1,805,809	$1,490,595
Total revenues	$2,885,699	$2,588,962	$2,114,150
Operating margin	70%	70%	71%

Net operating income is a non-GAAP financial measure calculated as net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding equity in the earnings of our unconsolidated real estate joint ventures, general and administrative expenses, interest expense, depreciation and amortization, impairments of real estate, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and investment income or loss. We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe net operating income is a useful measure for investors to evaluate the operating performance of our consolidated real estate assets. Net operating income on a cash basis is net operating income adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease revenue adjustments required by GAAP. We believe that net operating income on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent revenue and the amortization of acquired above- and below-market leases.

Furthermore, we believe net operating income is useful to investors as a performance measure of our consolidated properties because, when compared across periods, net operating income reflects trends in occupancy rates, rental rates, and operating costs, which provide a perspective not immediately apparent from net income or loss. Net operating income can be used to measure the initial stabilized yields of our properties by calculating net operating income generated by a property divided by our investment in the property. Net operating income excludes certain components from net income in order to provide results that are more closely related to the results of operations of our properties. For example, interest expense is not necessarily linked to the operating performance of a real estate asset and is often incurred at the corporate level rather than at the property level. In addition, depreciation and amortization, because of historical cost accounting and useful life estimates, may distort comparability of operating performance at the property level. Impairments of real estate have been excluded in deriving net operating income because we do not consider impairments of real estate to be property-level operating expenses. Impairments of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses. Our impairments of real estate represent the write-down in the value of the assets to the estimated fair value less cost to sell. These impairments result from investing decisions or a deterioration in market conditions. We also exclude realized and unrealized investment gain or loss, which results from investment decisions that occur at the corporate level related to non-real estate investments in publicly traded companies and certain privately held entities. Therefore, we do not consider these activities to be an indication of operating performance of our real estate assets at the property level. Our calculation of net operating income also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt, as these charges often relate to corporate strategy. Property operating expenses included in determining net operating income primarily consist of costs that are related to our operating properties, such as utilities, repairs, and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, rent, and supplies that are incurred as part of corporate office management. We calculate operating margin as net operating income divided by total revenues.

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

Operating statistics

We present certain operating statistics related to our properties, including number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations as of the end of the period. We believe these measures are useful to investors because they facilitate an understanding of certain trends for our properties. We compute the number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations at 100% for all properties in which we have an investment, including properties owned by our consolidated and unconsolidated real estate joint ventures. For operating metrics based on annual rental revenue, refer to the definition of “Annual rental revenue” in this “Non-GAAP measures and definitions” section within this Item 7 in this annual report on Form 10-K.

Same property comparisons

As a result of changes within our total property portfolio during the comparative periods presented, including changes from assets acquired or sold, properties placed into development or redevelopment, and development or redevelopment properties recently placed into service, the consolidated total income from rentals, as well as rental operating expenses in our operating results, can show significant changes from period to period. In order to supplement an evaluation of our results of operations over a given quarterly or annual period, we analyze the operating performance for all consolidated properties that were fully operating for the entirety of the comparative periods presented, referred to as same properties. We separately present quarterly and year-to-date same property results to align with the interim financial information required by the SEC in our management’s discussion and analysis of our financial condition and results of operations. These same properties are analyzed separately from properties acquired subsequent to the first day in the earliest comparable quarterly or year-to-date period presented, properties that underwent development or redevelopment at any time during the comparative periods, unconsolidated real estate joint ventures, properties classified as held for sale, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results. Additionally, termination fees, if any, are excluded from the results of same properties. Refer to “Same properties” within this Item 7 in this annual report on Form 10-K for additional information.

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

We classify rental revenues and tenant recoveries generated through the leasing of real estate assets within revenues in income from rentals in our consolidated statements of operations. We provide investors with a separate presentation of rental revenues and tenant recoveries in the “Comparison of results for the year ended December 31, 2023 to the year ended December 31, 2022” subsection of the “Results of operations” section within this Item 7 because we believe it promotes investors’ understanding of our operating results. We believe that the presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect to net income for any significant variability to components of our operating expenses.

The following table reconciles income from rentals to tenant recoveries for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income from rentals	$2,842,456	$2,576,040	$2,108,249
Rental revenues	(2,143,971)	(1,950,098)	(1,618,592)
Tenant recoveries	$698,485	$625,942	$489,657

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Unencumbered net operating income	$2,022,177	$1,790,033	$1,444,307
Encumbered net operating income	4,342	15,776	46,288
Total net operating income	$2,026,519	$1,805,809	$1,490,595
Unencumbered net operating income as a percentage of total net operating income	99.8%	99.1%	96.9%

Weighted-average shares of common stock outstanding – diluted

From time to time, we enter into capital market transactions, including forward equity sales agreements (“Forward Agreements”), to fund acquisitions, to fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. We are required to consider the potential dilutive effect of our Forward Agreements under the treasury stock method while the Forward Agreements are outstanding. As of December 31, 2023, we had no Forward Agreements outstanding. Refer to Note 15 – “Stockholders’ equity” to our consolidated financial statements under Item 15 in this annual report on Form 10-K for additional information.

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the years ended December 31, 2023, 2022, and 2021 are calculated as follows. Also shown are the weighted-average unvested shares associated with restricted stock awards used in calculating the amounts allocable to unvested stock award holders for each of the respective periods presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Basic shares for earnings per share	170,909	161,659	146,921
Forward Agreements	—	—	539
Diluted shares for earnings per share	170,909	161,659	147,460

Basic shares for funds from operations per share and funds from operations per share, as adjusted	170,909	161,659	146,921
Forward Agreements	—	—	539
Diluted shares for funds from operations per share and funds from operations per share, as adjusted	170,909	161,659	147,460

Weighted-average unvested restricted shares used in the allocations of net income, funds from operations, and funds from operations, as adjusted	2,325	1,723	1,782

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of December 31, 2023, we did not have any outstanding interest rate hedge agreements.

Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates, assuming a zero percent interest rate floor, on our fixed- and variable-rate debt as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(339)	$(597)
Rate decrease of 1%	$339	$597

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(742,460)	$(668,639)
Rate decrease of 1%	$847,335	$759,638

These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of December 31, 2023 and 2022, respectively. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because we hold equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in our consolidated balance sheets at fair value. Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV per share are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value of public investments, changes in NAV per share reported by privately held entities, and observable price changes of privately held entities that do not report NAV per share are classified as investment income in our consolidated statements of operations. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Equity price risk:
Fair value increase of 10%	$144,952	$161,507
Fair value decrease of 10%	$(144,952)	$(161,507)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada and Asia. The functional currencies of our foreign subsidiaries are the local currencies in each respective country. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of operations are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss). Gains or losses will be reflected in our consolidated statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following tables illustrate the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$311	$147
Rate decrease of 10%	$(311)	$(147)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$37,346	$22,523
Rate decrease of 10%	$(37,346)	$(22,523)

The sensitivity analyses assume a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the year ended December 31, 2023 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of December 31, 2023, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 and 2022. In making its assessment, management has utilized the criteria set forth in the 2013 framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (COSO 2013). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered accounting firm, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alexandria Real Estate Equities, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Alexandria Real Estate Equities, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Alexandria Real Estate Equities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2023 and the related notes and financial statement schedule listed in the Index at Item 15 and our report dated January 29, 2024, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Los Angeles, California
January 29, 2024

ITEM 9B. OTHER INFORMATION

Disclosure of 10b5-1 plans

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the year ended December 31, 2023.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2024 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year (the “2024 Proxy Statement”) under the captions “Directors and Executive Officers” and “Corporate Governance Guidelines and Code of Ethics.”

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference from our 2024 Proxy Statement under the caption “Executive Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information on the Company’s equity compensation plan as of December 31, 2023:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plan Approved by Stockholders — Amended and Restated 1997 Stock Award and Incentive Plan	—	—	2,708,800

The other information required by this Item is incorporated herein by reference from our 2024 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference from our 2024 Proxy Statement under the captions “Certain Relationships and Related Transactions,” “Policies and Procedures with Respect to Related-Person Transactions,” and “Director Independence.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference from our 2024 Proxy Statement under the caption “Fees Billed by Independent Registered Public Accountants.”

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)    Financial Statements and Financial Statement Schedule

The financial statements and financial statement schedule required by this Item are included as a separate section in this annual report on Form 10-K beginning on page F-1.

(a)(3) Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1*	Articles of Amendment and Restatement of the Company	Form 10-Q	August 14, 1997
3.2*	Certificate of Correction of the Company	Form 10-Q	August 14, 1997
3.3*	Articles of Amendment of the Company, dated May 10, 2017	Form 8-K	May 12, 2017
3.4*	Articles of Amendment of the Company, dated May 18, 2022	Form 8-K	May 19, 2022
3.5*	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.6*	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.7*	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.8*	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.9*	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.10*	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.11*	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.12*	Articles Supplementary, dated May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
3.13*	Amended and Restated Bylaws of the Company (Amended September 21, 2023)	Form 8-K	September 22, 2023
4.1*	Specimen certificate representing shares of common stock	Form 10-Q	May 5, 2011
4.2*	Indenture, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K	February 29, 2012

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
4.3*
Supplemental Indenture No. 4, dated as of July 18, 2014, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee
		Form 8-K	July 18, 2014
4.4*	Form of 4.500% Senior Notes due 2029 (included in Exhibit 4.3 above)	Form 8-K	July 18, 2014
4.5*	Indenture, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015
4.6*	Supplemental Indenture No. 1, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015
4.7*	Form of 4.30% Senior Notes due 2026 (included in Exhibit 4.6 above)	Form 8-K	November 17, 2015
4.8*	Supplemental Indenture No. 2, dated as of June 10, 2016, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	June 10, 2016
4.9*	Form of 3.95% Senior Notes due 2027 (included in Exhibit 4.8 above)	Form 8-K	June 10, 2016
4.10*	Indenture, dated as of March 3, 2017, among the Company, as Issuer Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.11*	Supplemental Indenture No. 1, dated as of March 3, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.12*	Form of 3.95% Senior Notes due 2028 (included in Exhibit 4.11 above)	Form 8-K	March 3, 2017
4.13*	Supplemental Indenture No. 2, dated as of November 20, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	November 20, 2017
4.14*	Form of 3.45% Senior Notes due 2025 (included in Exhibit 4.13 above)	Form 8-K	November 20, 2017
4.15*	Supplemental Indenture No. 3, dated as of June 21, 2018, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	June 21, 2018
4.16*	Supplemental Indenture No. 4, dated as of June 21, 2018, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	June 21, 2018
4.17*	Form of 4.700% Senior Notes due 2030 (included in Exhibit 4.16 above)	Form 8-K	June 21, 2018
4.18*	Supplemental Indenture No. 5, dated as of March 21, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 21, 2019
4.19*	Form of 3.800% Senior Notes due 2026 (included in Exhibit 4.18 above)	Form 8-K	March 21, 2019
4.20*	Supplemental Indenture No. 6, dated as of March 21, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 21, 2019
4.21*	Form of 4.850% Senior Notes due 2049 (included in Exhibit 4.20 above)	Form 8-K	March 21, 2019
4.22*	Supplemental Indenture No. 8, dated as of July 15, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	July 15, 2019
4.23*	Form of 3.375% Senior Notes due 2031 (included in Exhibit 4.22 above)	Form 8-K	July 15, 2019
4.24*	Supplemental Indenture No. 9, dated as of July 15, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	July 15, 2019
4.25*	Supplemental Indenture No. 11 dated as of September 12, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	September 12, 2019
4.26*	Form of 4.000% Senior Notes due 2050 (included in Exhibit 4.25 above)	Form 8-K	July 15, 2019

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
4.27*	Supplemental Indenture No. 10, dated as of September 12, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	September 12, 2019
4.28*	Form of 2.750% Senior Notes due 2029 (included in Exhibit 4.27 above)	Form 8-K	September 12, 2019
4.29*	Supplemental Indenture No. 12, dated as of March 26, 2020, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 26, 2020
4.30*	Form of 4.900% Senior Notes due 2030 (included in Exhibit 4.29 above)	Form 8-K	March 26, 2020
4.31*	Supplemental Indenture No. 13, dated August 5, 2020, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Trust Bank, as Trustee	Form 8-K	August 5, 2020
4.32*	Form of 1.875% Senior Notes due 2033 (included in Exhibit 4.31 above)	Form 8-K	August 5, 2020
4.33*	Supplemental Indenture No. 14, dated February 18, 2021, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Trust Bank, as Trustee	Form 8-K	February 18, 2021
4.34*	Form of 2.000 % Senior Notes due 2032 (included in Exhibit 4.33 above)	Form 8-K	February 18, 2021
4.35*	Supplemental Indenture No. 15, dated February 18, 2021, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Trust Bank, as Trustee	Form 8-K	February 18, 2021
4.36*	Form of 3.000 % Senior Notes due 2051 (included in Exhibit 4.35 above)	Form 8-K	February 18, 2021
4.37*	Supplemental Indenture No. 16, dated February 16, 2022, among the Company, as Issuer, Alexandria Real Estate Equities, L.P. as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 16, 2022
4.38*	Form of 2.950% Senior Notes due 2034 (included in Exhibit 4.37 above)	Form 8-K	February 16, 2022
4.39*	Supplemental Indenture No. 17, dated February 16, 2022, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 16, 2022
4.40*	Form of 3.550% Senior Notes due 2052 (included in Exhibit 4.39 above)	Form 8-K	February 16, 2022
4.41*	Supplemental Indenture No. 18, dated as of February 16, 2023, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 16, 2023
4.42*	Form of 4.750% Senior Notes due 2035 (included in Exhibit 4.41 above)	Form 8-K	February 16, 2023
4.43*	Supplemental Indenture No. 19, dated as of February 16, 2023, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 16, 2023
4.44*	Form of 5.150% Senior Notes due 2053 (included in Exhibit 4.43 above)	Form 8-K	February 16, 2023
4.45	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	N/A	Filed herewith
10.1*
Second Amended and Restated Credit Agreement, dated June 28, 2023, among the Company, as Borrower, Alexandria Real Estate Equities, L.P., as a Guarantor, Citibank, N.A., as Administrative Agent, and the lenders and other parties thereto
		Form 10-Q	July 24, 2023
10.2*(1)	Amended and Restated 1997 Stock Award and Incentive Plan of the Company	Form 8-K	May 19, 2022
10.3*(1)	Form of Non-Employee Director Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	Form S-11	May 5, 1997
10.4*(1)	Form of Incentive Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	Form S-11	May 5, 1997
10.5*(1)	Form of Nonqualified Stock Option Agreement for use in connection with options issued pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	Form S-11	May 5, 1997
10.6*(1)	Form of Employee Restricted Stock Agreement for use in connection with shares of restricted stock issued to employees pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	Form 10-K	January 30, 2018

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
10.7*(1)
Form of Employee Restricted Stock Agreement (U.S. Affiliate) for use in connection with shares of restricted stock issued to employees pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan
		Form 10-K	January 30, 2018
10.8*(1)
Form of Independent Director Restricted Stock Agreement for use in connection with shares of restricted stock issued to directors pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan
		Form 10-K	January 30, 2018
10.9*(1)
Form of Independent Contractor Restricted Stock Agreement for use in connection with shares of restricted stock issued to independent contractors pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan
		Form 10-K	January 30, 2018
10.10*(1)	The Company’s 2000 Deferred Compensation Plan, amended and restated effective as of January 1, 2010	Form 10-K	March 1, 2011
10.11*(1)	The Company’s 2000 Deferred Compensation Plan for Directors, amended and restated effective as of January 1, 2010	Form 10-K	March 1, 2011
10.12*(1)	Amended and Restated Executive Employment Agreement, effective as of January 1, 2015, by and between the Company and Joel S. Marcus	Form 8-K	April 7, 2015
10.13*(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated July 3, 2017, by and between the Company and Joel S. Marcus	Form 8-K	July 3, 2017
10.14*(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, entered into on March 20, 2018, by and between the Company and Joel S. Marcus	Form 10-Q	May 1, 2018
10.15*(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated January 15, 2019, by and between the Company and Joel S. Marcus	Form 8-K	January 18, 2019
10.16*(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated June 8, 2020, by and between the Company and Joel S. Marcus	Form 10-Q	July 27, 2020
10.17*(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated August 30, 2023, by and between the Company and Joel S. Marcus	Form 10-Q	October 23, 2023
10.18(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated January 5, 2024, by and between the Company and Joel S. Marcus	N/A	Filed herewith
10.19*(1)	Third Amended and Restated Executive Employment Agreement between the Company and Peter M. Moglia, entered into on May 22, 2018 and effective as of May 22, 2018	Form 10-Q	July 31, 2018
10.20(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated January 5, 2024, by and between the Company and Peter Moglia	N/A	Filed herewith
10.21*(1)	Fourth Amended and Restated Executive Employment Agreement between the Company and Dean A. Shigenaga, entered into on March 20, 2018 and effective as of April 23, 2018	Form 10-Q	May 1, 2018
10.22*(1)	Amended and Restated Executive Employment Agreement between the Company and Marc E. Binda, entered into on August 17, 2023 and effective as of September 15, 2023	Form 10-Q	October 23, 2023
10.23*(1)	Executive Employment Agreement between the Company and Daniel J. Ryan, entered into on May 22, 2018 and effective as of May 22, 2018	Form 10-Q	July 31, 2018
10.24*(1)	Second Amended and Restated Executive Employment Agreement between the Company and Vincent R. Ciruzzi, Jr., entered into on October 1, 2015 and effective as of October 1, 2015	Form 10-K	February 1, 2021
10.25*(1)	Executive Employment Agreement between the Company and Hunter Kass, entered into on January 1, 2021 and effective as of January 1, 2021	Form 10-K	January 31, 2022
10.26(1)	Summary of Director Compensation Arrangements	N/A	Filed herewith
10.27*(1)	Anniversary Bonus Plan of the Company	Form 8-K	June 17, 2010

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
10.28*(1)	Form of Indemnification Agreement between the Company and each of its directors and officers	Form 10-K	March 1, 2011
14.1	The Company’s Business Integrity Policy and Procedures for Reporting Non-Compliance (code of ethics pursuant to Item 406 of Regulation S-K)	N/A	Filed herewith
21.1	List of Subsidiaries of the Company	N/A	Filed herewith
22.1	List of Guarantor Subsidiaries of the Company	N/A	Filed herewith
23.1	Consent of Ernst & Young LLP	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
97.1(1)	Incentive Compensation Recoupment Policy	N/A	Filed herewith
101.1	The following materials from the Company’s annual report on Form 10-K for the three months and year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and 2022, (ii) Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021, (iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the years ended December 31, 2023, 2022, and 2021, (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021, (vi) Notes to Consolidated Financial Statements, and (vii) Schedule III — Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation of the Company.	N/A	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	N/A	Filed herewith

(*) Incorporated by reference.
(1) Management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
Dated:	January 29, 2024	By:	/s/ Joel S. Marcus
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

Signature	Title	Date

/s/ Joel S. Marcus	Executive Chairman (Principal Executive Officer)	January 29, 2024
Joel S. Marcus

/s/ Peter M. Moglia	Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)	January 29, 2024
Peter M. Moglia

/s/ Marc E. Binda	Chief Financial Officer and Treasurer (Principal Financial Officer)	January 29, 2024
Marc E. Binda

/s/ Andres R. Gavinet	Chief Accounting Officer (Principal Accounting Officer)	January 29, 2024
Andres R. Gavinet

/s/ Steven R. Hash	Lead Director	January 29, 2024
Steven R. Hash

/s/ James P. Cain	Director	January 29, 2024
James P. Cain

/s/ Cynthia L. Feldmann	Director	January 29, 2024
Cynthia L. Feldmann

/s/ Maria C. Freire	Director	January 29, 2024
Maria C. Freire

/s/ Richard H. Klein	Director	January 29, 2024
Richard H. Klein

/s/ Sheila K. McGrath	Director	January 29, 2024
Sheila K. McGrath

/s/ Michael A. Woronoff	Director	January 29, 2024
Michael A. Woronoff
S-2

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Alexandria Real Estate Equities, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 29, 2024 expressed an unqualified opinion thereon.

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
Valuation of long-lived real estate assets

Description of the Matter
As more fully disclosed in Notes 2 and 3 to the consolidated financial statements, the Company monitors its long-lived real estate assets for triggering events or impairment indicators. For long-lived real estate assets classified as held for sale, an impairment charge is recognized if the carrying amount of the asset exceeds its fair value less cost to sell. During the year ended December 31, 2023, the Company recognized impairment charges totaling $461.1 million, of which $183.8 million was related to long-lived assets classified as held for sale as of December 31, 2023.

Auditing the Company’s valuation of properties classified as held for sale as of December 31, 2023 is subjective due to the judgment used by management to estimate the fair values of the properties.

How we Addressed the Matter in Our Audit
Our audit procedures related to the valuation of long-lived real estate assets classified as held for sale included the following procedures, among others:

We tested the design and operating effectiveness of controls over the Company’s process for estimating the fair values of long-lived real estate assets classified as held for sale.

We tested the Company’s valuation of long-lived real estate assets classified as held for sale by comparing the estimated values to executed agreements with potential buyers, recent comparable sales transactions, and other external market data. Our internal valuation specialists assisted us in identifying the relevant transactions and market data.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

Los Angeles, California
January 29, 2024

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2023	2022
Assets
Investments in real estate	$31,633,511	$29,945,440
Investments in unconsolidated real estate joint ventures	37,780	38,435
Cash and cash equivalents	618,190	825,193
Restricted cash	42,581	32,782
Tenant receivables	8,211	7,614
Deferred rent	1,050,319	942,646
Deferred leasing costs	509,398	516,275
Investments	1,449,518	1,615,074
Other assets	1,421,894	1,599,940
Total assets	$36,771,402	$35,523,399

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$119,662	$59,045
Unsecured senior notes payable	11,096,028	10,100,717
Unsecured senior line of credit and commercial paper	99,952	—
Accounts payable, accrued expenses, and other liabilities	2,610,943	2,471,259
Dividends payable	221,824	209,131
Total liabilities	14,148,409	12,840,152

Commitments and contingencies

Redeemable noncontrolling interests	16,480	9,612

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock, $0.01 par value per share, 400,000,000 shares authorized as of December 31, 2023 and 2022; 171,910,599 and 170,748,395 shares issued and outstanding as of December 31, 2023 and 2022, respectively	1,719	1,707
Additional paid-in capital	18,485,352	18,991,492
Accumulated other comprehensive loss	(15,896)	(20,812)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	18,471,175	18,972,387
Noncontrolling interests	4,135,338	3,701,248
Total equity	22,606,513	22,673,635
Total liabilities, noncontrolling interests, and equity	$36,771,402	$35,523,399

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Income from rentals	$2,842,456	$2,576,040	$2,108,249
Other income	43,243	12,922	5,901
Total revenues	2,885,699	2,588,962	2,114,150

Expenses:
Rental operations	859,180	783,153	623,555
General and administrative	199,354	177,278	151,461
Interest	74,204	94,203	142,165
Depreciation and amortization	1,093,473	1,002,146	821,061
Impairment of real estate	461,114	64,969	52,675
Loss on early extinguishment of debt	—	3,317	67,253
Total expenses	2,687,325	2,125,066	1,858,170

Equity in earnings of unconsolidated real estate joint ventures	980	645	12,255
Investment (loss) income	(195,397)	(331,758)	259,477
Gain on sales of real estate	277,037	537,918	126,570
Net income	280,994	670,701	654,282
Net income attributable to noncontrolling interests	(177,355)	(149,041)	(83,035)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	103,639	521,660	571,247
Net income attributable to unvested restricted stock awards	(11,195)	(8,392)	(7,848)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$92,444	$513,268	$563,399

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.54	$3.18	$3.83
Diluted	$0.54	$3.18	$3.82

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$280,994	$670,701	$654,282
Other comprehensive income (loss)
Unrealized gains (losses) on foreign currency translation:
Unrealized foreign currency translation gains (losses) arising during the period	4,916	(13,518)	(669)
Unrealized gains (losses) on foreign currency translation, net	4,916	(13,518)	(669)

Total other comprehensive income (loss)	4,916	(13,518)	(669)
Comprehensive income	285,910	657,183	653,613
Less: comprehensive income attributable to noncontrolling interests	(177,355)	(149,041)	(83,035)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$108,555	$508,142	$570,578

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2020	136,690,329	$1,367	$11,730,970	$—	$(6,625)	$1,706,724	$13,432,436	$11,342
Net income	—	—	—	571,247	—	82,169	653,416	866
Total other comprehensive loss	—	—	—	—	(669)	—	(669)	—
Contributions from and sales of noncontrolling interests	—	—	989,393	—	—	1,157,668	2,147,061	282
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(112,465)	(112,465)	(2,878)
Issuance of common stock	20,827,052	208	3,528,889	—	—	—	3,529,097	—
Issuance pursuant to stock plan	709,737	7	97,926	—	—	—	97,933	—
Taxes related to net settlement of equity awards	(183,238)	(2)	(34,336)	—	—	—	(34,338)	—
Dividends declared on common stock ($4.48 per share)	—	—	—	(688,833)	—	—	(688,833)	—
Reclassification of distributions in excess of earnings	—	—	(117,586)	117,586	—	—	—	—
Balance as of December 31, 2021	158,043,880	1,580	16,195,256	—	(7,294)	2,834,096	19,023,638	9,612
Net income	—	—	—	521,660	—	148,236	669,896	805
Total other comprehensive loss	—	—	—	—	(13,518)	—	(13,518)	—
Contributions from and sales of noncontrolling interests	—	—	649,623	—	—	910,506	1,560,129	—
Distributions to and redemption of noncontrolling interests	—	—	(111)	—	—	(191,590)	(191,701)	(805)
Issuance of common stock	12,250,645	123	2,346,321	—	—	—	2,346,444	—
Issuance pursuant to stock plan	749,101	7	109,217	—	—	—	109,224	—
Taxes related to net settlement of equity awards	(295,231)	(3)	(47,448)	—	—	—	(47,451)	—
Dividends declared on common stock ($4.72 per share)	—	—	—	(783,026)	—	—	(783,026)	—
Reclassification of distributions in excess of earnings	—	—	(261,366)	261,366	—	—	—	—
Balance as of December 31, 2022	170,748,395	$1,707	$18,991,492	$—	$(20,812)	$3,701,248	$22,673,635	$9,612

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests (continued)
(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2022	170,748,395	$1,707	$18,991,492	$—	$(20,812)	$3,701,248	$22,673,635	$9,612
Net income	—	—	—	103,639	—	176,431	280,070	924
Total other comprehensive income	—	—	—	—	4,916	—	4,916	—
Contributions from and sales of noncontrolling interests	—	—	33,896	—	—	508,693	542,589	35,250
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(243,268)	(243,268)	(37,072)
Transfer of noncontrolling interests	—	—	—	—	—	(7,766)	(7,766)	7,766
Issuance of common stock	699,274	7	103,839	—	—	—	103,846	—
Issuance pursuant to stock plan	798,729	8	156,257	—	—	—	156,265	—
Taxes related to net settlement of equity awards	(335,799)	(3)	(43,595)	—	—	—	(43,598)	—
Dividends declared on common stock ($4.96 per share)	—	—	—	(860,176)	—	—	(860,176)	—
Reclassification of distributions in excess of earnings	—	—	(756,537)	756,537	—	—	—	—
Balance as of December 31, 2023	171,910,599	$1,719	$18,485,352	$—	$(15,896)	$4,135,338	$22,606,513	$16,480

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net income	$280,994	$670,701	$654,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,093,473	1,002,146	821,061
Impairment of real estate	461,114	64,969	52,675
Gain on sales of real estate	(277,037)	(537,918)	(126,570)
Loss on early extinguishment of debt	—	3,317	67,253
Equity in earnings of unconsolidated real estate joint ventures	(980)	(645)	(12,255)
Distributions of earnings from unconsolidated real estate joint ventures	3,257	3,374	20,350
Amortization of loan fees	15,486	13,549	11,441
Amortization of debt discounts (premiums)	1,207	384	(2,041)
Amortization of acquired above- and below-market leases	(93,331)	(74,346)	(54,780)
Deferred rent	(133,917)	(118,003)	(115,145)
Stock compensation expense	82,858	57,740	48,669
Investment loss (income)	195,397	331,758	(259,477)
Changes in operating assets and liabilities:
Tenant receivables	(102)	(273)	(44)
Deferred leasing costs	(109,339)	(181,322)	(131,560)
Other assets	798	(18,960)	(24,591)
Accounts payable, accrued expenses, and other liabilities	110,672	77,850	60,929
Net cash provided by operating activities	1,630,550	1,294,321	1,010,197

Investing Activities
Proceeds from sales of real estate	1,195,743	994,331	190,576
Additions to real estate	(3,418,296)	(3,307,313)	(2,089,849)
Purchases of real estate	(265,750)	(2,877,861)	(5,434,652)
Change in escrow deposits	(5,582)	155,968	(161,696)
Sales of interest in unconsolidated real estate joint ventures	—	—	394,952
Acquisitions of interest in unconsolidated real estate joint venture	—	—	(9,048)
Investments in unconsolidated real estate joint ventures	(658)	(1,442)	(13,666)
Return of capital from unconsolidated real estate joint ventures	—	471	—
Additions to non-real estate investments	(189,472)	(242,932)	(408,564)
Sales of and distributions from non-real estate investments	183,396	198,320	424,623
Net cash used in investing activities	$(2,500,619)	$(5,080,458)	$(7,107,324)
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2023	2022	2021
Financing Activities
Borrowings under secured notes payable	$59,957	$49,715	$10,005
Repayments of borrowings under secured notes payable	(30)	(934)	(17,979)
Payment for the defeasance of secured note payable	—	(198,304)	—
Proceeds from issuances of unsecured senior notes payable	996,205	1,793,318	1,743,716
Repayments of unsecured senior notes payable	—	—	(650,000)
Borrowings under unsecured senior line of credit	1,245,000	1,181,000	3,521,000
Repayments of borrowings under unsecured senior line of credit	(1,245,000)	(1,181,000)	(3,521,000)
Proceeds from issuance under commercial paper program	9,234,000	14,641,500	30,951,300
Repayments of borrowings under commercial paper program	(9,134,000)	(14,911,500)	(30,781,300)
Premium paid for early extinguishment of debt	—	—	(66,829)
Payments of loan fees	(16,047)	(35,612)	(18,938)
Taxes paid related to net settlement of equity awards	(24,592)	(47,289)	(34,338)
Proceeds from issuance of common stock	103,846	2,346,444	3,529,097
Dividends on common stock	(847,483)	(757,742)	(655,968)
Contributions from and sales of noncontrolling interests	547,391	1,542,347	2,026,486
Distributions to and purchases of noncontrolling interests	(245,091)	(192,171)	(118,891)
Net cash provided by financing activities	674,156	4,229,772	5,916,361

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(1,291)	(887)	(1,712)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(197,204)	442,748	(182,478)
Cash, cash equivalents, and restricted cash as of the beginning of period	857,975	415,227	597,705
Cash, cash equivalents, and restricted cash as of the end of period	$660,771	$857,975	$415,227

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$46,583	$63,193	$139,471
Accrued construction for current-period additions to real estate	$629,351	$561,538	$474,751
Contribution of assets from real estate joint venture partner	$33,250	$19,146	$118,750
Issuance of noncontrolling interest to joint venture partner	$(33,250)	$(19,146)	$(118,750)
Transfer of real estate assets from tenants	$31,310	$—	$—
Payable for purchase of noncontrolling interest	$(35,250)	$—	$—
Right-of-use asset	$—	$21,776	$103,860
Lease liability	$—	$(21,776)	$(103,860)
Consolidation of real estate assets in connection with our acquisition of partner’s interest in unconsolidated real estate joint venture	$—	$—	$19,613
Assumption of secured note payable in connection with acquisition of partner’s interest in unconsolidated real estate joint venture	$—	$—	$(14,558)
Deferred purchase price in connection with acquisitions of real estate	$—	$—	$(81,119)
Assignment of secured notes payable in connection with sale of real estate	$—	$—	$28,200

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements

1.    ORGANIZATION AND BASIS OF PRESENTATION

Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® life science REIT, is the pioneer of the life science real estate niche since its founding in 1994. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative life science, agtech, and advanced technology mega campuses in AAA innovation cluster locations, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. Alexandria has a total market capitalization of $33.1 billion and an asset base in North America of 73.5 million SF as of December 31, 2023. As used in this annual report on Form 10-K, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

Any references to our total market capitalization, number or quality of buildings or tenants, quality of location, square footage, number of leases, or occupancy percentage, and any amounts derived from these values in these notes to consolidated financial statements are outside the scope of our independent registered public accounting firm’s procedures.

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

Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements for information on specific joint ventures that qualify for evaluation under the voting model.

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

Reportable segment

We are engaged in the business of providing space for lease to life science, agtech, and technology tenants. Our properties are similar in that they provide space for lease to the aforementioned industries, consist of improvements that are generic and reusable, are primarily located in AAA innovation cluster locations, and have similar economic characteristics. Our chief operating decision makers, represented by our Executive Chairman and our Chief Executive Officer and Chief Investment Officer, review financial information for our entire consolidated operations when making decisions related to assessing our operating performance, and review financial information for our individual properties when determining how to allocate resources related to capital expenditures. We have aggregated the properties into one reportable segment as the properties share similar long-term economic characteristics and have other similarities, including the fact that they are operated using consistent business strategies, are typically located in major metropolitan areas, and have similar tenant mixes. The financial information disclosed herein represents all of the financial information related to our one reportable segment.

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

International operations

In addition to operating properties in the U.S., we have 12 properties in Canada. The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. The local currency of a foreign subsidiary serves as its functional currency. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Revenue and expense accounts of our foreign subsidiaries are translated using the weighted-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss).

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries. As a REIT, we generally limit our ownership of each individual entity’s voting stock to less than 10%. We evaluate each investment to determine whether we have the ability to exercise significant influence, but not control, over an investee. We evaluate investments in which our ownership is equal to or greater than 20%, but less than or equal to 50%, of an investee’s voting stock with a presumption that we have this ability. For our investments in limited partnerships that maintain specific ownership accounts, we presume that such ability exists when our ownership interest exceeds 3% to 5%. In addition to our ownership interest, we consider whether we have a board seat or whether we participate in the investee’s policymaking process, among other criteria, to determine if we have the ability to exert significant influence, but not control, over an investee. If we determine that we have such ability, we account for the investment under the equity method, as described below.

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

Revenues

The table below provides details of our consolidated total revenues for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$2,802,567	$2,534,862	$2,081,362
Direct financing and sales-type leases(1)	2,608	3,094	3,489
Revenues subject to the lease accounting standard	2,805,175	2,537,956	2,084,851
Revenues subject to the revenue recognition accounting standard	37,281	38,084	23,398
Income from rentals	2,842,456	2,576,040	2,108,249
Other income	43,243	12,922	5,901
Total revenues	$2,885,699	$2,588,962	$2,114,150
(1)We completed the sale of our real estate assets subject to sales-type leases in May 2022 and have had no sales-type leases since then.

During the years ended December 31, 2023, 2022, and 2021, revenues that were subject to the lease accounting standard aggregated $2.8 billion or 97.2%, $2.5 billion or 98.0%, and $2.1 billion or 98.6% of our total revenues, respectively. Our other income consisted primarily of management fees and interest income earned during each year presented. For a detailed discussion related to our revenue streams, refer to the “Lease accounting” subsection and the “Recognition of revenue arising from contracts with customers” section within this Note 2 to our consolidated financial statements.

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

We also record a general allowance related to the deferred rent balances that at the portfolio level (not the individual level) are not expected to be collected in full through the lease term. During the year ended December 31, 2023, we recorded adjustments aggregating $1.0 million, to increase the general allowance balance. As of December 31, 2023, our general allowance balance aggregated $21.4 million.

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

Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the years ended December 31, 2023 and 2022 included $37.3 million and $38.1 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, as discussed in the “Lessor accounting” subsection of the “Lease accounting” section within this Note 2, due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.

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

Forward equity sales agreements

We account for our forward equity sales agreements in accordance with the accounting guidance governing financial instruments and derivatives. Under the accounting guidance, none of our forward equity sales agreements outstanding during the year were deemed to be liabilities as they did not embody obligations to repurchase our shares, nor did they embody obligations to issue a variable number of shares for which the monetary value was predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluated whether the agreements met the derivatives and hedging guidance scope exception to be accounted for as equity instruments and concluded that the agreements can be classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies were based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock. As of December 31, 2023, we had no forward equity sales agreements outstanding.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Loan fees

Fees incurred in obtaining long-term financing are capitalized and classified with the corresponding debt instrument appearing on our consolidated balance sheets. Loan fees related to our unsecured senior line of credit are capitalized and classified within other assets. Capitalized amounts are amortized over the term of the related loan, and the amortization is classified in interest expense in our consolidated statements of operations.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Recent accounting pronouncements

On June 30, 2022, the FASB issued an ASU to clarify the guidance on fair value measurement of an equity security that is subject to a contractual sale restriction. Currently, some entities apply a discount to the price of their equity security investments subject to a contractual sale restriction, whereas others do not. This update eliminates the diversity in practice by clarifying that a recognition of a discount related to a contractual sale restriction is not permitted. We hold certain equity investments in publicly held entities that are subject to contractual sale restrictions. We do not recognize such discounts; therefore, the adoption of this accounting standard will have no impact on our consolidated financial statements. This update does not change the application of existing measurement guidance on share-based compensation. Pursuant to the disclosure requirements of this new standard, the footnotes to our consolidated financial statements will include incremental disclosures related to equity securities that are subject to contractual sale restrictions, including (i) the fair value of such equity securities reflected in the balance sheet, (ii) the nature and remaining duration of the corresponding restrictions, and (iii) any circumstances that could cause a lapse in the restrictions. We adopted this accounting standard on January 1, 2024.

On August 23, 2023, the FASB issued an ASU that will require a joint venture, upon formation, to measure its assets and liabilities at fair value in its standalone financial statements. A joint venture will recognize the difference between the fair value of its equity and the fair value of its identifiable assets and liabilities as goodwill (or an equity adjustment, if negative) using the business combination accounting guidance regardless of whether the net assets meet the definition of a business. The new accounting standard is intended to reduce diversity in practice.

This ASU will apply to joint ventures that meet the definition of a corporate joint venture under GAAP, thus limiting its scope to joint ventures not controlled and therefore not consolidated by any joint venture investor. We generally seek to maintain control of our real estate joint ventures and therefore expect this ASU to apply to a limited number, if any, of our unconsolidated real estate joint ventures formed after the adoption of this accounting standard. This standard does not change the accounting of investments by the investors in a joint venture in their individual financial statements, and therefore, its adoption will have no impact on our consolidated financial statements. This accounting standard will become effective for joint ventures with a formation date on or after January 1, 2025, with early adoption permitted. We expect to adopt this ASU on January 1, 2025.

On November 27, 2023, the FASB issued an ASU to require the disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”), and (iii) included in each reported measure of a segment’s profit or loss. Public entities will be required to provide this disclosure quarterly. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. Pursuant to this ASU, the footnotes to our consolidated financial statements will include incremental disclosures related to our single reportable segment, including the disclosures about our CODM’s review of our consolidated net operating income — the profit/loss measure of our single reportable segment — and a reconciliation of consolidated net operating income to our consolidated net income. Compliance with these and certain other disclosure requirements will be required for our annual report on Form 10-K for the year 2024, and for subsequent quarterly and annual reports, with early adoption permitted. We expect to adopt this ASU on January 1, 2025.

3.    INVESTMENTS IN REAL ESTATE
Our consolidated investments in real estate, including real estate assets classified as held for sale as described in Note 18 – “Assets classified as held for sale” to our consolidated financial statements, consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Rental properties:
Land (related to rental properties)	$4,385,515	$4,284,731
Buildings and building improvements	20,320,866	18,605,627
Other improvements	3,681,628	2,677,763
Rental properties	28,388,009	25,568,121
Development and redevelopment projects	8,226,309	8,715,335
Gross investments in real estate – North America	36,614,318	34,283,456
Less: accumulated depreciation – North America	(4,980,807)	(4,349,780)
Net investments in real estate – North America	31,633,511	29,933,676
Net investments in real estate – Asia	—	11,764
Investments in real estate	$31,633,511	$29,945,440

Acquisitions

Our real estate asset acquisitions during the year ended December 31, 2023 consisted of the following (dollars in thousands):

		Square Footage
Market	Number of Properties	Future Development	Active Development/Redevelopment	Operating With Future Development/Redevelopment	Purchase Price
Canada	1	—	—	247,743	$100,837
Other	4	1,089,349	110,717	185,676	158,139
Total	5	1,089,349	110,717	433,419	$258,976	(1)
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

During the year ended December 31, 2023, we acquired five properties for an aggregate purchase price of $259.0 million. In connection with our acquisitions, we recorded in-place lease assets aggregating $15.7 million and below-market lease liabilities in which we are the lessor aggregating $6.0 million. As of December 31, 2023, the weighted-average amortization period remaining on our in-place leases and below-market leases acquired during the year ended December 31, 2023 was 3.3 years and 2.0 years, respectively, and 3.0 years in total.

Acquired below-market leases

The balances of acquired below-market tenant leases existing as of December 31, 2023 and 2022 and related accumulated amortization, classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets as of December 31, 2023 and 2022, were as follows (in thousands):

	December 31,
	2023	2022
Acquired below-market leases	$696,875	$730,441
Accumulated amortization	(374,835)	(312,785)
	$322,040	$417,656

3.     INVESTMENTS IN REAL ESTATE (continued)

For the years ended December 31, 2023, 2022, and 2021, we recognized in rental revenues approximately $96.9 million, $78.0 million, and $57.7 million, respectively, related to the amortization of acquired below-market leases existing as of the end of each respective year.

The weighted-average amortization period of the value of acquired below-market leases existing as of December 31, 2023 was approximately 6.3 years, and the estimated annual amortization of the value of acquired below-market leases as of December 31, 2023 is as follows (in thousands):

Year	Amount
2024	$86,595
2025	38,796
2026	30,526
2027	29,995
2028	18,000
Thereafter	118,128
Total	$322,040

Acquired in-place leases

The balances of acquired in-place leases and related accumulated amortization, classified in other assets in our consolidated balance sheets as of December 31, 2023 and 2022, were as follows (in thousands):

	December 31,
	2023	2022
Acquired in-place leases	$1,115,259	$1,150,690
Accumulated amortization	(653,646)	(535,052)
	$461,613	$615,638

Amortization for these intangible assets, classified in depreciation and amortization expense in our consolidated statements of operations, was approximately $160.6 million, $169.5 million, and $146.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. The weighted-average amortization period of the value of acquired in-place leases was approximately 8.1 years, and the estimated annual amortization of the value of acquired in-place leases as of December 31, 2023 is as follows (in thousands):

Year	Amount
2024	$107,883
2025	75,610
2026	58,029
2027	48,279
2028	36,171
Thereafter	135,641
Total	$461,613

3.     INVESTMENTS IN REAL ESTATE (continued)
Sales of real estate assets and impairment charges

Our completed dispositions of and sales of partial interests in real estate assets during the year ended December 31, 2023 consisted of the following (dollars in thousands):

							Gain on Sales of Real Estate	Consideration (Below)/Above Book Value(1)
Property	Submarket/Market	Date of Sale	Interest Sold	RSF	Sales Price
Partial interest sales(2):
15 Necco Street	Seaport Innovation District/Greater Boston	4/11/23	18%	345,996	$66,108		N/A	$(7,761)
9625 Towne Centre Drive	University Town Center/ San Diego	6/21/23	20.1%	163,648	32,261		N/A	15,553
					98,369			$7,792
Dispositions of real estate:
11119 North Torrey Pines Road	Torrey Pines/San Diego	5/4/23	100%	72,506	86,000		$27,585
225, 231, 266, and 275 Second Avenue and 780 and 790 Memorial Drive	Route 128 and Cambridge/Inner Suburbs/Greater Boston	6/13/23	100%	428,663	365,226		187,225
640 Memorial Drive, 100 Beaver Street, and 11025 and 11035 Roselle Street	Cambridge and Inner Suburbs and Route 128/Greater Boston and Sorrento Valley/San Diego	12/20/23	100%	361,102	312,244		59,653
380 and 420 E Street	Seaport Innovation District/ Greater Boston	12/20/23	100%	195,506	86,969		(3)
275 Grove Street	Route 128/Greater Boston	6/27/23	100%	509,702	109,349		(3)
421 Park Drive	Fenway/Greater Boston	9/19/23	(4)	(4)	174,412		—
Other					81,845		2,574
					1,216,045		$277,037
Total 2023 dispositions					$1,314,414	(5)

(1)Related to sales of partial interests in real estate assets for which we retained control and therefore continue to consolidate. We recognized the difference between the consideration received and the book value of partial interests sold in additional paid-in capital, with no gain or loss recognized in earnings.
(2)Refer to the “Sales of partial interests” section in Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements for additional information.
(3)Refer to the “Impairment charges” subsection below for information related to impairment charges recognized in connection with this transaction.
(4)Represents the disposition of 268,023 RSF in a 660,034 RSF active development at 421 Park Drive in our Fenway submarket. The proceeds from this transaction will help fund the construction of our remaining 392,011 RSF of the project. The buyer will fund the remaining costs to construct its 268,023 RSF, and as such these costs are not included in our projected construction spending. We will develop and operate the completed project and will earn development fees over the next three years.
(5)Represents the aggregate contractual sales price of our dispositions, which differs from proceeds from sales of real estate and contributions from and sales of noncontrolling interests in our consolidated statements of cash flows under “Investing activities” and “Financing activities,” respectively, primarily due to the timing of payment, closing costs, and other sales adjustments such as prorations of rents and expenses.

3.     INVESTMENTS IN REAL ESTATE (continued)
Impairment charges

During the year ended December 31, 2023, we recognized impairment charges aggregating $461.1 million classified in impairment of real estate in our consolidated statement of operations, primarily related to non-laboratory properties that are not integral to our mega campus strategy, including:

•Impairment charge of $145.4 million recognized to reduce the carrying amount of a three-building office campus aggregating 509,702 RSF at 275 Grove Street in our Route 128 submarket to its estimated fair value less costs to sell, upon meeting the criteria for classification as held for sale. At the time of our acquisition in January 2020, the campus was fully occupied with a weighted-average remaining lease term of 6.1 years. We had intended to convert the campus into laboratory space through redevelopment upon the expiration of the acquired in-place leases. Upon our reevaluation of the project’s financial outlook and its alignment with our mega campus strategy, we decided not to proceed with this project. We completed the sale of this campus in June 2023 for a sales price of $109.3 million, with no gain or loss recognized in earnings.

•Impairment charge of $94.8 million recognized to reduce the carrying amounts of one industrial property and one self-storage property in our Seaport Innovation District submarket to their respective estimated fair values less costs to sell, upon meeting the criteria for classification as held for sale. We initially acquired these real estate assets with the intention to entitle the site as a life science campus, demolish the properties upon expiration of the acquired in-place leases, and ultimately develop life science properties. Since acquiring these assets, the macroeconomic environment has changed, and upon our reevaluation of the projects’ financial outlook and their alignment with our mega campus strategy, we decided not to proceed with these projects. Our decision was also based on the location’s current strategic disadvantage for laboratory development within this submarket. We completed the sale of these assets in December 2023 for a sales price of $87.0 million, with no gain or loss recognized in earnings.

•Impairment charge of $93.5 million recognized to reduce the carrying amount of an office property aggregating 349,947 RSF in our New York City submarket to its estimated fair value less costs to sell, upon meeting the criteria for classification as held for sale. We initially acquired this real estate asset with the intention to entitle it as a life science property, and, upon expiration of the acquired in-place lease, either demolish the building for development or redevelop the existing building into a life science property. Since acquiring this property, the macroeconomic environment has changed. Upon our reevaluation of the project’s financial outlook and its alignment with our mega campus strategy, we decided not to proceed with this project. We expect to complete the sale of this asset in 2024.

•Impairment charge of $36.1 million recognized to reduce the carrying amount of a development land parcel in our Seaport Innovation District submarket to its estimated fair value less costs to sell, upon meeting the criteria for classification as held for sale. We initially acquired this real estate asset with the intention to entitle it as a life science asset and ultimately develop a life science property. Since acquiring this asset, the macroeconomic environment has changed. Upon our reevaluation of the project’s financial outlook and its alignment with our mega campus strategy, we decided not to proceed with this project. We expect to complete the sale of this asset in 2024.

•Impairment charge of $29.7 million recognized to reduce the carrying amount of one office property aggregating 143,943 RSF in our Bothell submarket to its estimated fair value less costs to sell, upon meeting the criteria for classification as held for sale. This asset was classified as held for sale upon our evaluation of the alignment of this project with our mega campus strategy and our decision to reallocate substantial near-term capital that the repositioning of this asset would have otherwise required toward our other projects with greater value-creation opportunities. We expect to complete the sale of this asset in 2024.

•Impairment charges of $20.8 million recognized to reduce the carrying amounts of three non-laboratory properties classified as held for sale aggregating 230,704 RSF, located in our Greater Boston and Texas markets, to their respective estimated fair values less costs to sell, upon meeting the criteria for classification as held for sale. These assets were classified as held for sale upon our reevaluation of the projects’ financial outlook, their alignment with our mega campus strategy, and our decision to reallocate substantial near-term capital that the development and redevelopment of these assets would have otherwise required toward our other projects with greater value-creation opportunities. We completed the sale of one of these properties in December 2023, with no gain or loss recognized in earnings, and we expect to sell the remaining real estate assets in 2024.

•Impairment charge of $17.1 million recognized to fully write down the carrying amount of our one remaining property in Asia.

Refer to Note 18 – “Assets classified as held for sale” to our consolidated financial statements for additional information.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES
From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of December 31, 2023, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest(1)
Consolidated real estate joint ventures(2):
50 and 60 Binney Street	Greater Boston	Cambridge/Inner Suburbs	34.0%
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
100 and 225 Binney Street and 300 Third Street	Greater Boston	Cambridge/Inner Suburbs	30.0%
99 Coolidge Avenue	Greater Boston	Cambridge/Inner Suburbs	75.0%
15 Necco Street	Greater Boston	Seaport Innovation District	56.7%
Other joint venture	Greater Boston	–	61.2%	(4)
Alexandria Center® for Science and Technology – Mission Bay(3)	San Francisco Bay Area	Mission Bay	25.0%
1450 Owens Street	San Francisco Bay Area	Mission Bay	40.6%	(5)
601, 611, 651, 681, 685, and 701 Gateway Boulevard	San Francisco Bay Area	South San Francisco	50.0%
751 Gateway Boulevard	San Francisco Bay Area	South San Francisco	51.0%
211 and 213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae	San Francisco Bay Area	South San Francisco	47.1%
3215 Merryfield Row	San Diego	Torrey Pines	30.0%
Campus Point by Alexandria(6)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	30.0%
SD Tech by Alexandria(7)	San Diego	Sorrento Mesa	50.0%
Pacific Technology Park	San Diego	Sorrento Mesa	50.0%
Summers Ridge Science Park(8)	San Diego	Sorrento Mesa	30.0%
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street	Seattle	Lake Union	30.0%
400 Dexter Avenue North	Seattle	Lake Union	30.0%
800 Mercer Street	Seattle	Lake Union	60.0%

Unconsolidated real estate joint ventures(2):
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
1401/1413 Research Boulevard	Maryland	Rockville	65.0%	(9)
1450 Research Boulevard	Maryland	Rockville	73.2%	(9)
101 West Dickman Street	Maryland	Beltsville	57.9%	(9)
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
(3)Includes 409 and 499 Illinois Street, 1500 and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(4)Refer to the discussion below and to Note 11 – “Accounts payable, accrued expenses, and other liabilities” and Note 19 – “Subsequent events” to our consolidated financial statements for additional information.
(5)The noncontrolling interest share of our joint venture partner is anticipated to increase to 75% as our partner contributes construction funding to the project over time.
(6)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4135, 4155, 4161, 4165, 4224, and 4242 Campus Point Court.
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
500 Forbes Boulevard
Alexandria Center® for Life Science – Millbrae
3215 Merryfield Row
Campus Point by Alexandria
5200 Illumina Way			Therefore, we are the primary beneficiary of each VIE.
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

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)

Sales of partial interests

We evaluated each of our real estate joint ventures described below under the consolidation framework outlined above and further detailed in the “Consolidation” section of Note 2 – “Summary of significant accounting policies” to our consolidated financial statements. Upon completion of each partial interest sale, we continued to consolidate each property. Accordingly, we accounted for these sales of partial interests as equity transactions, with the differences between consideration received and the book value of partial interests sold recognized in additional paid-in capital and no gain or loss recognized in earnings.

Refer to the “Consolidation” section in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements for additional information. For a summary of our completed dispositions of and sales of partial interests in real estate assets during the year ended December 31, 2023, refer to the “Sales of real estate assets and impairment charges” section in Note 3 – “Investments in real estate” to our consolidated financial statements.

15 Necco Street

As of March 31, 2023, our investment in 15 Necco Street, a development project located in our Seaport Innovation District submarket, was held in a consolidated real estate joint venture in which 90% was owned by us and 10% was owned by our existing joint venture partner.

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

Other joint venture

During the three months ended March 31, 2023, we acquired two properties and entitlements aggregating 515,000 RSF with development opportunities in our Greater Boston market for a purchase price aggregating $58.9 million. Upon completion of these acquisitions, we formed a real estate joint venture with a local real estate operator that acquired a 38.8% interest in this joint venture in exchange for the contribution of additional entitlements and other pre-construction assets for a total contribution of $37.6 million, including a non-cash contribution aggregating $33.3 million. The entitlements contributed by our partner increased the joint venture’s aggregate development opportunities to 715,000 RSF. Our partner had the option to require us to redeem $35.3 million of its ownership interest at its contributed value, which our partner exercised in December 2023. We completed the redemption in January 2024.

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

The table below aggregates the balance sheet information of our consolidated VIEs as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023		2022
Investments in real estate	$8,032,315		$6,771,842
Cash and cash equivalents	306,475		246,931
Other assets	728,390		684,487
Total assets	$9,067,180		$7,703,260

Secured notes payable	$119,042		$58,396
Other liabilities	608,665		430,615
Mandatorily redeemable noncontrolling interest	35,250	(1)	—
Total liabilities	762,957		489,011
Redeemable noncontrolling interests	6,868		—
Alexandria Real Estate Equities, Inc.’s share of equity	4,162,017		3,513,001
Noncontrolling interests’ share of equity	4,135,338		3,701,248
Total liabilities and equity	$9,067,180		$7,703,260

(1)Related to the acquisition of our partner’s partial noncontrolling interest in one of our real estate joint ventures, which was paid in full on January 12, 2024. Refer to Note 19 – “Subsequent events” and Note 11 – “Accounts payable, accrued expenses, and other liabilities” to our consolidated financial statements for additional information.

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

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)

Unconsolidated real estate joint ventures

Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE, except for our 1450 Research Boulevard and 101 West Dickman Street unconsolidated real estate joint ventures in which we guarantee up to $6.7 million of the outstanding balance related to each VIE’s secured loan. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method and presented in our consolidated balance sheets, consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
Property	2023	2022
1655 and 1725 Third Street	$11,718	$12,996
1450 Research Boulevard	6,041	5,625
101 West Dickman Street	9,290	8,678
Other	10,731	11,136
	$37,780	$38,435

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of December 31, 2023 (dollars in thousands):

					At 100%		Our Share
Unconsolidated Joint Venture	Maturity Date	Stated Rate		Interest Rate(1)	Aggregate Commitment	Debt Balance(2)
1401/1413 Research Boulevard	12/23/24	2.70%		3.31%	$28,500	$28,331	65.0%
1655 and 1725 Third Street	3/10/25	4.50%		4.57%	600,000	599,505	10.0%
101 West Dickman Street	11/10/26	SOFR + 1.95%	(3)	7.38%	26,750	14,762	57.9%
1450 Research Boulevard	12/10/26	SOFR + 1.95%	(3)	7.44%	13,000	8,280	73.2%
					$668,250	$650,878
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of December 31, 2023.
(3)This loan is subject to a fixed SOFR floor of 0.75%.

5.    LEASES

Refer to the “Lease accounting” section in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements for information about lease accounting standards that set principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors).

Leases in which we are the lessor

As of December 31, 2023, we had 411 properties aggregating 42.0 million operating RSF located in key clusters, including Greater Boston, the San Francisco Bay Area, New York City, San Diego, Seattle, Maryland, and Research Triangle. We focus on developing Class A/A+ properties in AAA innovation cluster locations, which we consider to be highly desirable for tenancy by life science, agtech, and technology entities. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. As of December 31, 2023, all leases in which we are the lessor were classified as operating leases, with the exception of one direct financing lease. Our leases are described below.

Operating leases

As of December 31, 2023, our 411 properties were subject to operating lease agreements. Two of these properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 68.9 years. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notification and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise. Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of December 31, 2023 are outlined in the table below (in thousands):

Year	Amount
2024	$1,862,795
2025	1,868,217
2026	1,817,938
2027	1,738,305
2028	1,607,062
Thereafter	10,201,534
Total	$19,095,851

Refer to Note 3 – “Investments in real estate” to our consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

Direct financing lease

As of December 31, 2023, we had one direct financing lease agreement, with a net investment balance of $40.1 million, for a parking structure with a remaining lease term of 68.9 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.

The components of our aggregate net investment in our direct financing lease as of December 31, 2023 and 2022 are summarized in the table below (in thousands):

	December 31,
	2023	2022
Gross investment in direct financing lease	$253,324	$255,186
Less: unearned income on direct financing lease	(210,388)	(212,995)
Less: allowance for credit losses	(2,839)	(2,839)
Net investment in direct financing lease	$40,097	$39,352

As of December 31, 2023, our estimated credit loss related to our direct financing lease was $2.8 million. No adjustment to the estimated credit loss balance was required during the year ended December 31, 2023. For further details, refer to the “Allowance for credit losses” section in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements.

5.    LEASES (continued)
Future lease payments to be received under the terms of our direct financing lease as of December 31, 2023 are outlined in the table below (in thousands):

Year	Total
2024	$1,919
2025	1,976
2026	2,036
2027	2,097
2028	2,160
Thereafter	243,136
Total	$253,324

Income from rentals

Our income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$2,802,567	$2,534,862	$2,081,362
Direct financing and sales-type leases(1)	2,608	3,094	3,489
Revenues subject to the lease accounting standard	2,805,175	2,537,956	2,084,851
Revenues subject to the revenue recognition accounting standard	37,281	38,084	23,398
Income from rentals	$2,842,456	$2,576,040	$2,108,249
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

Deferred leasing costs

The following table summarizes our deferred leasing costs as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Deferred leasing costs	$1,035,339	$996,116
Accumulated amortization	(525,941)	(479,841)
Deferred leasing costs, net	$509,398	$516,275

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

As of December 31, 2023, the present value of the remaining contractual payments aggregating $848.9 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $382.9 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $516.5 million. As of December 31, 2023, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 41 years, and the weighted-average discount rate was 4.6%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

Ground lease obligations as of December 31, 2023, included leases for 36 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $5.7 million as of December 31, 2023, our ground lease obligations have remaining lease terms ranging from approximately 31 to 98 years, including extension options that we are reasonably certain to exercise.

The reconciliation of future lease payments under noncancelable operating leases in which we are the lessee, to the operating lease liability reflected in our consolidated balance sheet as of December 31, 2023 is presented in the table below (in thousands):

Year	Total
2024	$22,611
2025	22,671
2026	22,865
2027	21,944
2028	21,614
Thereafter	737,194
Total future payments under our operating leases in which we are the lessee	848,899
Effect of discounting	(466,016)
Operating lease liability	$382,883

Lessee operating costs

Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Our operating lease obligations related to our office leases have remaining terms of up to 13 years, exclusive of extension options. For the years ended December 31, 2023, 2022, and 2021, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Gross operating lease costs	$39,879	$36,527	$28,598
Capitalized lease costs	(5,544)	(3,661)	(3,167)
Expenses for operating leases in which we are the lessee	$34,335	$32,866	$25,431

For the years ended December 31, 2023, 2022, and 2021, amounts paid and classified as operating activities in our consolidated statements of cash flows for leases in which we are the lessee were $32.2 million, $55.2 million, and $24.7 million, respectively. The decrease in 2023 from 2022 primarily relates to a $26.3 million payment made during the three months ended March 31, 2022 in connection with the execution of ground lease extensions at two properties in our Greater Stanford submarket.

6.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Cash, cash equivalents, and restricted cash consisted of the following as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$618,190	$825,193
Restricted cash:
Funds held in escrow for real estate acquisitions	37,434	30,112
Other	5,147	2,670
	42,581	32,782
Total	$660,771	$857,975

7.     INVESTMENTS
We hold investments in publicly traded companies and privately held entities primarily involved in the life science, agtech, and technology industries. As a REIT, we generally limit our ownership of each individual entity’s voting stock to less than 10%. We evaluate each investment to determine whether we have the ability to exercise significant influence, but not control, over an investee. We evaluate investments in which our ownership is equal to or greater than 20%, but less than or equal to 50%, of an investee’s voting stock with a presumption that we have this ability. For our investments in limited partnerships that maintain specific ownership accounts, we presume that such ability exists when our ownership interest exceeds 3% to 5%. In addition to our ownership interest, we consider whether we have a board seat or whether we participate in the investee’s policymaking process, among other criteria, to determine if we have the ability to exert significant influence, but not control, over an investee. If we determine that we have such ability, we account for the investment under the equity method, as described below.

Investments accounted for under the equity method

Under the equity method of accounting, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of earnings or losses reported by the investee, distributions received, and other-than-temporary impairments.

As of December 31, 2023, we had nine investments in limited partnerships aggregating $75.5 million that maintain specific ownership accounts for each investor, which were accounted for under the equity method. Our ownership interest in each of these nine investments was greater than 5%.

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

Funding commitments to investments in privately held entities that report NAV

We are committed to funding approximately $382.2 million for our investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 11 years, with a weighted-average expiration of 8.2 years as of December 31, 2023. These investments are not redeemable by us, but we may receive distributions from these investments throughout their terms. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.4 years as of December 31, 2023.

7.    INVESTMENTS (continued)
The following tables summarize our investments as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$203,467	$50,377	$(94,278)	$159,566
Entities that report NAV	507,059	192,468	(27,995)	671,532
Entities that do not report NAV:
Entities with observable price changes	97,892	77,600	(1,224)	174,268
Entities without observable price changes	368,654	—	—	368,654
Investments accounted for under the equity method	N/A	N/A	N/A	75,498
Total investments	$1,177,072	$320,445	$(123,497)	$1,449,518

	December 31, 2022
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$210,986	$96,271	$(100,118)	$207,139
Entities that report NAV	452,391	315,071	(7,710)	759,752
Entities that do not report NAV:
Entities with observable price changes	100,296	95,062	(1,574)	193,784
Entities without observable price changes	388,940	—	—	388,940
Investments accounted for under the equity method	N/A	N/A	N/A	65,459
Total investments	$1,152,613	$506,404	$(109,402)	$1,615,074

Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of December 31, 2023 aggregated to a loss of $50.2 million, which consisted of upward adjustments aggregating $77.6 million, downward adjustments aggregating $1.2 million, and impairments aggregating $126.5 million.

Our investment (loss) income for the years ended December 31, 2023, 2022, and 2021 consisted of the following (in thousands):

	Year Ended December 31,
	2023		2022	2021
Realized gains	$6,078	(1)	$80,435	$215,845
Unrealized (losses) gains	(201,475)		(412,193)	43,632
Investment (loss) income	$(195,397)		$(331,758)	$259,477

(1)Consists of realized gains of $80.6 million, offset by impairment charges of $74.6 million during the year ended December 31, 2023.

During the year ended December 31, 2023, gains and losses on investments in privately held entities that do not report NAV still held as of December 31, 2023 aggregated to a loss of $77.7 million, which consisted of upward adjustments aggregating $16.8 million and downward adjustments and impairments aggregating $94.6 million.

During the year ended December 31, 2022, gains and losses on investments in privately held entities that do not report NAV still held as of December 31, 2022 aggregated to a loss of $18.3 million, which consisted of upward adjustments aggregating $26.3 million and downward adjustments and impairments aggregating $44.6 million.

During the year ended December 31, 2021, gains and losses on investments in privately held entities that do not report NAV still held as of December 31, 2021 aggregated to a loss of $33.3 million, which consisted of upward adjustments aggregating $32.7 million and downward adjustments and impairments aggregating $66.0 million.

Unrealized gains or losses related to investments still held (excluding investments accounted for under the equity method) as of December 31, 2023, 2022, and 2021 aggregated to losses of $58.8 million and $276.5 million and gains of $109.4 million, respectively.

Our investment loss of $195.4 million for the year ended December 31, 2023 also included $4.4 million of equity in losses of our equity method investments.

Refer to the “Investments” section in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements for additional information.

8.     OTHER ASSETS

The following table summarizes the components of other assets as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Acquired in-place leases	$461,613	$615,638
Deferred compensation plan	40,365	33,534
Deferred financing costs – unsecured senior line of credit	30,897	31,747
Deposits	25,863	20,805
Furniture, fixtures, and equipment	26,560	23,186
Net investment in direct financing lease	40,097	39,352
Notes receivable	15,841	19,875
Operating lease right-of-use assets	516,452	558,255
Other assets	88,453	80,724
Prepaid expenses	30,969	28,294
Property, plant, and equipment	144,784	148,530
Total	$1,421,894	$1,599,940

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

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the assets that we measure at fair value on a recurring basis by level in the fair value hierarchy (in thousands). There were no liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022. In addition, there were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the year ended December 31, 2023.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in publicly traded companies:
As of December 31, 2023	$159,566	$159,566	$—	$—
As of December 31, 2022	$207,139	$207,139	$—	$—

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

9.    FAIR VALUE MEASUREMENTS (continued)
Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of December 31, 2023 and 2022, the carrying values of investments in privately held entities that report NAV aggregated $671.5 million and $759.8 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standards. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments.

Assets and liabilities measured at fair value on a nonrecurring basis

The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2023 and 2022 (in thousands).

			Fair Value Measurement Using
Description	Carrying Amount		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Real estate assets held for sale with carrying values adjusted to fair value less costs to sell
As of December 31, 2023	$133,885	(1)	$—	$—		$133,885	(2)
As of December 31, 2022	$116,061	(1)	$—	$—		$116,061	(2)
Investments in privately held entities that do not report NAV
As of December 31, 2023	$188,689		$—	$174,268	(3)	$14,421	(4)
As of December 31, 2022	$212,262		$—	$193,784	(3)	$18,478	(4)

(1)These amounts are included in the total balances of our net assets classified as held for sale aggregating $191.4 million and $116.1 million as of December 31, 2023 and 2022, respectively, disclosed in Note 18 – “Assets classified as held for sale,” and represent assets held for sale as of December 31, 2023 and 2022, respectively, for which impairments were recognized. Refer to Note 3 – “Investments in real estate” and Note 18 – “Assets classified as held for sale” to our consolidated financial statements for additional information.
(2)Represent aggregate carrying amounts of assets held for sale after adjustments to their respective fair values less costs to sell based on executed purchase and sale agreements, letters of intent, or valuations provided by third party real estate brokers.
(3)These amounts represent the total carrying amounts of our equity investments in privately held entities with observable price changes, which are included in the investments balances of $1.4 billion and $1.6 billion, in our consolidated balance sheets as of December 31, 2023 and 2022, respectively, disclosed in Note 7 – “Investments” to our consolidated financial statements.
(4)These amounts are included in the investments in privately held entities without observable price changes balances aggregating $368.7 million and $388.9 million as of December 31, 2023 and 2022, respectively, disclosed in Note 7 – “Investments” to our consolidated financial statements. The aforementioned balances represent the carrying amounts of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described in the “Investments” section in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements.

Real estate assets classified as held for sale measured at fair value less cost to sell

Our real estate assets classified held for sale and measured at fair value less costs to sell are presented in the table above. These properties are subsets of our total real estate assets classified as held for sale as of December 31, 2023 and 2022, respectively. The fair values for these real estate assets were estimated based on negotiated sales prices or valuations provided by third-party real estate brokers. Refer to the “Investments in real estate” section within Note 2 – “Summary of significant accounting policies” and Note 18 – “Assets classified as held for sale” to our consolidated financial statements for additional information.

Investments in privately held entities that do not report NAV

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

9.    FAIR VALUE MEASUREMENTS (continued)
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

Assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed

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

As of December 31, 2023 and 2022, the book and estimated fair values of our secured notes payable and unsecured senior notes payable and the amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	December 31, 2023
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$119,662	$—	$118,660	$—	$118,660
Unsecured senior notes payable	$11,096,028	$—	$9,708,930	$—	$9,708,930
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$99,952	$—	$99,915	$—	$99,915

	December 31, 2022
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$59,045	$—	$58,811	$—	$58,811
Unsecured senior notes payable	$10,100,717	$—	$8,539,015	$—	$8,539,015
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$—	$—	$—	$—	$—

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, deposits, notes receivable, accounts payable, accrued expenses, and other short-term liabilities approximate their fair value.

10.    SECURED AND UNSECURED SENIOR DEBT
The following table summarizes our outstanding indebtedness and respective principal payments as of December 31, 2023 (dollars in thousands):

	Stated Rate	Interest Rate (1)		Maturity Date (2)		Principal Payments Remaining for the Periods Ending December 31,								Unamortized (Deferred Financing Cost), (Discount) Premium
Debt						2024	2025	2026	2027	2028	Thereafter		Principal		Total
Secured notes payable
Greater Boston(3)	SOFR+2.70%	8.38%		11/19/26		$—	$—	$119,674	$—	$—	$—		$119,674	$(631)	$119,043
San Francisco Bay Area	6.50%	6.50		7/1/36		32	34	36	38	41	438		619	—	619
Secured debt weighted-average interest rate/subtotal		8.37				32	34	119,710	38	41	438		120,293	(631)	119,662

Unsecured senior line of credit and commercial paper program(4)	(4)	5.76	(4)	1/22/28	(4)	(4)	—	—	—	100,000	—	(4)	100,000	(48)	99,952
Unsecured senior notes payable	3.45%	3.62		4/30/25		—	600,000	—	—	—	—		600,000	(1,181)	598,819
Unsecured senior notes payable	4.30%	4.50		1/15/26		—	—	300,000	—	—	—		300,000	(1,022)	298,978
Unsecured senior notes payable	3.80%	3.96		4/15/26		—	—	350,000	—	—	—		350,000	(1,143)	348,857
Unsecured senior notes payable	3.95%	4.13		1/15/27		—	—	—	350,000	—	—		350,000	(1,574)	348,426
Unsecured senior notes payable	3.95%	4.07		1/15/28		—	—	—	—	425,000	—		425,000	(1,733)	423,267
Unsecured senior notes payable	4.50%	4.60		7/30/29		—	—	—	—	—	300,000		300,000	(1,248)	298,752
Unsecured senior notes payable	2.75%	2.87		12/15/29		—	—	—	—	—	400,000		400,000	(2,473)	397,527
Unsecured senior notes payable	4.70%	4.81		7/1/30		—	—	—	—	—	450,000		450,000	(2,425)	447,575
Unsecured senior notes payable	4.90%	5.05		12/15/30		—	—	—	—	—	700,000		700,000	(5,511)	694,489
Unsecured senior notes payable	3.375%	3.48		8/15/31		—	—	—	—	—	750,000		750,000	(4,990)	745,010
Unsecured senior notes payable	2.00%	2.12		5/18/32		—	—	—	—	—	900,000		900,000	(7,887)	892,113
Unsecured senior notes payable	1.875%	1.97		2/1/33		—	—	—	—	—	1,000,000		1,000,000	(7,976)	992,024
Unsecured senior notes payable	2.95%	3.07		3/15/34		—	—	—	—	—	800,000		800,000	(7,989)	792,011
Unsecured senior notes payable	4.75%	4.88		4/15/35		—	—	—	—	—	500,000		500,000	(5,411)	494,589
Unsecured senior notes payable	4.85%	4.93		4/15/49		—	—	—	—	—	300,000		300,000	(2,987)	297,013
Unsecured senior notes payable	4.00%	3.91		2/1/50		—	—	—	—	—	700,000		700,000	10,111	710,111
Unsecured senior notes payable	3.00%	3.08		5/18/51		—	—	—	—	—	850,000		850,000	(11,608)	838,392
Unsecured senior notes payable	3.55%	3.63		3/15/52		—	—	—	—	—	1,000,000		1,000,000	(14,112)	985,888
Unsecured senior notes payable	5.15%	5.26		4/15/53		—	—	—	—	—	500,000		500,000	(7,813)	492,187
Unsecured debt weighted-average interest rate/subtotal		3.67				—	600,000	650,000	350,000	525,000	9,150,000		11,275,000	(79,020)	11,195,980
Weighted-average interest rate/total		3.72%				$32	$600,034	$769,710	$350,038	$525,041	$9,150,438		$11,395,293	$(79,651)	$11,315,642

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Represents a secured construction loan held by our consolidated real estate joint venture at 99 Coolidge Avenue, of which we own a 75.0% interest. As of December 31, 2023, this joint venture has $75.6 million available under existing lender commitments. The interest rate shall be reduced from SOFR+2.70% to SOFR+2.10% over time upon the completion of certain leasing, construction, and financial covenant milestones.
(4)Refer to “$5.0 billion unsecured senior line of credit” and “$2.5 billion commercial paper program” on the following page.

10.    SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our secured and unsecured senior debt and amounts outstanding under our unsecured senior line of credit and commercial paper program as of December 31, 2023 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt				Weighted-Average
						Interest Rate(1)		Remaining Term (in years)
			Total		Percentage
Secured notes payable	$619	$119,043	$119,662		1.1%	8.37%		2.9
Unsecured senior notes payable	11,096,028	—	11,096,028		98.0	3.65		13.0
Unsecured senior line of credit and commercial paper program	—	99,952	99,952	(2)	0.9	5.76	(2)	4.1	(3)
Total/weighted average	$11,096,647	$218,995	$11,315,642		100.0%	3.72%		12.8	(3)
Percentage of total debt	98.1%	1.9%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)As of December 31, 2023, we had no outstanding balance on our unsecured senior line of credit and $100.0 million of commercial paper notes outstanding.
(3)We calculate the weighted-average remaining term of our commercial paper notes by using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper notes, the consolidated weighted-average maturity of our debt is 12.7 years. The commercial paper notes sold during the year ended December 31, 2023 were issued at a weighted-average yield to maturity of 5.55% and had a weighted-average maturity term of 11 days.

Unsecured senior notes payable

In February 2023, we opportunistically issued $1.0 billion of unsecured senior notes payable with a weighted-average interest rate of 4.95% and a weighted-average maturity of 21.2 years. The unsecured senior notes consisted of $500.0 million of 4.75% unsecured senior notes due 2035 and $500.0 million of 5.15% unsecured senior notes due 2053.

$5.0 billion unsecured senior line of credit

In June 2023, we amended our unsecured senior line of credit to increase the aggregate commitments available for borrowing to $5.0 billion from $4.0 billion. As of December 31, 2023, we had no outstanding balance on our unsecured line of credit.

Based upon our ability to achieve certain sustainability targets, as described in our unsecured senior line of credit agreement, the interest rate and facility fee rate are subject to adjustments of up to four and one basis points, respectively. Upon meeting certain annual sustainability targets, our borrowing rate for a one-year period was reduced by four basis points to SOFR plus 0.835%, from SOFR plus 0.875%, and the facility fee was reduced by one basis point to 0.14% from 0.15% during the year ended December 31, 2023.

$2.5 billion commercial paper program

In July 2023, we increased the aggregate amount we may issue from time to time under our commercial paper program to $2.5 billion from $2.0 billion.

Our commercial paper program provides us with the ability to issue up to $2.5 billion of commercial paper notes that bear interest at short-term fixed rates with a maturity of generally 30 days or less and a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding notes issued under our commercial paper program. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. The commercial paper notes sold during the year ended December 31, 2023 were issued at a weighted-average yield to maturity of 5.55% and had a weighted-average maturity term of 11 days. As of December 31, 2023, we had $100.0 million of commercial paper notes outstanding.

Interest expense

The following table summarizes interest expense for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Interest incurred	$438,182	$372,848	$312,806
Capitalized interest	(363,978)	(278,645)	(170,641)
Interest expense	$74,204	$94,203	$142,165

11.     ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of December 31, 2023 and 2022 (in thousands):

	December 31,
	2023		2022
Accounts payable and accrued expenses	$524,439		$389,741
Accrued construction	606,333		624,440
Acquired below-market leases	322,040		417,656
Conditional asset retirement obligations	53,083		52,723
Deferred rent liabilities	15,183		18,321
Operating lease liability	382,883		406,700
Unearned rent and tenant security deposits	548,529		449,622
Other liabilities	158,453	(1)	112,056
Total	$2,610,943		$2,471,259

(1)Balance as of December 31, 2023 includes a $35.3 million liability related to the acquisition of our partner’s partial noncontrolling interest in one of our real estate joint ventures, which was paid in full in January 2024. Refer to Note 19 – “Subsequent events” for additional information.

As of December 31, 2023 and 2022, our conditional asset retirement obligations liability primarily consisted of the soil and groundwater remediation liabilities associated with certain of our properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, requires remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys; subsurface sampling; and other testing. We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated. In addition, environmental laws and regulations subject our tenants, and potentially us, to liability that may result from our tenants’ routine handling of hazardous substances and wastes as part of their operations at our properties. These assessments and investigations of our properties have not to date revealed any additional environmental liability we believe would have a material adverse effect on our business and financial statements or that would require additional disclosures or recognition in our consolidated financial statements.

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

The table below reconciles the numerators and denominators of the basic and diluted EPS computations for the years ended December 31, 2023, 2022, and 2021 (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net income	$280,994	$670,701	$654,282
Net income attributable to noncontrolling interests	(177,355)	(149,041)	(83,035)
Net income attributable to unvested restricted stock awards	(11,195)	(8,392)	(7,848)
Numerator for basic and diluted EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$92,444	$513,268	$563,399

Denominator for basic EPS – weighted-average shares of common stock outstanding	170,909	161,659	146,921
Dilutive effect of forward equity sales agreements	—	—	539
Denominator for diluted EPS – weighted-average shares of common stock outstanding	170,909	161,659	147,460
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.54	$3.18	$3.83
Diluted	$0.54	$3.18	$3.82

13.     INCOME TAXES

We have elected to be taxed as a REIT, under the Code. We believe we have qualified and continue to qualify as a REIT. Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its stockholders annually and meets certain other conditions is not subject to federal income taxes, but could be subject to certain state, local, and foreign taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required.

We distributed all of our REIT taxable income in 2022 and 2021 and, as a result, did not incur federal income tax in those years on such income. For the year ended December 31, 2023, we expect to distribute all of our REIT taxable income and, as a result, do not expect to incur federal income tax. We expect to finalize our 2023 REIT taxable income when we file our 2023 federal income tax return in 2024.

The income tax treatment of distributions and dividends declared on our common stock for the years ended December 31, 2023, 2022, and 2021 was as follows (unaudited):

	Year Ended December 31,
	2023	2022	2021
Ordinary income	87.8%	57.4%	46.3%
Return of capital	—	—	—
Capital gains at 25%	0.2	8.1	3.8
Capital gains at 20%	12.0	34.5	49.9
Total	100.0%	100.0%	100.0%

Dividends declared	$4.96	$4.72	$4.48

Beginning in 2018, the Tax Cuts and Jobs Act of 2017 added Section 199A to allow for a new tax deduction based on certain qualified business income. Section 199A provides eligible individual taxpayers a deduction of up to 20% of their qualified REIT dividends.

Our dividends declared in a given quarter are generally paid during the subsequent quarter. The taxability information presented above for our dividends paid in 2023 is based upon management’s estimate. Our federal tax return for 2023 is due on or before October 15, 2024, assuming we file for an extension of the due date. Our federal tax returns for previous tax years have not been examined by the IRS. Consequently, the taxability of distributions and dividends is subject to change.

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

As of December 31, 2023, there were no material unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months.

Interest expense and penalties, if any, are recognized in the first period during which the interest or penalties begin accruing, according to the provisions of the relevant tax law at the applicable statutory rate of interest. We did not incur any significant tax-related interest expense or penalties for the years ended December 31, 2023, 2022, and 2021.

13.     INCOME TAXES (continued)
The following reconciles net income (determined in accordance with GAAP) to taxable income as filed with the IRS for the years ended December 31, 2022 and 2021 (in thousands and unaudited):

	Year Ended December 31,
	2022	2021
Net income	$670,701	$654,282
Net income attributable to noncontrolling interests	(149,041)	(83,035)
Book/tax differences:
Rental revenue recognition	(6,824)	(23,306)
Depreciation and amortization	225,319	153,382
Share-based compensation	45,656	34,265
Interest expense	(104,519)	(79,907)
Sales of property	(330,820)	(100,449)
Impairments	26,322	23,130
Non-real estate investments loss	369,021	42,908
Other	10,653	33,446
Taxable income before dividend deduction	756,468	654,716
Dividend deduction necessary to eliminate taxable income(1)	(756,468)	(654,716)
Estimated income subject to federal income tax	$—	$—
(1)Total common stock dividend distributions paid were approximately $757.7 million and $656.0 million during the years ended December 31, 2022 and 2021, respectively.

14.    COMMITMENTS AND CONTINGENCIES

Employee retirement savings plan

We have a retirement savings plan pursuant to Section 401(k) of the Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In addition to employee contributions, we have elected to provide company discretionary profit-sharing contributions (subject to statutory limitations), which amounted to approximately $8.6 million, $8.7 million, and $5.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. Employees who participate in the plan are immediately vested in their contributions and in the contributions made on their behalf by the Company.

Concentration of credit risk

We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed the FDIC insurance coverage of $250,000, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We have not experienced any losses to date on our invested cash.

Our rental revenue is generated by a diverse array of many tenants. As of December 31, 2023, we had over 1,000 leases. The inability of any single tenant to make its lease payments is unlikely to have a severe or financially disruptive effect on our operations. As of December 31, 2023, our three largest tenants accounted for 5.7%, 4.3%, and 3.1% of our aggregate annual rental revenue individually, or 13.1% in the aggregate.

Commitments

As of December 31, 2023, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.9 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain properties, which would result in the reduction of our commitments.

In addition, we have letters of credit and performance obligations aggregating $29.5 million primarily related to deposits for acquisitions in our Greater Boston and San Francisco Bay Area markets.

We are committed to funding approximately $413.6 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV, which expire at various dates over the next 11 years, with a weighted-average expiration of 8.2 years as of December 31, 2023.

15.    STOCKHOLDERS’ EQUITY

Common equity transactions

During the three months ended December 31, 2023, we settled our forward equity sales agreements that were outstanding as of December 31, 2022, by issuing 699 thousand shares of common stock, for which we received net proceeds of $104.3 million.

Accumulated other comprehensive loss

The change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the year ended December 31, 2023 was entirely due to net unrealized gains of $4.9 million on foreign currency translation related to our operations primarily in Canada.

Common stock, preferred stock, and excess stock authorizations

Our charter authorizes the issuance of 400.0 million shares of common stock, of which 171.9 million shares were issued and outstanding as of December 31, 2023. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of December 31, 2023. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of December 31, 2023.

16.    SHARE-BASED COMPENSATION
Stock award and incentive plan

For the purpose of attracting and retaining the highest-quality personnel, providing for additional incentives, and promoting the success of our Company, we generally issue share-based compensation in the form of restricted stock, pursuant to our stock award and incentive plan. We have not granted any options since 2002. Each restricted share issued reduced our share reserve by three shares (3:1 ratio) prior to March 23, 2018 and by one share (1:1 ratio) on and after March 23, 2018. As of December 31, 2023, there were 2,708,800 shares reserved for the granting of future stock-based awards under our stock award and incentive plan.

In addition, our stock award and incentive plan permits us to issue share awards to our employees, non-employees, and non-employee directors. A share award is an award of common stock that (i) may be fully vested upon issuance or (ii) may be subject to the risk of forfeiture under Section 83 of the Code. Shares issued generally vest over a four-year period from the date of issuance, and the sale of the shares is restricted prior to the date of vesting. Certain restricted share awards are also subject to an additional one-year holding period after vesting. The unearned portion of time-based share awards is amortized as share-based compensation expense on a straight-line basis over the vesting period. Certain restricted share awards are subject to vesting based upon the satisfaction of levels of performance or market conditions. Failure to satisfy the threshold performance conditions will result in the forfeiture of shares and in a reversal of previously recognized share-based compensation expense. Failure to satisfy the market condition results in the forfeiture of shares but does not result in a reversal of previously recognized share-based compensation expense, provided that the requisite service has been rendered. Forfeiture of time-based, performance-based, or market-based awards due to the failure to meet the service requirement results in the reversal of previously recognized share-based compensation expense.

The following is a summary of the stock awards activity under our equity incentive plan and related information for the years ended December 31, 2023, 2022, and 2021 (dollars in thousands, except per share information):

		Number of Share Awards	Weighted-Average Grant Date Fair Value Per Share
Outstanding at December 31, 2020		1,825,280	$132.95
Granted		740,920	$174.32
Vested		(709,737)	$131.54
Forfeited		(33,003)	$99.55
Outstanding at December 31, 2021		1,823,460	$150.89
Granted		1,032,731	$141.58
Vested		(749,101)	$146.25
Forfeited		(19,569)	$160.83
Outstanding at December 31, 2022		2,087,521	$149.96
Granted		1,522,058	$108.22
Vested		(798,729)	$149.41
Forfeited		(56,689)	$104.65
Outstanding at December 31, 2023		2,754,161	$127.34

	Year Ended December 31,
	2023	2022	2021
Total grant date fair value of stock awards vested	$119,335	$109,557	$93,359
Total gross compensation recognized for stock awards	$139,675	$104,424	$94,748
Capitalized stock compensation	$56,817	$46,684	$46,079

Certain restricted stock awards granted during 2023, 2022, and 2021 are subject to performance and market conditions. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model using the following assumptions for 2023, 2022, and 2021, respectively: (i) expected term of 3.0 years, 2.8 years, and 3.0 years (equal to the remaining performance measurement period at the grant date), (ii) volatility of 32.0%, 30.0%, and 29.0% (approximating a blended average of implied and historical volatilities), (iii) dividend yield of 2.8%, 2.5%, and 2.8%, and (iv) risk-free rate of 4.22%, 2.47%, and 0.23%.

As of December 31, 2023, there was $260.4 million of unrecognized compensation related to unvested share awards under the equity incentive plan, which is expected to be recognized over the next four years and has a weighted-average vesting period of approximately 22 months.

16.    SHARE-BASED COMPENSATION (continued)
Departure of executive officers

Effective on September 15, 2023 and December 29, 2023, respectively, Dean A. Shigenaga resigned from his roles as President and Chief Financial Officer and John H. Cunningham resigned from his role as Executive Vice President – Regional Market Director – New York City. Mr. Shigenaga continued to assist the Company as a full-time employee through December 31, 2023.

Mr. Shigenaga’s and Mr. Cunningham’s unvested stock awards will continue to vest pursuant to the original terms effective on each respective grant date. In accordance with the applicable share-based compensation accounting standards, we accelerated the recognition of unamortized compensation expense of approximately $15.6 million and $4.6 million for Mr. Shigenaga and Mr. Cunningham, respectively, through the end of 2023, corresponding with the conclusion of their substantive service periods. This expense was classified in general and administrative expenses in our consolidated statement of operations for the year ended December 31, 2023.

17.    NONCONTROLLING INTERESTS

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. As of December 31, 2023, these entities owned 68 properties, which are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the years ended December 31, 2023 and 2022, we distributed $244.1 million and $192.2 million, respectively, to our consolidated real estate joint venture partners.

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

18.    ASSETS CLASSIFIED AS HELD FOR SALE

As of December 31, 2023, we had seven properties and one land parcel aggregating 1.0 million RSF that were classified as held for sale in our consolidated financial statements. For additional information on the sales of real estate assets that were previously classified as held for sale, refer to the “Sales of real estate assets and impairment charges” section in Note 3 – “Investments in real estate” to our consolidated financial statements.
The disposal of properties classified as held for sale does not represent a strategic shift that has (or will have) a major effect on our operations or financials results and therefore does not meet the criteria for classification as a discontinued operation. We cease depreciation of our properties upon their classification as held for sale. Refer to the “Real estate sales” subsection of the “Investments in real estate” section in Note 2 – “Summary of significant accounting policies” for additional information.

The following is a summary of net assets as of December 31, 2023 and 2022 for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	December 31,
	2023	2022
Total assets	$194,223	$117,197
Total liabilities	(4,750)	(2,034)
Total accumulated other comprehensive income	1,960	898
Net assets classified as held for sale	$191,433	$116,061

19.    SUBSEQUENT EVENTS

In January 2024, we completed one acquisition with 300,000 SF of future value-creation opportunities for an aggregate purchase price of $68.0 million in our Greater Boston market.

In January 2024, pursuant to the exercise of a put option by our partner in a consolidated real estate joint venture located in our Greater Boston market, we redeemed our partner’s partial ownership interest in the consolidated real estate joint venture for $35.3 million. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” for additional information.

SCHEDULE III
Alexandria Real Estate Equities, Inc. and Subsidiaries
Schedule III
Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation
December 31, 2023
(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
Alexandria Center® at Kendall Square	Greater Boston	$—	$600,178	$926,555	$1,947,990	$600,178	$2,874,545	$3,474,723	$(503,555)	$2,971,168	1981 - 2023	2005 - 2022
Alexandria Center® at One Kendall Square	Greater Boston	—	405,164	576,213	1,104,541	405,164	1,680,754	2,085,918	(223,051)	1,862,867	1985 - 2023	2016 - 2022
Alexandria Technology Square®	Greater Boston	—	—	619,658	294,655	—	914,313	914,313	(365,871)	548,442	2001 - 2012	2006
The Arsenal on the Charles	Greater Boston	—	191,797	354,611	651,853	191,797	1,006,464	1,198,261	(75,217)	1,123,044	2000 - 2022	2019 - 2021
480 Arsenal Way and 446, 458, 500, and 550 Arsenal Street	Greater Boston	—	121,533	24,464	133,339	121,533	157,803	279,336	(70,773)	208,563	1962 - 2009	2000 - 2022
99 Coolidge Avenue	Greater Boston	119,042	43,125	—	248,830	43,125	248,830	291,955	(6)	291,949	N/A	2020
Alexandria Center® for Life Science – Fenway	Greater Boston	—	912,016	617,552	534,106	912,016	1,151,658	2,063,674	(58,969)	2,004,705	2019 - 2022	2021
5, 10, and 15 Necco Street	Greater Boston	—	277,554	55,897	356,438	277,554	412,335	689,889	(7,416)	682,473	2019	2019
One Moderna Way	Greater Boston	—	67,329	301,000	54,546	67,329	355,546	422,875	(32,696)	390,179	1999 - 2015	2018 - 2021
Alexandria Center® for Life Science – Waltham	Greater Boston	—	141,629	513,901	242,869	141,629	756,770	898,399	(21,848)	876,551	1999 - 2010	2020 - 2022
19, 215, 225, and 235 Presidential Way	Greater Boston	—	32,136	118,391	27,603	32,136	145,994	178,130	(32,179)	145,951	1999 - 2001	2005 - 2022
Other	Greater Boston	—	171,265	208,319	70,844	171,265	279,163	450,428	(4,744)	445,684	Various	Various
Alexandria Center® for Science and Technology – Mission Bay	San Francisco	—	213,014	218,556	668,907	213,014	887,463	1,100,477	(233,274)	867,203	2007 - 2014	2004 - 2017
Alexandria Technology Center® – Gateway	San Francisco	—	193,004	364,078	702,904	193,004	1,066,982	1,259,986	(171,828)	1,088,158	1984 - 2023	2002 - 2020
Alexandria Center® for Life Science – Millbrae	San Francisco	—	69,989	—	311,759	69,989	311,759	381,748	—	381,748	N/A	2021 - 2022
Alexandria Center® for Advanced Technologies – South San Francisco	San Francisco	—	59,199	—	546,295	59,199	546,295	605,494	(135,948)	469,546	2008 - 2019	2004 - 2005
Alexandria Center® for Advanced Technologies – Tanforan	San Francisco	—	330,154	51,145	51,161	330,154	102,306	432,460	(11,051)	421,409	1971 - 2007	2021 - 2022
Alexandria Center® for Life Science – South San Francisco	San Francisco	—	32,245	1,287	480,347	32,245	481,634	513,879	(139,392)	374,487	2012 - 2022	2002 - 2017
500 Forbes Boulevard	San Francisco	—	35,596	69,091	22,148	35,596	91,239	126,835	(35,880)	90,955	2001	2007
Alexandria Center® for Life Science – San Carlos	San Francisco	—	433,634	28,323	717,671	433,634	745,994	1,179,628	(86,306)	1,093,322	1970 - 2022	2017 - 2021
3825 and 3875 Fabian Way	San Francisco	—	194,424	54,519	14,737	194,424	69,256	263,680	(11,583)	252,097	1969 - 2014	2019
Alexandria Stanford Life Science District	San Francisco	—	—	599,401	115,138	—	714,539	714,539	(62,305)	652,234	2002 - 2022	2003 - 2022

SCHEDULE III (continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
3412, 3420, 3440, 3450, and 3460 Hillview Avenue	San Francisco	$—	$—	$304,318	$88,966	$—	$393,284	$393,284	$(19,647)	$373,637	1978 - 2018	2020 - 2021
2100, 2200, 2300, and 2400 Geng Road	San Francisco	—	72,859	53,309	35,856	72,859	89,165	162,024	(19,554)	142,470	1984 - 2019	2018
2475 and 2625/2627/2631 Hanover Street and 1450 Page Mill Road	San Francisco	—	—	187,472	12,988	—	200,460	200,460	(33,645)	166,815	2000 - 2017	1999 - 2021
2425 Garcia Avenue/2400/2450 Bayshore Parkway	San Francisco	619	1,512	21,323	26,281	1,512	47,604	49,116	(27,833)	21,283	2008	1999
3350 West Bayshore Road	San Francisco	—	4,800	6,693	45,079	4,800	51,772	56,572	(13,221)	43,351	1982	2005
901 California Avenue	San Francisco	—	—	—	16,419	—	16,419	16,419	—	16,419	N/A	2021
88 Bluxome Street	San Francisco	—	148,551	21,514	208,770	148,551	230,284	378,835	(23,098)	355,737	N/A	2017
Alexandria Center® for Life Science – New York City	New York City	—	—	—	1,102,566	—	1,102,566	1,102,566	(294,190)	808,376	2010 - 2016	2006
Alexandria Center® for Life Science – Long Island City	New York City	—	22,746	53,093	158,719	22,746	211,812	234,558	(7,486)	227,072	2022	2018
One Alexandria Square	San Diego	—	139,608	161,293	673,079	139,608	834,372	973,980	(236,264)	737,716	1995 - 2022	1994 - 2021
One Alexandria North	San Diego	—	103,937	1,354	37,971	103,937	39,325	143,262	(1,359)	141,903	1980 - 1990	2020
ARE Torrey Ridge	San Diego	—	22,124	152,840	85,391	22,124	238,231	260,355	(71,018)	189,337	2004 - 2021	2016
ARE Nautilus	San Diego	—	6,684	27,600	134,110	6,684	161,710	168,394	(70,628)	97,766	2009 - 2012	1994 - 1997
Campus Point by Alexandria	San Diego	—	200,556	396,739	703,166	200,556	1,099,905	1,300,461	(218,886)	1,081,575	1988 - 2019	2010 - 2022
5200 Illumina Way	San Diego	—	39,051	96,606	200,141	39,051	296,747	335,798	(81,880)	253,918	2004 - 2017	2010
ARE Esplanade	San Diego	—	9,682	29,991	117,777	9,682	147,768	157,450	(54,787)	102,663	1989 - 2016	1998 - 2011
ARE Towne Centre	San Diego	—	853	5,101	60,536	853	65,637	66,490	(48,747)	17,743	2000 - 2010	1999
9625 Towne Centre Drive	San Diego	—	7,686	14,586	65,762	7,686	80,348	88,034	(22,945)	65,089	2018	2014
Costa Verde by Alexandria	San Diego	—	124,070	—	26,487	124,070	26,487	150,557	(476)	150,081	1988 - 1989	2022
SD Tech by Alexandria	San Diego	—	81,428	254,069	438,643	81,428	692,712	774,140	(47,000)	727,140	1988 - 2022	2013 - 2020
Sequence District by Alexandria	San Diego	—	163,610	281,389	30,101	163,610	311,490	475,100	(19,262)	455,838	1997 - 2000	2020 - 2021
Pacific Technology Park	San Diego	—	96,796	66,660	27,088	96,796	93,748	190,544	(5,903)	184,641	1989 - 1991	2021
Summers Ridge Science Park	San Diego	—	21,154	102,046	4,782	21,154	106,828	127,982	(16,796)	111,186	2005	2018
Scripps Science Park by Alexandria	San Diego	—	79,451	59,343	98,047	79,451	157,390	236,841	(4,557)	232,284	2001 - 2022	2021 - 2022
ARE Portola	San Diego	—	6,991	25,153	41,147	6,991	66,300	73,291	(24,464)	48,827	2005 - 2012	2007
5810/5820 Nancy Ridge Drive	San Diego	—	3,492	18,285	33,468	3,492	51,753	55,245	(16,763)	38,482	2021	2004
9877 Waples Street	San Diego	—	5,092	11,908	13,289	5,092	25,197	30,289	(4,101)	26,188	2020	2020
5871 Oberlin Drive	San Diego	—	1,349	8,016	20,511	1,349	28,527	29,876	(5,174)	24,702	2021	2010
3911, 3931, 3985, 4025, 4031, 4045, and 4075 Sorrento Valley Boulevard	San Diego	—	18,177	42,723	38,176	18,177	80,899	99,076	(42,904)	56,172	2007 - 2015	2010 - 2019
11045 and 11055 Roselle Street	San Diego	—	1,386	4,288	33,803	1,386	38,091	39,477	(10,414)	29,063	2008 - 2014	2000 - 2013
Other	San Diego	—	104,737	70,212	65,226	104,737	135,438	240,175	(15,492)	224,683	Various	Various

SCHEDULE III (continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
The Eastlake Life Science Campus by Alexandria	Seattle	$—	$47,230	$83,012	$1,017,765	$47,230	$1,100,777	$1,148,007	$(235,838)	$912,169	1997 - 2023	2002 - 2022
Alexandria Center® for Life Science – South Lake Union	Seattle	—	229,607	1,128	425,392	229,607	426,520	656,127	(51,917)	604,210	1984 - 2017	2007 - 2022
219 Terry Avenue North	Seattle	—	1,819	2,302	20,898	1,819	23,200	25,019	(9,827)	15,192	2012	2007
830 and 1010 4th Avenue South	Seattle	—	52,700	12,062	15,016	52,700	27,078	79,778	(1,073)	78,705	1995	2020
3000/3018 Western Avenue	Seattle	—	1,432	7,497	24,890	1,432	32,387	33,819	(28,629)	5,190	2000	1998
410 West Harrison Street and 410 Elliott Avenue West	Seattle	—	3,857	1,989	20,434	3,857	22,423	26,280	(10,200)	16,080	2006 - 2008	2004
Alexandria Center® for Advanced Technologies – Canyon Park	Seattle	—	117,302	182,213	26,146	117,302	208,359	325,661	(13,803)	311,858	1985 - 2007	2021 - 2022
Alexandria Center® for Advanced Technologies – Monte Villa Parkway	Seattle	—	52,464	64,753	80,630	52,464	145,383	197,847	(2,772)	195,075	1994 - 2023	2020
Other	Seattle	—	78,900	931	24,453	78,900	25,384	104,284	(942)	103,342	Various	Various
Alexandria Center® for Life Science – Shady Grove	Maryland	—	85,365	253,567	653,805	85,365	907,372	992,737	(148,111)	844,626	1998 - 2023	2004 - 2021
1330 Piccard Drive	Maryland	—	2,800	11,533	37,915	2,800	49,448	52,248	(25,154)	27,094	2005	1997
1405 Research Boulevard	Maryland	—	899	21,946	15,818	899	37,764	38,663	(19,356)	19,307	2006	1997
1500 and 1550 East Gude Drive	Maryland	—	1,523	7,731	10,709	1,523	18,440	19,963	(11,916)	8,047	1995 - 2003	1997
5 Research Place	Maryland	—	1,466	5,708	31,235	1,466	36,943	38,409	(19,450)	18,959	2010	2001
5 Research Court	Maryland	—	1,647	13,258	24,110	1,647	37,368	39,015	(18,805)	20,210	2007	2004
12301 Parklawn Drive	Maryland	—	1,476	7,267	1,734	1,476	9,001	10,477	(4,096)	6,381	2007	2004
Alexandria Technology Center® – Gaithersburg I	Maryland	—	20,980	121,952	56,847	20,980	178,799	199,779	(60,439)	139,340	1992 - 2019	1997 - 2019
Alexandria Technology Center® – Gaithersburg II	Maryland	—	17,134	67,825	108,021	17,134	175,846	192,980	(47,157)	145,823	2000 - 2021	1997 - 2020
20400 Century Boulevard	Maryland	—	3,641	4,759	26,397	3,641	31,156	34,797	(3,667)	31,130	2023	2021
401 Professional Drive	Maryland	—	1,129	6,941	11,666	1,129	18,607	19,736	(10,023)	9,713	2007	1996
950 Wind River Lane	Maryland	—	2,400	10,620	1,591	2,400	12,211	14,611	(4,473)	10,138	2009	2010
620 Professional Drive	Maryland	—	784	4,705	8,268	784	12,973	13,757	(8,531)	5,226	2012	2005
8000/9000/10000 Virginia Manor Road	Maryland	—	—	13,679	11,706	—	25,385	25,385	(13,423)	11,962	2003	1998
14225 Newbrook Drive	Maryland	—	4,800	27,639	22,773	4,800	50,412	55,212	(23,219)	31,993	2006	1997
Alexandria Center® for Life Science – Durham	Research Triangle	—	190,236	471,263	252,275	190,236	723,538	913,774	(52,766)	861,008	1985 - 2023	2020 - 2022
Alexandria Center® for Advanced Technologies – Research Triangle	Research Triangle	—	27,784	16,958	256,806	27,784	273,764	301,548	(25,537)	276,011	2007 - 2022	2012 - 2021
Alexandria Center® for AgTech	Research Triangle	—	2,801	6,756	208,994	2,801	215,750	218,551	(25,683)	192,868	2018 - 2022	2017 - 2018
Alexandria Center® for Sustainable Technologies	Research Triangle	—	54,908	18,849	123,255	54,908	142,104	197,012	(51,203)	145,809	1966 - 2022	1998 - 2022

SCHEDULE III (continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
Alexandria Technology Center® – Alston	Research Triangle	$—	$1,430	$17,482	$34,099	$1,430	$51,581	$53,011	$(28,919)	$24,092	1985 - 2009	1998
6040 George Watts Hill Drive	Research Triangle	—	—	—	88,166	—	88,166	88,166	(6,806)	81,360	2015 - 2023	2014 - 2022
Alexandria Innovation Center® – Research Triangle	Research Triangle	—	1,065	21,218	31,979	1,065	53,197	54,262	(25,398)	28,864	2005 - 2008	2000
2525 East NC Highway 54	Research Triangle	—	713	12,827	20,750	713	33,577	34,290	(17,078)	17,212	1995	2004
601 Keystone Park Drive	Research Triangle	—	785	11,546	15,846	785	27,392	28,177	(8,861)	19,316	2009	2006
6101 Quadrangle Drive	Research Triangle	—	951	3,982	12,261	951	16,243	17,194	(5,064)	12,130	2012	2008
Alexandria Center® for NextGen Medicines	Research Triangle	—	94,184	—	10,358	94,184	10,358	104,542	—	104,542	N/A	2021
Intersection Campus	Texas	—	159,310	440,295	39,352	159,310	479,647	638,957	(23,934)	615,023	2000 - 2019	2021 - 2022
1001 Trinity Street and 1020 Red River Street	Texas	—	66,451	61,732	1,333	66,451	63,065	129,516	(1,942)	127,574	1987 - 1990	2022
Alexandria Center® for Advanced Technologies at The Woodlands	Texas	—	2,116	9,784	122,047	2,116	131,831	133,947	(669)	133,278	2002 - 2023	2020
Other	Texas	—	110,867	219	22,793	110,867	23,012	133,879	(122)	133,757	Various	Various
Canada	Canada	—	77,005	167,405	97,403	77,005	264,808	341,813	(34,320)	307,493	1989 - 2023	2005 - 2023
Various	Various	—	340,160	229,903	173,747	340,160	403,650	743,810	(157,298)	586,512	Various	Various
North America		119,661	7,875,488	10,606,121	18,132,709	7,875,488	28,738,830	36,614,318	(4,980,807)	31,633,511
Asia		—	—	—	4,212	—	4,212	4,212	(4,212)	—	2015	2008
		$119,661	$7,875,488	$10,606,121	$18,136,921	$7,875,488	$28,743,042	$36,618,530	$(4,985,019)	$31,633,511

SCHEDULE III (continued)

Alexandria Real Estate Equities, Inc.
Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation
December 31, 2023
(Dollars in thousands)

(1)As of December 31, 2023, the total cost of our real estate assets aggregated $36.6 billion, which exceeded the cost of real estate for federal income tax purposes aggregating $36.1 billion by approximately $483.2 million.
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

SCHEDULE III (continued)
Alexandria Real Estate Equities, Inc.
Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation
December 31, 2023
(In thousands)

    A summary of activity of consolidated investments in real estate and accumulated depreciation is as follows:

	December 31,
Real Estate	2023	2022	2021
Balance at beginning of period	$34,299,503	$28,751,910	$21,274,810
Acquisitions (including real estate, land, and joint venture consolidation)	296,694	2,722,214	5,405,569
Additions to real estate	3,107,612	3,388,478	2,267,848
Deductions (including dispositions and direct financing leases)	(1,085,279)	(563,099)	(196,317)
Balance at end of period	$36,618,530	$34,299,503	$28,751,910

	December 31,
Accumulated Depreciation	2023	2022	2021
Balance at beginning of period	$4,354,063	$3,771,241	$3,182,438
Depreciation expense on properties	841,893	751,584	607,927
Sale of properties	(210,937)	(168,762)	(19,124)
Balance at end of period	$4,985,019	$4,354,063	$3,771,241