Form 10-Q
period 2024-03-31
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2024-04-22
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 15, 2024, 174,883,138 shares of common stock, par value $0.01 per share, were outstanding.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Investments in real estate	$32,323,138	$31,633,511
Investments in unconsolidated real estate joint ventures	40,636	37,780
Cash and cash equivalents	722,176	618,190
Restricted cash	9,519	42,581
Tenant receivables	7,469	8,211
Deferred rent	1,138,936	1,050,319
Deferred leasing costs	520,616	509,398
Investments	1,511,588	1,449,518
Other assets	1,424,968	1,421,894
Total assets	$37,699,046	$36,771,402

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$130,050	$119,662
Unsecured senior notes payable	12,087,113	11,096,028
Unsecured senior line of credit and commercial paper	—	99,952
Accounts payable, accrued expenses, and other liabilities	2,503,831	2,610,943
Dividends payable	222,134	221,824
Total liabilities	14,943,128	14,148,409

Commitments and contingencies

Redeemable noncontrolling interests	16,620	16,480

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,720	1,719
Additional paid-in capital	18,434,690	18,485,352
Accumulated other comprehensive loss	(23,815)	(15,896)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	18,412,595	18,471,175
Noncontrolling interests	4,326,703	4,135,338
Total equity	22,739,298	22,606,513
Total liabilities, noncontrolling interests, and equity	$37,699,046	$36,771,402

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Income from rentals	$755,551	$687,949
Other income	13,557	12,846
Total revenues	769,108	700,795

Expenses:
Rental operations	218,314	206,933
General and administrative	47,055	48,196
Interest	40,840	13,754
Depreciation and amortization	287,554	265,302
Total expenses	593,763	534,185

Equity in earnings of unconsolidated real estate joint ventures	155	194
Investment income (loss)	43,284	(45,111)
Gain on sales of real estate	392	—
Net income	219,176	121,693
Net income attributable to noncontrolling interests	(48,631)	(43,831)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	170,545	77,862
Net income attributable to unvested restricted stock awards	(3,659)	(2,606)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$166,886	$75,256

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.97	$0.44
Diluted	$0.97	$0.44

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$219,176	$121,693
Other comprehensive (loss) income
Unrealized (losses) gains on foreign currency translation:
Unrealized foreign currency translation (losses) gains arising during the period	(7,919)	276
Unrealized (losses) gains on foreign currency translation, net	(7,919)	276

Total other comprehensive (loss) income	(7,919)	276
Comprehensive income	211,257	121,969
Less: comprehensive income attributable to noncontrolling interests	(48,631)	(43,831)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$162,626	$78,138

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2023	171,910,599	$1,719	$18,485,352	$—	$(15,896)	$4,135,338	$22,606,513	$16,480
Net income	—	—	—	170,545	—	48,359	218,904	272
Total other comprehensive loss	—	—	—	—	(7,919)	—	(7,919)	—
Contributions from and sales of noncontrolling interests	—	—	7,201	—	—	180,978	188,179	—
Distributions to and redemption of noncontrolling interests	—	—	(8,070)	—	—	(67,907)	(75,977)	(382)
Transfer of noncontrolling interests	—	—	—	—	—	(250)	(250)	250
Reallocation of capital to joint venture partner	—	—	(30,185)	—	—	30,185	—	—
Issuance pursuant to stock plan	164,784	2	39,376	—	—	—	39,378	—
Taxes related to net settlement of equity awards	(67,416)	(1)	(7,395)	—	—	—	(7,396)	—
Dividends declared on common stock ($1.27 per share)	—	—	—	(222,134)	—	—	(222,134)	—
Reclassification of distributions in excess of earnings	—	—	(51,589)	51,589	—	—	—	—
Balance as of March 31, 2024	172,007,967	$1,720	$18,434,690	$—	$(23,815)	$4,326,703	$22,739,298	$16,620

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2022	170,748,395	$1,707	$18,991,492	$—	$(20,812)	$3,701,248	$22,673,635	$9,612
Net income	—	—	—	77,862	—	43,630	121,492	201
Total other comprehensive income	—	—	—	—	276	—	276	—
Contributions from and sales of noncontrolling interests	—	—	18,999	—	—	76,018	95,017	35,250
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(62,985)	(62,985)	(201)
Issuance pursuant to stock plan	194,586	2	35,782	—	—	—	35,784	—
Taxes related to net settlement of equity awards	(83,277)	—	(11,968)	—	—	—	(11,968)	—
Dividends declared on common stock ($1.21 per share)	—	—	—	(209,346)	—	—	(209,346)	—
Reclassification of distributions in excess of earnings	—	—	(131,484)	131,484	—	—	—	—
Balance as of March 31, 2023	170,859,704	$1,709	$18,902,821	$—	$(20,536)	$3,757,911	$22,641,905	$44,862

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net income	$219,176	$121,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	287,554	265,302
Gain on sales of real estate	(392)	—
Equity in earnings of unconsolidated real estate joint ventures	(155)	(194)
Distributions of earnings from unconsolidated real estate joint ventures	884	285
Amortization of loan fees	4,142	3,639
Amortization of debt discounts	318	288
Amortization of acquired above- and below-market leases	(30,340)	(21,636)
Deferred rent	(48,251)	(33,191)
Stock compensation expense	17,125	16,486
Investment (income) loss	(43,284)	45,111
Changes in operating assets and liabilities:
Tenant receivables	731	(582)
Deferred leasing costs	(23,970)	(33,469)
Other assets	(40,728)	(25,422)
Accounts payable, accrued expenses, and other liabilities	(1,653)	(32,740)
Net cash provided by operating activities	341,157	305,570

Investing Activities:
Proceeds from sales of real estate	16,670	—
Additions to real estate	(693,268)	(873,366)
Purchases of real estate	(194,002)	(177,543)
Change in escrow deposits	(1,008)	9,366
Investments in unconsolidated real estate joint ventures	(3,224)	(106)
Additions to non-real estate investments	(60,572)	(47,401)
Sales of and distributions from non-real estate investments	40,550	49,385
Net cash used in investing activities	$(894,854)	$(1,039,665)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2024	2023
Financing Activities:
Borrowings under secured notes payable	$10,216	$14,428
Proceeds from issuance of unsecured senior notes payable	998,806	996,205
Borrowings under unsecured senior line of credit	—	375,000
Repayments of borrowings under unsecured senior line of credit	—	(375,000)
Proceeds from issuances under commercial paper program	3,170,000	775,000
Repayments of borrowings under commercial paper program	(3,270,000)	(400,000)
Payments of loan fees	(10,118)	(9,989)
Taxes paid related to net settlement of equity awards	(23,964)	(7,854)
Dividends on common stock	(221,824)	(209,131)
Contributions from and sales of noncontrolling interests	82,853	79,337
Distributions to and purchases of noncontrolling interests	(111,540)	(63,186)
Net cash provided by financing activities	624,429	1,174,810

Effect of foreign exchange rate changes on cash and cash equivalents	192	(306)

Net increase in cash, cash equivalents, and restricted cash	70,924	440,409
Cash, cash equivalents, and restricted cash as of the beginning of period	660,771	857,975
Cash, cash equivalents, and restricted cash as of the end of period	$731,695	$1,298,384

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$34,901	$21,519
Accrued construction for current-period additions to real estate	$318,041	$419,029
Contribution of assets from and issuance of noncontrolling interest to real estate joint venture partner	$103,547	$33,250
Reallocation of additional paid-in-capital to consolidated joint venture partner’s non-controlling interest	$30,185	$—
Transfer of equipment and/or real estate assets from tenants	$11,965	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.    ORGANIZATION AND BASIS OF PRESENTATION

Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® life science REIT, is the pioneer of the life science real estate niche since its founding in 1994. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative life science mega campuses in AAA innovation cluster locations, including Greater Boston, the San Francisco Bay Area, San Diego, Seattle, Maryland, Research Triangle, and New York City. Alexandria has a total market capitalization of $34.4 billion and an asset base in North America of 74.1 million SF as of March 31, 2024. As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

We have prepared the accompanying interim consolidated financial statements in accordance with GAAP and in conformity with the rules and regulations of the SEC. In our opinion, these interim consolidated financial statements presented herein reflect all adjustments, of a normal recurring nature, that are necessary to fairly present the interim consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2023. Any references to our total market capitalization, number or quality of buildings or tenants, quality of location, square footage, number of leases, or occupancy percentage, and any amounts derived from these values in these notes to consolidated financial statements are outside the scope of our independent registered public accounting firm’s procedures.

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

If an entity does not meet both criteria above, we apply other accounting literature, such as the equity method of accounting. If an entity does meet both criteria above, we evaluate such entity for consolidation under either the variable interest model if the legal entity meets any of the characteristics below to qualify as a VIE, or under the voting model for all other legal entities that are not VIEs.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

For an entity, including our real estate joint ventures, structured as a limited partnership or a limited liability company, our evaluation of whether the equity holders (equity partners other than the general partner or the managing member of a joint venture) lack the characteristics of a controlling financial interest includes the evaluation of whether the limited partners or non-managing members (the noncontrolling equity holders) lack both substantive participating rights and substantive kick-out rights, defined as follows:

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

Variable interest model

If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. We consolidate a VIE if we have both power and benefits — that is, (i) we have the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power) and (ii) we have the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE (benefits). We consolidate VIEs whenever we determine that we are the primary beneficiary. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” and Note 7 – “Investments” to our unaudited consolidated financial statements for information on specific entities that qualify as VIEs. If we have a variable interest in a VIE but are not the primary beneficiary, we account for our investment using the equity method.

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

Real estate sales

A property is classified as held for sale when all of the following criteria for a plan of sale have been met: (i) management, having the authority to approve the action, commits to a plan to sell the property; (ii) the property is available for immediate sale in its present condition, subject only to terms that are usual and customary; (iii) an active program to locate a buyer and other actions required to complete the plan to sell have been initiated; (iv) the sale of the property is probable and is expected to be completed within one year; (v) the property is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and (vi) actions necessary to complete the plan of sale indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. Depreciation of assets ceases upon designation of a property as held for sale. Refer to Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements for additional details.

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

From time to time we may hold equity investments that are subject to contractual sale restrictions. We do not recognize a discount related to a contractual sale restriction.

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

Revenues

The table below provides details of our consolidated total revenues for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$746,061	$677,422
Direct financing leases	659	648
Revenues subject to the lease accounting standard	746,720	678,070
Revenues subject to the revenue recognition accounting standard	8,831	9,879
Income from rentals	755,551	687,949
Other income	13,557	12,846
Total revenues	$769,108	$700,795

During the three months ended March 31, 2024 and 2023, revenues that were subject to the lease accounting standard aggregated $746.7 million or 97.1% and $678.1 million or 96.8% of our total revenues, respectively. Our other income consisted primarily of management fees and interest income earned during each period presented. For a detailed discussion related to our revenue streams, refer to “Lease accounting” and “Recognition of revenue arising from contracts with customers” in Note 2 to our unaudited consolidated financial statements.

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

For each lease for which we determine that collectibility of future lease payments is not probable, we cease the recognition of income from rentals on a straight-line basis and limit the recognition of income to the lesser of payments collected from the lessee or lease income that would have been recognized on a straight-line basis. We do not resume straight-line recognition of income from rentals for these leases until we determine that the collectibility of future payments related to these leases is probable. We also record a general allowance related to the deferred rent balances that at the portfolio level (not the individual level) are not expected to be collected in full through the lease term. As of March 31, 2024 and December 31, 2023, our general allowance balance aggregated $21.4 million.

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

We evaluate our net investment in direct financing and sales-type leases for impairment under the current expected credit loss accounting standard. For more information, refer to “Allowance for credit losses” in Note 2 to our unaudited consolidated financial statements.

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

Recognition of revenue arising from contracts with customers

We recognize revenues associated with transactions arising from contracts with customers, excluding revenues subject to the lease accounting standard discussed in “Lease accounting” above, in accordance with the revenue recognition accounting standard. A customer is distinguished from a noncustomer by the nature of the goods or services that are transferred. Customers are provided with goods or services that are generated by a company’s ordinary output activities, whereas noncustomers are provided with nonfinancial assets that are outside of a company’s ordinary output activities.

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

Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the three months ended March 31, 2024 included $8.8 million primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, as discussed in “Lessor accounting” in Note 2, due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for credit losses

We are required to estimate and recognize lifetime expected losses, rather than incurred losses, for most of our financial assets measured at amortized cost and certain other instruments, including trade and other receivables (excluding receivables arising from operating leases), loans, held-to-maturity debt securities, net investments in leases arising from sales-type and direct financing leases, and off-balance-sheet credit exposures (e.g., loan commitments). The recognition of such expected losses, even if the expected risk of credit loss is remote, typically results in earlier recognition of credit losses. An assessment of the collectibility of operating lease payments and the recognition of an adjustment to lease income based on this assessment is governed by the lease accounting standard discussed in “Lease accounting” earlier in Note 2 to our unaudited consolidated financial statements.

At each reporting date, we reassess our credit loss allowances on the aggregate net investment of direct financing and sales-type leases and our trade receivables. If necessary, we recognize a credit loss adjustment for our current estimate of expected credit losses, which is classified within rental operations in our consolidated statements of operations. Refer to Note 5 – “Leases” to our unaudited consolidated financial statements for additional details.

Income taxes

We are organized and operate as a REIT pursuant to the Internal Revenue Code (the “Code”). Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its stockholders annually (excluding net capital gains) and meets certain other conditions is not subject to federal income tax on its distributed taxable income, but could be subject to certain federal, foreign, state, and local taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, foreign, state, and local tax returns for our subsidiaries. We file with jurisdictions located in the U.S., Canada, China, and other international locations. Our tax returns are subject to routine examination in various jurisdictions for the 2018 through 2023 calendar years.

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

(i)The subsidiary issuer or guarantor is a consolidated subsidiary of the parent company, and
(ii)The subsidiary issues a registered security that is issued jointly and severally with the parent company, or is fully and unconditionally guaranteed by the parent company.

A parent entity that meets the above criteria may instead present summarized financial information (“alternative disclosures”) either within the consolidated financial statements or within “Management’s discussion and analysis of financial condition and results of operations” in Item 2. We evaluated the criteria and determined that we are eligible for the disclosure exceptions, which allow us to provide alternative disclosures; as such, we present alternative disclosures in “Management’s discussion and analysis of financial condition and results of operations” in Item 2.

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

On November 27, 2023, the FASB issued an ASU to require quarterly disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”), and (iii) included in each reported measure of a segment’s profit or loss. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. Pursuant to this ASU, the footnotes to our consolidated financial statements may include incremental disclosures related to our single reportable segment. The compliance with this ASU will be required beginning with our annual report on Form 10-K for the year ending December 31, 2024, followed by interim disclosures in our quarterly reports on Form 10-Q thereafter, with early adoption permitted. We expect to adopt this ASU for our annual report on Form 10-K for the year ending December 31, 2024.

3.    INVESTMENTS IN REAL ESTATE
Our consolidated investments in real estate, including real estate assets classified as held for sale as described in Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements, consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Rental properties:
Land (related to rental properties)	$4,440,428	$4,385,515
Buildings and building improvements	20,532,577	20,320,866
Other improvements	3,898,310	3,681,628
Rental properties	28,871,315	28,388,009
Development and redevelopment projects	8,668,680	8,226,309
Gross investments in real estate	37,539,995	36,614,318
Less: accumulated depreciation	(5,216,857)	(4,980,807)
Investments in real estate	$32,323,138	$31,633,511

Acquisitions

During the three months ended March 31, 2024, we made acquisitions with purchase prices aggregating $194.8 million, primarily associated with the newly formed joint venture at 285, 299, 307, and 345 Dorchester Avenue in our Seaport Innovation District submarket. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements for additional details.

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

Sales of real estate assets

Our completed dispositions of and sales of partial interests in real estate assets during the three months ended March 31, 2024 consisted of the following (dollars in thousands):

						Gain on Sales of Real Estate
Property	Submarket/Market	Date of Sale	Interest Sold	RSF	Sales Price
Dispositions of real estate:
99 A Street(1)	Seaport Innovation District/Greater Boston	3/8/24	100%	235,000	$13,350	$—
Other					3,863	392
					$17,213	$392

(1)During the three months ended December 31, 2023, we recognized a real estate impairment charge of $36.1 million to reduce our investment to its current fair value less costs to sell. We completed the sale during the three months ended March 31, 2024.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES
From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of March 31, 2024, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest(1)
Consolidated real estate joint ventures(2):
50 and 60 Binney Street	Greater Boston	Cambridge/Inner Suburbs	34.0%
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
100 and 225 Binney Street and 300 Third Street	Greater Boston	Cambridge/Inner Suburbs	30.0%
99 Coolidge Avenue	Greater Boston	Cambridge/Inner Suburbs	75.0%
15 Necco Street	Greater Boston	Seaport Innovation District	56.7%
285, 299, 307, and 345 Dorchester Avenue	Greater Boston	Seaport Innovation District	60.0%
Alexandria Center® for Science and Technology – Mission Bay(3)	San Francisco Bay Area	Mission Bay	25.0%
1450 Owens Street	San Francisco Bay Area	Mission Bay	27.2%	(4)
601, 611, 651, 681, 685, and 701 Gateway Boulevard	San Francisco Bay Area	South San Francisco	50.0%
751 Gateway Boulevard	San Francisco Bay Area	South San Francisco	51.0%
211 and 213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae	San Francisco Bay Area	South San Francisco	47.4%
3215 Merryfield Row	San Diego	Torrey Pines	30.0%
Campus Point by Alexandria(5)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	30.0%
SD Tech by Alexandria(6)	San Diego	Sorrento Mesa	50.0%
Pacific Technology Park	San Diego	Sorrento Mesa	50.0%
Summers Ridge Science Park(7)	San Diego	Sorrento Mesa	30.0%
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street	Seattle	Lake Union	30.0%
400 Dexter Avenue North	Seattle	Lake Union	30.0%
800 Mercer Street	Seattle	Lake Union	60.0%

Unconsolidated real estate joint ventures(2):
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
1401/1413 Research Boulevard	Maryland	Rockville	65.0%	(8)
1450 Research Boulevard	Maryland	Rockville	73.2%	(8)
101 West Dickman Street	Maryland	Beltsville	57.9%	(8)
(1)Refer to the table on the next page that shows the categorization of our joint ventures under the consolidation framework.
(2)In addition to the real estate joint ventures listed, various partners hold insignificant noncontrolling interests in four other consolidated real estate joint ventures in North America and we hold an interest in one other insignificant unconsolidated real estate joint venture in North America.
(3)Includes 409 and 499 Illinois Street, 1500 and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(4)During the three months ended March 31, 2024, our equity ownership decreased from 40.6% to 27.2% based on continued funding of construction costs by our joint venture partner and a reallocation of equity to our joint venture partner of $30.2 million from us. The noncontrolling interest share of our joint venture partner is anticipated to increase to 75% and ours to decrease to 25% as our partner contributes additional equity to fund the construction of the project.
(5)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4135, 4155, 4161, 4165, 4224, and 4242 Campus Point Court.
(6)Includes 9605, 9645, 9675, 9685, 9725, 9735, 9805, 9808, 9855, and 9868 Scranton Road and 10055, 10065, and 10075 Barnes Canyon Road.
(7)Includes 9965, 9975, 9985, and 9995 Summers Ridge Road.
(8)Represents a joint venture with a local real estate operator in which our joint venture partner manages the day-to-day activities that significantly affect the economic performance of the joint venture.

Our consolidation policy is described under “Consolidation” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements. Consolidation accounting is highly technical, but its framework is primarily based on the controlling financial interests and benefits of the joint ventures. We generally consolidate a joint venture that is a legal entity that we control (i.e., we have the power to direct the activities of the joint venture that most significantly affect its economic performance) through contractual rights, regardless of our ownership interest, and where we determine that we have benefits through the allocation of earnings or losses and fees paid to us that could be significant to the joint venture (the “VIE model”).

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
15 Necco Street
285, 299, 307, and 345 Dorchester Avenue
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

(1)In addition to the real estate joint ventures listed, various partners hold insignificant noncontrolling interests in four other consolidated real estate joint ventures in North America and we hold an interest in one other insignificant unconsolidated real estate joint venture in North America.

Formation of consolidated real estate joint ventures

We evaluated each of our real estate joint ventures described below under the consolidation framework outlined above and further detailed in “Consolidation” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

Refer to “Consolidation” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information. For a summary of our completed dispositions of and sales of partial interests in real estate assets during the three months ended March 31, 2024, refer to “Sales of real estate assets” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements.

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
285, 299, 307, and 345 Dorchester Avenue

During the three months ended March 31, 2024, we formed real estate joint ventures to develop a life science mega campus.

We contributed $155.3 million to these real estate joint ventures, and our partner’s share of contributed real estate assets aggregated $103.5 million. As of March 31, 2024, these joint ventures own four land parcels at 285, 299, 307, and 345 Dorchester Avenue in our Seaport Innovation District submarket, with future development opportunities aggregating 1.0 million SF.

As of March 31, 2024, we have a 60% ownership interest in the joint ventures. We determined that we had control over these real estate joint ventures, and we therefore consolidate the associated real estate assets.

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

The table below aggregates the balance sheet information of our consolidated VIEs as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Investments in real estate	$8,487,213	$8,032,315
Cash and cash equivalents	228,462	306,475
Other assets	777,416	728,390
Total assets	$9,493,091	$9,067,180

Secured notes payable	$129,431	$119,042
Other liabilities	593,166	608,665
Mandatorily redeemable noncontrolling interest	—	35,250
Total liabilities	722,597	762,957
Redeemable noncontrolling interests	7,008	6,868
Alexandria Real Estate Equities, Inc.’s share of equity	4,436,783	4,162,017
Noncontrolling interests’ share of equity	4,326,703	4,135,338
Total liabilities and equity	$9,493,091	$9,067,180

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

4.    CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
Unconsolidated real estate joint ventures

Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE, except for our 1450 Research Boulevard and 101 West Dickman Street unconsolidated real estate joint ventures in which we guarantee up to $6.7 million of the outstanding balance related to each VIE's secured loan. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method and presented in our consolidated balance sheets consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

Property	March 31, 2024	December 31, 2023
1655 and 1725 Third Street	$11,471	$11,718
1450 Research Boulevard	9,055	6,041
101 West Dickman Street	9,473	9,290
Other	10,637	10,731
	$40,636	$37,780

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of March 31, 2024 (dollars in thousands):

				Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture	Maturity Date	Stated Rate			Aggregate Commitment	Debt Balance(2)
1401/1413 Research Boulevard	12/23/24	2.70%		3.31%	$28,500	$28,374	65.0%
1655 and 1725 Third Street	3/10/25	4.50%		4.57%	600,000	599,612	10.0%
101 West Dickman Street	11/10/26	SOFR+1.95%	(3)	7.37%	26,750	17,749	57.9%
1450 Research Boulevard	12/10/26	SOFR+1.95%	(3)	7.43%	13,000	8,509	73.2%
					$668,250	$654,244
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of March 31, 2024.
(3)This loan is subject to a fixed SOFR floor of 0.75%.

5.    LEASES
Refer to “Lease accounting” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for information about lease accounting standards that set principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors).

Leases in which we are the lessor

As of March 31, 2024, we had 410 properties aggregating 42.2 million operating RSF located in key clusters, including Greater Boston, the San Francisco Bay Area, San Diego, Seattle, Maryland, Research Triangle, and New York City. We focus on developing Class A/A+ properties in AAA innovation cluster locations, which we consider to be highly desirable for tenancy by life science entities. Such locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. As of March 31, 2024, all leases in which we are the lessor were classified as operating leases, with the exception of one direct financing lease. Our leases are described below.

Operating leases

As of March 31, 2024, our 410 properties were subject to operating lease agreements. Two of these properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 68.7 years. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notification and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise. Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of March 31, 2024 are outlined in the table below (in thousands):

Year	Amount
2024	$1,447,841
2025	1,871,023
2026	1,803,392
2027	1,740,053
2028	1,606,401
Thereafter	10,681,698
Total	$19,150,408

Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

Direct financing lease

As of March 31, 2024, we had one direct financing lease agreement, with a net investment balance of $40.3 million, for a parking structure with a remaining lease term of 68.7 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.

The components of our aggregate net investment in our direct financing lease as of March 31, 2024 and December 31, 2023 are summarized in the table below (in thousands):

	March 31, 2024	December 31, 2023
Gross investment in direct financing lease	$252,850	$253,324
Less: unearned income on direct financing lease	(209,729)	(210,388)
Less: allowance for credit losses	(2,839)	(2,839)
Net investment in direct financing lease	$40,282	$40,097

As of March 31, 2024, our estimated credit loss related to our direct financing lease was $2.8 million. No adjustment to the estimated credit loss balance was required during the three months ended March 31, 2024. For further details, refer to “Allowance for credit losses” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

5.    LEASES (continued)
Future lease payments to be received under the terms of our direct financing lease as of March 31, 2024 are outlined in the table below (in thousands):

Year	Total
2024	$1,445
2025	1,976
2026	2,036
2027	2,097
2028	2,160
Thereafter	243,136
Total	$252,850

Income from rentals

Our income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended March 31,
	2024	2023
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$746,061	$677,422
Direct financing leases	659	648
Revenues subject to the lease accounting standard	746,720	678,070
Revenues subject to the revenue recognition accounting standard	8,831	9,879
Income from rentals	$755,551	$687,949

Our revenues that are subject to the revenue recognition accounting standard and are classified in income from rentals consist primarily of short-term parking revenues that are not considered lease revenues under the lease accounting standard. Refer to “Revenues” and “Recognition of revenue arising from contracts with customers” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

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

We recognize a right-of-use asset, which is classified within other assets in our consolidated balance sheets, and a related liability, which is classified within accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets, to account for our future obligations under ground and office lease arrangements in which we are the lessee. Refer to “Lessee accounting” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

5.    LEASES (continued)
As of March 31, 2024, the present value of the remaining contractual payments aggregating $843.5 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $381.6 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $513.3 million. As of March 31, 2024, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 41 years, and the weighted-average discount rate was 4.6%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.

Ground lease obligations as of March 31, 2024, included leases for 36 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $5.8 million as of March 31, 2024, our ground lease obligations have remaining lease terms ranging from approximately 30 to 98 years, including extension options that we are reasonably certain to exercise.

The reconciliation of future lease payments under noncancelable operating leases in which we are the lessee to the operating lease liability reflected in our unaudited consolidated balance sheet as of March 31, 2024 is presented in the table below (in thousands):

Year	Total
2024	$17,232
2025	22,671
2026	22,865
2027	21,946
2028	21,614
Thereafter	737,191
Total future payments under our operating leases in which we are the lessee	843,519
Effect of discounting	(461,941)
Operating lease liability	$381,578

Lessee operating costs

Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Our operating lease obligations related to our office leases have remaining terms of up to 12 years, exclusive of extension options. For the three months ended March 31, 2024 and 2023, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Gross operating lease costs	$9,211	$9,457
Capitalized lease costs	(528)	(921)
Expenses for operating leases in which we are the lessee	$8,683	$8,536

For the three months ended March 31, 2024 and 2023, amounts paid and classified as operating activities in our unaudited consolidated statements of cash flows for leases in which we are the lessee aggregated $7.3 million and $7.3 million, respectively.

6.     CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash, cash equivalents, and restricted cash consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$722,176	$618,190
Restricted cash:
Funds held in escrow for real estate acquisitions	4,425	37,434
Other	5,094	5,147
	9,519	42,581
Total	$731,695	$660,771

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

As of March 31, 2024, we had 10 investments in limited partnerships maintaining specific ownership accounts for each investor, which were accounted for under the equity method. These investments aggregated $115.8 million. Our ownership interest in each of these 10 investments was greater than 5%.

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

Funding commitments to investments in privately held entities that report NAV

We are committed to funding approximately $377.2 million for our investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 12 years with a weighted-average expiration of 8.3 years as of March 31, 2024. These investments are not redeemable by us, but we may receive distributions from these investments throughout their terms. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.3 years as of March 31, 2024.

7.    INVESTMENTS (continued)
The following tables summarize our investments as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$187,775	$57,761	$(71,015)	$174,521
Entities that report NAV	511,039	189,044	(27,954)	672,129
Entities that do not report NAV:
Entities with observable price changes	94,283	73,629	(1,224)	166,688
Entities without observable price changes	382,408	—	—	382,408
Investments accounted for under the equity method	N/A	N/A	N/A	115,842
Total investments	$1,175,505	$320,434	$(100,193)	$1,511,588

	December 31, 2023
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$203,467	$50,377	$(94,278)	$159,566
Entities that report NAV	507,059	192,468	(27,995)	671,532
Entities that do not report NAV:
Entities with observable price changes	97,892	77,600	(1,224)	174,268
Entities without observable price changes	368,654	—	—	368,654
Investments accounted for under the equity method	N/A	N/A	N/A	75,498
Total investments	$1,177,072	$320,445	$(123,497)	$1,449,518

Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of March 31, 2024 aggregated to a loss of $64.6 million, which consisted of upward adjustments aggregating $73.6 million, downward adjustments aggregating $1.2 million, and impairments aggregating $137.0 million.

Our investment income (loss) for the three months ended March 31, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended March 31,
	2024		2023
Realized gains	$14,126	(1)	$20,744
Unrealized gains (losses)	29,158		(65,855)
Investment income (loss)	$43,284		$(45,111)

(1)Consists of realized gains of $28.8 million, offset by impairment charges of $14.7 million during the three months ended March 31, 2024.

During the three months ended March 31, 2024, gains and losses on investments in privately held entities that do not report NAV still held as of March 31, 2024 aggregated to a loss of $10.5 million, which consisted of upward adjustments aggregating $8.6 million and downward adjustments and impairments aggregating $19.1 million.

During the three months ended March 31, 2023, gains and losses on investments in privately held entities that do not report NAV still held as of March 31, 2023 aggregated to a loss of $510 thousand, which consisted of upward adjustments aggregating $1.8 million and downward adjustments and impairments aggregating $2.3 million.

Unrealized gains or losses related to investments still held (excluding investments accounted for under the equity method) as of March 31, 2024 and 2023 aggregated to gains of $47.8 million and losses of $38.3 million during the three months ended March 31, 2024 and 2023, respectively.

Our investment income of $43.3 million for the three months ended March 31, 2024 also included $5.0 million of equity in earnings of our equity method investments.

Refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

8.     OTHER ASSETS

The following table summarizes the components of other assets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Acquired in-place leases	$426,670	$461,613
Deferred compensation plan	42,528	40,365
Deferred financing costs – unsecured senior line of credit	29,005	30,897
Deposits	26,803	25,863
Furniture, fixtures, and equipment	28,380	26,560
Net investment in direct financing lease	40,282	40,097
Notes receivable	16,487	15,841
Operating lease right-of-use assets	513,271	516,452
Other assets	103,007	88,453
Prepaid expenses	54,574	30,969
Property, plant, and equipment	143,961	144,784
Total	$1,424,968	$1,421,894

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

Assets and liabilities measured at fair value on a recurring basis

The following table sets forth the assets that we measure at fair value on a recurring basis by level in the fair value hierarchy (in thousands). There were no liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023. There were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the three months ended March 31, 2024.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in publicly traded companies:
As of March 31, 2024	$174,521	$174,521	$—	$—
As of December 31, 2023	$159,566	$159,566	$—	$—

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

9.    FAIR VALUE MEASUREMENTS (continued)
Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of March 31, 2024 and December 31, 2023, the carrying values of investments in privately held entities that report NAV aggregated $672.1 million and $671.5 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standards. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments.

Assets and liabilities measured at fair value on a nonrecurring basis

The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023 (in thousands).

			Fair Value Measurement Using
Description	Carrying Amount		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Real estate assets held for sale with carrying values adjusted to fair value less costs to sell
As of March 31, 2024	$118,530	(1)	$—	$—		$118,530	(2)
As of December 31, 2023	$133,885	(1)	$—	$—		$133,885	(2)
Investments in privately held entities that do not report NAV
As of March 31, 2024	$182,596		$—	$166,688	(3)	$15,908	(4)
As of December 31, 2023	$188,689		$—	$174,268	(3)	$14,421	(4)

(1)These amounts are included in the total balances of our net assets classified as held for sale aggregating $179.3 million and $191.4 million as of March 31, 2024 and December 31, 2023, respectively, disclosed in Note 15 – “Assets classified as held for sale,” and represent assets held for sale as of March 31, 2024 and December 31, 2023, respectively, for which impairments were recognized. Refer to Note 3 – “Investments in real estate” and Note 15 – “Assets classified as held for sale” to our consolidated financial statements for additional information.
(2)Represent aggregate carrying amounts of assets held for sale after adjustments to their respective fair values less costs to sell based on executed purchase and sale agreements, letters of intent, or valuations provided by third-party real estate brokers.
(3)These amounts represent the total carrying amounts of our equity investments in privately held entities with observable price changes, which are included in the investments balances of $1.5 billion and $1.4 billion, respectively, in our unaudited consolidated balance sheets as of March 31, 2024 and December 31, 2023, respectively, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements.
(4)These amounts are included in the investments in privately held entities without observable price changes balances aggregating $382.4 million and $368.7 million as of March 31, 2024 and December 31, 2023, respectively, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements. The aforementioned balances represent the carrying amounts of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described in “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

Real estate assets classified as held for sale measured at fair value less costs to sell

Our real estate assets classified as held for sale and measured at fair value less costs to sell are presented in the table above. These properties are subsets of our total real estate assets classified as held for sale as of March 31, 2024 and December 31, 2023, respectively. The fair values for these real estate assets were estimated based on negotiated sales prices or valuations provided by third-party real estate brokers. Refer to “Investments in real estate” in Note 2 – “Summary of significant accounting policies” and Note 15 – “Assets classified as held for sale” to our consolidated financial statements for additional information.

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

As of March 31, 2024 and December 31, 2023, the book and estimated fair values of our secured notes payable and unsecured senior notes payable and the amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	March 31, 2024
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$130,050	$—	$129,619	$—	$129,619
Unsecured senior notes payable	$12,087,113	$—	$10,509,910	$—	$10,509,910
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$—	$—	$—	$—	$—

	December 31, 2023
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$119,662	$—	$118,660	$—	$118,660
Unsecured senior notes payable	$11,096,028	$—	$9,708,930	$—	$9,708,930
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$99,952	$—	$99,915	$—	$99,915

The carrying values of cash and cash equivalents, restricted cash, tenant receivables, deposits, notes receivable, accounts payable, accrued expenses, and other short-term liabilities approximate their fair value.

10.    SECURED AND UNSECURED SENIOR DEBT
The following table summarizes our outstanding indebtedness and respective principal payments remaining as of March 31, 2024 (dollars in thousands):

	Stated Rate	Interest Rate(1)		Maturity Date(2)		Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount)/ Premium
Debt						2024	2025	2026	2027	2028	Thereafter	Principal		Total
Secured notes payable
Greater Boston(3)	SOFR+2.70%	8.37%		11/19/26		$—	$—	$129,890	$—	$—	$—	$129,890	$(459)	$129,431
San Francisco Bay Area	6.50%	6.50		7/1/36		32	34	36	38	41	438	619	—	619
Secured debt weighted-average interest rate/subtotal		8.36				32	34	129,926	38	41	438	130,509	(459)	130,050

Unsecured senior line of credit and commercial paper program(4)	(4)	—	(4)	1/22/28	(4)	—	—	—	—	—	—	—	—	—
Unsecured senior notes payable	3.45%	3.62		4/30/25		—	600,000	—	—	—	—	600,000	(960)	599,040
Unsecured senior notes payable	4.30%	4.50		1/15/26		—	—	300,000	—	—	—	300,000	(900)	299,100
Unsecured senior notes payable	3.80%	3.96		4/15/26		—	—	350,000	—	—	—	350,000	(1,021)	348,979
Unsecured senior notes payable	3.95%	4.13		1/15/27		—	—	—	350,000	—	—	350,000	(1,448)	348,552
Unsecured senior notes payable	3.95%	4.07		1/15/28		—	—	—	—	425,000	—	425,000	(1,628)	423,372
Unsecured senior notes payable	4.50%	4.60		7/30/29		—	—	—	—	—	300,000	300,000	(1,193)	298,807
Unsecured senior notes payable	2.75%	2.87		12/15/29		—	—	—	—	—	400,000	400,000	(2,371)	397,629
Unsecured senior notes payable	4.70%	4.81		7/1/30		—	—	—	—	—	450,000	450,000	(2,333)	447,667
Unsecured senior notes payable	4.90%	5.05		12/15/30		—	—	—	—	—	700,000	700,000	(5,316)	694,684
Unsecured senior notes payable	3.375%	3.48		8/15/31		—	—	—	—	—	750,000	750,000	(4,830)	745,170
Unsecured senior notes payable	2.00%	2.12		5/18/32		—	—	—	—	—	900,000	900,000	(7,657)	892,343
Unsecured senior notes payable	1.875%	1.97		2/1/33		—	—	—	—	—	1,000,000	1,000,000	(7,760)	992,240
Unsecured senior notes payable	2.95%	3.07		3/15/34		—	—	—	—	—	800,000	800,000	(7,801)	792,199
Unsecured senior notes payable	4.75%	4.88		4/15/35		—	—	—	—	—	500,000	500,000	(5,298)	494,702
Unsecured senior notes payable	5.25%	5.38		5/15/36		—	—	—	—	—	400,000	400,000	(4,364)	395,636
Unsecured senior notes payable	4.85%	4.93		4/15/49		—	—	—	—	—	300,000	300,000	(2,958)	297,042
Unsecured senior notes payable	4.00%	3.91		2/1/50		—	—	—	—	—	700,000	700,000	10,080	710,080
Unsecured senior notes payable	3.00%	3.08		5/18/51		—	—	—	—	—	850,000	850,000	(11,513)	838,487
Unsecured senior notes payable	3.55%	3.63		3/15/52		—	—	—	—	—	1,000,000	1,000,000	(14,002)	985,998
Unsecured senior notes payable	5.15%	5.26		4/15/53		—	—	—	—	—	500,000	500,000	(7,757)	492,243
Unsecured senior notes payable	5.625%	5.71		5/15/54		—	—	—	—	—	600,000	600,000	(6,857)	593,143
Unsecured debt weighted-average interest rate/subtotal		3.81				—	600,000	650,000	350,000	425,000	10,150,000	12,175,000	(87,887)	12,087,113
Weighted-average interest rate/total		3.86%				$32	$600,034	$779,926	$350,038	$425,041	$10,150,438	$12,305,509	$(88,346)	$12,217,163

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Represents a secured construction loan held by our consolidated real estate joint venture for 99 Coolidge Avenue, of which we own a 75.0% interest. As of March 31, 2024, this joint venture has $65.4 million available under existing lender commitments. The interest rate shall be reduced from SOFR+2.70% to SOFR+2.10% over time upon the completion of certain leasing, construction, and financial covenant milestones.
(4)Refer to “$5.0 billion unsecured senior line of credit” and “$2.5 billion commercial paper program” on the following page.

10.    SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our secured and unsecured senior debt and amounts outstanding under our unsecured senior line of credit and commercial paper program as of March 31, 2024 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt				Weighted-Average
						Interest		Remaining Term (in years)
			Total		Percentage	Rate(1)
Secured notes payable	$619	$129,431	$130,050		1.1%	8.36%		2.7
Unsecured senior notes payable	12,087,113	—	12,087,113		98.9	3.81		13.5
Unsecured senior line of credit and commercial paper program	—	—	—	(2)	—	—	(2)	3.8	(3)
Total/weighted average	$12,087,732	$129,431	$12,217,163		100.0%	3.86%		13.4	(3)
Percentage of total debt	98.9%	1.1%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)As of March 31, 2024, we had no outstanding balance on our unsecured senior line of credit and no commercial paper notes outstanding.
(3)We calculate the weighted-average remaining term of our commercial paper notes by using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper notes, the consolidated weighted-average maturity of our debt is 13.4 years. The commercial paper notes sold during the three months ended March 31, 2024 were issued at a weighted-average yield to maturity of 5.60% and had a weighted-average maturity term of 15 days.

Unsecured senior notes payable

In February 2024, we issued $1.0 billion of unsecured senior notes payable with a weighted-average interest rate of 5.48% and a weighted-average maturity of 23.1 years. The unsecured senior notes consisted of $400.0 million of 5.25% unsecured senior notes due 2036 and $600.0 million of 5.625% unsecured senior notes due 2054.

$5.0 billion unsecured senior line of credit

As of March 31, 2024, our unsecured senior line of credit had aggregate commitments of $5.0 billion and bore an interest rate of SOFR plus 0.855%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.145% based on the aggregate commitments outstanding. Based upon our ability to achieve certain annual sustainability metrics, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.

Based on certain sustainability metrics achieved in accordance with the terms of our unsecured senior line of credit agreement, the borrowing rate was reduced for a one-year period by two basis points to SOFR plus 0.855%, from SOFR plus 0.875%, and the facility fee was reduced by 0.5 basis point to 0.145% from 0.15%. As of March 31, 2024, we had no outstanding balance on our unsecured line of credit.

$2.5 billion commercial paper program

Our commercial paper program provides us with the ability to issue up to $2.5 billion of commercial paper notes that bear interest at short-term fixed rates with a maturity of generally 30 days or less and a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding notes issued under our commercial paper program. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. The commercial paper notes sold during the three months ended March 31, 2024 were issued at a weighted-average yield to maturity of 5.60% and had a weighted-average maturity term of 15 days. As of March 31, 2024, we had no commercial paper notes outstanding.

Interest expense

The following table summarizes interest expense for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Interest incurred	$122,680	$100,824
Capitalized interest	(81,840)	(87,070)
Interest expense	$40,840	$13,754

11.     ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES

The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable and accrued expenses	$432,296	$524,439
Accrued construction	643,456	606,333
Acquired below-market leases	290,614	322,040
Conditional asset retirement obligations	55,958	53,083
Deferred rent liabilities	13,365	15,183
Operating lease liability	381,578	382,883
Unearned rent and tenant security deposits	561,795	548,529
Other liabilities	124,769	158,453
Total	$2,503,831	$2,610,943

As of March 31, 2024 and December 31, 2023, our conditional asset retirement obligations liability primarily consisted of the soil and groundwater remediation liabilities associated with certain of our properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, requires remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys; subsurface sampling; and other testing. We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos) when the fair value of the liability can be reasonably estimated. In addition, environmental laws and regulations subject our tenants, and potentially us, to liability that may result from our tenants’ routine handling of hazardous substances and wastes as part of their operations at our properties. These assessments and investigations of our properties have not to date revealed any additional environmental liability we believe would have a material adverse effect on our business and financial statements or that would require additional disclosures or recognition in our consolidated financial statements.

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

The table below reconciles the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income	$219,176	$121,693
Net income attributable to noncontrolling interests	(48,631)	(43,831)
Net income attributable to unvested restricted stock awards	(3,659)	(2,606)
Numerator for basic and diluted EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$166,886	$75,256

Denominator for basic EPS – weighted-average shares of common stock outstanding	171,949	170,784
Dilutive effect of forward equity sales agreements	—	—
Denominator for diluted EPS – weighted-average shares of common stock outstanding	171,949	170,784
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.97	$0.44
Diluted	$0.97	$0.44

13.    STOCKHOLDERS’ EQUITY
Common equity transactions

In February 2024, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $1.5 billion of our common stock. As of March 31, 2024, the full amount remained available for future sales of our common stock.

Dividends

During the three months ended March 31, 2024, we declared cash dividends on our common stock aggregating $222.1 million, or $1.27 per share. In April 2024, we paid the cash dividends on our common stock declared for the three months ended March 31, 2024.

Accumulated other comprehensive loss

The change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the three months ended March 31, 2024 was entirely due to net unrealized losses of $7.9 million on foreign currency translation related to our operations primarily in Canada.

Common stock, preferred stock, and excess stock authorizations

Our charter authorizes the issuance of 400.0 million shares of common stock, of which 172.0 million shares were issued and outstanding as of March 31, 2024. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of March 31, 2024. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of March 31, 2024.

14.    NONCONTROLLING INTERESTS

Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. As of March 31, 2024, these entities owned 68 properties, which are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the three months ended March 31, 2024 and 2023, we distributed $59.8 million and $63.2 million, respectively, to our consolidated real estate joint venture partners.

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

15.    ASSETS CLASSIFIED AS HELD FOR SALE

As of March 31, 2024, we had seven properties aggregating 1.0 million RSF that were classified as held for sale in our consolidated financial statements. For additional information on the sales of real estate assets that were previously classified as held for sale, refer to “Sales of real estate assets” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements.

The disposal of properties classified as held for sale does not represent a strategic shift that has (or will have) a major effect on our operations or financial results and therefore does not meet the criteria for classification as a discontinued operation. We cease depreciation of our properties upon their classification as held for sale. Refer to “Real estate sales” in Note 2 – “Summary of significant accounting policies” for additional information.

The following is a summary of net assets as of March 31, 2024 and December 31, 2023 for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	March 31, 2024	December 31, 2023
Total assets	$200,291	$194,223
Total liabilities	(23,207)	(4,750)
Total accumulated other comprehensive income	2,222	1,960
Net assets classified as held for sale	$179,306	$191,433

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
•Market and industry factors, such as adverse developments concerning the life science industry and/or our tenants;
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

This list of risks and uncertainties is not exhaustive. Additional information regarding risk factors that may affect us is included under Part I; “Item 1A. Risk factors”; and “Item 7. Management’s discussion and analysis of financial condition and results of operations” in our annual report on Form 10-K for the year ended December 31, 2023 and under respective sections in this quarterly report on Form 10-Q. Readers of this quarterly report on Form 10-Q should also read our other documents filed publicly with the SEC for further discussion regarding such factors.

Overview

We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® company, is a best-in-class, mission-driven life science REIT making a positive and lasting impact on the world. As the pioneer of the life science real estate niche since our founding in 1994, Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative life science mega campuses in AAA innovation cluster locations, including Greater Boston, the San Francisco Bay Area, San Diego, Seattle, Maryland, Research Triangle, and New York City. Alexandria has a total market capitalization of $34.4 billion and an asset base in North America of 74.1 million SF as of March 31, 2024, which includes 42.2 million RSF of operating properties, 5.3 million RSF of Class A/A+ properties undergoing construction and one committed near-term project expected to commence construction in the next two years, 2.5 million RSF of priority anticipated development and redevelopment projects, and 24.1 million SF of future development projects. Alexandria has a longstanding and proven track record of developing Class A/A+ properties clustered in life science mega campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science companies through our venture capital platform. We believe our unique business model and diligent underwriting ensure a high-quality and diverse tenant base that results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

As of March 31, 2024:

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

Our primary business objective is to maximize long-term asset value and stockholder returns based on a multifaceted platform of internal and external growth. A key element of our strategy is our unique focus on Class A/A+ properties located in collaborative life science mega campuses in AAA innovation clusters. These key campus locations are generally characterized by high barriers to entry for new landlords, high barriers to exit for tenants, and a limited supply of available space. They generally represent highly desirable locations for tenancy by life science entities because of their close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. Our strategy also includes drawing upon our deep and broad real estate and life science relationships in order to identify and attract new and leading tenants and to source additional value-creation real estate.

Executive summary

Operating results

	Three Months Ended March 31,
	2024	2023
Net income attributable to Alexandria’s common stockholders – diluted:
In millions	$166.9	$75.3
Per share	$0.97	$0.44
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$403.9	$373.7
Per share	$2.35	$2.19

For additional information, refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations” and to the tabular presentation of these items in “Results of operations” in Item 2.

An operationally excellent, industry-leading REIT with a high-quality, diverse client base to support growing revenues, stable cash flows, and strong margins

Percentage of annual rental revenue in effect from mega campuses as of March 31, 2024	74%
Percentage of annual rental revenue in effect from investment-grade or publicly traded large cap tenants as of March 31, 2024	52%

Sustained strength in tenant collections:
Tenant receivables as of March 31, 2024 represent 1.0% of rental revenues	$7.5	million
April 2024 tenant rents and receivables collected as of the date of this report	99.7%
Tenant rents and receivables for the three months ended March 31, 2024 collected as of the date of this report	99.9%

Occupancy of operating properties in North America as of March 31, 2024	94.6%
Adjusted EBITDA margin for the three months ended March 31, 2024	72%

Weighted-average remaining lease term as of March 31, 2024:
Top 20 tenants	9.7	years
All tenants	7.5	years

Strong leasing volume and rental rate increases

•Strong rental rate increases of 33.0% and 19.0% (cash basis).
•Strong leasing volume aggregating 1.1 million RSF for the three months ended March 31, 2024.
•77% of our leasing activity during the last twelve months was generated from our existing tenant base.

Three Months Ended March 31, 2024

Total leasing activity – RSF	1,142,857
Leasing of development and redevelopment space – RSF	100,232
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	994,770
Rental rate increase	33.0%
Rental rate increase (cash basis)	19.0%

Continued solid net operating income and internal growth

•Total revenues of $769.1 million, up 9.7%, for the three months ended March 31, 2024, compared to $700.8 million for the three months ended March 31, 2023.
•Net operating income (cash basis) of $1.9 billion for the three months ended March 31, 2024 annualized, increased by $132.7 million, or 7.6%, compared to the three months ended March 31, 2023 annualized. Refer to “Net operating income, net operating income (cash basis), and operating margin” under “Definitions and reconciliations” in Item 2 for a reconciliation of our net income to net operating income (cash basis).
•Same property net operating income growth 1.0% and 4.2% (cash basis) for the three months ended March 31, 2024, compared to the three months ended March 31, 2023.
•96% of our leases contain contractual annual rent escalations approximating 3%.

Strong and flexible balance sheet with significant liquidity; top 10% credit rating ranking among all publicly traded U.S. REITs

•As of March 31, 2024, our credit ratings from S&P Global Ratings and Moody’s Investors Service were BBB+ and Baa1, respectively, which rank in the top 10% among all publicly traded U.S. REITs.
•Net debt and preferred stock to Adjusted EBITDA of 5.2x and fixed-charge coverage ratio of 4.7x for the three months ended March 31, 2024 annualized.
•Significant liquidity of $6.0 billion.
•32% of our total debt matures in 2049 and beyond.
•13.4 years weighted-average remaining term of debt.
•98.9% of our debt has a fixed rate.
•Total debt and preferred stock to gross assets of 28%.
•$1.3 billion of expected capital contribution commitments from existing consolidated real estate joint venture partners to fund construction from April 1, 2024 through 2027.

Consistent dividend strategy with a focus on retaining significant net cash flows from operating activities after dividends for reinvestment

•Common stock dividend declared for the three months ended March 31, 2024 of $1.27 per common share, aggregating $5.02 per common share for the twelve months ended March 31, 2024, up 24 cents, or 5%, over the twelve months ended March 31, 2023.
•Dividend yield of 3.9% as of March 31, 2024.
•Dividend payout ratio of 54% for the three months ended March 31, 2024.
•Average annual dividend per-share growth of 5% from 2020 through the three months ended March 31, 2024 annualized.
•Significant net cash flows from operating activities after dividends retained for reinvestment aggregating $2.1 billion for the years ended December 31, 2020 through 2023 and for the midpoint of our 2024 guidance range for net cash provided by operating activities after dividends.

Strong balance sheet management

Key capital metrics as of or for the three months ended March 31, 2024

	March 31, 2024		Target for Fourth Quarter of 2024 Annualized
	Quarter Annualized	Trailing 12 Months
Net debt and preferred stock to Adjusted EBITDA	5.2x	5.6x	Less than or equal to 5.1x
Fixed-charge coverage ratio	4.7x	4.7x	Greater than or equal to 4.5x

•$34.4 billion in total market capitalization.
•$22.2 billion in total equity capitalization, which ranks in the top 10% among all publicly traded U.S. REITs.
•As of March 31, 2024, our non-real estate investments aggregated $1.5 billion:
•Unrealized gains presented in our consolidated balance sheet were $220.2 million, comprising gross unrealized gains and losses aggregating $320.4 million and $100.2 million, respectively.
•Investment income of $43.3 million for the three months ended March 31, 2024 presented in our consolidated statement of operations consisted of $28.8 million of realized gains, partially offset by impairment charges of $14.7 million, and $29.2 million of unrealized gains.

Key capital events

•In February 2024, we issued $1.0 billion of unsecured senior notes payable with a weighted-average interest rate of 5.48% and a weighted-average maturity of 23.1 years. The unsecured senior notes include:
•$400.0 million of 5.25% unsecured senior notes due 2036; and
•$600.0 million of 5.625% unsecured senior notes due 2054.
•In January 2024, our ATM program became inactive upon expiration of the associated shelf registration. In February 2024, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $1.5 billion of our common stock. As of the date of this report, the full amount remained available for future sales of our common stock.

External growth and investments in real estate

Alexandria’s highly leased value-creation pipeline delivered incremental annual net operating income of $26 million, commencing during the three months ended March 31, 2024, and will drive future incremental annual net operating income aggregating $480 million

•During the three months ended March 31, 2024, we placed into service development and redevelopment projects aggregating 343,445 RSF that are 100% leased across multiple submarkets and delivered incremental annual net operating income of $26 million. Deliveries during the three months ended March 31, 2024 include:
•100,624 RSF at 500 North Beacon Street located on The Arsenal on the Charles mega campus in our Cambridge/Inner Suburbs submarket;
•115,598 RSF at the Alexandria Center® for Advanced Technologies – Monte Villa Parkway in our Bothell submarket; and
•72,846 RSF at 99 Coolidge Avenue in our Cambridge/Inner Suburbs submarket.
•Annual net operating income (cash basis) is expected to increase by $101 million upon the burn-off of initial free rent from recently delivered projects. Initial free rent has a weighted-average burn-off period of approximately seven months.
•69% of the RSF in our total value-creation pipeline is within our mega campuses.

Development and Redevelopment Projects	Incremental Annual Net Operating Income		RSF	Leased/Negotiating Percentage
(dollars in millions)
Placed into service during three months ended March 31, 2024	$26		343,445	100%

Expected to be placed into service(1):
Second quarter of 2024 through fourth quarter of 2024	$120	(2)	5,541,380	63%
Fiscal year 2025	109	(3)			(4)
First quarter of 2026 through fourth quarter of 2027	251
	$480

(1)Represents expected incremental annual net operating income to be placed into service from deliveries of projects undergoing construction and one committed near-term project expected to commence construction in the next two years, including partial deliveries of projects that stabilize in future years.
(2)Includes 1.2 million RSF that is expected to stabilize in 2024 and is 98% leased/negotiating. Refer to the initial and stabilized occupancy years under “New Class A/A+ development and redevelopment properties: current projects” in Item 2 for additional details.
(3)In addition to the projects represented, we are evaluating one priority anticipated development project that could commence active construction in 2024 and may have initial delivery in 2025.
(4)72% of the leased RSF of our value-creation projects was generated from our existing tenant base.

Industry and corporate responsibility leadership: catalyzing and leading the way for positive change to benefit human health and society

•In March 2024, Alexandria was named one of Newsweek’s Most Trustworthy Companies in America for the second consecutive year based on three touchpoints of trust: customer trust, investor trust, and employee trust. On the 2024 list, Alexandria holds the top rank among the three S&P 500 REITs recognized in the real estate and housing category.
•In March 2024, Alexandria’s executive chairman and founder, Joel S. Marcus, was selected to receive the inaugural Bisnow Life Sciences Icon & Influencer Award. This prestigious award highlights Mr. Marcus and the company's significant contributions to and lasting impact on the life science real estate sector and broader life science industry. Mr. Marcus will accept the award on behalf of Alexandria at Bisnow's International Life Sciences & Biotech Conference in September 2024.
•During three months ended March 31, 2024, Alexandria earned several awards in recognition of operational excellence in asset management, leasing, real estate transactions, and sustainability across our regions:
•In our Greater Boston market, Alexandria won two 2023 Commercial Broker Association Achievement Awards: Life Science Deal of the Year for our lease with Novo Nordisk at 60 Sylvan Road on the Alexandria Center® for Life Science – Waltham mega campus and Investment Sale of the Year – Urban for our strategic sale of partial interest in 15 Necco Street.
•In our San Francisco Bay Area market, the Alexandria Center® for Life Science – San Carlos mega campus won a TOBY (The Outstanding Building of the Year) Award from BOMA (Building Owners and Managers Association) in the region’s new Life Science category. Alexandria also received a San Francisco Business Times’ 2024 Real Estate Deal of the Year Award for our lease with CARGO Therapeutics, a clinical-stage biotechnology company, at 835 Industrial Road on this mega campus.
•In our Seattle market, Alexandria was an honoree in the Water Stewardship category of the Puget Sound Business Journal’s 2024 Environmental and Sustainability Awards in recognition of our implementation of an innovative energy district at the Alexandria Center® for Life Science – South Lake Union mega campus featuring one of the largest wastewater heat recovery systems in North America. This wastewater heat recovery system, which will provide an alternative energy source to heat our buildings and enhance building resilience and operating performance, demonstrates our continued focus on reducing greenhouse gas emissions in our laboratory facilities.
•In our Research Triangle market, we earned the Top Life Sciences/Laboratory Lease in the Triangle Business Journal’s 2024 SPACE Awards for our lease with Pairwise, a health-focused food and agriculture company, at 110 and 112 TW Alexander Drive on the Alexandria Center® for Sustainable Technologies mega campus. The annual SPACE Awards recognize the Research Triangle’s top commercial real estate developments and transactions.
•In February 2024, Alexandria, in partnership with former congressman Patrick J. Kennedy and The Kennedy Forum, held its second Alexandria Summit® on Mental Health in Washington, DC. Alexandria convened a diverse set of key decision makers, influential life science industry thought leaders, members of Congress, regulatory agency executives, and other key policymakers to advance the development of novel, effective psychiatric therapies to address vast unmet need.
•During the three months ended December 31, 2023, we retired our 2025 environmental goals, which had previously been set to decrease carbon emissions, energy use, and potable water consumption and to improve waste diversion by 2025 compared to 2015 baselines. We are currently considering establishing new targets for reducing greenhouse gas emissions.

# ALEXANDRIA'S HIGHLY IMPACTFUL SOCIAL RESPONSIBILITY PILLARS

## Developing and implementing collaborative and innovative solutions to some of society's most pressing challenges

The Honor Foundation headquarters in San Diego, CA

*Supporting our military, our veterans, and their families*

*Building principled leaders through education*

Graduates of the Emily K Center in Durham, NC

Accelerating medical innovation to save lives

Former Congressman Patrick Kennedy at the Alexandria Summit® on Mental Health in 2023

*Prioritizing the mental health crisis*

OneFifteen campus in Dayton, OH

*Revolutionizing addiction treatment*

Future National Medal of Honor Museum in Arlington, TX

*Inspiring future generations with the stories and values of our nation's heroes*

*Harnessing agtech to combat hunger and improve nutrition*

*Approaching homelessness as a healthcare problem, not a housing issue*

# ALEXANDRIA'S ACHIEVEMENTS AND RECOGNITIONS IN 1Q24

NAMED ONE OF THE MOST TRUSTWORTHY COMPANIES IN AMERICA BY *NEWSWEEK* FOR SECOND CONSECUTIVE YEAR

MOST TRUSTWORTHY COMPANIES IN AMERICA 2024
Newsweek
statista

## TOP-RANKED S&P 500 REIT

Recognized in the Real Estate & Housing Category

INAUGURAL BISNOW

## LIFE SCIENCES ICON & INFLUENCER AWARD

Accepting on behalf of Alexandria

JOEL S. MARCUS

*Executive Chairman & Founder*

"We are thrilled to honor Joel Marcus. ... His perseverance and forward-thinking leadership, coupled with his commitment to innovation and ability to navigate challenging times, has not only resulted in a successful business but helped mold the [life science] industry."

**GREGG MAYER,** CEO, Bisnow

## CONGRATULATIONS

to Our Greater Boston, San Francisco Bay Area, Seattle, and Research Triangle Regions

- 2024 BOMA
  The Outstanding Building of the Year (TOBY)
  *INAUGURAL LIFE SCIENCE CATEGORY*
- *San Francisco Business Times'*
  2024 Real Estate Deals of the Year
  *CARGO THERAPEUTICS' LEASE AT THE ALEXANDRIA CENTER® FOR LIFE SCIENCE – SAN CARLOS*

2023 CBA Achievement Awards
*LIFE SCIENCE DEAL OF THE YEAR*

NOVO NORDISK LEASE AT THE ALEXANDRIA CENTER® FOR LIFE SCIENCE – WALTHAM MEGA CAMPUS, GREATER BOSTON

2023 CBA Achievement Awards
*INVESTMENT SALE OF THE YEAR – URBAN*

PAIRWISE LEASE AT THE ALEXANDRIA CENTER® FOR SUSTAINABLE TECHNOLOGIES MEGA CAMPUS, RESEARCH TRIANGLE

Operating summary

Historical Same Property Net Operating Income Growth		Historical Rental Rate Growth: Renewed/Re-Leased Space

Margins(1)		Favorable Lease Structure(2)
Operating	Adjusted EBITDA	Strategic Lease Structure by Owner and Operator of Collaborative Life Science Mega Campuses
72%	72%	Increasing cash flows
		Percentage of leases containing annual rent escalations	96%
		Stable cash flows
Weighted-Average Lease Term of Executed Leases(3)		Percentage of triple net leases	94%
		Lower capex burden
8.8 years		Percentage of leases providing for the recapture of capital expenditures	93%

Net Debt and Preferred Stock to Adjusted EBITDA(4)		Fixed-Charge Coverage Ratio(4)

Refer to “Same properties” and “Definitions and reconciliations” in Item 2 for additional details. “Definitions and reconciliations” contains the definitions of “Fixed-charge coverage ratio,” “Net debt and preferred stock to Adjusted EBITBA,” and “Net operating income” and their respective reconciliations from the most directly comparable financial measures presented in accordance with GAAP.

(1)For the three months ended March 31, 2024.
(2)Percentages calculated based on our annual rental revenue in effect as of March 31, 2024.
(3)Represents the weighted-average lease term of executed leases for the 10-year period from December 31, 2015 through March 31, 2024.
(4)Quarter annualized.

Stable Cash Flows From Our High-Quality and Diverse Mix of Approximately 800 Tenants

Multinational Pharmaceutical
20%
Life Science Product, Service, and Device
21%
Biomedical and Government Institutions
10%
Public Biotechnology – Approved or Marketed Product
16%
3%
Future Change in Use(1)
7%
Investment-Grade or Large Cap Tech
4%
Other(2)
10%
Private Biotechnology
9%
Public Biotechnology – Preclinical or Clinical Stage

Investment-Grade or Publicly Traded Large Cap Tenants

92%

of ARE’s Top 20 Tenant Annual Rental Revenue

52%

Percentage of ARE’s Annual Rental Revenue	of ARE’s Annual Rental Revenue

Solid Historical Occupancy of 96% Over Past 10 Years(3) From Historically Strong Demand for Our Class A/A+ Properties in AAA Locations

Mega Campuses	Occupancy Across Key Locations

Percentage of ARE’s Annual Rental Revenue

As of March 31, 2024. Annual rental revenue represents amounts in effect as of March 31, 2024. Refer to “Definitions and reconciliations” in Item 2 for additional information.
(1)Represents annual rental revenue currently generated from space that is targeted for a future change in use to laboratory space, including 1.0% of annual rental revenue that is generated from covered land play projects for future development opportunities. The weighted-average remaining term of these leases is 3.6 years.
(2)Represents the percentage of our annual rental revenue generated by “Other” tenants, which comprise technology, professional services, finance, telecommunications, and construction/real estate companies, and (by less than 1.0% of our annual rental revenue) retail-related tenants.
(3)Represents average occupancy of operating properties as of each December 31 from 2015 through 2023 and as of March 31, 2024.
(4)Refer to footnote 1 under “Summary of occupancy percentages in North America” in Item 2 for additional details.

Long-Duration and Stable Cash Flows From High-Quality and Diverse Tenants

Long-Duration Lease Terms

9.7 Years
Top 20 Tenants

7.5 Years
All Tenants
Weighted-Average Remaining Term(1)

Sustained Strength in Tenant Collections(2)

99.9%
For the Three Months Ended March 31, 2024

99.7%
April 2024

(1)Based on annual rental revenue in effect as of March 31, 2024.
(2)Represents the portion of total receivables billed for each period collected through the date of this report.

Leasing

The following table summarizes our leasing activity at our properties:

	Three Months Ended				Year Ended
	March 31, 2024				December 31, 2023
	Including Straight-Line Rent		Cash Basis		Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	33.0%	(2)	19.0%	(2)	29.4%	15.8%
New rates	$81.17		$78.61		$52.35	$50.82
Expiring rates	$61.01		$66.04		$40.46	$43.87
RSF	994,770				3,046,386
Tenant improvements/leasing commissions	$21.97				$26.09
Weighted-average lease term	8.5 years				8.7 years

Developed/redeveloped/ previously vacant space leased(3)
New rates	$76.63		$76.79		$65.66	$59.74
RSF	148,087				1,259,686
Weighted-average lease term	5.6 years				13.8 years

Leasing activity summary (totals):
New rates	$80.90		$78.50		$56.09	$53.33
RSF	1,142,857				4,306,072
Weighted-average lease term	8.4 years				11.3 years

Lease expirations(1)
Expiring rates	$55.76		$59.39		$43.84	$45.20
RSF	1,412,931	(4)			5,027,773

Leasing activity includes 100% of results for properties in North America in which we have an investment.

(1)Excludes month-to-month leases aggregating 142,020 RSF and 86,092 RSF as of March 31, 2024 and December 31, 2023, respectively. During the trailing twelve months ended March 31, 2024, we granted free rent concessions averaging 0.8 months per annum.
(2)Rental rate changes can experience volatility from quarter to quarter based on the mix of leases executed. Refer to “Projected results” in Item 2 for rental rate changes expected from leases executed during the year ending December 31, 2024.
(3)Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 for additional information, including total project costs.
(4)Includes 160,053 RSF, which was an acquired in-place lease, at 311 Arsenal Street in our Cambridge/Inner Suburbs submarket that commenced redevelopment during the three months ended March 31, 2024 with initial occupancy expected in 2027.

Summary of contractual lease expirations

The following table summarizes information with respect to the contractual lease expirations at our properties as of March 31, 2024:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Annual Rental Revenue
2024 (2)	2,454,461	6.2%	$48.04	5.4%
2025	4,204,286	10.6%	$53.73	10.3%
2026	2,308,196	5.8%	$52.11	5.5%
2027	3,106,423	7.8%	$52.39	7.4%
2028	4,657,935	11.8%	$51.60	10.9%
2029	2,649,318	6.7%	$50.78	6.1%
2030	2,447,767	6.2%	$48.68	5.4%
2031	3,670,568	9.3%	$55.33	9.2%
2032	1,157,219	2.9%	$59.50	3.1%
2033	2,803,731	7.1%	$51.78	6.6%
Thereafter	10,114,906	25.6%	$65.43	30.1%
(1)Represents amounts in effect as of March 31, 2024.
(2)Excludes month-to-month leases aggregating 142,020 RSF as of March 31, 2024.

The following tables present information by market with respect to our lease expirations for the remainder of 2024 and for all of 2025 in North America as of March 31, 2024:

	2024 Contractual Lease Expirations (in RSF)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/Redevelopment(1)			Remaining Expiring Leases(2)		Total(3)	Annual Rental Revenue (per RSF)(4)
			Committed Near-Term/ Priority Anticipated	Future
Greater Boston	14,075	32,574	148,393	104,500		308,244		607,786	$64.26
San Francisco Bay Area	5,998	—	107,250	84,083		367,499		564,830	61.43
San Diego	20,626	—	159,884 (5)	420,137		60,977		661,624	24.17
Seattle	—	2,147	—	—		152,552		154,699	22.01
Maryland	—	—	—	—		15,819		15,819	25.27
Research Triangle	—	—	—	—		68,960		68,960	55.16
New York City	—	—	—	—		360,636	(6)	360,636	55.50
Texas	—	—	—	—		—		—	—
Canada	20,107	—	—	—		—		20,107	26.26
Non-cluster/other markets	—	—	—	—		—		—	—
Total	60,806	34,721	415,527	608,720		1,334,687		2,454,461	$48.04
Percentage of expiring leases	2%	1%	17%	25%		55%		100%

	2025 Contractual Lease Expirations (in RSF)							Annual Rental Revenue (per RSF)(4)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment(1)	Remaining Expiring Leases(2)		Total

Greater Boston	44,332	140,684	25,312	1,076,112	(7)	1,286,440		$71.80
San Francisco Bay Area	35,797	118,591	—	488,205		642,593		72.20
San Diego	16,891	—	—	329,258		346,149		42.89
Seattle	—	—	50,552	350,071		400,623		28.00
Maryland	35,055	—	—	200,156		235,211		28.09
Research Triangle	—	—	—	327,850		327,850		48.77
New York City	—	—	—	62,224		62,224		105.76
Texas	—	—	198,972	604,382		803,354		36.27
Canada	—	—	—	88,412		88,412		20.46
Non-cluster/other markets	—	—	—	11,430		11,430		80.31
Total	132,075	259,275	274,836	3,538,100		4,204,286		$53.73
Percentage of expiring leases	3%	6%	7%	84%		100%

(1)Primarily represents assets that were recently acquired for future value-creation opportunities, for which we expect, subject to market conditions and leasing, to commence first-time conversion from non-laboratory space to laboratory space, or to commence future ground-up development. As of March 31, 2024, annual rental revenue from these leases expiring in 2024 and 2025 is $39.13 per RSF and $49.71 per RSF, respectively. The weighted-average expiration date of these leases expiring in 2024 and 2025 is July 25, 2024 and January 14, 2025, respectively. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 2 for additional details, including value-creation square feet currently included in rental properties.
(2)Excluding the expiration described in footnote 6, the largest remaining contractual lease expiration in 2024 is 97,702 RSF in our Mission Bay submarket, where we are working to retain the current tenant, and in 2025 is 357,136 RSF in our Austin submarket, where we are in early negotiations to renew with the existing tenant.
(3)Excludes month-to-month leases aggregating 142,020 RSF as of March 31, 2024.
(4)Represents amounts in effect as of March 31, 2024.
(5)Represents 159,884 RSF at 4161 Campus Point Court in our University Town Center submarket that is targeted for future development into a 492,570 RSF building at 4165 Campus Point Court, which is 51% leased/negotiating and expected to commence construction in the next two years subject to leasing the project and overall market conditions.
(6)Includes 349,947 RSF at 219 East 42nd Street that is classified as held for sale as of March 31, 2024 and expected to be sold in 2024.
(7)Includes 966,964 RSF in our Cambridge/Inner Suburbs submarket, with the largest remaining contractual lease expiration aggregating 171,945 RSF at the Alexandria Technology Square® mega campus.

Top 20 tenants

92% of Top 20 Tenant Annual Rental Revenue Is From Investment-Grade
or Publicly Traded Large Cap Tenants(1)

Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 5.6% of our annual rental revenue in effect as of March 31, 2024. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of March 31, 2024 (dollars in thousands, except average market cap amounts):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Annual Rental Revenue (1)	Investment-Grade Credit Ratings		Average Market Cap(1) (in billions)

	Tenant						Moody’s	S&P
1	Moderna, Inc.	13.0		1,370,536	$124,504	5.6%	—	—	$41.1
2	Eli Lilly and Company	8.9		1,134,349	92,595	4.2	A2	A+	$529.0
3	Bristol-Myers Squibb Company	6.9		999,379	75,757	3.4	A2	A+	$120.0
4	Takeda Pharmaceutical Company Limited	11.6		549,759	47,899	2.2	Baa2	BBB+	$47.9
5	Roche	6.1		770,279	45,933	2.1	Aa2	AA	$235.7
6	Illumina, Inc.	6.8		955,669	41,588	1.9	Baa3	BBB	$25.1
7	Alphabet Inc.	3.2		724,223	39,155	1.8	Aa2	AA+	$1,648.5
8	2seventy bio, Inc.(2)	9.4		312,805	33,543	1.5	—	—	$0.3
9	Novartis AG	4.3		450,563	31,196	1.4	A1	AA-	$228.0
10	Harvard University	6.4		343,858	29,280	1.3	Aaa	AAA	$—
11	Cloud Software Group, Inc.	2.9	(3)	292,013	28,537	1.3	—	—	$—
12	United States Government	6.3		425,166	27,965	1.3	Aaa	AA+	$—
13	Uber Technologies, Inc.	58.5	(4)	1,009,188	27,754	1.3	—	—	$106.1
14	AstraZeneca PLC	5.6		450,848	27,156	1.2	A3	A	$211.6
15	Pfizer Inc.	0.9	(5)	524,159	25,249	1.1	A1	A+	$186.8
16	Sanofi	6.8		267,278	21,444	1.0	A1	AA	$129.4
17	Merck & Co., Inc.	9.3		337,703	21,401	1.0	A1	A+	$284.2
18	New York University	7.9		218,983	21,056	1.0	Aa2	AA-	$—
19	Massachusetts Institute of Technology	5.2		246,725	20,527	0.9	Aaa	AAA	$—
20	Boston Children’s Hospital	12.6		266,857	20,066	0.9	Aa2	AA	$—
	Total/weighted-average	9.7	(4)	11,650,340	$802,605	36.4%

Annual rental revenue and RSF include 100% of each property managed by us in North America. Refer to “Annual rental revenue” and “Investment-grade or publicly traded large cap tenants” under “Definitions and reconciliations” in Item 2 for additional details, including our methodologies of calculating annual rental revenue from unconsolidated real estate joint ventures and average market capitalization, respectively.

(1)Based on annual rental revenue in effect as of March 31, 2024.
(2)As of December 31, 2023, 2seventy bio, Inc. (“2seventy bio”) held $217.0 million of cash, cash equivalents, and marketable securities. In March 2024, Regeneron Pharmaceuticals, Inc., a publicly traded biotechnology company with investment-grade credit ratings of Baa1 and BBB+ assigned by Moody’s and S&P, respectively, entered into a sublease for approximately 195,000 RSF, or 62.7% of our annual rental revenue generated from 2seventy bio as of March 31, 2024. Additionally, 90.0% of the annual rental revenue generated by 2seventy bio is guaranteed by another related public biotechnology company.
(3)Includes one lease at a recently acquired property with future development and redevelopment opportunities. This lease with Cloud Software Group, Inc. (formerly known as TIBCO Software, Inc.) was in place when we acquired the property.
(4)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) in our Mission Bay submarket owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue from our unconsolidated real estate joint ventures. Refer to footnote 1 for additional details. Excluding these ground leases, the weighted-average remaining lease term for our top 20 tenants was 7.8 years as of March 31, 2024.
(5)Primarily relates to one office building in our New York City submarket aggregating 349,947 RSF with a contractual lease expiration in the third quarter of 2024, which was classified as held for sale as of March 31, 2024 and is expected to be sold in 2024.

Locations of properties

The locations of our properties are diversified among a number of Class A/A+ assets strategically clustered in life science mega campuses in AAA innovation cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of March 31, 2024 in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF						Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment		Total	% of Total		Total	% of Total	Per RSF
Greater Boston	10,849,509	801,949	1,464,104	(1)	13,115,562	28%	72	$844,713	38%	$82.40
San Francisco Bay Area	7,947,899	498,142	282,054		8,728,095	18	67	460,530	21	65.99
San Diego	7,841,080	1,187,796	—		9,028,876	19	90	333,605	15	44.67
Seattle	3,032,918	33,349	34,306		3,100,573	7	43	130,945	6	45.48
Maryland	3,582,162	510,601	—		4,092,763	9	51	125,237	6	37.08
Research Triangle	3,843,673	—	—		3,843,673	8	39	120,692	5	32.10
New York City	922,477	—	—		922,477	2	4	72,325	3	92.89
Texas	1,845,159	—	73,298		1,918,457	4	15	57,831	3	32.94
Canada	909,760	—	163,211		1,072,971	2	12	18,895	1	22.63
Non-cluster/other markets	347,806	—	—		347,806	1	10	15,446	1	58.90
Properties held for sale	1,035,386	—	—		1,035,386	2	7	32,751	1	N/A
North America	42,157,829	3,031,837	2,016,973		47,206,639	100%	410	$2,212,970	100%	$56.86
		5,048,810
(1)Primarily includes our active redevelopment projects aggregating 716,604 RSF at 40, 50, and 60 Sylvan Road and 840 Winter Street located on the Alexandria Center® for Life Science – Waltham mega campus, which are 43% leased/negotiating on a combined basis. This mega campus project is expected to capture demand in our Route 128 submarket.

Summary of occupancy percentages in North America

The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	3/31/24		12/31/23	3/31/23	3/31/24	12/31/23	3/31/23
Greater Boston	94.5%		94.9%	92.8%	83.3%	84.7%	81.8%
San Francisco Bay Area	94.4		94.8	95.9	91.2	91.4	92.3
San Diego	95.2		94.1	94.2	95.2	94.1	94.2
Seattle	94.9		95.2	96.0	93.9	90.7	90.4
Maryland	95.4		95.6	95.7	95.4	95.6	94.2
Research Triangle	97.8		97.8	92.7	97.8	97.8	92.7
New York City	84.4	(1)	85.3	89.2	84.4	85.3	89.2
Texas	95.1		95.1	89.8	91.5	91.5	83.7
Subtotal	94.9		94.9	93.9	90.6	90.7	89.1
Canada	91.8		87.1	86.8	77.8	73.0	68.8
Non-cluster/other markets	75.4		78.5	79.7	75.4	78.5	79.7
North America	94.6%		94.6%	93.6%	90.2%	90.2%	88.5%

(1)Alexandria Center® for Life Science – New York City mega campus is 94.7% occupied as of March 31, 2024. Occupancy percentage in our New York City market reflects vacancy at the Alexandria Center® for Life Science – Long Island City property, which was 41.7% occupied as of March 31, 2024.

Investments in real estate

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A/A+ properties, and property enhancements identified during the underwriting of certain acquired properties, located in collaborative life science mega campuses in AAA innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of a wide range of tenants. Upon completion, each value-creation project is expected to generate increases in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. Our pre-construction activities are undertaken in order to prepare the property for its intended use and include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements.

Our investments in real estate consisted of the following as of March 31, 2024 (dollars in thousands):

		Development and Redevelopment
		Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
	Operating	Under Construction 64% Leased/Negotiating	Committed Near Term 51% Leased/Negotiating(1)	Priority Anticipated	Future	Subtotal	Total
Square footage
Operating	41,122,443	—	—	—	—	—	41,122,443
New Class A/A+ development and redevelopment properties	—	5,048,810	492,570	2,919,315	27,176,766	35,637,461	35,637,461
Value-creation square feet currently included in rental properties(2)	—	—	(159,884)	(457,541)	(3,108,544)	(3,725,969)	(3,725,969)
Total square footage, excluding properties held for sale	41,122,443	5,048,810	332,686	2,461,774	24,068,222	31,911,492	73,033,935

Properties held for sale	1,035,386	—	—	—	—	—	1,035,386
Total square footage	42,157,829	5,048,810	332,686	2,461,774	24,068,222	31,911,492	74,069,321

Investments in real estate
Gross book value as of March 31, 2024(3)	$28,871,315	$3,713,483	$50,734	$765,486	$4,138,977	$8,668,680	$37,539,995

(1)Represents one committed near-term project expected to commence construction during the next two years after March 31, 2024.
(2)Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 2 for additional details, including value-creation square feet currently included in rental properties.
(3)Balances exclude accumulated depreciation and our share of the cost basis associated with our properties held by our unconsolidated real estate joint ventures, which is classified as investments in unconsolidated real estate joint ventures in our consolidated balance sheets.

Acquisitions

Our real estate asset acquisitions consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Operating Occupancy	Future Development RSF(1)	Purchase Price

Completed during the three months ended March 31, 2024:
285, 299, 307, and 345 Dorchester Avenue (60% interest in consolidated JV)(2)	Seaport Innovation District/Greater Boston	1/30/24	N/A	1,040,000	$155,321
Other(3)					39,490
					194,811
Completed in April 2024					7,000
Pending acquisitions subject to signed letters of intent or purchase and sale agreements					75,350
					$277,161
2024 guidance range				$250,000 – $750,000

(1)We expect to provide total estimated costs and related yields for development and redevelopment projects in the future, subsequent to the commencement of construction.
(2)Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional details.
(3)Includes a payment of $35.3 million to redeem our partner’s partial ownership interest in a consolidated real estate joint venture located in our Greater Boston market, pursuant to our partner’s notification of their intent to exercise the put option received in December 2023 and settled in January 2024.

Dispositions and sales of partial interests
Our completed dispositions of and sales of partial interests in real estate assets during the three months ended March 31, 2024 and pending as of the date of this report consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Sale	Interest Sold	RSF	Sales Price
Three months ended March 31, 2024:
Value harvesting dispositions of 100% interests in properties not integral to our mega campus
99 A Street(1)	Seaport Innovation District/Greater Boston	3/8/24	100%	235,000	$13,350
Other					3,863
					17,213
Pending transactions subject to letters of intent or purchase and sale agreement negotiations					258,095
					$275,308

(1)We completed the sale during the three months ended March 31, 2024 and recognized no gain or loss.

New Class A/A+ development and redevelopment properties

# ALEXANDRIA'S VISIBILITY OF FUTURE GROWTH IN ANNUAL NET OPERATING INCOME FROM DEVELOPMENT AND REDEVELOPMENT DELIVERIES

# $480 MILLION[(1)]

| Placed Into Service | Expected to Be Placed Into Service[(2)] | | |
|---|---|---|---|
| 1Q24 | 2Q24–4Q24 | 2025 | 1Q26–4Q27 |
| $26M | $120M[(3)] | $109M[(4)] | $251M |
| 343,445 RSF | Aggregating 5.5M RSF | | |
| 100% Leased | 63% Leased/Negotiating | | |

Refer to “Net operating income” under “Definitions and reconciliations” in Item 2 for additional details, including its reconciliation from the most directly comparable financial measures presented in accordance with GAAP.
(1)Our share of incremental annual net operating income from development and redevelopment projects expected to be placed into service primarily commencing from 2Q24 through 4Q27 is projected to be $380 million.
(2)Represents expected incremental annual net operating income to be placed into service from deliveries of projects undergoing construction and one committed near-term project expected to commence construction in the next two years, including partial deliveries of projects that stabilize in future years.
(3)Includes 1.2 million RSF that is expected to stabilize in 2024 and is 98% leased/negotiating. Refer to the initial and stabilized occupancy years under “New Class A/A+ development and redevelopment properties: current projects” in Item 2 for additional details.
(4)In addition to the projects represented, we are evaluating one priority anticipated development project that could commence active construction in 2024 and may have initial delivery in 2025.

New Class A/A+ development and redevelopment properties: recent deliveries
The following table presents value-creation development and redevelopment of new Class A/A+ properties placed into service during the three months ended March 31, 2024 (dollars in thousands):
Incremental Annual Net Operating Income Generated
From 1Q24 Deliveries Aggregated $26 Million

99 Coolidge Avenue	500 North Beacon Street and 4 Kingsbury Avenue(1)	651 Gateway Boulevard	Alexandria Center® for Advanced Technologies – Monte Villa Parkway(2)
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	San Francisco Bay Area/ South San Francisco	Seattle/Bothell
116,414 RSF	100,624 RSF	44,652 RSF	180,684 RSF
100% Occupancy	100% Occupancy	100% Occupancy	100% Occupancy

Property/Market/Submarket	1Q24 Delivery Date(3)	Our Ownership Interest	RSF Placed in Service			Occupancy Percentage(4)	Total Project		Unlevered Yields
			Prior to 1/1/24	1Q24	Total				Initial Stabilized	Initial Stabilized (Cash Basis)
							RSF	Investment
Development projects
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	1/29/24	75.0%	43,568	72,846	116,414	100%	320,809	$468,000	7.1%	7.0%
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/Cambridge/Inner Suburbs	1/23/24	100%	—	100,624	100,624	100%	248,018	427,000	6.2	5.5
Redevelopment projects
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	1/16/24	50.0%	—	44,652	44,652	100%	326,706	487,000	5.0	5.1
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Seattle/Bothell	1/27/24	100%	65,086	115,598	180,684	100%	460,934	229,000	6.3	6.2
Canada	2/28/24	100%	44,862	9,725	54,587	100%	250,790	113,000	6.4	6.3
Weighted average/total	1/26/24		153,516	343,445	496,961		1,607,257	$1,724,000	6.1%	5.9%

(1)Image represents 500 North Beacon Street on the Arsenal on the Charles mega campus.
(2)Image represents 3755 Monte Villa Parkway.
(3)Represents the average delivery date for deliveries that occurred during the three months ended March 31, 2024, weighted by annual rental revenue.
(4)Occupancy relates to total operating RSF placed in service as of the most recent delivery.

New Class A/A+ development and redevelopment properties: current projects

99 Coolidge Avenue	500 North Beacon Street and 4 Kingsbury Avenue(1)	311 Arsenal Street	201 Brookline Avenue	401 Park Drive
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Fenway	Greater Boston/Fenway
204,395 RSF	147,394 RSF	160,053 RSF	58,149 RSF	133,578 RSF
36% Leased	85% Leased	59% Leased	98% Leased	17% Leased

421 Park Drive	40, 50, and 60 Sylvan Road(2)	840 Winter Street	1450 Owens Street(3)	651 Gateway Boulevard
Greater Boston/Fenway	Greater Boston/Route 128	Greater Boston/Route 128	San Francisco Bay Area/ Mission Bay	San Francisco Bay Area/ South San Francisco
392,011 RSF	576,924 RSF	139,680 RSF	212,796 RSF	282,054 RSF
13% Leased	29% Leased	100% Leased	—% Leased/Negotiating	21% Leased

(1)Image represents 500 North Beacon Street on the Arsenal on the Charles mega campus.
(2)Image represents 60 Sylvan Road. The Alexandria Center® for Life Science – Waltham mega campus project is expected to capture demand in our Route 128 submarket.
(3)Image represents a single- or multi-tenant project expanding our existing Alexandria Center® for Science and Technology – Mission Bay mega campus, where our joint venture partner will fund 100% of the construction cost until they attain an ownership interest of 75%, after which they will contribute their respective share of additional capital. We are currently marketing the space for lease and have initial interest from publicly traded biotechnology and institutional tenants.

New Class A/A+ development and redevelopment properties: current projects (continued)

230 Harriet Tubman Way	10935, 10945, and 10955 Alexandria Way(1)	4135 Campus Point Court	4155 Campus Point Court	10075 Barnes Canyon Road
San Francisco Bay Area/ South San Francisco	San Diego/Torrey Pines	San Diego/ University Town Center	San Diego/ University Town Center	San Diego/Sorrento Mesa
285,346 RSF	334,996 RSF	426,927 RSF	171,102 RSF	254,771 RSF
100% Leased	100% Leased	100% Leased	100% Leased	69% Leased/Negotiating

1150 Eastlake Avenue East	Alexandria Center® for Advanced Technologies – Monte Villa Parkway(2)	9810 and 9820 Darnestown Road(3)	9808 Medical Center Drive	8800 Technology Forest Place
Seattle/Lake Union	Seattle/Bothell	Maryland/Rockville	Maryland/Rockville	Texas/Greater Houston
33,349 RSF	34,306 RSF	442,000 RSF	68,601 RSF	73,298 RSF
100% Leased	98% Leased/Negotiating	100% Leased	60% Leased	41% Leased

(1)Image represents 10955 Alexandria Way.
(2)Image represents 3755 Monte Villa Parkway.
(3)Image represents 9810 Darnestown Road.

New Class A/A+ development and redevelopment properties: current projects (continued)
The following tables set forth a summary of our new Class A/A+ development and redevelopment properties under construction and pre-leased/negotiating near-term projects as of March 31, 2024 (dollars in thousands):

Property/Market/Submarket		Square Footage				Percentage			Occupancy(1)
	Dev/Redev	In Service		CIP	Total	Leased	Leased/Negotiating		Initial	Stabilized
Under construction
2024 stabilization
201 Brookline Avenue/Greater Boston/Fenway	Dev	451,967		58,149	510,116	98%	98%		3Q22	4Q24
840 Winter Street/Greater Boston/Route 128	Redev	28,534		139,680	168,214	100	100		4Q24	4Q24
230 Harriet Tubman Way/San Francisco Bay Area/South San Francisco	Dev	—		285,346	285,346	100	100		4Q24	4Q24
4155 Campus Point Court/San Diego/University Town Center	Dev	—		171,102	171,102	100	100		4Q24	4Q24
1150 Eastlake Avenue East/Seattle/Lake Union	Dev	278,282		33,349	311,631	100	100		4Q23	3Q24
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Seattle/Bothell	Redev	426,628		34,306	460,934	90	98		1Q23	4Q24
9820 Darnestown Road/Maryland/Rockville	Dev	—		250,000	250,000	100	100		4Q24	4Q24
9810 Darnestown Road/Maryland/Rockville	Dev	—		192,000	192,000	100	100		2Q24	2Q24
9808 Medical Center Drive/Maryland/Rockville	Dev	26,460		68,601	95,061	60	60		3Q23	4Q24
		1,211,871		1,232,533	2,444,404	96	98
2025 stabilization
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	Dev	116,414		204,395	320,809	36	36		4Q23	2025
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/ Cambridge/Inner Suburbs	Dev	100,624		147,394	248,018	85	85		1Q24	2025
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	Redev	44,652		282,054	326,706	21	21		1Q24	2025
8800 Technology Forest Place/Texas/Greater Houston	Redev	50,094		73,298	123,392	41	41		2Q23	2025
Canada	Redev	87,579		163,211	250,790	73	73		3Q23	2025
		399,363		870,352	1,269,715	49	49	(2)
		1,611,234		2,102,885	3,714,119	80	81
2026 and beyond stabilization
311 Arsenal Street/Greater Boston/Cambridge/Inner Suburbs	Redev	230,609	(3)	160,053	390,662	59	59		2027	2027
401 Park Drive/Greater Boston/Fenway	Redev	—		133,578	133,578	17	17		2024	2026
421 Park Drive/Greater Boston/Fenway	Dev	—		392,011	392,011	13	13		2026	2027
40, 50, and 60 Sylvan Road/Greater Boston/Route 128	Redev	—		576,924	576,924	29	29		2025	2027
Other/Greater Boston	Redev	—		453,869	453,869	—	—		2026	2027
1450 Owens Street/San Francisco Bay Area/Mission Bay	Dev	—		212,796	212,796	—	—	(4)	2025	2026
10935, 10945, and 10955 Alexandria Way/San Diego/Torrey Pines	Dev	—		334,996	334,996	100	100		2025	2026
4135 Campus Point Court/San Diego/University Town Center	Dev	—		426,927	426,927	100	100		2026	2026
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	Dev	—		254,771	254,771	19	69		2025	2026
		230,609		2,945,925	3,176,534	40	44	(2)
		1,841,843		5,048,810	6,890,653	62	64
Committed near-term project expected to commence construction in the next two years
4165 Campus Point Court/San Diego/University Town Center	Dev	—		492,570	492,570	—	51
Total		1,841,843		5,541,380	7,383,223	58%	63%
(1)Initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy. Multi-tenant projects may increase in occupancy over a period of time.
(2)Represents projects focused on demand from our existing tenants in our adjacent properties/campuses and that will also address demand from other non-Alexandria properties/campuses.
(3)We expect to redevelop an additional 173,705 RSF of occupied space into laboratory space upon expiration of the existing leases through the second half of 2025. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 2 for additional information.
(4)Represents a single- or multi-tenant project expanding our existing mega campus, where our joint venture partner will fund 100% of the construction cost until they attains an ownership interest of 75%, after which they will contribute their respective share of additional capital. We are currently marketing the space for lease and have initial interest from publicly traded biotechnology and institutional tenants.

New Class A/A+ development and redevelopment properties: current projects (continued)

	Our Ownership Interest	At 100%						Unlevered Yields
Property/Market/Submarket		In Service	CIP	Cost to Complete		Total at Completion		Initial Stabilized	Initial Stabilized (Cash Basis)

Under construction
2024 stabilization
201 Brookline Avenue/Greater Boston/Fenway	99.0%	$662,979	$86,657	$25,364		$775,000		7.2%	6.5%
840 Winter Street/Greater Boston/Route 128	100%	13,649	170,501	23,850		208,000		7.5%	6.5%
230 Harriet Tubman Way/San Francisco Bay Area/South San Francisco	47.4%	—	273,434	236,566		510,000		7.4%	6.4%
4155 Campus Point Court/San Diego/University Town Center	55.0%	—	109,061	63,939		173,000		7.4%	6.5%
1150 Eastlake Avenue East/Seattle/Lake Union	100%	371,166	40,332	31,502		443,000		6.6%	6.7%
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Seattle/Bothell	100%	192,995	10,956	25,049		229,000		6.3%	6.2%
9820 Darnestown Road/Maryland/Rockville	100%	—	156,118	20,882		177,000		6.3%	5.6%
9810 Darnestown Road/Maryland/Rockville	100%	—	112,603	20,397		133,000		6.9%	6.2%
9808 Medical Center Drive/Maryland/Rockville	100%	35,208	68,984	8,808		113,000		5.5%	5.5%
		1,275,997	1,028,646
2025 stabilization
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	75.0%	135,536	173,314	159,150		468,000		7.1%	7.0%
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/ Cambridge/Inner Suburbs	100%	159,702	201,424	65,874		427,000		6.2%	5.5%
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	50.0%	58,391	265,563	163,046		487,000		5.0%	5.1%
8800 Technology Forest Place/Texas/Greater Houston	100%	44,797	58,761	8,442		112,000		6.3%	6.0%
Canada	100%	34,952	52,446	25,602		113,000		6.4%	6.3%
		433,378	751,508
2026 and beyond stabilization(1)
311 Arsenal Street/Greater Boston/Cambridge/Inner Suburbs	100%	163,136	121,406	TBD
401 Park Drive/Greater Boston/Fenway	100%	—	148,439
421 Park Drive/Greater Boston/Fenway	99.7%	—	327,424
40, 50, and 60 Sylvan Road/Greater Boston/Route 128	100%	—	411,537
Other/Greater Boston	100%	—	139,663
1450 Owens Street/San Francisco Bay Area/Mission Bay	27.2%	—	220,899
10935, 10945, and 10955 Alexandria Way/San Diego/Torrey Pines	100%	—	230,484	272,516		503,000		6.2%	5.8%
4135 Campus Point Court/San Diego/University Town Center	55.0%	—	184,659	TBD
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	50.0%	—	148,818
		163,136	1,933,329
		1,872,511	3,713,483
Committed near-term project expected to commence construction in the next two years
4165 Campus Point Court/San Diego/University Town Center	55.0%	—	50,734	TBD

Total		$1,872,511	$3,764,217	$4,090,000	(2)	$9,730,000	(2)

Our share of investment(2)(3)		$1,800,000	$3,060,000	$3,230,000		$8,090,000

Refer to “Initial stabilized yield (unlevered)” under “Definitions and reconciliations” in Item 2 for additional information.

(1)We expect to provide total estimated costs and related yields for each project with estimated stabilization in 2026 and beyond over the next several quarters.
(2)Represents dollar amount rounded to the nearest $10 million and includes preliminary estimated amounts for projects listed as TBD.
(3)Represents our share of investment based on our ownership percentage upon completion of development or redevelopment projects.

New Class A/A+ development and redevelopment properties: summary of pipeline

69% of Our Total Value-Creation Pipeline RSF Is Within Our Mega Campuses
The following table summarizes the key information for all our development and redevelopment projects in North America as of March 31, 2024 (dollars in thousands):

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Priority Anticipated	Future

Greater Boston
Mega Campus: The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	$334,152	307,447	—	173,705	34,157	515,309
311 Arsenal Street, 500 North Beacon Street, and 4 Kingsbury Avenue
99 Coolidge Avenue/Cambridge/Inner Suburbs	75.0%	173,314	204,395	—	—	—	204,395
Mega Campus: Alexandria Center® for Life Science – Fenway/Fenway	(2)	562,520	583,738	—	—	—	583,738
201 Brookline Avenue and 401 and 421 Park Drive
Mega Campus: Alexandria Center® for Life Science – Waltham/Route 128	100%	643,372	716,604	—	—	515,000	1,231,604
40, 50, and 60 Sylvan Road, 35 Gatehouse Drive, and 840 Winter Street
Mega Campus: Alexandria Center® at Kendall Square/Cambridge	100%	119,609	—	—	—	216,455	216,455
100 Edwin H. Land Boulevard
Mega Campus: Alexandria Technology Square®/Cambridge	100%	7,881	—	—	—	100,000	100,000
Mega Campus: 480 Arsenal Way and 446, 458, 500, and 550 Arsenal Street/Cambridge/Inner Suburbs	100%	84,444	—	—	—	902,000	902,000
446, 458, 500, and 550 Arsenal Street
Mega Campus: 285, 299, 307, and 345 Dorchester Avenue/Seaport Innovation District	60.0%	280,390	—	—	—	1,040,000	1,040,000
10 Necco Street/Seaport Innovation District	100%	104,649	—	—	—	175,000	175,000
Mega Campus: One Moderna Way/Route 128	100%	26,469	—	—	—	1,100,000	1,100,000
215 Presidential Way/Route 128	100%	6,816	—	—	—	112,000	112,000
Other value-creation projects	(3)	290,775	453,869	—	—	1,323,541	1,777,410
		$2,634,391	2,266,053	—	173,705	5,518,153	7,957,911

Refer to “Mega campus” under “Definitions and reconciliations” in Item 2 for additional information.

(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes the RSF of buildings currently in operation at properties that also have future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 2 for additional information, including value-creation square feet currently included in rental properties.
(2)We have a 99.0% interest in 201 Brookline Avenue aggregating 58,149 RSF, a 100% interest in 401 Park Drive aggregating 133,578 RSF, and a 99.7% interest in 421 Park Drive aggregating 392,011 RSF.
(3)Includes a property in which we own a partial interest through a real estate joint venture. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional details.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Priority Anticipated	Future
San Francisco Bay Area
Mega Campus: Alexandria Center® for Science and Technology – Mission Bay/Mission Bay	27.2%	$220,899	212,796	—	—	—	212,796
1450 Owens Street
Alexandria Center® for Life Science – Millbrae/South San Francisco	47.4%	427,652	285,346	—	198,188	150,213	633,747
230 Harriet Tubman Way, 201 and 231 Adrian Road, and 6 and 30 Rollins Road
Mega Campus: Alexandria Technology Center® – Gateway/South San Francisco	50.0%	292,111	282,054	—	—	291,000	573,054
651 Gateway Boulevard
Mega Campus: Alexandria Center® for Advanced Technologies – Tanforan/South San Francisco	100%	383,068	—	—	150,000	1,780,000	1,930,000
1122, 1150, and 1178 El Camino Real
Mega Campus: Alexandria Center® for Advanced Technologies – South San Francisco/South San Francisco	100%	6,655	—	—	107,250	90,000	197,250
211(2) and 269 East Grand Avenue
Mega Campus: Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%	429,330	—	—	105,000	1,392,830	1,497,830
960 Industrial Road, 987 and 1075 Commercial Street, and 888 Bransten Road
3825 and 3875 Fabian Way/Greater Stanford	100%	149,526	—	—	—	478,000	478,000
2100, 2200, 2300, and 2400 Geng Road/Greater Stanford	100%	—	—	—	—	240,000	240,000
901 California Avenue/Greater Stanford	100%	17,563	—	—	—	56,924	56,924
Mega Campus: 88 Bluxome Street/SoMa	100%	383,393	—	—	—	1,070,925	1,070,925
Other value-creation projects	100%	—	—	—	—	25,000	25,000
		$2,310,197	780,196	—	560,438	5,574,892	6,915,526

Refer to “Mega campus” under “Definitions and reconciliations” in Item 2 for additional information.

(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes the RSF of buildings currently in operation at properties that also have future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 2 for additional information, including value-creation square feet currently included in rental properties.
(2)We own a partial interest in this property through a real estate joint venture. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional details.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Priority Anticipated	Future
San Diego
Mega Campus: One Alexandria Square/Torrey Pines	100%	$286,291	334,996	—	—	125,280	460,276
10935, 10945, and 10955 Alexandria Way and 10975 and 10995 Torreyana Road
Mega Campus: Campus Point by Alexandria/University Town Center	55.0%	495,923	598,029	492,570	—	650,000	1,740,599
10010(2), 10140(2), and 10260 Campus Point Drive and 4135, 4155, 4161, 4165, and 4275(2) Campus Point Court
Mega Campus: SD Tech by Alexandria/Sorrento Mesa	50.0%	264,936	254,771	—	250,000	243,845	748,616
9805 Scranton Road and 10065 and 10075 Barnes Canyon Road
11255 and 11355 North Torrey Pines Road/Torrey Pines	100%	145,328	—	—	153,000	62,000	215,000
ARE Towne Centre/University Town Center	100%	27,153	—	—	230,000	—	230,000
9363, 9373, and 9393 Towne Centre Drive
Costa Verde by Alexandria/University Town Center	100%	133,383	—	—	—	537,000	537,000
8410-8750 Genesee Avenue and 4282 Esplanade Court
Mega Campus: 5200 Illumina Way/University Town Center	51.0%	17,456	—	—	—	451,832	451,832
9625 Towne Centre Drive/University Town Center	30.0%	837	—	—	—	100,000	100,000
Mega Campus: Sequence District by Alexandria/Sorrento Mesa	100%	46,300	—	—	—	1,798,915	1,798,915
6260, 6290, 6310, 6340, 6350, and 6450 Sequence Drive
Scripps Science Park by Alexandria/Sorrento Mesa	100%	116,869	—	—	—	598,349	598,349
10048, 10219, 10256, and 10260 Meanley Drive and 10277 Scripps Ranch Boulevard
Pacific Technology Park/Sorrento Mesa	50.0%	23,807	—	—	—	149,000	149,000
9444 Waples Street
4025, 4031, 4045, and 4075 Sorrento Valley Boulevard/Sorrento Valley	100%	41,194	—	—	—	247,000	247,000
Other value-creation projects	100%	73,515	—	—	—	475,000	475,000
		$1,672,992	1,187,796	492,570	633,000	5,438,221	7,751,587

Refer to “Mega campus” under “Definitions and reconciliations” in Item 2 for additional information.

(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes the RSF of buildings currently in operation at properties that also have future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 2 for additional information, including value-creation square feet currently included in rental properties.
(2)We have a 100% interest in this property.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Priority Anticipated	Future
Seattle
Mega Campus: Alexandria Center® for Life Science – Eastlake/Lake Union	100%	$40,332	33,349	—	—	—	33,349
1150 Eastlake Avenue East
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Bothell	100%	10,956	34,306	—	50,552	—	84,858
3301 Monte Villa Parkway
Mega Campus: Alexandria Center® for Life Science – South Lake Union/Lake Union	(2)	443,273	—	—	1,095,586	188,400	1,283,986
601 and 701 Dexter Avenue North and 800 Mercer Street
830 and 1010 4th Avenue South/SoDo	100%	57,849	—	—	—	597,313	597,313
Mega Campus: Alexandria Center® for Advanced Technologies – Canyon Park/Bothell	100%	16,270	—	—	—	230,000	230,000
21660 20th Avenue Southeast
Other value-creation projects	100%	138,062	—	—	—	706,087	706,087
		706,742	67,655	—	1,146,138	1,721,800	2,935,593
Maryland
Mega Campus: Alexandria Center® for Life Science – Shady Grove/Rockville	100%	358,634	510,601	—	—	296,000	806,601
9808 Medical Center Drive and 9810, 9820, and 9830 Darnestown Road
		358,634	510,601	—	—	296,000	806,601
Research Triangle
Mega Campus: Alexandria Center® for Advanced Technologies – Research Triangle/Research Triangle	100%	98,895	—	—	180,000	990,000	1,170,000
4 and 12 Davis Drive
Mega Campus: Alexandria Center® for NextGen Medicines/Research Triangle	100%	105,675	—	—	100,000	955,000	1,055,000
3029 East Cornwallis Road
Mega Campus: Alexandria Center® for Life Science – Durham/Research Triangle	100%	$173,877	—	—	—	2,210,000	2,210,000
41 Moore Drive

Refer to “Mega campus” under “Definitions and reconciliations” in Item 2 for additional information.

(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes the RSF of buildings currently in operation at properties that also have future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 2 for additional information, including value-creation square feet currently included in rental properties.
(2)We have a 100% interest in 601 and 701 Dexter Avenue North aggregating 414,986 RSF and a 60% interest in the priority anticipated development project at 800 Mercer Street aggregating 869,000 RSF.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment					Total(1)
				Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
				Under Construction	Committed Near Term	Priority Anticipated	Future
Research Triangle (continued)
Mega Campus: Alexandria Center® for Sustainable Technologies/Research Triangle	100%	$52,601		—	—	—	750,000		750,000
120 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive/Research Triangle
100 Capitola Drive/Research Triangle	100%	—		—	—	—	65,965		65,965
Other value-creation projects	100%	4,185		—	—	—	76,262		76,262
		435,233		—	—	280,000	5,047,227		5,327,227
New York City
Mega Campus: Alexandria Center® for Life Science – New York City/New York City	100%	158,579		—	—	—	550,000	(2)	550,000
		158,579		—	—	—	550,000		550,000
Texas
Alexandria Center® for Advanced Technologies at The Woodlands/Greater Houston	100%	78,484		73,298	—	—	116,405		189,703
8800 Technology Forest Place
1001 Trinity Street and 1020 Red River Street/Austin	100%	9,569		—	—	126,034	123,976		250,010
Other value-creation projects	100%	134,557		—	—	—	1,694,000		1,694,000
		222,610		73,298	—	126,034	1,934,381		2,133,713

Canada	100%	52,446		163,211	—	—	371,743		534,954
Other value-creation projects	100%	116,856		—	—	—	724,349		724,349
Total pipeline as of March 31, 2024		$8,668,680	(3)	5,048,810	492,570	2,919,315	27,176,766		35,637,461

Refer to “Mega campus” under “Definitions and reconciliations” in Item 2 for additional information.

(1)Total square footage includes 3,725,969 RSF of buildings currently in operation where we expect to demolish or redevelop and commence future construction. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 2 for additional information, including value-creation square feet currently included in rental properties.
(2)Pursuant to an option agreement, we are currently negotiating a long-term ground lease with the City of New York for the future site of a new building aggregating approximately 550,000 SF.
(3)Includes $3.7 billion of projects that are currently under construction and are 64% leased/negotiating. We also expect to commence construction of one committed near-term project aggregating $50.7 million, which is 51% leased/negotiating, in the next two years after March 31, 2024.

Results of operations

We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our annual report on Form 10-K for the year ended December 31, 2023 and our subsequent quarterly reports on Form 10-Q. We believe that such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe that this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of assets classified as held for sale are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments, impairments of real estate and non-real estate investments, and acceleration of stock compensation expense due to the resignations of executive officers are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Impairments of non-real estate investments are not related to the operating performance of our real estate as they represent the write-down of non-real estate investments when their fair values decrease below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail within this Item 2. Key items included in net income attributable to Alexandria’s common stockholders for the three months ended March 31, 2024 and 2023 and the related per share amounts were as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2024	2023	2024	2023
	Amount		Per Share – Diluted
Unrealized gains (losses) on non-real estate investments	$29.2	$(65.9)	$0.17	$(0.39)
Gain on sales of real estate	0.4	—	—	—
Impairment of non-real estate investments	(14.7)	—	(0.09)	—
Total	$14.9	$(65.9)	$0.08	$(0.39)

Refer to Note 3 – “Investments in real estate” and Note 7 – “Investments” to our unaudited consolidated financial statements in Item 1 for additional information.

Same properties

We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as “Same Properties.” For additional information on the determination of our Same Properties portfolio, refer to “Same property comparisons” under “Definitions and reconciliations” in Item 2. The following table presents information regarding our Same Properties for the three months ended March 31, 2024:

Three Months Ended March 31, 2024

Percentage change in net operating income over comparable period from prior year	1.0%
Percentage change in net operating income (cash basis) over comparable period from prior year	4.2%
Operating margin	70%
Number of Same Properties	347
RSF	34,698,081
Occupancy – current-period average	94.5%
Occupancy – same-period prior-year average	94.9%

The following table reconciles the number of Same Properties to total properties for the three months ended March 31, 2024:

Development – under construction	Properties
201 Brookline Avenue	1
1150 Eastlake Avenue East	1
9810 and 9820 Darnestown Road	2
99 Coolidge Avenue	1
500 North Beacon Street and 4 Kingsbury Avenue	2
9808 Medical Center Drive	1
1450 Owens Street	1
230 Harriet Tubman Way	1
4155 Campus Point Court	1
10935, 10945, and 10955 Alexandria Way	3
10075 Barnes Canyon Road	1
421 Park Drive	1
4135 Campus Point Court	1
17
Development – placed into service after January 1, 2023	Properties
751 Gateway Boulevard	1
15 Necco Street	1
325 Binney Street	1
6040 George Watts Hill Drive	1
4
Redevelopment – under construction	Properties
840 Winter Street	1
40, 50, and 60 Sylvan Road	3
Alexandria Center® for Advanced Technologies – Monte Villa Parkway	6
651 Gateway Boulevard	1
401 Park Drive	1
8800 Technology Forest Place	1
311 Arsenal Street	1
Canada	4
Other	2
20

Redevelopment – placed into service after January 1, 2023	Properties
20400 Century Boulevard	1
140 First Street	1
2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive	3
9601 and 9603 Medical Center Drive	2
7
Acquisitions after January 1, 2023	Properties
Other	4
4
Unconsolidated real estate JVs	4
Properties held for sale	7
Total properties excluded from Same Properties	63
Same Properties	347
Total properties in North America as of March 31, 2024	410

Comparison of results for the three months ended March 31, 2024 to the three months ended March 31, 2023

The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the three months ended March 31, 2024, compared to the three months ended March 31, 2023 (dollars in thousands). Refer to “Definitions and reconciliations” in Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
Income from rentals:
Same Properties	$452,992	$445,043	$7,949	1.8%
Non-Same Properties	128,408	73,259	55,149	75.3
Rental revenues	581,400	518,302	63,098	12.2

Same Properties	157,402	152,073	5,329	3.5
Non-Same Properties	16,749	17,574	(825)	(4.7)
Tenant recoveries	174,151	169,647	4,504	2.7

Income from rentals	755,551	687,949	67,602	9.8

Same Properties	338	437	(99)	(22.7)
Non-Same Properties	13,219	12,409	810	6.5
Other income	13,557	12,846	711	5.5

Same Properties	610,732	597,553	13,179	2.2
Non-Same Properties	158,376	103,242	55,134	53.4
Total revenues	769,108	700,795	68,313	9.7

Same Properties	183,466	174,580	8,886	5.1
Non-Same Properties	34,848	32,353	2,495	7.7
Rental operations	218,314	206,933	11,381	5.5

Same Properties	427,266	422,973	4,293	1.0
Non-Same Properties	123,528	70,889	52,639	74.3
Net operating income	$550,794	$493,862	$56,932	11.5%

Net operating income – Same Properties	$427,266	$422,973	$4,293	1.0%
Straight-line rent revenue	(14,954)	(26,489)	11,535	(43.5)
Amortization of acquired below-market leases	(15,497)	(15,647)	150	(1.0)
Net operating income – Same Properties (cash basis)	$396,815	$380,837	$15,978	4.2%

Income from rentals

Total income from rentals for the three months ended March 31, 2024 increased by $67.6 million, or 9.8%, to $755.6 million, compared to $687.9 million for the three months ended March 31, 2023, as a result of an increase in rental revenues and tenant recoveries, as discussed below.

Rental revenues

Total rental revenues for the three months ended March 31, 2024 increased by $63.1 million, or 12.2%, to $581.4 million, compared to $518.3 million for the three months ended March 31, 2023. The increase was primarily due to an increase in rental revenues from our Non-Same Properties related to 2.9 million RSF of development and redevelopment projects placed into service subsequent to April 1, 2023 and four operating properties aggregating 716,153 RSF acquired subsequent to April 1, 2023.

Rental revenues from our Same Properties for the three months ended March 31, 2024 increased by $7.9 million, or 1.8%, to $453.0 million, compared to $445.0 million for the three months ended March 31, 2023. The increase was primarily due to rental rate increases on lease renewals and re-leasing of space since April 1, 2023.

Tenant recoveries

Tenant recoveries for the three months ended March 31, 2024 increased by $4.5 million, or 2.7%, to $174.2 million, compared to $169.6 million for the three months ended March 31, 2023. The increase was primarily due to our Same Properties related to tenant recoveries from higher operating expenses, as described below.

Same Properties’ tenant recoveries for the three months ended March 31, 2024 increased by $5.3 million, or 3.5%, to $157.4 million, compared to $152.1 million for the three months ended March 31, 2023, primarily due to higher operating expenses during the three months ended March 31, 2024, as discussed under “Rental operations” below. As of March 31, 2024, 94% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.

Other income

Other income for the three months ended March 31, 2024 increased by $711 thousand, or 5.5%, to $13.6 million, compared to $12.8 million for the three months ended March 31, 2023. The increase in other income was primarily due to an increase in interest income resulting from an increase in average interest rates earned from our money market accounts to over 5.0% during the three months ended March 31, 2024, compared to less than 4.1% during the three months ended March 31, 2023.

Rental operations

Total rental operating expenses for the three months ended March 31, 2024 increased by $11.4 million, or 5.5%, to $218.3 million, compared to $206.9 million for the three months ended March 31, 2023. The increase was primarily due to incremental expenses related to our Same Properties, as discussed below.

Same Properties’ rental operating expenses increased by $8.9 million, or 5.1%, to $183.5 million during the three months ended March 31, 2024, compared to $174.6 million for the three months ended March 31, 2023. The increase was primarily the result of increases in (i) property taxes aggregating $3.4 million, primarily due to increased assessed values of some of our properties as a result of the construction and property improvements, (ii) contractual costs aggregating $1.9 million, primarily due to increases in rates, and (iii) property insurance expenses aggregating $1.5 million primarily due to increases in insurance premiums in California.

Depreciation and amortization

Depreciation and amortization expense for the three months ended March 31, 2024 increased by $22.3 million, or 8.4%, to $287.6 million, compared to $265.3 million for the three months ended March 31, 2023. The increase was primarily due to additional depreciation from development and redevelopment projects placed into service and properties acquired, as discussed above under “Rental revenues.”

Interest expense

Interest expense for the three months ended March 31, 2024 and 2023 consisted of the following (dollars in thousands):

	Three Months Ended March 31,
Component	2024	2023	Change
Gross interest	$122,680	$100,824	$21,856
Capitalized interest	(81,840)	(87,070)	5,230
Interest expense	$40,840	$13,754	$27,086

Average debt balance outstanding(1)	$12,056,184	$10,791,039	$1,265,145
Weighted-average annual interest rate(2)	4.1%	3.7%	0.4%
(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$500 million of unsecured senior notes payable due 2053	5.26%	February 2023	$3,225
$500 million of unsecured senior notes payable due 2035	4.88%	February 2023	2,981
$600 million of unsecured senior notes payable due 2054	5.71%	February 2024	4,314
$400 million of unsecured senior notes payable due 2036	5.38%	February 2024	2,690
Increases in construction borrowing and interest rates under secured notes payable	8.37%		1,386
Rate increases on borrowings under commercial paper program and from unsecured senior line of credit			1,000
Higher average outstanding balances under commercial paper program and unsecured senior line of credit			5,420
Other increase in interest			840
Total increases			21,856
Decrease in capitalized interest			5,230
Total change in interest expense			$27,086

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Investment income

During the three months ended March 31, 2024, we recognized investment income aggregating $43.3 million. This income comprised unrealized gains and reclassifications of $29.2 million resulting from a $57.1 million increase primarily in the increase in valuation in publicly traded entities and a $27.9 million reclassification of unrealized gains recognized in prior periods into realized gains upon the sales of investments during the three months ended March 31, 2024. The investment income also included realized gains of $28.8 million, partially offset by impairment charges of $14.7 million primarily related to one non-real estate investment in a privately held entity that does not report NAV.

During the three months ended March 31, 2023, we recognized an investment loss aggregating $45.1 million, which consisted of $65.9 million of unrealized losses and $20.7 million of realized gains.

For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements in Item 1. For our impairments accounting policy, refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements in Item 1.

Other comprehensive loss

Total other comprehensive loss for the three months ended March 31, 2024 decreased by $8.2 million to aggregate net unrealized losses of $7.9 million, compared to net unrealized gains of $276 thousand for the three months ended March 31, 2023, primarily in connection with the foreign currency translation related to our operations in Canada.

Summary of capital expenditures

Our construction spending for the three months ended March 31, 2024 and projected spending for the year ending December 31, 2024 consisted of the following (in thousands):

	Three Months Ended March 31, 2024	Projected Midpoint for the Year Ending December 31, 2024
Construction of Class A/A+ properties:
Active construction projects
Under construction and committed near-term projects(1) and projects expected to commence active construction in 2024(2)	$487,891	$1,778,000
Future pipeline pre-construction
Primarily mega campus expansion pre-construction work (entitlement, design, and site work)	131,456	652,000
Revenue- and non-revenue-enhancing capital expenditures	37,068	250,000
Construction spend (before contributions from noncontrolling interests)	656,415	2,680,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(92,863)	(430,000)	(3)
Total construction spending	$563,552	$2,250,000
2024 guidance range		$1,950,000 – $2,550,000
(1)Includes projects under construction aggregating 5.0 million RSF and one committed near-term project aggregating 492,570 RSF expected to commence construction during the next two years after March 31, 2024, which are 63% leased/negotiating and expected to generate $480 million in incremental annual net operating income primarily commencing from the second quarter of 2024 through the fourth quarter of 2027.
(2)Includes three priority anticipated development and redevelopment projects expected to commence active construction in 2024, subject to market conditions and leasing. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 2 for additional details, including value-creation square feet currently included in rental properties.
(3)Represents contractual capital commitments expected from existing consolidated real estate joint ventures to fund construction.

Projected capital contributions from partners in consolidated real estate joint ventures to fund construction

The following table summarizes projected capital contributions from partners in our existing consolidated joint ventures to fund construction through 2027 (in thousands):

Projected timing	Amount(1)
April 1, 2024 through December 31, 2024	$337,137
2025 through 2027	913,146
Total	$1,250,283

(1)Represents reduction to our consolidated construction spending.

Capitalization of interest

Our construction spending includes capitalized interest. The table below provides key categories of interest capitalized during the three months ended March 31, 2024:

	Three Months Ended March 31, 2024			Upon Completion of Construction
	Average Real Estate Basis Capitalized		Percentage of Total Capitalized Interest	RSF	Potential Growth in Operating RSF
Construction of Class A/A+ properties:
Active construction projects
Under construction and committed near-term projects	$2,779,559		34%	5,541,380	78%
Future pipeline pre-construction
Priority anticipated projects	623,098	(1)	8	2,919,315
Primarily mega campus expansion pre-construction work (entitlement, design, and site work)	3,578,177	(1)	44	27,176,766
Smaller redevelopments and repositioning capital projects	1,182,455		14	N/A
	$8,163,289		100%	35,637,461

(1)Average real estate basis capitalized related to our future pipeline pre-construction includes 32% from four key active and future value-creation projects on mega campuses.

Projected results

We present updated guidance for EPS attributable to Alexandria’s common stockholders – diluted, funds from operations per share attributable to Alexandria’s common stockholders – diluted, and funds from operations per share attributable to Alexandria’s common stockholders – diluted, as adjusted, based on our current view of existing market conditions and other assumptions for the year ending December 31, 2024 as set forth in the tables below. The tables below also provide a reconciliation of EPS attributable to Alexandria’s common stockholders – diluted, the most directly comparable financial measure presented in accordance with GAAP, to funds from operations per share and funds from operations per share, as adjusted, non-GAAP measures, and other key assumptions included in our updated guidance for the year ending December 31, 2024. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. Refer to our discussion of “Forward-looking statements” at the beginning of this Item 2.

Projected 2024 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted
Earnings per share(1)	$3.60 to $3.72
Depreciation and amortization of real estate assets	5.95
Allocation of unvested restricted stock awards	(0.06)
Funds from operations per share(2)	$9.49 to $9.61
Unrealized gains on non-real estate investments	(0.17)
Impairment of non-real estate investments	0.09
Funds from operations per share, as adjusted(2)	$9.41 to $9.53
Midpoint	$9.47

(1)Excludes unrealized gains or losses on non-real estate investments after March 31, 2024 that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.
(2)Refer to “Definitions and reconciliations” in Item 2 for additional information.

Key Assumptions(1) (Dollars in millions)	2024 Guidance
	Low	High

Occupancy percentage for operating properties in North America as of December 31, 2024	94.6%	95.6%
Lease renewals and re-leasing of space:
Rental rate increases	11.0%	19.0%
Rental rate increases (cash basis)	5.0%	13.0%
Same property performance:
Net operating income increases	0.5%	2.5%
Net operating income increases (cash basis)	3.0%	5.0%
Straight-line rent revenue	$169	$184
General and administrative expenses	$181	$191
Capitalization of interest	$325	$355
Interest expense	$154	$184
Realized gains on non-real estate investments(2)	$95	$125

(1)Our assumptions presented in the table above are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under Part I; “Item 1A. Risk factors”; and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2023, as well as in “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.
(2)Represents realized gains and losses included in funds from operations per share – diluted, as adjusted, and excludes significant impairments realized on non-real estate investments, if any. Refer to Note 7 – “Investments” to our consolidated financial statements in Item 1 for additional details.

Key Credit Metric Targets(1)
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2024 annualized	Less than or equal to 5.1x
Fixed-charge coverage ratio – fourth quarter of 2024 annualized	Greater than or equal to 4.5x

(1)Refer to “Definitions and reconciliations” in Item 2 for additional information.

Consolidated and unconsolidated real estate joint ventures

We present components of balance sheet and operating results information for the noncontrolling interest share of our consolidated real estate joint ventures and for our share of investments in unconsolidated real estate joint ventures to help investors estimate balance sheet and operating results information related to our partially owned entities. These amounts are estimated by computing, for each joint venture that we consolidate in our financial statements, the noncontrolling interest percentage of each financial item to arrive at the cumulative noncontrolling interest share of each component presented. In addition, for our real estate joint ventures that we do not control and do not consolidate, we apply our economic ownership percentage to the unconsolidated real estate joint ventures to arrive at our proportionate share of each component presented. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statement in Item 1 for further discussion.

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling(1) Interest Share		Operating RSF at 100%
50 and 60 Binney Street/Greater Boston/Cambridge/Inner Suburbs	66.0%		532,395
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%		388,269
100 and 225 Binney Street and 300 Third Street/Greater Boston/Cambridge/Inner Suburbs	70.0%		870,106
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	25.0%		116,414	(2)
15 Necco Street/Greater Boston/Seaport Innovation District	43.3%		345,996
285, 299, 307, and 345 Dorchester Avenue/Greater Boston/Seaport Innovation District	40.0%		—	(2)
Alexandria Center® for Science and Technology – Mission Bay/San Francisco Bay Area/Mission Bay(3)	75.0%		999,979
1450 Owens Street/San Francisco Bay Area/Mission Bay	72.8%	(4)	—	(2)
601, 611, 651(2), 681, 685, and 701 Gateway Boulevard/San Francisco Bay Area/ South San Francisco	50.0%		831,318
751 Gateway Boulevard/San Francisco Bay Area/South San Francisco	49.0%		230,592
211(2) and 213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%		300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%		155,685
Alexandria Center® for Life Science – Millbrae/San Francisco Bay Area/South San Francisco	52.6%		—	(2)
3215 Merryfield Row/San Diego/Torrey Pines	70.0%		170,523
Campus Point by Alexandria/San Diego/University Town Center(5)	45.0%		1,342,164
5200 Illumina Way/San Diego/University Town Center	49.0%		792,687
9625 Towne Centre Drive/San Diego/University Town Center	70.0%		163,648
SD Tech by Alexandria/San Diego/Sorrento Mesa(6)	50.0%		884,266
Pacific Technology Park/San Diego/Sorrento Mesa	50.0%		544,352
Summers Ridge Science Park/San Diego/Sorrento Mesa(7)	70.0%		316,531
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street /Seattle/Lake Union	70.0%		321,115
400 Dexter Avenue North/Seattle/Lake Union	70.0%		290,754
800 Mercer Street/Seattle/Lake Union	40.0%		—	(2)

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(8)		Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%		586,208
1401/1413 Research Boulevard/Maryland/Rockville	65.0%	(9)	(10)
1450 Research Boulevard/Maryland/Rockville	73.2%	(9)	42,679
101 West Dickman Street/Maryland/Beltsville	57.9%	(9)	135,423

Refer to “Joint venture financial information” under “Definitions and reconciliations” in Item 2 for additional details.
(1)In addition to the consolidated real estate joint ventures listed, various joint venture partners hold insignificant noncontrolling interests in four other real estate joint ventures in North America.
(2)Represents a property currently under construction or in our value-creation pipeline. Refer to “New Class A/A+ development and redevelopment properties” in Item 2 for additional details.
(3)Includes 409 and 499 Illinois Street, 1500 and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(4)During the three months ended March 31, 2024, our equity ownership decreased from 40.6% to 27.2% based on continued funding of construction costs by our joint venture partner and a reallocation of equity to our joint venture partner of $30.2 million from us. The noncontrolling interest share of our joint venture partner is anticipated to increase to 75% and ours to decrease to 25% as our partner contributes additional equity to fund the construction of the project.
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

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of March 31, 2024 (dollars in thousands):

	Maturity Date	Stated Rate		Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture					Aggregate Commitment	Debt Balance(2)
1401/1413 Research Boulevard	12/23/24	2.70%		3.31%	$28,500	$28,374	65.0%
1655 and 1725 Third Street	3/10/25	4.50%		4.57%	600,000	599,612	10.0%
101 West Dickman Street	11/10/26	SOFR+1.95%	(3)	7.37%	26,750	17,749	57.9%
1450 Research Boulevard	12/10/26	SOFR+1.95%	(3)	7.43%	13,000	8,509	73.2%
					$668,250	$654,244
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of March 31, 2024.
(3)This loan is subject to a fixed SOFR floor of 0.75%.

The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures as of and for the three months ended March 31, 2024 (in thousands):

	Three Months Ended March 31, 2024
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Total revenues	$111,097	$3,175
Rental operations	(30,869)	(1,024)
	80,228	2,151
General and administrative	(678)	(40)
Interest	(216)	(922)
Depreciation and amortization of real estate assets	(30,904)	(1,034)
Fixed returns allocated to redeemable noncontrolling interests(1)	201	—
	$48,631	$155
Straight-line rent and below-market lease revenue	$9,309	$282
Funds from operations(2)	$79,535	$1,189
Refer to “Joint venture financial information” under “Definitions and reconciliations” in Item 2 for additional details.
(1)Represents an allocation of joint venture earnings to redeemable noncontrolling interests primarily in one property in our South San Francisco submarket. These redeemable noncontrolling interests earn a fixed return on their investment rather than participate in the operating results of the property.
(2)Refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations” in Item 2 for the definition and its reconciliation from the most directly comparable financial measure presented in accordance with GAAP.

	As of March 31, 2024
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$4,098,889	$124,102
Cash, cash equivalents, and restricted cash	117,844	6,397
Other assets	427,374	12,491
Secured notes payable	(32,358)	(94,920)
Other liabilities	(268,426)	(7,434)
Redeemable noncontrolling interests	(16,620)	—
	$4,326,703	$40,636

During the three months ended March 31, 2024 and 2023, our consolidated real estate joint ventures distributed an aggregate of $59.8 million and $63.2 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional information.

Investments

We hold investments in publicly traded companies and privately held entities primarily involved in the life science industry. The tables below summarize components of our investment income (loss) and non-real estate investments (in thousands). For additional information, refer to Note 7 – “Investments” to our unaudited consolidated financial statements in Item 1.

	Three Months Ended March 31, 2024		Year Ended December 31, 2023

Realized gains	$14,126	(1)	$6,078	(2)
Unrealized gains (losses)	29,158	(3)	(201,475)	(4)
Investment income (loss)	$43,284		$(195,397)

	March 31, 2024					December 31, 2023
Investments	Cost		Unrealized Gains	Unrealized Losses	Carrying Amount	Carrying Amount
Publicly traded companies	$187,775		$57,761	$(71,015)	$174,521	$159,566
Entities that report NAV	511,039		189,044	(27,954)	672,129	671,532
Entities that do not report NAV:
Entities with observable price changes	94,283		73,629	(1,224)	166,688	174,268
Entities without observable price changes	382,408		—	—	382,408	368,654
Investments accounted for under the equity method	N/A		N/A	N/A	115,842	75,498
March 31, 2024	$1,175,505	(5)	$320,434	$(100,193)	$1,511,588	$1,449,518

December 31, 2023	$1,177,072		$320,445	$(123,497)	$1,449,518

Public/Private Mix (Cost)	Tenant/Non-Tenant Mix (Cost)

(1)Consists of realized gains of $28.8 million, partially offset by impairment charges of $14.7 million during the three months ended March 31, 2024.
(2)Consists of realized gains of $80.6 million, offset by impairment charges of $74.6 million during the year ended December 31, 2023.
(3)Consists of unrealized gains of $57.1 million primarily resulting from the increase in valuation in publicly traded entities and $27.9 million resulting from accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our realization of investments during the three months ended March 31, 2024.
(4)Consists of unrealized losses of $111.6 million primarily resulting from the decrease in the fair value of our investments in privately held entities that report NAV and $89.9 million resulting from accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our sales of investments, during the year ended December 31, 2023.
(5)Represents 2.7% of gross assets as of March 31, 2024. Refer to the definition of “Gross assets” under “Definitions and reconciliations” in Item 2 for additional details.

Liquidity

Liquidity		Minimal Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit

$6.0B		(in millions)

$5,000
$5,000
$5,000
SIGNIFICANT AVAILABILITY
$100
No outstanding balance
<$200
MINIMAL OUTSTANDING
12/31/23
3/31/24
12/31/24 Target
Remaining amounts available for borrowing under our unsecured senior line of credit
Outstanding balance under our unsecured senior line of credit and/or commercial paper program

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$5,000
Cash, cash equivalents, and restricted cash	732
Availability under our secured construction loan	65
Investments in publicly traded companies	175
Liquidity as of March 31, 2024	$5,972

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

For additional information on our liquidity requirements related to our contractual obligations and commitments, refer to Note 5 – “Leases” and Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements in Item 1.

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

The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; cash, cash equivalents, and restricted cash; availability under our secured construction loan; and investments in publicly traded companies as of March 31, 2024 (in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance(1)	Remaining Commitments/Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	SOFR+0.855%	$5,000,000	$—	$5,000,000
Cash, cash equivalents, and restricted cash				731,695
Construction loan	SOFR+2.70%	$195,300	$129,431	65,410
Investments in publicly traded companies				174,521
Liquidity as of March 31, 2024				$5,971,626

(1)Represents outstanding principal, net of unamortized deferred financing costs, as of March 31, 2024.

Cash, cash equivalents, and restricted cash

As of March 31, 2024 and December 31, 2023, we had $731.7 million and $660.8 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash provided by operating activities, proceeds from real estate asset sales, sales of partial interests, strategic real estate joint ventures, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured senior notes payable, borrowings under our secured construction loans, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.

Cash flows

We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Net cash provided by operating activities	$341,157	$305,570	$35,587
Net cash used in investing activities	$(894,854)	$(1,039,665)	$144,811
Net cash provided by financing activities	$624,429	$1,174,810	$(550,381)

Operating activities

Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the three months ended March 31, 2024 increased by $35.6 million to $341.2 million, compared to $305.6 million for the three months ended March 31, 2023. The increase was primarily attributable to the following since January 1, 2023: (i) cash flows generated from our highly leased development and redevelopment projects recently placed into service, (ii) income-producing acquisitions, and (iii) increases in rental rates on lease renewals and re-leasing of space.

Investing activities

Cash used in investing activities for the three months ended March 31, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2024	2023
Sources of cash from investing activities:
Proceeds from sales of real estate	$16,670	$—	$16,670
Sales of and distributions from non-real estate investments	40,550	49,385	(8,835)
Change in escrow deposits	—	9,366	(9,366)
	57,220	58,751	(1,531)
Uses of cash for investing activities:
Purchases of real estate	194,002	177,543	16,459
Additions to real estate	693,268	873,366	(180,098)
Change in escrow deposits	1,008	—	1,008
Investments in unconsolidated real estate joint ventures	3,224	106	3,118
Additions to non-real estate investments	60,572	47,401	13,171
	952,074	1,098,416	(146,342)

Net cash used in investing activities	$894,854	$1,039,665	$(144,811)

The decrease in net cash used in investing activities for the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to a decreased use of cash for additions to real estate. Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1 for additional information.

Financing activities

Cash flows provided by financing activities for the three months ended March 31, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Borrowings under secured notes payable	$10,216	$14,428	$(4,212)
Proceeds from issuance of unsecured senior notes payable	998,806	996,205	2,601
Borrowings under unsecured senior line of credit	—	375,000	(375,000)
Repayments of borrowings under unsecured senior line of credit	—	(375,000)	375,000
Proceeds from issuances under commercial paper program	3,170,000	775,000	2,395,000
Repayments of borrowings under commercial paper program	(3,270,000)	(400,000)	(2,870,000)
Payments of loan fees	(10,118)	(9,989)	(129)
Changes related to debt	898,904	1,375,644	(476,740)

Contributions from and sales of noncontrolling interests	82,853	79,337	3,516
Distributions to and purchases of noncontrolling interests	(111,540)	(63,186)	(48,354)
Dividends on common stock	(221,824)	(209,131)	(12,693)
Taxes paid related to net settlement of equity awards	(23,964)	(7,854)	(16,110)
Net cash provided by financing activities	$624,429	$1,174,810	$(550,381)

Capital resources

We expect that our principal liquidity needs for the year ending December 31, 2024 will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	2024 Guidance
	Range		Midpoint
Sources of capital:
Incremental debt	$900	$900	$900
Net cash provided by operating activities after dividends	400	500	450
Dispositions, sales of partial interests, and common equity(1)	900	1,900	1,400
Total sources of capital	$2,200	$3,300	$2,750

Uses of capital:
Construction	$1,950	$2,550	$2,250
Acquisitions	250	750	500
Total uses of capital	$2,200	$3,300	$2,750

Incremental debt (included above):
Issuance of unsecured senior notes payable(2)	$1,000	$1,000	$1,000
Unsecured senior line of credit, commercial paper program, and other	(100)	(100)	(100)
Incremental debt	$900	$900	$900
(1)Refer to “Dispositions and sales of partial interests” in Item 2 for additional detail. We expect to continue pursuing our strategy to fund a significant portion of our capital requirements for the year ending December 31, 2024 with dispositions and sales of partial interests and are actively pursuing several dispositions and partial interest sale opportunities. In February 2024, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $1.5 billion of our common stock. As of the date of this report, the full amount remained available for future sales of our common stock.
(2)In February 2024, we issued $1.0 billion of unsecured senior notes payable with a weighted-average interest rate of 5.48% and a weighted-average maturity of 23.1 years. The unsecured senior notes consisted of $400.0 million of 5.25% unsecured senior notes due 2036 and $600.0 million of 5.625% unsecured senior notes due 2054. Our 2024 guidance for issuance of unsecured senior notes payable assumes we issue new unsecured senior notes payable in 2025 to fund the repayment of our $600.0 million unsecured senior notes payable due on April 30, 2025. Subject to market conditions, we may seek opportunities in 2024 to fund the repayment of our 2025 debt maturity through issuance of additional unsecured senior notes payable.

The key assumptions behind the sources and uses of capital in the table above include a favorable real estate transaction and capital market environments, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under Part I; “Item 1A. Risk factors”; and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2023; as well as in “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q. We expect to update our forecast for key sources and uses of capital on a quarterly basis.

Sources of capital

Net cash provided by operating activities after dividends

We expect to retain $400 million to $500 million of net cash flows from operating activities after payment of common stock dividends, and distributions to noncontrolling interests for the year ending December 31, 2024. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. For the year ending December 31, 2024, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be delivered, contributions from Same Properties, and recently acquired income-producing properties to contribute increases in income from rentals, net operating income, and cash flows. We anticipate contractual near-term growth in annual net operating income (cash basis) of $101 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to “Cash flows” in Item 2 for a discussion of cash flows provided by operating activities for the three months ended March 31, 2024.

Debt

We expect to fund a portion of our capital needs for 2024 from issuances under our commercial paper program, issuances of unsecured senior notes payable, borrowings under our unsecured senior line of credit, and borrowings under our secured construction loan.

As of March 31, 2024, our unsecured senior line of credit had aggregate commitments of $5.0 billion and bore an interest rate of SOFR plus 0.855%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.145% based on the aggregate commitments outstanding. Based upon our ability to achieve certain annual sustainability targets, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.

Based on certain sustainability metrics achieved in accordance with the terms of our unsecured senior line of credit agreement, the borrowing rate was reduced for a one-year period by two basis points to SOFR plus 0.855%, from SOFR plus 0.875%, and the facility fee was reduced by 0.5 basis point to 0.145% from 0.15%. As of March 31, 2024, we had no outstanding balance on our unsecured line of credit.

Our commercial paper program provides us with the ability to issue up to $2.5 billion of commercial paper notes with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance under our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit. The commercial paper notes sold during the three months ended March 31, 2024 were issued at a weighted-average yield to maturity of 5.60%. As of March 31, 2024, we had no commercial paper notes outstanding.

In February 2024, we issued $1.0 billion of unsecured senior notes payable with a weighted-average interest rate of 5.48% and a weighted-average maturity of 23.1 years. The unsecured senior notes consisted of $400.0 million of 5.25% unsecured senior notes due 2036 and $600.0 million of 5.625% unsecured senior notes due 2054.

The following table presents our average debt outstanding and weighted-average interest rates during the three months ended March 31, 2024 (dollars in thousands):

	Three Months Ended March 31, 2024
	Average Debt Outstanding	Weighted-Average Interest Rate
Long-term fixed-rate debt	$11,683,004	3.71%
Short-term variable-rate unsecured senior line of credit and commercial paper program debt	531,445	5.76
Blended average interest rate	12,214,449	3.80
Loan fee amortization and annual facility fee related to unsecured senior line of credit	N/A	0.12
Total/weighted average	$12,214,449	3.92%

Real estate dispositions, sales of partial interests, and issuances of common equity

We expect to continue to focus on the disciplined execution of select sales of real estate. Future sales will provide an important source of capital to fund a portion of pending and recently completed acquisitions and our highly leased value-creation development and redevelopment projects, and also provide significant capital for growth. In addition, we may also consider additional sales of partial interests in core Class A/A+ properties and/or development projects. For the year ending December 31, 2024, we expect real estate dispositions, sales of partial interests, and issuances of common equity to range from $900 million to $1.9 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.

Refer to Note 3 – “Investments in real estate,” Note 4 – “Consolidated and unconsolidated real estate joint ventures,” and Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements in Item 1 and to “Dispositions and sales of partial interests” in Item 2 for additional information on our real estate dispositions and sales of partial interests.

As a REIT, we are generally subject to a 100% tax on the net income from real estate asset sales that the IRS characterizes as “prohibited transactions.” We do not expect our sales will be categorized as prohibited transactions. However, unless we meet certain “safe harbor” requirements, whether a real estate asset sale is a “prohibited transaction” will be based on the facts and circumstances of the sale. Our real estate asset sales may not always meet such “safe harbor” requirements. Refer to “Item 1A. Risk factors” of our annual report on Form 10-K for the year ended December 31, 2023 for additional information about the “prohibited transaction” tax.

Common equity transactions

In February 2024, we entered into a new ATM common stock offering program, which allows us to sell up to an aggregate of $1.5 billion of our common stock. As of March 31, 2024, the full amount remained available for future sales of our common stock.

Other sources

As a well-known seasoned issuer, we may, from time to time, issue securities at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.

Additionally, we, together with joint venture partners, hold interests in real estate joint ventures that we consolidate in our financial statements. These existing joint ventures provide significant equity capital to fund a portion of our future construction spend, and our joint venture partners may also contribute equity into these entities for financing-related activities. From April 1, 2024 through December 31, 2027, we expect to receive capital contributions aggregating $1.3 billion from existing consolidated real estate joint venture partners to fund construction. During the year ending December 31, 2024, contributions from noncontrolling interests from existing joint venture partners are expected to aggregate $430.0 million.

Uses of capital

Summary of capital expenditures

One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties. We currently have projects in our value-creation pipeline aggregating 5.3 million RSF of Class A/A+ properties undergoing construction and one committed near-term project expected to commence construction in the next two years, 2.5 million RSF of priority anticipated development and redevelopment projects, and 24.1 million SF of future development projects in North America. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to “New Class A/A+ development and redevelopment properties: current projects” and “Summary of capital expenditures” in Item 2 for more information on our capital expenditures.

We capitalize interest cost as a cost of the project only during the period in which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the three months ended March 31, 2024 and 2023 of $81.8 million and $87.1 million, respectively, was classified in investments in real estate in our consolidated balance sheets. The decrease in capitalized interest was related to a lower weighted-average capitalized cost basis of $8.2 billion for the three months ended March 31, 2024, as compared to $9.3 billion for the three months ended March 31, 2023, partially offset by an increase in weighted-average interest rate used to capitalize interest to 3.92% for the three months ended March 31, 2024 from 3.69% for the three months ended March 31, 2023.

Property taxes, insurance on real estate, and indirect project costs, such as construction, administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect costs related to development, redevelopment, pre-construction, and construction projects, aggregating $26.3 million and $23.6 million, and property taxes, insurance on real estate and indirect project costs aggregating $32.7 million and $29.8 million during the three months ended March 31, 2024 and 2023, respectively.

Our capitalized costs for the three months ended March 31, 2024, compared to the same period in 2023, were consistent primarily due to relative consistency in the size of our value-creation pipeline during these periods. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct and indirect project costs related to the asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.

Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $14.1 million for the three months ended March 31, 2024.

We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the three months ended March 31, 2024, we capitalized total initial direct leasing costs of $29.4 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Acquisitions

During the three months ended March 31, 2024, the purchase price of our completed acquisitions aggregated $194.8 million. As of March 31, 2024, the total purchase price of our pending acquisitions under executed letters of intent or purchase and sale agreements that are expected to be completed in 2024 aggregated $82.4 million. For the year ending December 31, 2024, we expect real estate acquisitions to range from $250 million to $750 million.

Refer to “Acquisitions” in Note 3 – “Investments in real estate” and to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1, and “Acquisitions” in Item 2 for information on our acquisitions.

Dividends

During the three months ended March 31, 2024 and 2023, we paid common stock dividends of $221.8 million and $209.1 million, respectively. The increase of $12.7 million in dividends paid on our common stock during the three months ended March 31, 2024, compared to the three months ended March 31, 2023, was primarily due to an increase in the number of common shares outstanding subsequent to January 1, 2023 as a result of settled forward equity sales agreements, and an increase in the related dividends to $1.27 per common share paid during the three months ended March 31, 2024 from $1.21 per common share paid during the three months ended March 31, 2023.

Secured notes payable

Secured notes payable as of March 31, 2024 consisted of three notes secured by two properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 8.36%. As of March 31, 2024, the total book value of our investments in real estate securing debt was approximately $345.4 million. As of March 31, 2024, our secured notes payable, including unamortized discounts and deferred financing costs, comprised approximately $619 thousand and $129.4 million of fixed-rate debt and unhedged variable-rate debt, respectively.

Unsecured senior notes payable and unsecured senior line of credit

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of March 31, 2024 were as follows:

Covenant Ratios(1)	Requirement	March 31, 2024
Total Debt to Total Assets	Less than or equal to 60%	29%
Secured Debt to Total Assets	Less than or equal to 40%	0.3%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	14.1x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	330%

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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of March 31, 2024 were as follows:

Covenant Ratios(1)	Requirement	March 31, 2024
Leverage Ratio	Less than or equal to 60.0%	28.5%
Secured Debt Ratio	Less than or equal to 45.0%	0.2%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	4.06x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	20.57x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.

Estimated interest payments

Estimated interest payments on our fixed-rate debt are calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of March 31, 2024, 98.9% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements in Item 1.

Ground lease obligations

Ground lease obligations as of March 31, 2024 included leases for 36 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $5.8 million as of March 31, 2024, our ground lease obligations have remaining lease terms ranging from approximately 30 to 98 years, including available extension options that we are reasonably certain to exercise.

In many cases, we seek to extend our ground leases well ahead of their scheduled contractual expirations. If we are successful in extending ground leases, we could see significant up-front or increased recurring future payments to the ground lessor and/or increased ground lease expense, which may require us to increase our capital funding needs.

Operating lease agreements

As of March 31, 2024, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $815.6 million and $27.9 million, respectively. We are required to recognize a right-of-use asset and a related liability to account for our future obligations under operating lease arrangements in which we are the lessee. The operating lease liability is measured based on the present value of the remaining lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The right-of-use asset is equal to the corresponding operating lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. As of March 31, 2024, the present value of the remaining contractual payments aggregating $843.5 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $381.6 million, which was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets. As of March 31, 2024, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 41 years, and the weighted-average discount rate was 4.6%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $513.3 million. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to “Lease accounting” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1 for additional information.

Commitments

As of March 31, 2024, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.7 billion. In addition, we may be required to incur construction costs associated with future development projects aggregating 643,331 RSF pursuant to an agreement whereby our counterparty may elect to execute future lease agreements on mutually agreeable terms. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain projects, which would result in the reduction of our commitments.

As of March 31, 2024, the total purchase price of our pending acquisitions under executed letters of intent or purchase and sale agreements aggregated $82.4 million related to the acquisitions expected to be completed in 2024. In addition, we have letters of credit and performance obligations aggregating $29.5 million primarily related to acquisitions expected to be completed after 2024.

We are committed to funding approximately $409.1 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV and expire at various dates over the next 12 years, with a weighted-average expiration of 8.3 years as of March 31, 2024.

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

Foreign currency translation gains and losses

The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the three months ended March 31, 2024 primarily due to the changes in the foreign exchange rates for our real estate investments in Canada (in thousands). We reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

Total
Balance as of December 31, 2023	$(15,896)

Other comprehensive loss before reclassifications	(7,919)
Net other comprehensive loss	(7,919)

Balance as of March 31, 2024	$(23,815)

Inflation

As of March 31, 2024, approximately 94% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 96% of our leases (on an annual rental revenue basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of our variable-rate borrowings, including borrowings under our unsecured senior line of credit and commercial paper program, issuances of unsecured senior notes payable, and borrowings under our secured construction loans, and secured loans held by our unconsolidated real estate joint ventures.

In addition, refer to “Item 1A. Risk factors” within “Part II – Other information” in this quarterly report on Form 10-Q for a discussion about risks that inflation directly or indirectly may pose to our business.

Issuer and guarantor subsidiary summarized financial information

Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents, on a combined basis, balance sheet information as of March 31, 2024 and December 31, 2023, and results of operations and comprehensive income for the three months ended March 31, 2024 and year ended December 31, 2023 for the Issuer and the Guarantor Subsidiary. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the Guarantor Subsidiary generally based on legal entity ownership.

The following tables present combined summarized financial information as of March 31, 2024 and December 31, 2023, for the three months ended March 31, 2024, and for the year ended December 31, 2023 for the Issuer and Guarantor Subsidiary. Amounts provided do not represent our total consolidated amounts (in thousands):

	March 31, 2024	December 31, 2023
Assets:
Cash, cash equivalents, and restricted cash	$380,040	$210,755
Other assets	118,464	115,373
Total assets	$498,504	$326,128

Liabilities:
Unsecured senior notes payable	$12,087,113	$11,096,028
Unsecured senior line of credit and commercial paper	—	99,952
Other liabilities	493,253	504,659
Total liabilities	$12,580,366	$11,700,639

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Total revenues	$16,359	$54,230
Total expenses	(87,121)	(273,990)
Net loss	(70,762)	(219,760)
Net income attributable to unvested restricted stock awards	(3,659)	(11,195)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(74,421)	$(230,955)

As of March 31, 2024, 395 of our 410 properties were held indirectly by the REIT’s wholly owned consolidated subsidiary, Alexandria Real Estate Equities, L.P.

Critical accounting estimates

Refer to our annual report on Form 10-K for the year ended December 31, 2023 for a discussion of our critical accounting estimates related to recognition of real estate acquired, impairment of long-lived assets, impairment of non-real estate investments, and monitoring of tenant credit quality.

Definitions and reconciliations

This section contains additional information on certain non-GAAP financial measures, including reconciliations to the most directly comparable financial measure calculated and presented in accordance with GAAP and the reasons why we use these supplemental measures of performance and believe they provide useful information to investors, as well as the definitions of other terms used in this report.

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

The following table reconciles net income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three months ended March 31, 2024 (in thousands):

	Three Months Ended March 31, 2024
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Net income	$48,631	$155
Depreciation and amortization of real estate assets	30,904	1,034
Funds from operations	$79,535	$1,189

The following tables present a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three months ended March 31, 2024 and 2023 (in thousands, except per share amounts). Per share amounts may not add due to rounding.

	Three Months Ended March 31,
	2024		2023
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$166,886		$75,256
Depreciation and amortization of real estate assets	284,950		262,124
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(30,904)		(28,178)
Our share of depreciation and amortization from unconsolidated real estate JVs	1,034		859
Gain on sales of real estate	(392)		—
Allocation to unvested restricted stock awards	(3,469)		(1,359)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(1)	418,105		308,702
Unrealized (gains) losses on non-real estate investments	(29,158)		65,855
Impairment of non-real estate investments	14,698	(2)	—
Allocation to unvested restricted stock awards	247		(867)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$403,892		$373,690

(1)Calculated in accordance with standards established by the Nareit Board of Governors.
(2)Related to non-real estate investments in privately held entities that do not report NAV. Refer to Note 7 – “Investments” to our unaudited consolidated financial statements in Item 1 for additional information.

	Three Months Ended March 31,
(Per share)	2024	2023
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$0.97	$0.44
Depreciation and amortization of real estate assets	1.48	1.38
Allocation to unvested restricted stock awards	(0.02)	(0.01)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	2.43	1.81
Unrealized (gains) losses on non-real estate investments	(0.17)	0.39
Impairment of non-real estate investments	0.09	—
Allocation to unvested restricted stock awards	—	(0.01)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$2.35	$2.19

Weighted-average shares of common stock outstanding – diluted(1)	171,949	170,784

(1)Refer to “Weighted-average shares of common stock outstanding – diluted” in this section for additional information.

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

The following table reconciles net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and calculates the Adjusted EBITDA margin for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$219,176	$121,693
Interest expense	40,840	13,754
Income taxes	1,764	1,131
Depreciation and amortization	287,554	265,302
Stock compensation expense	17,125	16,486
Gain on sales of real estate	(392)	—
Unrealized (gains) losses on non-real estate investments	(29,158)	65,855
Impairment of non-real estate investments	14,698	—
Adjusted EBITDA	$551,607	$484,221

Total revenues	$769,108	$700,795

Adjusted EBITDA margin	72%	69%

Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP, for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of March 31, 2024, approximately 94% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of operations.

Capitalization rates

Capitalization rates are calculated based on net operating income and net operating income (cash basis) annualized, excluding lease termination fees, on stabilized operating assets for the quarter preceding the date on which the property is sold, or near-term prospective net operating income.

Capitalized interest

We capitalize interest cost as a cost of a project during periods for which activities necessary to develop, redevelop, or reposition a project for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Activities necessary to develop, redevelop, or reposition a project include pre-construction activities such as entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. If we cease activities necessary to prepare a project for its intended use, interest costs related to such project are expensed as incurred.

Cash interest

Cash interest is equal to interest expense calculated in accordance with GAAP plus capitalized interest, less amortization of loan fees and debt premiums (discounts). Refer to “Fixed-charge coverage ratio” in this section for a reconciliation of interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest.

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

Development, redevelopment, and pre-construction

A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new Class A/A+ properties, and property enhancements identified during the underwriting of certain acquired properties, located in collaborative life science mega campuses in AAA innovation clusters. These projects are generally focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of a wide range of tenants. Upon completion, each value-creation project is expected to generate increases in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.

Development projects generally consist of the ground-up development of generic and reusable laboratory facilities. Redevelopment projects consist of the permanent change in use of acquired office, warehouse, or shell space into laboratory space. We generally will not commence new development projects for aboveground construction of new Class A/A+ laboratory space without first securing significant pre-leasing for such space, except when there is solid market demand for high-quality Class A/A+ properties.

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

The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and computes fixed-charge coverage ratio for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Adjusted EBITDA	$551,607	$484,221

Interest expense	$40,840	$13,754
Capitalized interest	81,840	87,070
Amortization of loan fees	(4,142)	(3,639)
Amortization of debt discounts	(318)	(288)
Cash interest and fixed charges	$118,220	$96,897

Fixed-charge coverage ratio:
– quarter annualized	4.7x	5.0x
– trailing 12 months	4.7x	5.0x

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

Gross assets

Gross assets are calculated as total assets plus accumulated depreciation as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Total assets	$37,699,046	$36,771,402
Accumulated depreciation	5,216,857	4,985,019
Gross assets	$42,915,903	$41,756,421

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

Investment-grade or publicly traded large cap tenants

Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended March 31, 2024, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Investors Service and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decrease below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.

Investments in real estate

The following table presents our value-creation pipeline of new Class A/A+ development and redevelopment projects, excluding properties held for sale, as a percentage of gross assets as of March 31, 2024:

Percentage of Gross Assets
Under construction projects and one committed near-term project expected to commence construction in the next two years (63% leased/negotiating)	9%
Income-producing/potential cash flows/covered land play(1)	7%
Land	4%

(1)Includes projects with existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses. These projects aggregated 1.0% of annual rental revenue as of March 31, 2024 and are included in our industry mix chart as targeted for a future change in use. Refer to “High-quality and diverse client base” in Item 2 for additional information.

The square footage presented in the table below is classified as operating as of March 31, 2024. These lease expirations or vacant space at recently acquired properties represent future opportunities for which we have the intent, subject to market conditions and leasing, to commence first-time conversion from non-laboratory space to laboratory space, or to commence future ground-up development:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2024	2025	Thereafter(1)	Total
Committed near-term project:
4161 Campus Point Court/University Town Center	Dev	159,884	—	—	159,884

Priority anticipated projects:
311 Arsenal Street/Cambridge/Inner Suburbs	Redev	148,393	25,312	—	173,705
269 East Grand Avenue/South San Francisco	Redev	107,250	—	—	107,250
3301 Monte Villa Parkway/Bothell	Redev	—	50,552	—	50,552
1020 Red River Street/Austin	Redev	—	126,034	—	126,034
		255,643	201,898	—	457,541
Future projects:
100 Edwin H. Land Boulevard/Cambridge	Dev	104,500	—	—	104,500
446, 458, 500, and 550 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	376,698	376,698
Other/Greater Boston	Redev	—	—	167,549	167,549
1122 and 1150 El Camino Real/South San Francisco	Dev	—	—	375,232	375,232
3875 Fabian Way/Greater Stanford	Dev	—	—	228,000	228,000
2100, 2200, 2300, and 2400 Geng Road/Greater Stanford	Dev	84,083	—	78,501	162,584
960 Industrial Road/Greater Stanford	Dev	—	—	112,590	112,590
10975 and 10995 Torreyana Road/Torrey Pines	Dev	84,829	—	—	84,829
Campus Point by Alexandria/University Town Center	Dev	335,308	—	—	335,308
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	686,290	686,290
830 4th Avenue South/SoDo	Dev	—	—	42,380	42,380
Other/Seattle	Dev	—	—	77,376	77,376
100 Capitola Drive/Research Triangle	Dev	—	—	34,527	34,527
1001 Trinity Street/Austin	Dev	—	72,938	—	72,938
Canada	Redev	—	—	247,743	247,743
		608,720	72,938	2,426,886	3,108,544
		1,024,247	274,836	2,426,886	3,725,969
(1)Includes vacant square footage as of March 31, 2024.

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

Mega campus

Mega campuses are cluster campuses that consist of approximately 1 million RSF or more, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. The following table reconciles our annual rental revenue and value-creation pipeline RSF as of March 31, 2024 (dollars in thousands):

	Annual Rental Revenue	Value-Creation Pipeline RSF
Mega campus	$1,637,733	21,958,936
Non-mega campus	575,237	9,952,556
Total	$2,212,970	31,911,492

Mega campus as a percentage of annual rental revenue and of total value-creation pipeline RSF	74%	69%

Net cash provided by operating activities after dividends

Net cash provided by operating activities after dividends includes the deduction for distributions to noncontrolling interests. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences.

Net debt and preferred stock to Adjusted EBITDA

Net debt and preferred stock to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure of evaluating our balance sheet leverage. Net debt and preferred stock is equal to the sum of total consolidated debt less cash, cash equivalents, and restricted cash, plus preferred stock outstanding as of the end of the period. Refer to “Adjusted EBITDA and Adjusted EBITDA margin” within this section for further information on the calculation of Adjusted EBITDA.

We are not able to forecast fourth quarter net income without unreasonable effort and therefore do not provide a reconciliation for net debt and preferred stock to Adjusted EBITDA on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as quarterly components such as gain on sales of real estate, unrealized gains or losses on non-real estate investments, impairment of real estate, and impairment of non-real estate investments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would be potentially misleading for our investors.

The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of March 31, 2024 and December 31, 2023 (dollars in thousands):

	March 31, 2024		December 31, 2023
Secured notes payable	$130,050		$119,662
Unsecured senior notes payable	12,087,113		11,096,028
Unsecured senior line of credit and commercial paper	—		99,952
Unamortized deferred financing costs	84,198		76,329
Cash and cash equivalents	(722,176)		(618,190)
Restricted cash	(9,519)		(42,581)
Preferred stock	—		—
Net debt and preferred stock	$11,569,666		$10,731,200

Adjusted EBITDA:
– quarter annualized	$2,206,428		$2,094,988
– trailing 12 months	$2,064,904		$1,997,518

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.2	x	5.1	x
– trailing 12 months	5.6	x	5.4	x

Net operating income, net operating income (cash basis), and operating margin

The following table reconciles net income to net operating income and net operating income (cash basis) and computes operating margin for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Net income	$219,176	$121,693

Equity in earnings of unconsolidated real estate joint ventures	(155)	(194)
General and administrative expenses	47,055	48,196
Interest expense	40,840	13,754
Depreciation and amortization	287,554	265,302
Gain on sales of real estate	(392)	—
Investment (income) loss	(43,284)	45,111
Net operating income	550,794	493,862
Straight-line rent revenue	(48,251)	(33,191)
Amortization of acquired below-market leases	(30,340)	(21,636)
Net operating income (cash basis)	$472,203	$439,035

Net operating income (cash basis) – annualized	$1,888,812	$1,756,140

Net operating income (from above)	$550,794	$493,862
Total revenues	$769,108	$700,795
Operating margin	72%	70%

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

Operating statistics

We present certain operating statistics related to our properties, including number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations as of the end of the period. We believe these measures are useful to investors because they facilitate an understanding of certain trends for our properties. We compute the number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations at 100% for all properties in which we have an investment, including properties owned by our consolidated and unconsolidated real estate joint ventures. For operating metrics based on annual rental revenue, refer to “Annual rental revenue” within this section.

Same property comparisons

As a result of changes within our total property portfolio during the comparative periods presented, including changes from assets acquired or sold, properties placed into development or redevelopment, and development or redevelopment properties recently placed into service, the consolidated total income from rentals, as well as rental operating expenses in our operating results, can show significant changes from period to period. In order to supplement an evaluation of our results of operations over a given quarterly or annual period, we analyze the operating performance for all consolidated properties that were fully operating for the entirety of the comparative periods presented, referred to as same properties. We separately present quarterly and year-to-date same property results to align with the interim financial information required by the SEC in our management’s discussion and analysis of our financial condition and results of operations. These same properties are analyzed separately from properties acquired subsequent to the first day in the earliest comparable quarterly or year-to-date period presented, properties that underwent development or redevelopment at any time during the comparative periods, unconsolidated real estate joint ventures, properties classified as held for sale, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results. Additionally, termination fees, if any, are excluded from the results of same properties. Refer to “Same properties” in Item 2 for additional information.

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

We classify rental revenues and tenant recoveries generated through the leasing of real estate assets within revenues in income from rentals in our consolidated statements of operations. We provide investors with a separate presentation of rental revenues and tenant recoveries in “Comparison of results for the three months ended March 31, 2024 to the three months ended March 31, 2023” in Item 2 because we believe it promotes investors’ understanding of our operating results. We believe that the presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect to net income for any significant variability to components of our operating expenses.

The following table reconciles income from rentals to tenant recoveries for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Income from rentals	$755,551	$687,949
Rental revenues	(581,400)	(518,302)
Tenant recoveries	$174,151	$169,647

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Unencumbered net operating income	$546,830	$492,860
Encumbered net operating income	3,964	1,002
Total net operating income	$550,794	$493,862
Unencumbered net operating income as a percentage of total net operating income	99.3%	99.8%

Weighted-average shares of common stock outstanding – diluted

From time to time, we enter into capital market transactions, including forward equity sales agreements (“Forward Agreements”), to fund acquisitions, to fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. We are required to consider the potential dilutive effect of our Forward Agreements under the treasury stock method while the Forward Agreements are outstanding. As of March 31, 2024, we had no Forward Agreements outstanding. Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements in Item 1 for additional information.

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three months ended March 31, 2024 and 2023 are calculated as follows. Also shown are the weighted-average unvested shares associated with restricted stock awards used in calculating the amounts allocable to unvested stock award holders for each of the respective periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Basic shares for earnings per share	171,949	170,784
Forward Agreements	—	—
Diluted shares for earnings per share	171,949	170,784

Basic shares for funds from operations per share and funds from operations per share, as adjusted	171,949	170,784
Forward Agreements	—	—
Diluted shares for funds from operations per share and funds from operations per share, as adjusted	171,949	170,784

Weighted-average unvested restricted shares used in calculating the allocations of net income, funds from operations, and funds from operations, as adjusted	2,987	2,277

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate risk

The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.

In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of March 31, 2024, we did not have any outstanding interest rate hedge agreements.

Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates, assuming a zero percent interest rate floor, on our fixed- and variable-rate debt as of March 31, 2024 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(1,299)
Rate decrease of 1%	$1,299

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(813,025)
Rate decrease of 1%	$932,533
These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of March 31, 2024. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.

Equity price risk

We have exposure to equity price market risk because we hold equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in our consolidated balance sheets at fair value. Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV per share are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value of public investments, changes in NAV per share reported by privately held entities, and observable price changes of privately held entities that do not report NAV per share are classified as investment income in our consolidated statements of operations. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of March 31, 2024 (in thousands):

Equity price risk:
Fair value increase of 10%	$151,159
Fair value decrease of 10%	$(151,159)

Foreign currency exchange rate risk

We have exposure to foreign currency exchange rate risk related to our subsidiaries operating in Canada. The functional currencies of our foreign subsidiaries are the local currencies in each respective country. Gains or losses resulting from the translation of our foreign subsidiaries’ balance sheets and statements of operations are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss). Gains or losses will be reflected in our consolidated statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following tables illustrate the effect that a 10% change in foreign currency rates relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of March 31, 2024 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$62
Rate decrease of 10%	$(62)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$39,505
Rate decrease of 10%	$(39,505)
The sensitivity analyses assume a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.

Our exposure to market risk elements for the three months ended March 31, 2024 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

As of March 31, 2024, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in internal control over financial reporting

There has not been any change in our internal control over financial reporting during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in the other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2023. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.

There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2023, except for the following updates:

The use of artificial intelligence presents risks and challenges that may adversely impact our business and operating results or that of our tenants and vendors or may adversely impact the requirements and demand for life science laboratory space as a whole.

We may adopt and integrate generative artificial intelligence and machine learning (collectively, “AI”) tools into our operations to enhance efficiencies and streamline existing systems. However, the deployment and maintenance of AI tools may entail substantial risks. While these tools hold promise in optimizing processes and driving efficiencies, as with many technological innovations, they also pose inherent risks. These include, but are not limited, to the potential for inaccuracy, bias, intellectual property infringement, or misappropriation, as well as concerns regarding data privacy and cybersecurity.

Moreover, the use of AI may introduce errors or inadequacies that are not easily detectable. Deficiencies, inaccuracies, or biases in the data used for AI training, or in the content, analyses, or recommendations generated by AI applications, may adversely affect our business, financial condition, and results of operations. The legal landscape surrounding AI is evolving and remains uncertain. It is unknown how the development of laws in this area could impact our business and our ability to enforce our proprietary rights or protect against infringement of those rights.

Potential risks from the use of AI by our tenants

The integration of AI technologies in the life science industry presents both significant opportunities and inherent risks. AI predictive models have the potential to enhance the accuracy and usefulness of simulation models and be utilized broadly across various stages of drug development. However, the adoption of AI also introduces a complex risk landscape similar to those described above that must be navigated with caution.

Moreover, the adoption of AI by our tenants may lead to infrastructure requirements that our buildings currently do not accommodate, such as increased power needs due to high-performance computing. Infrastructure upgrades may necessitate substantial capital expenditures and could potentially impact the environmental footprint of our building operations.

Potential risks from the use of AI by our investors, analysts, and other market participants

The increasing use of AI by investors, analysts, and other market participants for processing, summarizing, and interpreting financial and other information, including that in our annual reports on Form 10-K, quarterly reports on Form 10-Q, and other public disclosures, poses potential risks. While AI could improve efficiencies in data analysis, AI could also inaccurately interpret or summarize information due to algorithmic limitations or misinterpretation of complex financial concepts. These misinterpretations could be further exacerbated by the potential for AI to overlook additional disclosures in various report sections, such as the Management's Discussion and Analysis of Financial Condition and Results of Operations or Risk Factors section within our annual reports on Form 10-K and/or quarterly reports on Form 10-Q.

Our status as a REIT introduces unique financial metrics, such as funds from operations and fund from operations, as adjusted, which represent widely used non-GAAP financial performance measures of equity REITs. Inadequate AI training on the aspects unique to our industry could lead to inaccurate interpretations of these financial measures, particularly when comparing our performance against non-REIT entities. Furthermore, rules and regulations requiring REITs to distribute at least 90% of REIT taxable income to stockholders result in a substantial reliance on debt and equity financing by REITs. Without adequate training, this unique aspects might not be properly accounted for by AI and could lead to misinterpretations of our financial metrics, such as net debt and preferred stock to Adjusted EBITDA, resulting in inaccurate conclusions and misleading investment recommendations.
Additionally, current inconsistencies in the use, calculation, and presentation of non-GAAP measures among public companies may lead to AI’s inaccurate interpretations and comparisons of these measures. Without appropriate adjustments for these divergences, AI may generate erroneous comparisons with peer companies, distorting the view of our operational performance and profitability, which could lead to misguided investor conclusions about our competitive position among other companies.

Other challenges associated with AI use may include:

•Inadequate interpretation of real estate market nuances, including geographic and property-type differences, and property quality.
•Overemphasis on quantitative data, which overlooks qualitative factors like management’s expertise, background, and tenure; and company strategy, credit rating, track record, and market reputation.
•Reliance on historical data, which may not reliably predict future performance in the dynamic real estate sector.
•Current limited capability of AI in making nuanced judgments, particularly in understanding market trends, uncertainties, and investor sentiment.

We are committed to the highest levels of transparency, integrity, and accountability in our public disclosures. However, we have no control over the processing or interpretation of this information by third-party AI tools. Incorrect AI interpretations could significantly impact investment decisions, which may adversely affect our stock price, investor confidence, and our reputation. Additionally, the time and resources needed to address and remediate public misconceptions could distract from our business activities, which may further exacerbate the potential negative impact.

Potential risks of use of AI by vendors

Our vendors may incorporate AI tools into their products or services without our knowledge, and the providers of these tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection. Consequently, this may inhibit our or our vendors’ ability to uphold an appropriate level of service, data privacy, and overall experience. Bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. If we, our vendors, or other third parties with which we conduct business experience an actual or perceived breach of privacy or security incident due to the use of AI, we may be adversely impacted, lose valuable intellectual property or confidential information, and incur harm to our reputation and the public perception of the effectiveness of our security measures.

The realization of any of the aforementioned risks could have a material adverse impact on our revenues, net operating income; our results of operations, funds from operations, operating margins, occupancy, EPS, FFO per share; our overall business; and the market value of our common stock. Any of the outcomes described above could cause damage to us, our tenants, and vendors and adversely impact our business or that of our tenants and vendors. Furthermore, these risks, combined with an uncertain regulatory environment, may result in reputational harm, legal liability, governmental or regulatory scrutiny, or other adverse consequences to our business operations.

ITEM 5. OTHER INFORMATION

Disclosure of 10b5-1 plans

None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended March 31, 2024.

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
		Form 8-K	March 3, 2017
4.2*	Supplemental Indenture No. 20, dated as of February 15, 2024, by and among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 15, 2024
4.3*	Form of 5.250% Senior Note due 2036 (included in Exhibit 4.2 above)	Form 8-K	February 15, 2024
4.4*	Supplemental Indenture No. 21, dated as of February 15, 2024, by and among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 15, 2024
4.5*	Form of 5.625% Senior Note due 2054 (included in Exhibit 4.4 above)	Form 8-K	February 15, 2024
22.1	List of Guarantor Subsidiaries of the Company	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101.1	The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023 (unaudited), (ii) Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (unaudited), (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023 (unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests for the three months ended March 31, 2024 and 2023 (unaudited), (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited)	N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith
(*) Incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 22, 2024.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Executive Chairman (Principal Executive Officer)

/s/ Peter M. Moglia
Peter M. Moglia Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

/s/ Marc E. Binda
Marc E. Binda Chief Financial Officer and Treasurer (Principal Financial Officer)