Form 10-Q
period 2024-06-30
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2024-07-22
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
    ☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
    ☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 15, 2024, 174,926,073 shares of common stock, par value $0.01 per share, were outstanding.
TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023 .............................................................	1

	Consolidated Financial Statements for the Three and Six Months Ended June 30, 2024 and 2023:

	Consolidated Statements of Operations ...................................................................................................................	2

	Consolidated Statements of Comprehensive Income ............................................................................................	3

	Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests ..........................	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2024 and 2023 ................................	8

	Notes to Consolidated Financial Statements ....................................................................................................................	10

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........................................................................................................................................................................	42

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........................................................	110

Item 4.	CONTROLS AND PROCEDURES .....................................................................................................................................	111

PART II – OTHER INFORMATION

Item 1A.	RISK FACTORS ....................................................................................................................................................................	112

Item 5.	OTHER INFORMATION .......................................................................................................................................................	113

Item 6.	EXHIBITS ...............................................................................................................................................................................	114

SIGNATURES .................................................................................................................................................................................................		115
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
PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments in real estate	$32,673,839	$31,633,511
Investments in unconsolidated real estate joint ventures	40,535	37,780
Cash and cash equivalents	561,021	618,190
Restricted cash	4,832	42,581
Tenant receivables	6,822	8,211
Deferred rent	1,190,336	1,050,319
Deferred leasing costs	519,629	509,398
Investments	1,494,348	1,449,518
Other assets	1,356,503	1,421,894
Total assets	$37,847,865	$36,771,402

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$134,942	$119,662
Unsecured senior notes payable	12,089,561	11,096,028
Unsecured senior line of credit and commercial paper	199,552	99,952
Accounts payable, accrued expenses, and other liabilities	2,529,535	2,610,943
Dividends payable	227,408	221,824
Total liabilities	15,180,998	14,148,409

Commitments and contingencies

Redeemable noncontrolling interests	16,440	16,480

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,720	1,719
Additional paid-in capital	18,284,611	18,485,352
Accumulated other comprehensive loss	(27,710)	(15,896)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	18,258,621	18,471,175
Noncontrolling interests	4,391,806	4,135,338
Total equity	22,650,427	22,606,513
Total liabilities, noncontrolling interests, and equity	$37,847,865	$36,771,402
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Income from rentals	$755,162	$704,339	$1,510,713	$1,392,288
Other income	11,572	9,561	25,129	22,407
Total revenues	766,734	713,900	1,535,842	1,414,695

Expenses:
Rental operations	217,254	211,834	435,568	418,767
General and administrative	44,629	45,882	91,684	94,078
Interest	45,789	17,072	86,629	30,826
Depreciation and amortization	290,720	273,555	578,274	538,857
Impairment of real estate	30,763	168,575	30,763	168,575
Total expenses	629,155	716,918	1,222,918	1,251,103

Equity in earnings of unconsolidated real estate joint ventures	130	181	285	375
Investment loss	(43,660)	(78,268)	(376)	(123,379)
Gain on sales of real estate	—	214,810	392	214,810
Net income	94,049	133,705	313,225	255,398
Net income attributable to noncontrolling interests	(47,347)	(43,768)	(95,978)	(87,599)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	46,702	89,937	217,247	167,799
Net income attributable to unvested restricted stock awards	(3,785)	(2,677)	(7,444)	(5,283)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$42,917	$87,260	$209,803	$162,516

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.25	$0.51	$1.22	$0.95
Diluted	$0.25	$0.51	$1.22	$0.95
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$94,049	$133,705	$313,225	$255,398
Other comprehensive (loss) income
Unrealized (losses) gains on foreign currency translation:
Unrealized foreign currency translation (losses) gains arising during the period	(3,895)	3,947	(11,814)	4,223
Unrealized (losses) gains on foreign currency translation, net	(3,895)	3,947	(11,814)	4,223

Total other comprehensive (loss) income	(3,895)	3,947	(11,814)	4,223
Comprehensive income	90,154	137,652	301,411	259,621
Less: comprehensive income attributable to noncontrolling interests	(47,347)	(43,768)	(95,978)	(87,599)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$42,807	$93,884	$205,433	$172,022
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of March 31, 2024	172,007,967	$1,720	$18,434,690	$—	$(23,815)	$4,326,703	$22,739,298	$16,620
Net income	—	—	—	46,702	—	47,076	93,778	271
Total other comprehensive loss	—	—	—	—	(3,895)	—	(3,895)	—
Contributions from and sales of noncontrolling interests	—	—	499	—	—	77,907	78,406	—
Distributions to and redemption of noncontrolling interests	—	—	(14)	—	—	(59,880)	(59,894)	(451)
Issuance pursuant to stock plan	14,394	—	30,691	—	—	—	30,691	—
Taxes related to net settlement of equity awards	(4,687)	—	(549)	—	—	—	(549)	—
Dividends declared on common stock ($1.30 per share)	—	—	—	(227,408)	—	—	(227,408)	—
Reclassification of distributions in excess of earnings	—	—	(180,706)	180,706	—	—	—	—
Balance as of June 30, 2024	172,017,674	$1,720	$18,284,611	$—	$(27,710)	$4,391,806	$22,650,427	$16,440
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

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2023	171,910,599	$1,719	$18,485,352	$—	$(15,896)	$4,135,338	$22,606,513	$16,480
Net income	—	—	—	217,247	—	95,435	312,682	543
Total other comprehensive loss	—	—	—	—	(11,814)	—	(11,814)	—
Contributions from and sales of noncontrolling interests	—	—	7,700	—	—	258,885	266,585	—
Distributions to and redemption of noncontrolling interests	—	—	(8,084)	—	—	(127,787)	(135,871)	(833)
Transfer of noncontrolling interests	—	—	—	—	—	(250)	(250)	250
Reallocation of capital to joint venture partner	—	—	(30,185)	—	—	30,185	—	—
Issuance pursuant to stock plan	179,178	2	70,067	—	—	—	70,069	—
Taxes related to net settlement of equity awards	(72,103)	(1)	(7,944)	—	—	—	(7,945)	—
Dividends declared on common stock ($2.57 per share)	—	—	—	(449,542)	—	—	(449,542)	—
Reclassification of distributions in excess of earnings	—	—	(232,295)	232,295	—	—	—	—
Balance as of June 30, 2024	172,017,674	$1,720	$18,284,611	$—	$(27,710)	$4,391,806	$22,650,427	$16,440
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2022	170,748,395	$1,707	$18,991,492	$—	$(20,812)	$3,701,248	$22,673,635	$9,612
Net income	—	—	—	167,799	—	87,197	254,996	402
Total other comprehensive income	—	—	—	—	4,223	—	4,223	—
Contributions from and sales of noncontrolling interests	—	—	23,945	—	—	270,722	294,667	35,250
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(134,215)	(134,215)	(402)
Transfer of noncontrolling interests	—	—	—	—	—	(7,766)	(7,766)	7,766
Issuance pursuant to stock plan	208,929	2	65,452	—	—	—	65,454	—
Taxes related to net settlement of equity awards	(87,546)	—	(12,469)	—	—	—	(12,469)	—
Dividends declared on common stock ($2.45 per share)	—	—	—	(423,901)	—	—	(423,901)	—
Reclassification of distributions in excess of earnings	—	—	(256,102)	256,102	—	—	—	—
Balance as of June 30, 2023	170,869,778	$1,709	$18,812,318	$—	$(16,589)	$3,917,186	$22,714,624	$52,628
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net income	$313,225	$255,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	578,274	538,857
Impairment of real estate	30,763	168,575
Gain on sales of real estate	(392)	(214,810)
Equity in earnings of unconsolidated real estate joint ventures	(285)	(375)
Distributions of earnings from unconsolidated real estate joint ventures	1,652	1,649
Amortization of loan fees	8,288	7,368
Amortization of debt discounts	646	592
Amortization of acquired above- and below-market leases	(52,855)	(46,425)
Deferred rent	(96,589)	(62,526)
Stock compensation expense	31,632	31,978
Investment loss	376	123,379
Changes in operating assets and liabilities:
Tenant receivables	1,373	1,152
Deferred leasing costs	(54,560)	(56,367)
Other assets	(3,046)	4,735
Accounts payable, accrued expenses, and other liabilities	(5,548)	30,863
Net cash provided by operating activities	752,954	784,043

Investing Activities:
Proceeds from sales of real estate	16,670	592,630
Additions to real estate	(1,241,214)	(1,812,241)
Purchases of real estate	(201,049)	(233,317)
Change in escrow deposits	(2,473)	13,663
Investments in unconsolidated real estate joint ventures	(3,713)	(332)
Additions to non-real estate investments	(122,708)	(103,839)
Sales of and distributions from non-real estate investments	86,008	109,335
Net cash used in investing activities	$(1,468,479)	$(1,434,101)
Financing Activities:

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2024	2023
Borrowings under secured notes payable	$14,974	$32,550
Proceeds from issuance of unsecured senior notes payable	998,806	996,205
Borrowings under unsecured senior line of credit	—	375,000
Repayments of borrowings under unsecured senior line of credit	—	(375,000)
Proceeds from issuances under commercial paper program	5,006,950	1,705,000
Repayments of borrowings under commercial paper program	(4,906,950)	(1,705,000)
Payments of loan fees	(10,118)	(10,113)
Taxes paid related to net settlement of equity awards	(27,017)	(12,521)
Dividends on common stock	(443,958)	(418,477)
Contributions from and sales of noncontrolling interests	159,644	299,531
Distributions to and purchases of noncontrolling interests	(171,871)	(134,617)
Net cash provided by financing activities	620,460	752,558

Effect of foreign exchange rate changes on cash and cash equivalents	147	(185)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(94,918)	102,315
Cash, cash equivalents, and restricted cash as of the beginning of period	660,771	857,975
Cash, cash equivalents, and restricted cash as of the end of period	$565,853	$960,290

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$56,878	$4,030
Accrued construction for current-period additions to real estate	$402,923	$495,807
Contribution of assets from and issuance of noncontrolling interest to real estate joint venture partner	$103,547	$33,250
Reallocation of additional paid-in-capital to consolidated joint venture partner’s non- controlling interest	$30,185	$—
Transfer of real estate assets and/or equipment from tenants	$45,719	$—
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.ORGANIZATION AND BASIS OF PRESENTATION
Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® life science REIT, is the pioneer of the life science real estate niche since its founding in 1994. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative life science mega campuses in AAA innovation cluster locations, including Greater Boston, the San Francisco Bay Area, San Diego,
Seattle, Maryland, Research Triangle, and New York City. As of June 30, 2024, Alexandria has a total market capitalization of
$32.5 billion and an asset base in North America that includes 42.1 million RSF of operating properties and 5.3 million RSF of Class A/
A+ properties undergoing construction and one committed near-term project expected to commence construction in the next two years.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Voting model
If a legal entity fails to meet any of the three characteristics of a VIE (i.e., insufficiency of equity, existence of non-substantive voting rights, or lack of a controlling financial interest), we then evaluate such entity under the voting model. Under the voting model, we consolidate the entity if we determine that we, directly or indirectly, have greater than 50% of the voting shares (or own a majority of the limited partnership’s kick-out rights through voting interests), and that other equity holders do not have substantive participating rights.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
Revenues
The table below provides details of our consolidated total revenues for the three and six months ended June 30, 2024 and
2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$745,626	$695,019	$1,491,687	$1,372,441
Direct financing leases	662	650	1,321	1,298
Revenues subject to the lease accounting standard	746,288	695,669	1,493,008	1,373,739
Revenues subject to the revenue recognition accounting standard	8,874	8,670	17,705	18,549
Income from rentals	755,162	704,339	1,510,713	1,392,288
Other income	11,572	9,561	25,129	22,407
Total revenues	$766,734	$713,900	$1,535,842	$1,414,695
During the three and six months ended June 30, 2024, revenues that were subject to the lease accounting standard aggregated $746.3 million and $1.5 billion, respectively, and represented 97.3% and 97.2%, respectively, of our total revenues. During the three and six months ended June 30, 2023, revenues that were subject to the lease accounting standard aggregated $695.7 million and $1.4 billion, respectively, and represented 97.4% and 97.1%, respectively, of our total revenues. Our other income consisted primarily of management fees and interest income earned during each period presented. For a detailed discussion related to our revenue streams, refer to “Lease accounting” and “Recognition of revenue arising from contracts with customers” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
For each lease for which we determine that collectibility of future lease payments is not probable, we cease the recognition of income from rentals on a straight-line basis and limit the recognition of income to the lesser of payments collected from the lessee or lease income that would have been recognized on a straight-line basis. We do not resume straight-line recognition of income from rentals for these leases until we determine that the collectibility of future payments related to these leases is probable. We also record a general allowance related to the deferred rent balances that at the portfolio level (not the individual level) are not expected to be collected in full through the lease term. As of June 30, 2024 and December 31, 2023, our general allowance balance aggregated
$21.3 million and $21.4 million, respectively.
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
We evaluate our net investment in direct financing and sales-type leases for impairment under the current expected credit loss accounting standard. For more information, refer to “Allowance for credit losses” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the three and six months ended June 30, 2024 included $8.9 million and $17.7 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, as discussed in “Lessor accounting” in Note 2 – “Summary of significant accounting policies”, due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Allowance for credit losses
We are required to estimate and recognize lifetime expected losses, rather than incurred losses, for most of our financial assets measured at amortized cost and certain other instruments, including trade and other receivables (excluding receivables arising from operating leases), loans, held-to-maturity debt securities, net investments in leases arising from sales-type and direct financing leases, and off-balance-sheet credit exposures (e.g., loan commitments). The recognition of such expected losses, even if the expected risk of credit loss is remote, typically results in earlier recognition of credit losses. An assessment of the collectibility of operating lease payments and the recognition of an adjustment to lease income based on this assessment is governed by the lease accounting standard discussed in “Lease accounting” earlier in Note 2 — “Summary of significant accounting policies” to our unaudited consolidated financial statements.
At each reporting date, we reassess our credit loss allowances on the aggregate net investment of direct financing and sales-
type leases and our trade receivables. If necessary, we recognize a credit loss adjustment for our current estimate of expected credit losses, which is classified within rental operations in our consolidated statements of operations. Refer to Note 5 – “Leases” to our unaudited consolidated financial statements for additional details.
Income taxes
We are organized and operate as a REIT pursuant to the Internal Revenue Code (the “Code”). Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its stockholders annually (excluding net capital gains) and meets certain other conditions is not subject to federal income tax on its distributed taxable income, but could be subject to certain federal, foreign, state, and local taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, foreign, state, and local tax returns for our subsidiaries. We file with jurisdictions located in the U.S., Canada, and other international locations. Our tax returns are subject to routine examination in various jurisdictions for the
2018 through 2023 calendar years.
Employee and non-employee share-based payments
We have implemented an entity-wide accounting policy to account for forfeitures of share-based awards granted to employees and non-employees when they occur. As a result of this policy, we recognize expense on share-based awards with time-based vesting conditions without reductions for an estimate of forfeitures. This accounting policy only applies to service condition awards. For performance condition awards, we continue to assess the probability that such conditions will be achieved. Expenses related to forfeited awards are reversed as forfeitures occur. All nonforfeitable dividends paid on share-based payment awards are initially classified in retained earnings and reclassified to compensation cost only if forfeitures of the underlying awards occur. Our employee and non-
employee share-based awards are measured at fair value on the grant date and recognized over the recipient’s required service period.
Forward equity sales agreements
From time to time, we enter into forward equity sales agreements and account for them in accordance with the accounting guidance governing financial instruments and derivatives. Under the accounting guidance, our forward equity sales agreements are not deemed to be liabilities as they do not embody obligations to repurchase our shares, nor do they embody obligations to issue a variable number of shares for which the monetary value is predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluate whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. Our forward equity sales agreements are classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions preclude the agreements from being indexed to our own stock.
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
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
On November 27, 2023, the FASB issued an ASU that will require quarterly disclosure of segment expenses if they are (i)
significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”), and (iii) included in each reported measure of a segment’s profit or loss. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. Pursuant to this ASU, the footnotes to our consolidated financial statements may include incremental disclosures related to our single reportable segment. The compliance with this ASU will be required beginning with our annual report on Form 10-K for the year ending December 31, 2024, followed by interim disclosures in our quarterly reports on Form 10-Q thereafter, with early adoption permitted. We expect to adopt this
ASU for our annual report on Form 10-K for the year ending December 31, 2024.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Our consolidated investments in real estate, including real estate assets classified as held for sale as described in Note 15 –
“Assets classified as held for sale” to our unaudited consolidated financial statements, consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Rental properties:
Land (related to rental properties)	$4,375,145	$4,385,515
Buildings and building improvements	20,636,599	20,320,866
Other improvements	4,166,935	3,681,628
Rental properties	29,178,679	28,388,009
Development and redevelopment projects	8,952,574	8,226,309
Gross investments in real estate	38,131,253	36,614,318
Less: accumulated depreciation	(5,457,414)	(4,980,807)
Investments in real estate	$32,673,839	$31,633,511
Acquisitions
During the six months ended June 30, 2024, we completed acquisitions with purchase prices aggregating $201.8 million, primarily associated with the newly formed joint venture at 285, 299, 307, and 345 Dorchester Avenue in our Seaport Innovation District
submarket. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements for additional details.
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
Sales of real estate assets and impairment charges
Our completed dispositions of and sales of partial interests in real estate assets during the six months ended June 30, 2024 consisted of the following (dollars in thousands):

						Gain on Sales of Real Estate
Property	Submarket/Market	Date of Sale	Interest Sold	RSF	Sales Price
Dispositions of real estate:
99 A Street(1)	Seaport Innovation District/ Greater Boston	3/8/24	100%	235,000	$13,350	$—
Other					3,863	392
					$17,213	$392

(1)During the three months ended December 31, 2023, we recognized a real estate impairment charge of $36.1 million to reduce our investment to its current fair value less costs to sell. We completed the sale during the three months ended March 31, 2024.
In July 2024, we completed the disposition of one office building in our New York City submarket aggregating 349,947 RSF, which was classified as held for sale as of June 30, 2024, for a sales price of $60.0 million and recognized no gain or loss.
Impairment charges
In 2020 and 2022, we executed purchase agreements for two potential acquisitions in our Greater Boston market, which aggregated 1.4 million of future development RSF. The total purchase price aggregated $366.8 million, and we initially expected to close these acquisitions after 2024. Our intent for each site included the demolition of existing buildings upon expiration of the existing in-place leases and the development of life science properties. During the three months ended June 30, 2024, we decided to no longer proceed with these acquisitions as a result of the current macroeconomic environment that negatively impacted the financial outlooks for these projects. As a result, we recognized impairment charges aggregating $30.8 million, primarily consisting of the pre-acquisition costs related to these potential acquisitions.
3.INVESTMENTS IN REAL ESTATE

From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of June 30, 2024, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest(1)
Consolidated real estate joint ventures(2):
50 and 60 Binney Street	Greater Boston	Cambridge/Inner Suburbs	34.0%
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
100 and 225 Binney Street and 300 Third Street	Greater Boston	Cambridge/Inner Suburbs	30.0%
99 Coolidge Avenue	Greater Boston	Cambridge/Inner Suburbs	75.0%
15 Necco Street	Greater Boston	Seaport Innovation District	56.7%
285, 299, 307, and 345 Dorchester Avenue	Greater Boston	Seaport Innovation District	60.0%
Alexandria Center® for Science and Technology – Mission Bay(3)	San Francisco Bay Area	Mission Bay	25.0%
1450 Owens Street	San Francisco Bay Area	Mission Bay	26.3%	(4)
601, 611, 651, 681, 685, and 701 Gateway Boulevard	San Francisco Bay Area	South San Francisco	50.0%
751 Gateway Boulevard	San Francisco Bay Area	South San Francisco	51.0%
211 and 213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae	San Francisco Bay Area	South San Francisco	47.7%
3215 Merryfield Row	San Diego	Torrey Pines	30.0%
Campus Point by Alexandria(5)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	30.0%
SD Tech by Alexandria(6)	San Diego	Sorrento Mesa	50.0%
Pacific Technology Park	San Diego	Sorrento Mesa	50.0%
Summers Ridge Science Park(7)	San Diego	Sorrento Mesa	30.0%
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street	Seattle	Lake Union	30.0%
400 Dexter Avenue North	Seattle	Lake Union	30.0%
800 Mercer Street	Seattle	Lake Union	60.0%

Unconsolidated real estate joint ventures(2):
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
1401/1413 Research Boulevard	Maryland	Rockville	65.0%	(8)
1450 Research Boulevard	Maryland	Rockville	73.2%	(8)
101 West Dickman Street	Maryland	Beltsville	58.2%	(8)
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
(3)Includes 409 and 499 Illinois Street, 1500 and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(4)During the six months ended June 30, 2024, our equity ownership decreased from 40.6% to 26.3% based on continued funding of construction costs by our joint venture partner and a reallocation of equity to our joint venture partner of $30.2 million from us. The noncontrolling interest share of our joint venture partner is anticipated to increase to 75% and ours to decrease to 25% as our partner contributes additional equity to fund the construction of the project.
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
4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES

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
4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)

Formation of consolidated real estate joint ventures
We evaluated each of our real estate joint ventures described below under the consolidation framework outlined above and further detailed in “Consolidation” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
Refer to “Consolidation” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information. For a summary of our completed dispositions of and sales of partial interests in real estate assets during the six months ended June 30, 2024, refer to “Sales of real estate assets and impairment charges” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements.
285, 299, 307, and 345 Dorchester Avenue
During the three months ended March 31, 2024, we formed real estate joint ventures to develop a life science mega campus.
We contributed $155.3 million to these real estate joint ventures, and our partner’s share of contributed real estate assets aggregated
$103.5 million. As of March 31, 2024, these joint ventures owned four land parcels at 285, 299, 307, and 345 Dorchester Avenue in our
Seaport Innovation District submarket, with future development opportunities aggregating 1.0 million SF. We determined that we have control over these real estate joint ventures, and we therefore consolidate the joint ventures.
As of June 30, 2024, we have a 60% ownership interest in the joint ventures.
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
The table below aggregates the balance sheet information of our consolidated VIEs as of June 30, 2024 and December 31,
2023 (in thousands):

	June 30, 2024	December 31, 2023
Investments in real estate	$8,635,462	$8,032,315
Cash and cash equivalents	277,985	306,475
Other assets	791,836	728,390
Total assets	$9,705,283	$9,067,180

Secured notes payable	$134,323	$119,042
Other liabilities	636,200	608,665
Mandatorily redeemable noncontrolling interest	—	35,250
Total liabilities	770,523	762,957
Redeemable noncontrolling interests	6,828	6,868
Alexandria Real Estate Equities, Inc.’s share of equity	4,536,126	4,162,017
Noncontrolling interests’ share of equity	4,391,806	4,135,338
Total liabilities and equity	$9,705,283	$9,067,180
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
4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)

Unconsolidated real estate joint ventures
Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE, except for our 1450 Research
Boulevard and 101 West Dickman Street unconsolidated real estate joint ventures in which we guarantee up to $6.7 million of the outstanding balance related to each VIE’s secured loan. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method and classified in investments in unconsolidated real estate joint ventures in our consolidated balance sheets, consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

Property	June 30, 2024	December 31, 2023
1655 and 1725 Third Street	$11,161	$11,718
1450 Research Boulevard	9,129	6,041
101 West Dickman Street	9,703	9,290
Other	10,542	10,731
	$40,535	$37,780
The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of June 30,
2024 (dollars in thousands):

				Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture	Maturity Date	Stated Rate			Aggregate Commitment	Debt Balance(2)
1401/1413 Research Boulevard	12/23/24	2.70%		3.31%	$28,500	$28,417	65.0%
1655 and 1725 Third Street(3)	3/10/25	4.50%		4.57%	600,000	599,718	10.0%
101 West Dickman Street	11/10/26	SOFR+1.95%	(4)	7.39%	26,750	18,558	58.2%
1450 Research Boulevard	12/10/26	SOFR+1.95%	(4)	7.45%	13,000	8,598	73.2%
					$668,250	$655,291
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of June 30, 2024.
(3)The unconsolidated joint venture is early in the process of working with prospective lenders to refinance this secured non-recourse loan. In the event that all or a portion of the debt cannot be refinanced, we may consider contributing additional equity into this unconsolidated joint venture.
(4)This loan is subject to a fixed SOFR floor of 0.75%.
4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)

Refer to “Lease accounting” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for information about lease accounting standards that set principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors).
Leases in which we are the lessor
As of June 30, 2024, we had 408 properties aggregating 42.1 million operating RSF in key cluster locations, including Greater
Boston, the San Francisco Bay Area, San Diego, Seattle, Maryland, Research Triangle, and New York City. We primarily focus on developing Class A/A+ properties in AAA innovation cluster locations that offer the scale and strategic design integral to our mega campus strategy. Strategically located near top academic medical institutions and equipped with curated amenities, services, and transit access, our mega campuses are designed to support our tenants in attracting and retaining top talent, which we believe is a key driver of tenant demand for our properties.
As of June 30, 2024, all leases in which we are the lessor were classified as operating leases, with the exception of one direct financing lease. Our leases are described below.
Operating leases
As of June 30, 2024, our 408 properties were subject to operating lease agreements. Two of these properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 68.4 years. Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notification and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise. Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of June 30, 2024 are outlined in the table below (in thousands):

Year	Amount
2024	$973,926
2025	1,911,248
2026	1,852,109
2027	1,769,872
2028	1,631,328
Thereafter	11,045,840
Total	$19,184,323
Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.
Direct financing lease
As of June 30, 2024, we had one direct financing lease agreement, with a net investment balance of $40.5 million, for a parking structure with a remaining lease term of 68.4 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.
The components of our aggregate net investment in our direct financing lease as of June 30, 2024 and December 31, 2023 are summarized in the table below (in thousands):

	June 30, 2024	December 31, 2023
Gross investment in direct financing lease	$252,368	$253,324
Less: unearned income on direct financing lease	(209,067)	(210,388)
Less: allowance for credit losses	(2,839)	(2,839)
Net investment in direct financing lease	$40,462	$40,097
As of June 30, 2024, our estimated credit loss related to our direct financing lease was $2.8 million. No adjustment to the estimated credit loss balance was required during the six months ended June 30, 2024. For further details, refer to “Allowance for credit losses” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
5.LEASES

Future lease payments to be received under the terms of our direct financing lease as of June 30, 2024 are outlined in the table below (in thousands):

Year	Total
2024	$963
2025	1,976
2026	2,036
2027	2,097
2028	2,160
Thereafter	243,136
Total	$252,368
Income from rentals
Our income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$745,626	$695,019	$1,491,687	$1,372,441
Direct financing leases	662	650	1,321	1,298
Revenues subject to the lease accounting standard	746,288	695,669	1,493,008	1,373,739
Revenues subject to the revenue recognition accounting standard	8,874	8,670	17,705	18,549
Income from rentals	$755,162	$704,339	$1,510,713	$1,392,288
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
Residual value risk management strategy
Our leases do not have guarantees of residual value on the underlying assets. We manage risk associated with the residual value of our leased assets by (i) evaluating each potential acquisition of real estate to determine whether it meets our business objective to invest primarily in high-demand markets, (ii) directly managing our leased properties, conducting frequent property inspections, proactively addressing potential maintenance issues before they arise, and/or timely resolving any occurring issues, and
(iii) carefully selecting our tenants and monitoring their credit quality throughout their respective lease terms.
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
5.LEASES (continued)

As of June 30, 2024, the present value of the remaining contractual payments aggregating $837.1 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $379.2 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $510.1 million. As of June 30, 2024, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 41 years, including extension options that we are reasonably certain to exercise, and the weighted-average discount rate was 4.6%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.
Ground lease obligations as of June 30, 2024 included leases for 36 of our properties, which accounted for approximately 9%
of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $5.8 million as of June 30, 2024, our ground lease obligations have remaining lease terms ranging from approximately 30 to 98 years, including extension options that we are reasonably certain to exercise.
The reconciliation of future lease payments under noncancelable operating leases in which we are the lessee to the operating lease liability reflected in our unaudited consolidated balance sheet as of June 30, 2024 is presented in the table below (in thousands):

Year	Total
2024	$10,819
2025	22,671
2026	22,865
2027	21,946
2028	21,614
Thereafter	737,191
Total future payments under our operating leases in which we are the lessee	837,106
Effect of discounting	(457,883)
Operating lease liability	$379,223
Lessee operating costs
Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Our operating lease obligations related to our office leases have remaining terms of up to 12 years, exclusive of extension options. For the three and six months ended June 30, 2024 and 2023, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Gross operating lease costs	$9,930	$11,815	$19,141	$21,272
Capitalized lease costs	(518)	(3,297)	(1,046)	(4,218)
Expenses for operating leases in which we are the lessee	$9,412	$8,518	$18,095	$17,054
For the six months ended June 30, 2024 and 2023, amounts paid and classified as operating activities in our unaudited consolidated statements of cash flows for leases in which we are the lessee aggregated $16.4 million and $18.0 million, respectively.
5.LEASES (continued)

Cash, cash equivalents, and restricted cash consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$561,021	$618,190
Restricted cash:
Funds held in escrow for real estate acquisitions	—	37,434
Other	4,832	5,147
	4,832	42,581
Total	$565,853	$660,771
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
As of June 30, 2024, we had 10 investments in limited partnerships maintaining specific ownership accounts for each investor, which were accounted for under the equity method. These investments aggregated $139.3 million. Our ownership interest in each of these 10 investments was greater than 5%.
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
6. CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

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
Funding commitments to investments in privately held entities that report NAV
We are committed to funding approximately $402.0 million for our investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 12 years with a weighted-average expiration of 8.3 years as of June 30,
2024. These investments are not redeemable by us, but we may receive distributions from these investments throughout their terms.
Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-
average remaining term during which these investments are expected to be liquidated was 5.4 years as of June 30, 2024.
7.INVESTMENTS (continued)

The following tables summarize our investments as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$201,321	$42,052	$(90,182)	$153,191
Entities that report NAV	510,335	162,559	(33,254)	639,640
Entities that do not report NAV:
Entities with observable price changes	94,509	79,609	(1,007)	173,111
Entities without observable price changes	389,124	—	—	389,124
Investments accounted for under the equity method	N/A	N/A	N/A	139,282
Total investments	$1,195,289	$284,220	$(124,443)	$1,494,348

	December 31, 2023
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$203,467	$50,377	$(94,278)	$159,566
Entities that report NAV	507,059	192,468	(27,995)	671,532
Entities that do not report NAV:
Entities with observable price changes	97,892	77,600	(1,224)	174,268
Entities without observable price changes	368,654	—	—	368,654
Investments accounted for under the equity method	N/A	N/A	N/A	75,498
Total investments	$1,177,072	$320,445	$(123,497)	$1,449,518
Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of June 30, 2024 aggregated to a loss of $59.6 million, which consisted of upward adjustments aggregating $79.6 million, downward adjustments aggregating $1.0 million, and impairments aggregating $138.2 million.
Our investment income (loss) for the three and six months ended June 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2024		2023	2024		2023
Realized gains (losses)	$20,578	(1)	$(371)	$34,704	(1)	$20,373
Unrealized losses	(64,238)		(77,897)	(35,080)		(143,752)
Investment loss	$(43,660)		$(78,268)	$(376)		$(123,379)

(1)Consists of realized gains of $33.4 million and $62.2 million, partially offset by impairment charges of $12.8 million and $27.5 million during the three and six months ended June 30, 2024, respectively.
During the six months ended June 30, 2024, gains and losses on investments in privately held entities that do not report NAV still held as of June 30, 2024 aggregated to a loss of $13.7 million, which consisted of upward adjustments aggregating $15.7 million and downward adjustments and impairments aggregating $29.4 million.
During the six months ended June 30, 2023, gains and losses on investments in privately held entities that do not report NAV still held as of June 30, 2023 aggregated to a loss of $23.3 million, which consisted of upward adjustments aggregating $3.8 million and downward adjustments and impairments aggregating $27.1 million.
Unrealized gains or losses related to investments still held (excluding investments accounted for under the equity method) as of June 30, 2024 and 2023 aggregated to losses of $1.8 million and $47.6 million during the six months ended June 30, 2024 and 2023, respectively.
Our investment loss of $0.4 million for the six months ended June 30, 2024 also included $0.7 million of equity in losses of our equity method investments.
Refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.
7.INVESTMENTS (continued)

The following table summarizes the components of other assets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Acquired in-place leases	$398,033	$461,613
Deferred compensation plan	46,223	40,365
Deferred financing costs – unsecured senior line of credit	27,113	30,897
Deposits	28,221	25,863
Furniture, fixtures, and equipment	32,775	26,560
Net investment in direct financing lease	40,462	40,097
Notes receivable	16,975	15,841
Operating lease right-of-use assets	510,075	516,452
Other assets	92,515	88,453
Prepaid expenses	21,042	30,969
Property, plant, and equipment	143,069	144,784
Total	$1,356,503	$1,421,894
9.FAIR VALUE MEASUREMENTS
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
Assets and liabilities measured at fair value on a recurring basis
The following table sets forth the assets that we measure at fair value on a recurring basis by level in the fair value hierarchy
(in thousands). There were no liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023. There were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the six months ended June 30, 2024.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in publicly traded companies:
As of June 30, 2024	$153,191	$153,191	$—	$—
As of December 31, 2023	$159,566	$159,566	$—	$—
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
8. OTHER ASSETS

Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of June 30, 2024 and
December 31, 2023, the carrying values of investments in privately held entities that report NAV aggregated $639.6 million and
$671.5 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standards. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report
NAV generally does not involve significant estimates, assumptions, or judgments.
Assets and liabilities measured at fair value on a nonrecurring basis
The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023 (in thousands).

			Fair Value Measurement Using
Description	Carrying Amount		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Real estate assets held for sale with carrying values adjusted to fair value less costs to sell:
As of June 30, 2024	$104,765	(1)	$—	$—		$104,765	(2)
As of December 31, 2023	$133,885	(1)	$—	$—		$133,885	(2)
Investments in privately held entities that do not report NAV:
As of June 30, 2024	$194,165		$—	$173,111	(3)	$21,054	(4)
As of December 31, 2023	$188,689		$—	$174,268	(3)	$14,421	(4)
(1)These amounts are included in the total balances of our net assets classified as held for sale aggregating $136.3 million and $191.4 million as of June 30, 2024 and
December 31, 2023, respectively, disclosed in Note 15 – “Assets classified as held for sale,” and represent assets held for sale as of June 30, 2024 and December 31,
2023, respectively, for which impairments were recognized. Refer to Note 3 – “Investments in real estate” and Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements for additional information.
(2)Represent aggregate carrying amounts of assets held for sale after adjustments to their respective fair values less costs to sell based on executed purchase and sale agreements, letters of intent, or valuations provided by third-party real estate brokers.
(3)These amounts represent the total carrying amounts of our equity investments in privately held entities with observable price changes, which are included in the investments balances of $1.5 billion and $1.4 billion, respectively, in our unaudited consolidated balance sheets as of June 30, 2024 and December 31, 2023, respectively, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements.
(4)These amounts are included in the investments in privately held entities without observable price changes balances aggregating $389.1 million and $368.7 million as of
June 30, 2024 and December 31, 2023, respectively, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements. The aforementioned balances represent the carrying amounts of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described in “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
Real estate assets classified as held for sale measured at fair value less costs to sell
Our real estate assets classified as held for sale and measured at fair value less costs to sell are presented in the table above.
These properties are subsets of our total real estate assets classified as held for sale as of June 30, 2024 and December 31, 2023, respectively. The fair values for these real estate assets were estimated based on executed purchase and sale agreements, letters of intent, or valuations provided by third-party real estate brokers. Refer to “Investments in real estate” in Note 2 – “Summary of significant accounting policies” and Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements for additional information.
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
9.FAIR VALUE MEASUREMENTS (continued)

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
As of June 30, 2024 and December 31, 2023, the book and estimated fair values of our secured notes payable and unsecured senior notes payable and the amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	June 30, 2024
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$134,942	$—	$134,422	$—	$134,422
Unsecured senior notes payable	$12,089,561	$—	$10,344,795	$—	$10,344,795
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$199,552	$—	$199,926	$—	$199,926

	December 31, 2023
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$119,662	$—	$118,660	$—	$118,660
Unsecured senior notes payable	$11,096,028	$—	$9,708,930	$—	$9,708,930
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$99,952	$—	$99,915	$—	$99,915
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, deposits, notes receivable, accounts payable, accrued expenses, and other short-term liabilities approximate their fair value.
9.FAIR VALUE MEASUREMENTS (continued)

The following table summarizes our outstanding indebtedness and respective principal payments remaining as of June 30, 2024 (dollars in thousands):

	Stated Rate	Interest Rate(1)		Maturity Date(2)		Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount)/ Premium
Debt						2024	2025	2026	2027	2028	Thereafter	Principal		Total
Secured notes payable
Greater Boston(3)	SOFR+2.70%	8.14%		11/19/26		$—	$—	$134,648	$—	$—	$—	$134,648	$(325)	$134,323
San Francisco Bay Area	6.50%	6.50		7/1/36		32	34	36	38	41	438	619	—	619
Secured debt weighted-average interest rate/ subtotal		8.13				32	34	134,684	38	41	438	135,267	(325)	134,942

Unsecured senior line of credit and commercial paper program(4)	(4)	5.57	(4)	1/22/28	(4)	—	—	—	—	200,000	—	200,000	(448)	199,552
Unsecured senior notes payable	3.45%	3.62		4/30/25		—	600,000	—	—	—	—	600,000	(739)	599,261
Unsecured senior notes payable	4.30%	4.50		1/15/26		—	—	300,000	—	—	—	300,000	(778)	299,222
Unsecured senior notes payable	3.80%	3.96		4/15/26		—	—	350,000	—	—	—	350,000	(899)	349,101
Unsecured senior notes payable	3.95%	4.13		1/15/27		—	—	—	350,000	—	—	350,000	(1,321)	348,679
Unsecured senior notes payable	3.95%	4.07		1/15/28		—	—	—	—	425,000	—	425,000	(1,523)	423,477
Unsecured senior notes payable	4.50%	4.60		7/30/29		—	—	—	—	—	300,000	300,000	(1,138)	298,862
Unsecured senior notes payable	2.75%	2.87		12/15/29		—	—	—	—	—	400,000	400,000	(2,269)	397,731
Unsecured senior notes payable	4.70%	4.81		7/1/30		—	—	—	—	—	450,000	450,000	(2,241)	447,759
Unsecured senior notes payable	4.90%	5.05		12/15/30		—	—	—	—	—	700,000	700,000	(5,121)	694,879
Unsecured senior notes payable	3.375%	3.48		8/15/31		—	—	—	—	—	750,000	750,000	(4,669)	745,331
Unsecured senior notes payable	2.00%	2.12		5/18/32		—	—	—	—	—	900,000	900,000	(7,428)	892,572
Unsecured senior notes payable	1.875%	1.97		2/1/33		—	—	—	—	—	1,000,000	1,000,000	(7,543)	992,457
Unsecured senior notes payable	2.95%	3.07		3/15/34		—	—	—	—	—	800,000	800,000	(7,613)	792,387
Unsecured senior notes payable	4.75%	4.88		4/15/35		—	—	—	—	—	500,000	500,000	(5,185)	494,815
Unsecured senior notes payable	5.25%	5.38		5/15/36		—	—	—	—	—	400,000	400,000	(4,280)	395,720
Unsecured senior notes payable	4.85%	4.93		4/15/49		—	—	—	—	—	300,000	300,000	(2,929)	297,071
Unsecured senior notes payable	4.00%	3.91		2/1/50		—	—	—	—	—	700,000	700,000	10,049	710,049
Unsecured senior notes payable	3.00%	3.08		5/18/51		—	—	—	—	—	850,000	850,000	(11,417)	838,583
Unsecured senior notes payable	3.55%	3.63		3/15/52		—	—	—	—	—	1,000,000	1,000,000	(13,892)	986,108
Unsecured senior notes payable	5.15%	5.26		4/15/53		—	—	—	—	—	500,000	500,000	(7,702)	492,298
Unsecured senior notes payable	5.625%	5.71		5/15/54		—	—	—	—	—	600,000	600,000	(6,801)	593,199
Unsecured debt weighted-average interest rate/ subtotal		3.84				—	600,000	650,000	350,000	625,000	10,150,000	12,375,000	(85,887)	12,289,113
Weighted-average interest rate/total		3.89%				$32	$600,034	$784,684	$350,038	$625,041	$10,150,438	$12,510,267	$(86,212)	$12,424,055

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Represents a secured construction loan held by our consolidated real estate joint venture for 99 Coolidge Avenue, of which we own a 75.0% interest. As of June 30, 2024, this joint venture has $60.7 million available under existing lender commitments. The interest rate shall be reduced from SOFR+2.70% to SOFR+2.10% over time upon the completion of certain leasing, construction, and financial covenant milestones.
(4)Refer to “$5.0 billion unsecured senior line of credit” and “$2.5 billion commercial paper program” on the following page. In July 2024, we executed an agreement with the lender group to amend and restate our unsecured senior line of credit to, among other changes, extend the maturity date from January 22, 2028 to January 22, 2030, including extension options that we control. We expect that the amendment and restatement will become effective in September 2024 upon the satisfaction of certain conditions.
10.SECURED AND UNSECURED SENIOR DEBT

The following table summarizes our secured and unsecured senior debt and amounts outstanding under our unsecured senior line of credit and commercial paper program as of June 30, 2024 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt				Weighted-Average
						Interest		Remaining Term (in years)
			Total		Percentage	Rate(1)
Secured notes payable	$619	$134,323	$134,942		1.1%	8.13%		2.4
Unsecured senior notes payable	12,089,561	—	12,089,561		97.3	3.81		13.3
Unsecured senior line of credit and commercial paper program	—	199,552	199,552	(2)	1.6	5.57	(2)	3.6	(3)
Total/weighted average	$12,090,180	$333,875	$12,424,055		100.0%	3.89%		13.0	(3)
Percentage of total debt	97.3%	2.7%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)As of June 30, 2024, we had no outstanding balance on our unsecured senior line of credit and $199.6 million of commercial paper notes outstanding with a weighted-
average interest rate of 5.57%.
(3)We calculate the weighted-average remaining term of our commercial paper notes by using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper notes, the consolidated weighted-average maturity of our debt is 13.0 years. The commercial paper notes sold during the six months ended June 30, 2024 were issued at a weighted-average yield to maturity of 5.59% and had a weighted-average maturity term of 16 days.
Unsecured senior notes payable
In February 2024, we issued $1.0 billion of unsecured senior notes payable with a weighted-average interest rate of 5.48%
and a weighted-average maturity of 23.1 years. The unsecured senior notes consisted of $400.0 million of 5.25% unsecured senior notes due 2036 and $600.0 million of 5.625% unsecured senior notes due 2054.
$5.0 billion unsecured senior line of credit
As of June 30, 2024, our unsecured senior line of credit had aggregate commitments of $5.0 billion and bore an interest rate of
SOFR plus 0.855%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.145%
based on the aggregate commitments outstanding. Based upon our ability to achieve certain annual sustainability metrics, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.
Based on certain sustainability metrics achieved in accordance with the terms of our unsecured senior line of credit agreement, the borrowing rate was reduced for a one-year period by two basis points to SOFR plus 0.855%, from SOFR plus 0.875%, and the facility fee was reduced by 0.5 basis point to 0.145% from 0.15%. As of June 30, 2024, we had no outstanding balance on our unsecured line of credit.
In July 2024, we executed an agreement with the lender group to amend and restate our unsecured senior line of credit to, among other changes, extend the maturity date from January 22, 2028 to January 22, 2030, including extension options that we control.
We expect that the amendment and restatement will become effective in September 2024 upon the satisfaction of certain conditions.
$2.5 billion commercial paper program
Our commercial paper program provides us with the ability to issue up to $2.5 billion of commercial paper notes that bear interest at short-term fixed rates with a maturity of generally 30 days or less and a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding notes issued under our commercial paper program. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. During the six months ended June 30, 2024, the commercial paper notes were issued at a weighted-average yield to maturity of 5.59% and had a weighted-average maturity term of 16 days. As of June 30,
2024, the outstanding balance under our commercial paper program was $199.6 million with a weighted-average interest rate of 5.57%.
10.SECURED AND UNSECURED SENIOR DEBT (continued)

Interest expense
The following table summarizes interest expense for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Interest incurred	$126,828	$108,746	$249,508	$209,570
Capitalized interest	(81,039)	(91,674)	(162,879)	(178,744)
Interest expense	$45,789	$17,072	$86,629	$30,826
11. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES
The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of June 30,
2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable and accrued expenses	$434,668	$524,439
Accrued construction	612,663	606,333
Acquired below-market leases	267,137	322,040
Conditional asset retirement obligations	55,709	53,083
Deferred rent liabilities	12,223	15,183
Operating lease liability	379,223	382,883
Unearned rent and tenant security deposits	583,625	548,529
Other liabilities	184,287	158,453
Total	$2,529,535	$2,610,943
As of June 30, 2024 and December 31, 2023, our conditional asset retirement obligations liability primarily consisted of the soil and groundwater remediation liabilities associated with certain of our properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, requires remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys; subsurface sampling; and other testing. We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos)
when the fair value of the liability can be reasonably estimated. In addition, environmental laws and regulations subject our tenants, and potentially us, to liability that may result from our tenants’ routine handling of hazardous substances and wastes as part of their operations at our properties. These assessments and investigations of our properties have not to date revealed any additional environmental liability we believe would have a material adverse effect on our business and financial statements or that would require additional disclosures or recognition in our consolidated financial statements.
10.SECURED AND UNSECURED SENIOR DEBT (continued)

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
The table below reconciles the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$94,049	$133,705	$313,225	$255,398
Net income attributable to noncontrolling interests	(47,347)	(43,768)	(95,978)	(87,599)
Net income attributable to unvested restricted stock awards	(3,785)	(2,677)	(7,444)	(5,283)
Numerator for basic and diluted EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$42,917	$87,260	$209,803	$162,516

Denominator for basic EPS – weighted-average shares of common stock outstanding	172,013	170,864	171,981	170,824
Dilutive effect of forward equity sales agreements	—	—	—	—
Denominator for diluted EPS – weighted-average shares of common stock outstanding	172,013	170,864	171,981	170,824
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.25	$0.51	$1.22	$0.95
Diluted	$0.25	$0.51	$1.22	$0.95
12.EARNINGS PER SHARE

Common equity transactions
In February 2024, we entered into a new ATM common stock offering program that allows us to sell up to an aggregate of
$1.5 billion of our common stock.
During the three months ended June 30, 2024, we entered into new forward equity sales agreements aggregating
$27.8 million to sell 230 thousand shares of common stock under our ATM program at an average price of $122.32 (before underwriting discounts). As of June 30, 2024, none of these agreements were settled.
As of June 30, 2024, the remaining aggregate amount available under our ATM program for future sales of common stock was
$1.47 billion.
Dividends
During the three months ended March 31, 2024, we declared cash dividends on our common stock aggregating $222.1 million, or $1.27 per share. In April 2024, we paid the cash dividends on our common stock declared for the three months ended March 31,
2024.
During the three months ended June 30, 2024, we declared cash dividends on our common stock aggregating $227.4 million, or $1.30 per share. In July 2024, we paid the cash dividends on our common stock declared for the three months ended June 30, 2024.
Accumulated other comprehensive loss
The change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the six months ended June 30, 2024 was entirely due to net unrealized losses of $11.8 million on foreign currency translation related to our operations primarily in Canada.
Common stock, preferred stock, and excess stock authorizations
Our charter authorizes the issuance of 400.0 million shares of common stock, of which 172.0 million shares were issued and outstanding as of June 30, 2024. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of June 30, 2024. In addition, 200.0 million shares of “excess stock” (as defined in our charter)
are authorized, none of which were issued and outstanding as of June 30, 2024.
14.NONCONTROLLING INTERESTS
Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. As of
June 30, 2024, these entities owned 68 properties, which are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the six months ended June 30, 2024 and 2023, we distributed $119.9 million and $134.6 million, respectively, to our consolidated real estate joint venture partners.
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
13.STOCKHOLDERS’ EQUITY

As of June 30, 2024, we had five properties aggregating 808,692 RSF that were classified as held for sale in our consolidated financial statements.
The disposal of properties classified as held for sale does not represent a strategic shift that has (or will have) a major effect on our operations or financial results and therefore does not meet the criteria for classification as a discontinued operation. We cease depreciation of our properties upon their classification as held for sale.
The following is a summary of net assets as of June 30, 2024 and December 31, 2023 for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	June 30, 2024	December 31, 2023
Total assets	$137,370	$194,223
Total liabilities	(3,386)	(4,750)
Total accumulated other comprehensive income	2,306	1,960
Net assets classified as held for sale	$136,290	$191,433
For additional information, refer to “Real estate sales” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
16.SUBSEQUENT EVENTS
Alexandria Technology Square® ground lease amendment
In July 2024, we executed an amendment to our existing ground lease agreement at the Alexandria Technology Square® mega campus aggregating 1.2 million RSF in our Cambridge submarket to extend the term by 24 years from January 1, 2065 to
December 31, 2088. The amendment requires that we prepay our entire rent obligation for the extended lease term aggregating
$270.0 million in two equal installments during the fourth quarter of 2024 and the first quarter of 2025. This amount will be amortized on a straight-line basis over the remaining lease term from July 2024 through December 2088, and the amended operating lease will result in an incremental annual rent expense of approximately $3.6 million.
Alexandria Technology Square® is a foundational mega campus in the heart of the global life science ecosystem in Cambridge and is the Greater Boston base of operations of key strategic long-tenured tenants such as Novartis AG, GlaxoSmithKline plc,
Massachusetts Institute of Technology, and Mass General Brigham. Securing this ground lease through December 2088 significantly enhances the long-term value of our investment in this critical mega campus.
Unsecured senior line of credit amendment
In July 2024, we executed an agreement with the lender group to amend and restate our unsecured senior line of credit to, among other changes, extend the maturity date from January 22, 2028 to January 22, 2030, including extension options that we control.
We expect that the amendment and restatement will become effective in September 2024 upon the satisfaction of certain conditions.
15.ASSETS CLASSIFIED AS HELD FOR SALE

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
•Operating factors, such as a failure to operate our business successfully in comparison to market expectations or in comparison to our competitors, our inability to obtain capital when desired or refinance debt maturities when desired, and/
or a failure to maintain our status as a REIT for federal tax purposes;
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

Overview
We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® company, is a best-in-class, mission-driven life science
REIT making a positive and lasting impact on the world. As the pioneer of the life science real estate niche with our founding in 1994,
Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative life science mega campuses in AAA innovation cluster locations, including Greater Boston, the San Francisco Bay Area, San Diego, Seattle, Maryland, Research Triangle,
and New York City. As of June 30, 2024, Alexandria has a total market capitalization of $32.5 billion and an asset base in North America that includes 42.1 million RSF of operating properties and 5.3 million RSF of Class A/A+ properties undergoing construction and one committed near-term project expected to commence construction in the next two years. Alexandria has a longstanding and proven track record of developing Class A/A+ properties clustered in life science mega campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science companies through our venture capital platform. We believe our unique business model and diligent underwriting ensure a high-quality and diverse tenant base that results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.
As of June 30, 2024:
•Investment-grade or publicly traded large cap tenants represented 53% of our annual rental revenue;
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
Our primary business objective is to maximize long-term asset value and stockholder returns based on a multifaceted platform of internal and external growth. A key element of our strategy is our unique focus on Class A/A+ properties located in collaborative life science mega campuses in AAA innovation clusters. Our mega campuses are designed for scalability, offering our tenants a clear path for growth, including through our future developments and redevelopments. Strategically located near top academic medical institutions and equipped with curated amenities, services, and transit access, our mega campuses are designed to support our tenants in attracting and retaining top talent, which we believe is a key driver of tenant demand for our properties. Our strategy also includes drawing upon our deep and broad real estate and life science relationships in order to identify and attract new and leading tenants and to source additional value-creation real estate.
Executive summary
Operating results

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income attributable to Alexandria’s common stockholders – diluted:
In millions	$42.9	$87.3	$209.8	$162.5
Per share	$0.25	$0.51	$1.22	$0.95
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$405.5	$382.4	$809.4	$756.1
Per share	$2.36	$2.24	$4.71	$4.43
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

(As of June 30, 2024, unless stated otherwise)
Percentage of annual rental revenue in effect from mega campuses	74%
Percentage of annual rental revenue in effect from investment-grade or publicly traded large cap tenants	53%

Sustained strength in tenant collections:
Tenant receivables as a percentage of rental revenues for the three months ended June 30, 2024	0.9%
July 2024 tenant rents and receivables collected as of the date of this report	99.7%
Tenant rents and receivables for the three months ended June 30, 2024 collected as of the date of this report	99.9%

Occupancy of operating properties in North America	94.6%
Adjusted EBITDA margin for the three months ended June 30, 2024	72%
Percentage of leases containing annual rent escalations	96%

Weighted-average remaining lease term:
Top 20 tenants	9.4	years
All tenants	7.4	years
Strong leasing volume and solid rental rate increases
•Strong leasing volume aggregating 1.1 million RSF for the three months ended June 30, 2024.
•Solid rental rate increases of 7.4% and 3.7% (cash basis) for the three months ended June 30, 2024 and 26.2% and 15.0%
(cash basis) for the six months ended June 30, 2024.
•79% of our leasing activity during the last twelve months was generated from our existing tenant base.

	June 30, 2024
	Three Months Ended	Six Months Ended
Total leasing activity – RSF	1,114,001	2,256,858
Leasing of development and redevelopment space – RSF	340,989	441,221
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	589,650	1,584,420
Rental rate increase	7.4%	26.2%
Rental rate increase (cash basis)	3.7%	15.0%

Continued solid net operating income and internal growth
•Total revenue growth
•$766.7 million, up 7.4%, for the three months ended June 30, 2024, compared to $713.9 million for the three months ended June 30, 2023.
•$1.5 billion, up 8.6%, for the six months ended June 30, 2024, compared to $1.4 billion for the six months ended June 30,
2023.
•Net operating income (cash basis) of $1.9 billion for the three months ended June 30, 2024 annualized, increased by
$122.7 million, or 6.9%, compared to the three months ended June 30, 2023 annualized. Refer to “Net operating income, net operating income (cash basis), and operating margin” under “Definitions and reconciliations” in Item 2 for a reconciliation of our net income to net operating income (cash basis).
•Same property net operating income growth
•1.5% and 3.9% (cash basis) for the three months ended June 30, 2024, compared to the three months ended June 30,
2023.
•1.1% and 3.7% (cash basis) for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
•96% of our leases contain contractual annual rent escalations approximating 3%.

Strong and flexible balance sheet with significant liquidity; top 10% credit rating ranking among all publicly traded U.S. REITs
•As of June 30, 2024, our credit ratings from S&P Global Ratings and Moody’s Investors Service were BBB+ and Baa1, respectively, which rank in the top 10% among all publicly traded U.S. REITs.
•Net debt and preferred stock to Adjusted EBITDA of 5.4x and fixed-charge coverage ratio of 4.5x for the three months ended
June 30, 2024 annualized.
•Significant liquidity of $5.6 billion.
•32% of our total debt matures in 2049 and beyond.
•13.0 years weighted-average remaining term of debt.
•97.3% of our debt has a fixed rate.
•Total debt and preferred stock to gross assets of 29%.
•$1.1 billion of expected capital contribution commitments from existing consolidated real estate joint venture partners to fund construction from July 1, 2024 through 2027.
Consistent dividend strategy with a focus on retaining significant net cash flows from operating activities after dividends for reinvestment
•Common stock dividend declared for the three months ended June 30, 2024 of $1.30 per common share aggregating $5.08 per common share for the twelve months ended June 30, 2024, up 24 cents, or 5%, over the twelve months ended June 30,
2023.
•Dividend yield of 4.4% as of June 30, 2024.
•Dividend payout ratio of 55% for the three months ended June 30, 2024.
•Average annual dividend per-share growth of 5% from 2020 through the three months ended June 30, 2024 annualized.
•Significant net cash flows from operating activities after dividends retained for reinvestment aggregating $2.1 billion for the years ended December 31, 2020 through 2023 and including the midpoint of our 2024 guidance range for net cash provided by operating activities after dividends.
Ongoing execution of Alexandria’s 2024 capital strategy
We expect to continue pursuing our strategy to fund a significant portion of our capital requirements for the year ending
December 31, 2024 with dispositions and sales of partial interests and are actively pursuing several dispositions and partial interest sale opportunities.

(in millions)
Completed dispositions of 100% interest in properties not integral to our mega campus strategy	$77	(1)
Pending transactions subject to letters of intent or purchase and sale agreement negotiations	807
Forward equity sales agreements expected to be settled in 2024	27
	911
Additional targeted dispositions, sales of partial interests, and common equity	639
2024 guidance midpoint for dispositions, sales of partial interests, and common equity	$1,550
(1)Refer to “Dispositions and sales of partial interests” in Item 2 for additional details.
Strong balance sheet management
Key capital metrics as of or for the three months ended June 30, 2024

	June 30, 2024		Target for Fourth Quarter of 2024 Annualized
	Quarter Annualized	Trailing 12 Months
Net debt and preferred stock to Adjusted EBITDA	5.4x	5.6x	Less than or equal to 5.1x
Fixed-charge coverage ratio	4.5x	4.6x	Greater than or equal to 4.5x
•$32.5 billion in total market capitalization.
•$20.1 billion in total equity capitalization, which ranks in the top 10% among all publicly traded U.S. REITs.
•As of June 30, 2024, our non-real estate investments aggregated $1.5 billion:
•Unrealized gains presented in our consolidated balance sheet were $159.8 million, comprising gross unrealized gains and losses aggregating $284.2 million and $124.4 million, respectively.
•Investment loss of $43.7 million for the three months ended June 30, 2024 presented in our consolidated statement of operations consisted of $33.4 million of realized gains, offset by $12.8 million of impairment charges and $64.2 million of unrealized losses. Investment loss of $0.4 million for the six months ended June 30, 2024 presented in our consolidated statement of operations consisted of $62.2 million of realized gains, offset by impairment charges of $27.5 million and $35.1 million of unrealized losses.

Key capital events
•In July 2024, we executed an agreement with the lender group to amend and restate our unsecured senior line of credit to, among other changes, extend the maturity date from January 22, 2028 to January 22, 2030, including extension options that we control. We expect that the amendment and restatement will become effective in September 2024 upon the satisfaction of certain conditions.
•During the three months ended June 30, 2024, we entered into new forward equity sales agreements aggregating
$27.8 million to sell 230 thousand shares of common stock under our ATM program at an average price of $122.32 (before underwriting discounts). We expect to settle these forward equity sales agreements in 2024. As of June 30, 2024 and as of the date of this report, the remaining aggregate amount available under our ATM program for future sales of common stock was
$1.47 billion.
External growth and investments in real estate
Alexandria’s highly leased value-creation pipeline delivered incremental annual net operating income of $16 million, commencing during the three months ended June 30, 2024, and is expected to deliver incremental annual net operating income aggregating $480 million by the first quarter of 2028
•During the three months ended June 30, 2024, we placed into service development and redevelopment projects aggregating
284,982 RSF that are 100% leased across multiple submarkets and delivered incremental annual net operating income of
$16 million. Deliveries during the three months ended June 30, 2024 included:
•195,435 and 25,655 RSF at 9810 Darnestown Road and 9808 Medical Center Drive, respectively, located on the
Alexandria Center® for Life Science – Shady Grove mega campus in our Rockville submarket.
•Annual net operating income (cash basis) is expected to increase by $80 million upon the burn-off of initial free rent, with a weighted-average burn-off period of approximately seven months, from recently delivered projects.
•69% of the RSF in our total value-creation pipeline is within our mega campuses.

Development and Redevelopment Projects	Incremental Annual Net Operating Income		RSF	Leased/ Negotiating Percentage
(dollars in millions)
Placed into service:
Three months ended March 31, 2024	$26		343,445	100%
Three months ended June 30, 2024	16		284,982	100
Total placed into service during six months ended June 30, 2024	$42		628,427	100%

Expected to be placed into service(1):
Third quarter of 2024 through fourth quarter of 2025	$187	(2)	5,432,915	61%
First quarter of 2026 through first quarter of 2028	293				(3)
	$480

(1)Represents expected incremental annual net operating income to be placed into service from deliveries of projects undergoing construction and one committed near-term project expected to commence construction in the next two years.
(2)Includes 1.5 million RSF that is expected to stabilize through 2025 and is 87% leased, and partial deliveries through fourth quarter of 2025 from projects expected to stabilize in 2026 and beyond. In addition to the projects represented, we are evaluating one priority anticipated development project that could commence active construction in the second half of 2024 and may have initial delivery in 2025. Refer to the initial and stabilized occupancy years under “New Class A/A+
development and redevelopment properties: current projects” in Item 2 for additional details.
(3)71% of the leased RSF of our value-creation projects was generated from our existing tenant base.

RECENTLY RELEASED

2023 CORPORATE RESPONSIBILITY REPORT

To download, please visit the Corporate Responsibility page of our company website at **www.are.com**.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
2023 CORPORATE RESPONSIBILITY REPORT
ALEXANDRIA: ADVANCING OUR RENEWABLE ELECTRICITY STRATEGY
ALEXANDRIA
Building the Future of Life-Changing Innovation

ALEXANDRIA'S HIGHLY IMPACTFUL CORPORATE RESPONSIBILITY PILLARS

Developing and implementing collaborative and innovative solutions to some of the nation's most pressing challenges

The Honor Foundation headquarters in San Diego, CA

Supporting our military, our veterans, and their families

Building principled leaders through education

Graduates of the Emily K Center in Durham, NC

Accelerating medical innovation to save lives

ALEXANDRIA.
Former Congressman Patrick Kennedy at the Alexandria Summit® on Mental Health in 2023

Prioritizing the mental health crisis

OneFifteen campus in Dayton, OH

Revolutionizing addiction treatment

Future National Medal of Honor Museum in Arlington, TX

Inspiring future generations with the stories and values of our nation's heroes

Harnessing agtech to combat hunger and improve nutrition

Approaching homelessness as a healthcare problem, not a housing issue

Operating summary

Same Property Net Operating Income Growth		Rental Rate Growth: Renewed/Re-Leased Space

Margins(1)		Favorable Lease Structure(2)
Operating	Adjusted EBITDA	Strategic Lease Structure by Owner and Operator of Collaborative Life Science Mega Campuses
72%	72%	Increasing cash flows
		Percentage of leases containing annual rent escalations	96%
		Stable cash flows
Weighted-Average Lease Term of Executed Leases(3)		Percentage of triple net leases	94%
		Lower capex burden
8.8 years		Percentage of leases providing for the recapture of capital expenditures	93%

Net Debt and Preferred Stock to Adjusted EBITDA(4)		Fixed-Charge Coverage Ratio(4)

Refer to “Same properties” and “Definitions and reconciliations” in Item 2 for additional details. “Definitions and reconciliations” contains the definitions of “Fixed-charge coverage ratio,” “Net debt and preferred stock to Adjusted EBITDA,” and “Net operating income” and their respective reconciliations from the most directly comparable financial measures presented in accordance with GAAP.
(1)For the three months ended June 30, 2024.
(2)Percentages calculated based on our annual rental revenue in effect as of June 30, 2024.
(3)Represents the weighted-average lease term of executed leases for the 10-year period from December 31, 2015 through June 30, 2024.
(4)Quarter annualized.

Stable Cash Flows From Our High-Quality and Diverse Mix of Approximately 800 Tenants

Investment-Grade or Publicly Traded Large Cap Tenants

92%

of ARE’s Top 20 Tenant Annual Rental Revenue

53%

Percentage of ARE’s Annual Rental Revenue	of ARE’s Annual Rental Revenue

Solid Historical Occupancy of 96% Over Past 10 Years(3) From Historically Strong Demand for Our Class A/A+ Properties in AAA Locations

Mega Campuses	Occupancy Across Key Locations

Percentage of ARE’s Annual Rental Revenue
(4)
Life Science
Product,
Service,
and Device
Multinational
Pharmaceutical
Public
Biotechnology –
Approved or
Marketed
Product
Public
Biotechnology
– Preclinical or
Clinical Stage
Private
Biotechnology
Other(2)
Investment-Grade or
Large Cap Tech
Future Change
in Use(1)
Biomedical and
Government
Institutions
74%
Mega
Campuses
26%
Non-Mega
Campuses
    As of June 30, 2024. Annual rental revenue represents amounts in effect as of June 30, 2024. Refer to “Definitions and reconciliations” in Item 2 for additional information.
(1)Represents annual rental revenue currently generated from space that is targeted for a future change in use to laboratory space, including 1.0% of annual rental revenue that is generated from covered land play projects for future development opportunities. The weighted-average remaining term of these leases is 2.9 years.
(2)Represents the percentage of our annual rental revenue generated by “Other” tenants, which comprise technology, professional services, finance, telecommunications, and construction/real estate companies, and (by less than 1.0% of our annual rental revenue) retail-related tenants.
(3)Represents average occupancy of operating properties as of each December 31 from 2015 through 2023 and as of June 30, 2024.
(4)Refer to footnote 1 under “Summary of occupancy percentages in North America” in Item 2 for additional details.

Long-Duration and Stable Cash Flows From High-Quality and Diverse Tenants

Long-Duration Lease Terms

9.4 Years
Top 20 Tenants

7.4 Years
All Tenants
Weighted-Average Remaining Term(1)

Sustained Strength in Tenant Collections(2)

99.9%
For the Three Months Ended June 30, 2024

99.7%
July 2024
(1)Based on annual rental revenue in effect as of June 30, 2024.
(2)Represents the portion of total receivables billed for each period collected through the date of this report.

Leasing
The following table summarizes our leasing activity at our properties:

	Three Months Ended				Six Months Ended		Year Ended
	June 30, 2024				June 30, 2024		December 31, 2023
	Including Straight-Line Rent		Cash Basis		Including Straight-Line Rent	Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	7.4%	(2)	3.7%	(2)	26.2%	15.0%	29.4%	15.8%
New rates	$46.56		$47.92		$69.43	$68.20	$52.35	$50.82
Expiring rates	$43.34		$46.23		$55.02	$59.32	$40.46	$43.87
RSF	589,650				1,584,420		3,046,386
Tenant improvements/ leasing commissions	$31.83				$25.32		$26.09
Weighted-average lease term	4.4 years				8.0 years		8.7 years

Developed/redeveloped/ previously vacant space leased(3)
New rates	$67.96		$65.59		$68.85	$66.73	$65.66	$59.74
RSF	524,351				672,438		1,259,686
Weighted-average lease term	7.4 years				7.2 years		13.8 years

Leasing activity summary (totals):
New rates	$57.55		$56.99		$69.26	$67.78	$56.09	$53.33
RSF	1,114,001				2,256,858		4,306,072
Weighted-average lease term	6.6 years				7.7 years		11.3 years

Lease expirations(1)
Expiring rates	$46.19		$48.02		$52.27	$55.24	$43.84	$45.20
RSF	888,415				2,301,346		5,027,773
Leasing activity includes 100% of results for properties in North America in which we have an investment.
(1)Excludes month-to-month leases aggregating 129,549 RSF and 86,092 RSF as of June 30, 2024 and December 31, 2023, respectively. During the trailing twelve months ended June 30, 2024, we granted free rent concessions averaging 0.8 months per annum.
(2)Includes one renewal aggregating 34,611 RSF in our Greater Stanford submarket. Excluding this renewal, rental rate changes for the three months ended June 30, 2024 were 13.6% and 9.1% (cash basis). Rental rate changes can experience volatility from quarter to quarter based on the volume and mix of leases executed. Refer to
“Projected results” in Item 2 for rental rate changes expected from leases executed for the year ending December 31, 2024.
(3)Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 for additional information, including total project costs.

Summary of contractual lease expirations
The following table summarizes the contractual lease expirations at our properties as of June 30, 2024:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Annual Rental Revenue
2024 (2)	1,629,725	4.1%	$52.61	3.9%
2025	3,969,159	10.1%	$52.32	9.4%
2026	2,741,258	6.9%	$52.81	6.6%
2027	3,155,424	8.0%	$52.84	7.6%
2028	4,697,787	11.9%	$51.91	11.1%
2029	2,519,629	6.4%	$51.26	5.9%
2030	2,732,244	6.9%	$46.39	5.8%
2031	3,655,986	9.3%	$54.89	9.1%
2032	1,078,558	2.7%	$59.67	2.9%
2033	2,872,541	7.3%	$51.57	6.7%
Thereafter	10,398,273	26.4%	$65.96	31.0%
(1)Represents amounts in effect as of June 30, 2024.
(2)Excludes month-to-month leases aggregating 129,549 RSF as of June 30, 2024.
The following tables present our lease expirations by market for the remainder of 2024 and for 2025 as of June 30, 2024:

	2024 Contractual Lease Expirations (in RSF)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/Redevelopment(1)			Remaining Expiring Leases(2)		Total(3)	Annual Rental Revenue (per RSF)(4)
			Committed Near-Term/ Priority Anticipated	Future
Greater Boston	14,075	57,179	—	104,500		210,588		386,342	$78.66
San Francisco Bay Area	—	58,517	107,250	—		252,300		418,067	55.48
San Diego	27,119	—	—	226,144		17,408		270,671	29.33
Seattle	18,107	—	—	—		111,263		129,370	20.78
Maryland	—	—	—	—		10,919		10,919	5.62
Research Triangle	—	10,478	—	—		18,439		28,917	37.70
New York City	—	5,896	—	—		355,792	(5)	361,688	53.71
Texas	—	—	—	—		—		—	—
Canada	13,321	—	—	—		—		13,321	26.58
Non-cluster/other markets	—	—	—	—		10,430		10,430	57.02
Total	72,622	132,070	107,250	330,644		987,139		1,629,725	$52.61
Percentage of expiring leases	4%	8%	7%	20%		61%		100%

	2025 Contractual Lease Expirations (in RSF)							Annual Rental Revenue (per RSF)(4)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment(1)	Remaining Expiring Leases(6)		Total

Greater Boston	44,332	38,705	25,312	890,639	(7)	998,988		$78.18
San Francisco Bay Area	35,797	83,980	—	491,082		610,859		71.91
San Diego	22,324	28,854	269,048	257,832		578,058		27.46
Seattle	—	14,058	50,552	215,294		279,904		31.76
Maryland	35,055	—	—	185,357		220,412		28.41
Research Triangle	—	—	—	320,957		320,957		51.34
New York City	—	—	—	67,215		67,215		106.25
Texas	—	357,136	198,972	247,246		803,354		36.27
Canada	—	—	—	88,412		88,412		20.31
Non-cluster/other markets	—	—	—	1,000		1,000		49.20
Total	137,508	522,733	543,884	2,765,034		3,969,159		$52.32
Percentage of expiring leases	3%	13%	14%	70%		100%
(1)Primarily represents assets that were recently acquired for future value-creation opportunities, for which we expect, subject to market conditions and leasing, to commence first-time conversion from non-laboratory space to laboratory space, or to commence future ground-up development. As of June 30, 2024, annual rental revenue from these leases expiring in 2024 and 2025 is $42.98 per RSF and $32.71 per RSF, respectively. The weighted-average expiration date of these leases expiring in 2024 and 2025 is September 29, 2024 and January 12, 2025, respectively. Refer to “Investments in real estate” under “Definitions and reconciliations” in
Item 2 for additional details, including value-creation square feet currently included in rental properties.
(2)Excluding the expiration described in footnote 5, the largest remaining contractual lease expiration in 2024 is 97,702 RSF in our Mission Bay submarket, where we are working to retain the current tenant.
(3)Excludes month-to-month leases aggregating 129,549 RSF as of June 30, 2024.
(4)Represents amounts in effect as of June 30, 2024.
(5)Includes 349,947 RSF at 219 East 42nd Street that was classified as held for sale as of June 30, 2024 and was sold in July 2024.
(6)Key remaining expiring leases in 2025 include 600,477 RSF in three submarkets with a weighted-average expiration date of February 1, 2025 and annual rental revenue as of June 30, 2024 aggregating approximately $37 million comprised of the following: (i) 248,700 RSF at our Alexandria Technology Square® mega campus in our
Cambridge submarket, of which 171,945 RSF is expected to be repositioned from single-tenancy to multi-tenancy, and we are evaluating options to reposition the remaining 76,755 RSF; (ii) 247,246 RSF of industrial and R&D space in our Austin submarket for which we are evaluating options to market for re-lease or reposition the space; and (iii) 104,531 RSF in our Research Triangle market that is currently being marketed for re-lease. We expect downtime on these spaces to range from 12 to 24 months on a weighted average basis.
(7)Includes 816,048 RSF of contractual lease expirations in our Cambridge/Inner Suburbs submarket. Refer to footnote 6 for additional details.

Top 20 tenants
92% of Top 20 Tenant Annual Rental Revenue Is From Investment-Grade
or Publicly Traded Large Cap Tenants(1)
Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 5.7%
of our annual rental revenue in effect as of June 30, 2024. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of June 30, 2024 (dollars in thousands, except average market cap amounts):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Annual Rental Revenue (1)	Investment-Grade Credit Ratings		Average Market Cap(1) (in billions)

	Tenant						Moody’s	S&P
1	Moderna, Inc.	12.9		1,385,536	$127,122	5.7%	—	—	$40.5
2	Eli Lilly and Company	8.6		1,134,349	92,931	4.2	A2	A+	$620.0
3	Bristol-Myers Squibb Company	6.6		999,379	76,363	3.4	A2	A+	$107.4
4	Takeda Pharmaceutical Company Limited	10.9		549,759	47,899	2.2	Baa2	BBB+	$45.4
5	Roche	5.8		770,279	45,888	2.1	Aa2	AA	$224.0
6	Illumina, Inc.	6.6		955,669	41,588	1.9	Baa3	BBB	$21.4
7	Alphabet Inc.	3.0		724,223	39,155	1.8	Aa2	AA+	$1,805.5
8	2seventy bio, Inc.(2)	9.2		312,805	33,543	1.5	—	—	$0.2
9	Novartis AG	4.1		450,563	30,969	1.4	A1	AA-	$227.3
10	Harvard University	6.3		343,858	28,872	1.3	Aaa	AAA	$—
11	Cloud Software Group, Inc.	2.7	(3)	292,013	28,537	1.3	—	—	$—
12	United States Government	6.1		429,359	28,491	1.3	Aaa	AA+	$—
13	Uber Technologies, Inc.	58.3	(4)	1,009,188	27,765	1.3	—	—	$123.5
14	AstraZeneca PLC	5.3		450,848	27,156	1.2	A3	A	$213.0
15	Pfizer Inc.	0.7	(5)	504,716	23,730	1.1	A1	A+	$171.0
16	Sanofi	6.5		267,278	21,444	1.0	A1	AA	$126.0
17	Merck & Co., Inc.	9.0		337,703	21,401	1.0	A1	A+	$293.8
18	Amgen Inc.	8.5		428,227	21,314	1.0	Baa1	—	$148.0
19	New York University	7.6		218,983	21,056	0.9	Aa2	AA-	$—
20	Massachusetts Institute of Technology	5.0		246,725	20,527	0.9	Aaa	AAA	$—
	Total/weighted-average	9.4	(4)	11,811,460	$805,751	36.5%
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
(1)Based on annual rental revenue in effect as of June 30, 2024.
(2)As of March 31, 2024, 2seventy bio, Inc. held $181.4 million of cash, cash equivalents, and marketable securities. In March 2024, Regeneron Pharmaceuticals, Inc., a
publicly traded biotechnology company with investment-grade credit ratings of Baa1 and BBB+ assigned by Moody’s and S&P, respectively, entered into a sublease for approximately 195,000 RSF, or 69.6% of our annual rental revenue generated from 2seventy bio as of June 30, 2024. Additionally, 90.2% of the annual rental revenue generated by 2seventy bio is guaranteed by another related public biotechnology company.
(3)Consists of one lease at a property acquired in 2022 with future development and redevelopment opportunities. This lease with Cloud Software Group, Inc. (formerly known as TIBCO Software, Inc.) was in place when we acquired the property.
(4)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) in our Mission Bay submarket owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue from our unconsolidated real estate joint ventures. Refer to footnote 1 for additional details. Excluding these ground leases, the weighted-average remaining lease term for our top 20 tenants was 8.0 years as of June 30, 2024.
(5)Primarily relates to one office building in our New York City submarket aggregating 349,947 RSF with a contractual lease expiration in July 2024, which was classified as held for sale as of June 30, 2024 and sold in July 2024.

Locations of properties
The locations of our properties are diversified among a number of Class A/A+ assets strategically clustered in life science mega campuses in AAA innovation cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of June 30, 2024 in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF						Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment		Total	% of Total		Total	% of Total	Per RSF
Greater Boston	10,751,016	764,036	1,638,878	(1)	13,153,930	28%	73	$848,799	38%	$83.84
San Francisco Bay Area	7,863,964	498,142	282,054		8,644,160	18	66	449,633	20	65.52
San Diego	7,757,132	1,186,104	—		8,943,236	19	88	328,872	15	44.60
Seattle	3,188,135	31,270	34,306		3,253,711	7	44	138,136	6	45.73
Maryland	3,804,438	292,946	—		4,097,384	9	51	135,978	6	37.45
Research Triangle	3,923,169	—	—		3,923,169	8	40	123,315	6	32.27
New York City	922,477	—	—		922,477	2	4	72,885	3	92.89
Texas	1,845,159	—	73,298		1,918,457	4	15	57,830	3	32.83
Canada	933,660	—	139,311		1,072,971	2	12	20,353	1	22.98
Non-cluster/other markets	347,806	—	—		347,806	1	10	15,180	1	57.70
Properties held for sale	808,692	—	—		808,692	2	5	25,994	1	N/A
North America	42,145,648	2,772,498	2,167,847		47,085,993	100%	408	$2,216,975	100%	$56.87
		4,940,345
(1)Primarily includes our active redevelopment projects aggregating 716,604 RSF at 40, 50, and 60 Sylvan Road and 840 Winter Street located on the Alexandria Center®
for Life Science – Waltham mega campus, which are 43% leased/negotiating on a combined basis. This mega campus project is expected to capture demand in our
Route 128 submarket.
Summary of occupancy percentages in North America
The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	6/30/24		3/31/24	6/30/23	6/30/24	3/31/24	6/30/23
Greater Boston	94.2%		94.5%	92.5%	81.7%	83.3%	83.2%
San Francisco Bay Area	94.0		94.4	95.5	90.7	91.2	91.9
San Diego	95.1		95.2	92.8	95.1	95.2	92.8
Seattle	94.7		94.9	95.1	93.7	93.9	89.5
Maryland	96.5		95.4	96.2	96.5	95.4	94.9
Research Triangle	97.4		97.8	94.3	97.4	97.8	94.3
New York City	85.1	(1)	84.4	88.9	85.1	84.4	88.9
Texas	95.5		95.1	95.1	91.8	91.5	91.0
Subtotal	94.7		94.9	93.8	90.2	90.6	89.8
Canada	94.9		91.8	87.3	82.5	77.8	69.2
Non-cluster/other markets	75.6		75.4	81.3	75.6	75.4	81.3
North America	94.6%		94.6%	93.6%	89.9%	90.2%	89.2%
(1)The Alexandria Center® for Life Science – New York City mega campus is 95.5% occupied as of June 30, 2024. Occupancy percentage in our New York City market reflects vacancy at the Alexandria Center® for Life Science – Long Island City property, which was 41.7% occupied as of June 30, 2024.

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
Our investments in real estate consisted of the following as of June 30, 2024 (dollars in thousands):

		Development and Redevelopment
		Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
	Operating	Under Construction 61% Leased/ Negotiating	Committed Near Term 51% Leased/ Negotiating(1)	Priority Anticipated	Future	Subtotal	Total
Square footage
Operating	41,336,956	—	—	—	—	—	41,336,956
New Class A/A+ development and redevelopment properties	—	4,940,345	492,570	2,670,922	27,261,766	35,365,603	35,365,603
Value-creation square feet currently included in rental properties(2)	—	—	(159,884)	(309,148)	(2,938,815)	(3,407,847)	(3,407,847)
Total square footage, excluding properties held for sale	41,336,956	4,940,345	332,686	2,361,774	24,322,951	31,957,756	73,294,712

Properties held for sale	808,692	—	—	—	—	—	808,692
Total square footage	42,145,648	4,940,345	332,686	2,361,774	24,322,951	31,957,756	74,103,404

Investments in real estate
Gross book value as of June 30, 2024(3)	$29,178,679	$3,888,714	$58,751	$762,507	$4,242,602	$8,952,574	$38,131,253

(1)Represents one committed near-term project expected to commence construction during the next two years after June 30, 2024.
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

Our real estate asset acquisitions during the six months ended June 30, 2024 and pending as of the date of this report consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Operating Occupancy	Future Development RSF(1)	Purchase Price

Completed during the three months ended March 31, 2024:
285, 299, 307, and 345 Dorchester Avenue (60% interest in consolidated JV)(2)	Seaport Innovation District/Greater Boston	1/30/24	N/A	1,040,000	$155,321
Other(3)					39,490
					194,811
Completed during the three months ended June 30, 2024:
Other					7,000
					201,811
Pending acquisitions subject to signed letters of intent or purchase and sale agreements					47,600
					$249,411
2024 guidance range				$250,000 – $750,000
(1)We expect to provide total estimated costs and related yields for development and redevelopment projects in the future, subsequent to the commencement of construction.
(2)Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional details.
(3)Includes a payment of $35.3 million to redeem our partner’s partial ownership interest in a consolidated real estate joint venture in our Greater Boston market, pursuant to our partner’s notification of their intent to exercise their put option received in December 2023 and settled in January 2024.
Acquisitions

Our completed dispositions of and sales of partial interests in real estate assets during the six months ended June 30, 2024 and pending as of the date of this report consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Sale	Interest Sold	RSF	Sales Price
Six months ended June 30, 2024:
Dispositions of 100% interests in properties not integral to our mega campus strategy
99 A Street(1)	Seaport Innovation District/Greater Boston	3/8/24	100%	235,000	$13,350
Other					3,863
					17,213
Completed in July 2024:
Other(2)					60,000
					77,213
Pending transactions subject to letters of intent or purchase and sale agreement negotiations					806,728
					$883,941

2024 guidance range for dispositions, sales of partial interests, and common equity				$1,050,000 – $2,050,000

(1)We completed the sale during the three months ended March 31, 2024 and recognized no gain or loss. Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1 for additional information.
(2)The disposition completed in July 2024 was leased to a single tenant with a July 2024 lease expiration and had annual net operating income of $18.6 million based upon three months ended June 30, 2024 annualized. This asset was previously considered to be a potential development project upon expiration of an in-place non-laboratory space lease in July 2024.
Dispositions and sales of partial interests

ALEXANDRIA'S VISIBILITY OF FUTURE GROWTH IN ANNUAL NET OPERATING INCOME FROM DEVELOPMENT AND REDEVELOPMENT DELIVERIES

$480 MILLION[(1)]

Placed Into Service		Expected to Be Placed Into Service[(2)]	
1H24	2Q24	3Q24–4Q25	1Q26–1Q28
$42M	$16M	$187M[(3)]	$293M
628,427 RSF	284,982 RSF	Aggregating 5.4M RSF	
100% Leased		61% Leased/Negotiating

Refer to “Net operating income” under “Definitions and reconciliations” in Item 2 for additional details, including its reconciliation from the most directly comparable financial measures presented in accordance with GAAP.
(1)Our share of incremental annual net operating income from development and redevelopment projects expected to be placed into service primarily commencing from 3Q24 through 1Q28 is projected to be $380 million.
(2)Represents expected incremental annual net operating income to be placed into service from deliveries of projects undergoing construction and one committed near-term project expected to commence construction in the next two years.
(3)Includes 1.5 million RSF that is expected to stabilize through 2025 and is 87% leased, and partial deliveries through 4Q25 from projects expected to stabilize in 2026 and beyond. In addition to the projects represented, we are evaluating one priority anticipated development project that could commence active construction in the second half of 2024 and may have initial delivery in 2025. Refer to the initial and stabilized occupancy years under “New Class A/A+ development and redevelopment properties: current projects” in Item 2 for additional details.
New Class A/A+ development and redevelopment properties

The following table presents value-creation development and redevelopment of new Class A/A+ properties placed into service during the six months ended June 30, 2024 (dollars in thousands):
Incremental Annual Net Operating Income Generated From 1H24 Deliveries
Aggregated $42 Million, Including $16 Million in 2Q24

500 North Beacon Street and 4 Kingsbury Avenue(1)	1150 Eastlake Avenue East	9810 Darnestown Road	9808 Medical Center Drive
Greater Boston/ Cambridge/Inner Suburbs	Seattle/Lake Union	Maryland/Rockville	Maryland/Rockville
138,537 RSF	280,361 RSF	195,435 RSF	52,115 RSF
100% Occupancy	100% Occupancy	100% Occupancy	100% Occupancy

Property/Market/Submarket	2Q24 Delivery Date(2)	Our Ownership Interest	RSF Placed in Service				Occupancy Percentage(3)	Total Project		Unlevered Yields
			Prior to 1/1/24	1Q24	2Q24	Total				Initial Stabilized	Initial Stabilized (Cash Basis)
								RSF	Investment
Development projects
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	N/A	75.0%	43,568	72,846	—	116,414	100%	320,809	$468,000	7.1%	7.0%
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/Cambridge/Inner Suburbs	5/10/24	100%	—	100,624	37,913	138,537	100%	248,018	427,000	6.2	5.5
1150 Eastlake Avenue East/Seattle/Lake Union	4/13/24	100%	278,282	—	2,079	280,361	100%	311,631	443,000	6.6	6.7
9810 Darnestown Road/Maryland/Rockville	4/1/24	100%	—	—	195,435	195,435	100%	195,435	135,000	7.1	6.2
9808 Medical Center Drive/Maryland/Rockville	6/18/24	100%	26,460	—	25,655	52,115	100%	95,061	113,000	5.5	5.5

Redevelopment projects
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	N/A	50.0%	—	44,652	—	44,652	100%	326,706	487,000	5.0	5.1
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Seattle/Bothell	N/A	100%	65,086	115,598	—	180,684	100%	460,934	229,000	6.3	6.2
Canada	4/17/24	100%	44,862	9,725	23,900	78,487	100%	250,790	113,000	6.4	6.3
Weighted average/total	4/21/24		458,258	343,445	284,982	1,086,685		2,209,384	$2,415,000	6.2%	6.1%

(1)Image represents 500 North Beacon Street on the Arsenal on the Charles mega campus.
(2)Represents the average delivery date for deliveries that occurred during the three months ended June 30, 2024, weighted by annual rental revenue.
(3)Occupancy relates to total operating RSF placed in service as of the most recent delivery.
New Class A/A+ development and redevelopment properties: recent deliveries

99 Coolidge Avenue	500 North Beacon Street and 4 Kingsbury Avenue(1)	311 Arsenal Street	201 Brookline Avenue	401 Park Drive
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Fenway	Greater Boston/Fenway
204,395 RSF	109,481 RSF	308,446 RSF	58,149 RSF	159,959 RSF
36% Leased	92% Leased/Negotiating	21% Leased	99% Leased/Negotiating	14% Leased

421 Park Drive	40, 50, and 60 Sylvan Road(2)	840 Winter Street	1450 Owens Street(3)	651 Gateway Boulevard
Greater Boston/Fenway	Greater Boston/Route 128	Greater Boston/Route 128	San Francisco Bay Area/ Mission Bay	San Francisco Bay Area/ South San Francisco
392,011 RSF	576,924 RSF	139,680 RSF	212,796 RSF	282,054 RSF
13% Leased	29% Leased	100% Leased	—% Leased/Negotiating	21% Leased

(1)Image represents 500 North Beacon Street on the Arsenal on the Charles mega campus.
(2)Image represents 60 Sylvan Road on the Alexandria Center® for Life Science – Waltham mega campus. The project is expected to capture demand in our Route 128 submarket.
(3)Image represents a single- or multi-tenant project expanding our existing Alexandria Center® for Science and Technology – Mission Bay mega campus, where our joint venture partner will fund 100% of the construction cost until it attains an ownership interest of 75%, after which it will contribute its respective share of additional capital. We are currently marketing the space for lease and have initial interest from publicly traded biotechnology and institutional tenants.
New Class A/A+ development and redevelopment properties: current projects

230 Harriet Tubman Way	10935, 10945, and 10955 Alexandria Way(1)	4135 Campus Point Court	4155 Campus Point Court	10075 Barnes Canyon Road
San Francisco Bay Area/ South San Francisco	San Diego/Torrey Pines	San Diego/ University Town Center	San Diego/ University Town Center	San Diego/Sorrento Mesa
285,346 RSF	334,996 RSF	426,927 RSF	171,102 RSF	253,079 RSF
100% Leased	100% Leased	100% Leased	100% Leased	70% Leased

1150 Eastlake Avenue East	Alexandria Center® for Advanced Technologies – Monte Villa Parkway(2)	9820 Darnestown Road	9808 Medical Center Drive	8800 Technology Forest Place
Seattle/Lake Union	Seattle/Bothell	Maryland/Rockville	Maryland/Rockville	Texas/Greater Houston
31,270 RSF	34,306 RSF	250,000 RSF	42,946 RSF	73,298 RSF
100% Leased	98% Leased	100% Leased	69% Leased	41% Leased

(1)Image represents 10955 Alexandria Way on the One Alexandria Square mega campus.
(2)Image represents 3755 Monte Villa Parkway.
New Class A/A+ development and redevelopment properties: current projects (continued)

The following tables set forth a summary of our new Class A/A+ development and redevelopment properties under construction and pre-leased/negotiating near-term projects as of
June 30, 2024 (dollars in thousands):

Property/Market/Submarket		Square Footage				Percentage			Occupancy(1)
	Dev/Redev	In Service		CIP	Total	Leased	Leased/ Negotiating		Initial	Stabilized
Under construction
2024 and 2025 stabilization
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	Dev	116,414		204,395	320,809	36%	36%		4Q23	2025
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/ Cambridge/Inner Suburbs	Dev	138,537		109,481	248,018	85	92		1Q24	2025
201 Brookline Avenue/Greater Boston/Fenway	Dev	451,967		58,149	510,116	98	99		3Q22	4Q24
840 Winter Street/Greater Boston/Route 128	Redev	28,534		139,680	168,214	100	100		4Q24	2025
230 Harriet Tubman Way/San Francisco Bay Area/South San Francisco	Dev	—		285,346	285,346	100	100		1Q25	1Q25
4155 Campus Point Court/San Diego/University Town Center	Dev	—		171,102	171,102	100	100		4Q24	4Q24
1150 Eastlake Avenue East/Seattle/Lake Union	Dev	280,361		31,270	311,631	100	100		4Q23	3Q24
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Seattle/Bothell	Redev	426,628		34,306	460,934	98	98		1Q23	4Q24
9820 Darnestown Road/Maryland/Rockville	Dev	—		250,000	250,000	100	100		4Q24	4Q24
9808 Medical Center Drive/Maryland/Rockville	Dev	52,115		42,946	95,061	69	69		3Q23	4Q24
8800 Technology Forest Place/Texas/Greater Houston	Redev	50,094		73,298	123,392	41	41		2Q23	2025
Canada	Redev	111,479		139,311	250,790	73	73		3Q23	2025
		1,656,129		1,539,284	3,195,413	87	87
2026 and beyond stabilization
311 Arsenal Street/Greater Boston/Cambridge/Inner Suburbs	Redev	82,216	(2)	308,446	390,662	21	21		2027	2027
401 Park Drive/Greater Boston/Fenway	Redev	—		159,959	159,959	14	14		2024	2026
421 Park Drive/Greater Boston/Fenway	Dev	—		392,011	392,011	13	13		2026	2027
40, 50, and 60 Sylvan Road/Greater Boston/Route 128	Redev	—		576,924	576,924	29	29		2025	2027
Other/Greater Boston	Redev	—		453,869	453,869	—	—	(3)	2027	2027
1450 Owens Street/San Francisco Bay Area/Mission Bay	Dev	—		212,796	212,796	—	—	(4)	2025	2026
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	Redev	44,652		282,054	326,706	21	21		1Q24	2026
10935, 10945, and 10955 Alexandria Way/San Diego/Torrey Pines	Dev	—		334,996	334,996	100	100		4Q24	2026
4135 Campus Point Court/San Diego/University Town Center	Dev	—		426,927	426,927	100	100		2026	2026
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	Dev	—		253,079	253,079	70	70		2025	2026
		126,868		3,401,061	3,527,929	38	38
		1,782,997		4,940,345	6,723,342	61	61
Committed near-term project expected to commence construction in the next two years
4165 Campus Point Court/San Diego/University Town Center	Dev	—		492,570	492,570	—	51
Total		1,782,997		5,432,915	7,215,912	57%	61%
(1)Initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy. Multi-tenant projects may increase in occupancy over a period of time.
(2)We expect to redevelop an additional 25,312 RSF of space occupied as of June 30, 2024 into laboratory space upon expiration of the existing leases through the second half of 2025. Refer to “Investments in real estate” under
“Definitions and reconciliations” in Item 2 for additional information.
(3)Represents a project focused on demand from our existing tenants in our adjacent properties/campuses and that will also address demand from other non-Alexandria properties/campuses.
(4)Represents a single- or multi-tenant project expanding our existing mega campus, where our joint venture partner will fund 100% of the construction cost until it attains an ownership interest of 75%, after which it will contribute its respective share of additional capital. We are currently marketing the space for lease and have initial interest from publicly traded biotechnology and institutional tenants.

New Class A/A+ development and redevelopment properties: current projects (continued)

	Our Ownership Interest	At 100%						Unlevered Yields
Property/Market/Submarket		In Service	CIP	Cost to Complete		Total at Completion		Initial Stabilized	Initial Stabilized (Cash Basis)

Under construction
2024 and 2025 stabilization
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	75.0%	$135,922	$184,887	$147,191		$468,000		7.1%	7.0%
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/ Cambridge/Inner Suburbs	100%	279,029	110,110	37,861		427,000		6.2%	5.5%
201 Brookline Avenue/Greater Boston/Fenway	99.0%	664,823	88,711	21,466		775,000		7.2%	6.5%
840 Winter Street/Greater Boston/Route 128	100%	13,651	184,050	39,299		237,000		7.6%	6.5%
230 Harriet Tubman Way/San Francisco Bay Area/South San Francisco	47.7%	—	312,344	197,656		510,000		7.4%	6.4%
4155 Campus Point Court/San Diego/University Town Center	55.0%	—	124,823	48,177		173,000		7.4%	6.5%
1150 Eastlake Avenue East/Seattle/Lake Union	100%	373,827	45,984	23,189		443,000		6.6%	6.7%
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Seattle/Bothell	100%	193,641	11,144	24,215		229,000		6.3%	6.2%
9820 Darnestown Road/Maryland/Rockville	100%	—	161,736	15,264		177,000		6.3%	5.6%
9808 Medical Center Drive/Maryland/Rockville	100%	63,410	47,451	2,139		113,000		5.5%	5.5%
8800 Technology Forest Place/Texas/Greater Houston	100%	57,055	45,377	9,568		112,000		6.3%	6.0%
Canada	100%	49,303	44,036	19,661		113,000		6.4%	6.3%
		1,830,661	1,360,653
2026 and beyond stabilization(1)
311 Arsenal Street/Greater Boston/Cambridge/Inner Suburbs	100%	60,555	228,799	TBD
401 Park Drive/Greater Boston/Fenway	100%	—	178,178
421 Park Drive/Greater Boston/Fenway	99.7%	—	376,163
40, 50, and 60 Sylvan Road/Greater Boston/Route 128	100%	—	419,034
Other/Greater Boston	100%	—	141,776
1450 Owens Street/San Francisco Bay Area/Mission Bay	26.3%	—	230,909
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	50.0%	59,265	275,841	151,894		487,000		5.0%	5.1%
10935, 10945, and 10955 Alexandria Way/San Diego/Torrey Pines	100%	—	283,079	219,921		503,000		6.2%	5.8%
4135 Campus Point Court/San Diego/University Town Center	55.0%	—	236,595	TBD
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	50.0%	—	157,687	163,313		321,000		5.5%	5.7%
		119,820	2,528,061
		1,950,481	3,888,714
Committed near-term project expected to commence construction in the next two years
4165 Campus Point Court/San Diego/University Town Center	55.0%	—	58,751	TBD

Total		$1,950,481	$3,947,465	$3,840,000	(2)	$9,740,000	(2)

Our share of investment(2)(3)		$1,880,000	$3,170,000	$3,040,000		$8,090,000
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

New Class A/A+ development and redevelopment properties: current projects (continued)

69% of Our Total Value-Creation Pipeline RSF Is Within Our Mega Campuses
The following table summarizes the key information for all our development and redevelopment projects in North America as of June 30, 2024 (dollars in thousands):

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Priority Anticipated	Future

Greater Boston
Mega Campus: The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	$350,306	417,927	—	25,312	34,157	477,396
311 Arsenal Street, 500 North Beacon Street, and 4 Kingsbury Avenue
99 Coolidge Avenue/Cambridge/Inner Suburbs	75.0%	184,887	204,395	—	—	—	204,395
Mega Campus: Alexandria Center® for Life Science – Fenway/ Fenway	(2)	643,052	610,119	—	—	—	610,119
201 Brookline Avenue and 401 and 421 Park Drive
Mega Campus: Alexandria Center® for Life Science – Waltham/ Route 128	100%	665,082	716,604	—	—	515,000	1,231,604
40, 50, and 60 Sylvan Road, 35 Gatehouse Drive, and 840 Winter Street
Mega Campus: Alexandria Center® at Kendall Square/ Cambridge	100%	124,868	—	—	—	216,455	216,455
100 Edwin H. Land Boulevard
Mega Campus: Alexandria Technology Square®/Cambridge	100%	7,881	—	—	—	100,000	100,000
Mega Campus: 480 Arsenal Way and 446, 458, 500, and 550 Arsenal Street/Cambridge/Inner Suburbs	100%	85,126	—	—	—	902,000	902,000
446, 458, 500, and 550 Arsenal Street
Mega Campus: 285, 299, 307, and 345 Dorchester Avenue/ Seaport Innovation District	60.0%	283,744	—	—	—	1,040,000	1,040,000
10 Necco Street/Seaport Innovation District	100%	104,966	—	—	—	175,000	175,000
Mega Campus: One Moderna Way/Route 128	100%	26,500	—	—	—	1,085,000	1,085,000
215 Presidential Way/Route 128	100%	6,816	—	—	—	112,000	112,000
Other value-creation projects	(3)	295,006	453,869	—	—	1,323,541	1,777,410
		$2,778,234	2,402,914	—	25,312	5,503,153	7,931,379
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
(2)We have a 99.0% interest in 201 Brookline Avenue aggregating 58,149 RSF, a 100% interest in 401 Park Drive aggregating 159,959 RSF, and a 99.7% interest in 421 Park Drive aggregating 392,011 RSF.
(3)Includes a property in which we own a partial interest through a real estate joint venture. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional details.

New Class A/A+ development and redevelopment properties: summary of pipeline

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Priority Anticipated	Future
San Francisco Bay Area
Mega Campus: Alexandria Center® for Science and Technology – Mission Bay/Mission Bay	26.3%	$230,909	212,796	—	—	—	212,796
1450 Owens Street
Alexandria Center® for Life Science – Millbrae/South San Francisco	47.7%	469,434	285,346	—	198,188	150,213	633,747
230 Harriet Tubman Way, 201 and 231 Adrian Road, and 6 and 30 Rollins Road
Mega Campus: Alexandria Technology Center® – Gateway/ South San Francisco	50.0%	302,398	282,054	—	—	291,000	573,054
651 Gateway Boulevard
Mega Campus: Alexandria Center® for Advanced Technologies – Tanforan/South San Francisco	100%	388,661	—	—	150,000	1,780,000	1,930,000
1122, 1150, and 1178 El Camino Real
Mega Campus: Alexandria Center® for Advanced Technologies – South San Francisco/South San Francisco	100%	6,655	—	—	107,250	90,000	197,250
211(2) and 269 East Grand Avenue
Mega Campus: Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%	435,269	—	—	105,000	1,392,830	1,497,830
960 Industrial Road, 987 and 1075 Commercial Street, and 888 Bransten Road
3825 and 3875 Fabian Way/Greater Stanford	100%	151,762	—	—	—	478,000	478,000
2100, 2200, 2300, and 2400 Geng Road/Greater Stanford	100%	35,759	—	—	—	240,000	240,000
901 California Avenue/Greater Stanford	100%	18,640	—	—	—	56,924	56,924
Mega Campus: 88 Bluxome Street/SoMa	100%	388,020	—	—	—	1,070,925	1,070,925
Other value-creation projects	100%	—	—	—	—	25,000	25,000
		$2,427,507	780,196	—	560,438	5,574,892	6,915,526
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

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Priority Anticipated	Future
San Diego
Mega Campus: One Alexandria Square/Torrey Pines	100%	$339,673	334,996	—	—	125,280	460,276
10935, 10945, and 10955 Alexandria Way and 10975 and 10995 Torreyana Road
Mega Campus: Campus Point by Alexandria/University Town Center	55.0%	584,337	598,029	492,570	—	650,000	1,740,599
10010(2), 10140(2), and 10260 Campus Point Drive and 4135, 4155, 4161, 4165, and 4275(2) Campus Point Court
Mega Campus: SD Tech by Alexandria/Sorrento Mesa	50.0%	283,420	253,079	—	250,000	243,845	746,924
9805 Scranton Road and 10065 and 10075 Barnes Canyon Road
11255 and 11355 North Torrey Pines Road/Torrey Pines	100%	146,905	—	—	153,000	62,000	215,000
ARE Towne Centre/University Town Center	100%	19,163	—	—	230,000	—	230,000
9363, 9373, and 9393 Towne Centre Drive
Costa Verde by Alexandria/University Town Center	100%	135,662	—	—	—	537,000	537,000
8410-8750 Genesee Avenue and 4282 Esplanade Court
Mega Campus: 5200 Illumina Way/University Town Center	51.0%	17,443	—	—	—	451,832	451,832
9625 Towne Centre Drive/University Town Center	30.0%	837	—	—	—	100,000	100,000
Mega Campus: Sequence District by Alexandria/Sorrento Mesa	100%	46,323	—	—	—	1,798,915	1,798,915
6260, 6290, 6310, 6340, 6350, and 6450 Sequence Drive
Scripps Science Park by Alexandria/Sorrento Mesa	100%	118,800	—	—	—	598,349	598,349
10048, 10219, 10256, and 10260 Meanley Drive and 10277 Scripps Ranch Boulevard
Pacific Technology Park/Sorrento Mesa	50.0%	23,845	—	—	—	149,000	149,000
9444 Waples Street
4025, 4031, 4045, and 4075 Sorrento Valley Boulevard/Sorrento Valley	100%	43,064	—	—	—	247,000	247,000
Other value-creation projects	100%	74,588	—	—	—	475,000	475,000
		$1,834,060	1,186,104	492,570	633,000	5,438,221	7,749,895
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
reconciliations” in Item 2 for additional information, including value-creation square feet currently included in rental properties.
(2)We have a 100% interest in this property.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Priority Anticipated	Future
Seattle
Mega Campus: Alexandria Center® for Life Science – Eastlake/ Lake Union	100%	$45,984	31,270	—	—	—	31,270
1150 Eastlake Avenue East
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Bothell	100%	11,144	34,306	—	50,552	—	84,858
3301 Monte Villa Parkway
Mega Campus: Alexandria Center® for Life Science – South Lake Union/Lake Union	(2)	452,222	—	—	1,095,586	188,400	1,283,986
601 and 701 Dexter Avenue North and 800 Mercer Street
830 and 1010 4th Avenue South/SoDo	100%	58,530	—	—	—	597,313	597,313
Mega Campus: Alexandria Center® for Advanced Technologies – Canyon Park/Bothell	100%	16,891	—	—	—	230,000	230,000
21660 20th Avenue Southeast
Other value-creation projects	100%	140,480	—	—	—	706,087	706,087
		725,251	65,576	—	1,146,138	1,721,800	2,933,514
Maryland
Mega Campus: Alexandria Center® for Life Science – Shady Grove/Rockville	100%	230,578	292,946	—	—	296,000	588,946
9808 Medical Center Drive and 9820 and 9830 Darnestown Road
		230,578	292,946	—	—	296,000	588,946
Research Triangle
Mega Campus: Alexandria Center® for Advanced Technologies – Research Triangle/Research Triangle	100%	101,026	—	—	180,000	990,000	1,170,000
4 and 12 Davis Drive
Mega Campus: Alexandria Center® for Life Science – Durham/ Research Triangle	100%	174,404	—	—	—	2,210,000	2,210,000
41 Moore Drive
Mega Campus: Alexandria Center® for NextGen Medicines/ Research Triangle	100%	$106,777	—	—	—	1,055,000	1,055,000
3029 East Cornwallis Road
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

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment					Total(1)
				Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
				Under Construction	Committed Near Term	Priority Anticipated	Future
Research Triangle (continued)
Mega Campus: Alexandria Center® for Sustainable Technologies/Research Triangle	100%	$52,777		—	—	—	750,000		750,000
120 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive
100 Capitola Drive/Research Triangle	100%	—		—	—	—	65,965		65,965
Other value-creation projects	100%	4,185		—	—	—	76,262		76,262
		439,169		—	—	180,000	5,147,227		5,327,227
New York City
Mega Campus: Alexandria Center® for Life Science – New York City/New York City	100%	161,482		—	—	—	550,000	(2)	550,000
		161,482		—	—	—	550,000		550,000
Texas
Alexandria Center® for Advanced Technologies at The Woodlands/ Greater Houston	100%	48,250		73,298	—	—	116,405		189,703
8800 Technology Forest Place
1001 Trinity Street and 1020 Red River Street/Austin	100%	9,929		—	—	126,034	123,976		250,010
Other value-creation projects	100%	135,323		—	—	—	1,694,000		1,694,000
		193,502		73,298	—	126,034	1,934,381		2,133,713

Canada	100%	44,036		139,311	—	—	371,743		511,054
Other value-creation projects	100%	118,755		—	—	—	724,349		724,349
Total pipeline as of June 30, 2024		$8,952,574	(3)	4,940,345	492,570	2,670,922	27,261,766		35,365,603
Refer to “Mega campus” under “Definitions and reconciliations” in Item 2 for additional information.
(1)Total square footage includes 3,407,847 RSF of buildings currently in operation that we expect to demolish or redevelop and commence future construction. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item
2 for additional information, including value-creation square feet currently included in rental properties.
(2)Pursuant to an option agreement, we are currently negotiating a long-term ground lease with the City of New York for the future site of a new life science building aggregating approximately 550,000 SF.
(3)Includes $3.9 billion of projects that are currently under construction and are 61% leased/negotiating. We also expect to commence construction of one committed near-term project aggregating $58.8 million, which is 51% leased/
negotiating, in the next two years after June 30, 2024.
New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Results of operations
We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our annual report on Form 10-K for the year ended December 31, 2023 and our subsequent quarterly reports on Form 10-Q. We believe that such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe that this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of assets classified as held for sale are related to corporate-
level decisions to dispose of real estate. Gains or losses on early extinguishment of debt are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments, impairments of real estate and non-real estate investments, and acceleration of stock compensation expense due to the resignations of executive officers are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Impairments of non-real estate investments are not related to the operating performance of our real estate as they represent the write-down of non-real estate investments when their fair values decrease below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail in Item 2. Key items included in net income attributable to Alexandria’s common stockholders for the three and six months ended June 30, 2024 and 2023 and the related per share amounts were as follows (in millions, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	Amount		Per Share – Diluted		Amount		Per Share – Diluted
Unrealized losses on non-real estate investments	$(64.2)	$(77.9)	$(0.37)	$(0.46)	$(35.1)	$(143.8)	$(0.20)	$(0.84)
Gain on sales of real estate	—	214.8	—	1.26	0.4	214.8	—	1.26
Impairment of non-real estate investments	(12.8)	(23.0)	(0.08)	(0.13)	(27.5)	(23.0)	(0.16)	(0.13)
Impairment of real estate	(30.8)	(168.6)	(0.18)	(0.99)	(30.8)	(168.6)	(0.18)	(0.99)
Total	$(107.8)	$(54.7)	$(0.63)	$(0.32)	$(93.0)	$(120.6)	$(0.54)	$(0.70)

Refer to Note 3 – “Investments in real estate” and Note 7 – “Investments” to our unaudited consolidated financial statements in
Item 1 for additional information.

Same properties
We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as “Same Properties.” For additional information on the determination of our Same Properties portfolio, refer to
“Same property comparisons” under “Definitions and reconciliations” in Item 2. The following table presents information regarding our
Same Properties for the three and six months ended June 30, 2024:

	June 30, 2024
	Three Months Ended	Six Months Ended
Percentage change in net operating income over comparable period from prior year	1.5%	1.1%
Percentage change in net operating income (cash basis) over comparable period from prior year	3.9%	3.7%
Operating margin	70%	70%
Number of Same Properties	350	346
RSF	35,626,897	34,775,838
Occupancy – current-period average	94.6%	94.2%
Occupancy – same-period prior-year average	94.4%	94.6%
The following table reconciles the number of Same Properties to total properties for the six months ended June 30, 2024:

Development – under construction	Properties
201 Brookline Avenue	1
1150 Eastlake Avenue East	1
9820 Darnestown Road	1
99 Coolidge Avenue	1
500 North Beacon Street and 4 Kingsbury Avenue	2
9808 Medical Center Drive	1
1450 Owens Street	1
230 Harriet Tubman Way	1
4155 Campus Point Court	1
10935, 10945, and 10955 Alexandria Way	3
10075 Barnes Canyon Road	1
421 Park Drive	1
4135 Campus Point Court	1
16
Development – placed into service after January 1, 2023	Properties
751 Gateway Boulevard	1
15 Necco Street	1
325 Binney Street	1
6040 George Watts Hill Drive	1
9810 Darnestown Road	1
5
Redevelopment – under construction	Properties
840 Winter Street	1
40, 50, and 60 Sylvan Road	3
Alexandria Center® for Advanced Technologies – Monte Villa Parkway	6
651 Gateway Boulevard	1
401 Park Drive	1
8800 Technology Forest Place	1
311 Arsenal Street	1
Canada	4
Other	2
20

Redevelopment – placed into service after January 1, 2023	Properties
20400 Century Boulevard	1
140 First Street	1
2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive	3
9601 and 9603 Medical Center Drive	2
7
Acquisitions after January 1, 2023	Properties
Other	5
5
Unconsolidated real estate JVs	4
Properties held for sale	5
Total properties excluded from Same Properties	62
Same Properties	346
Total properties in North America as of June 30, 2024	408

Comparison of results for the three months ended June 30, 2024 to the three months ended June 30, 2023
The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same
Properties for the three months ended June 30, 2024, compared to the three months ended June 30, 2023 (dollars in thousands). Refer to “Definitions and reconciliations” in Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
Income from rentals:
Same Properties	$464,917	$454,603	$10,314	2.3%
Non-Same Properties	111,918	83,286	28,632	34.4
Rental revenues	576,835	537,889	38,946	7.2

Same Properties	156,945	153,802	3,143	2.0
Non-Same Properties	21,382	12,648	8,734	69.1
Tenant recoveries	178,327	166,450	11,877	7.1

Income from rentals	755,162	704,339	50,823	7.2

Same Properties	377	300	77	25.7
Non-Same Properties	11,195	9,261	1,934	20.9
Other income	11,572	9,561	2,011	21.0

Same Properties	622,239	608,705	13,534	2.2
Non-Same Properties	144,495	105,195	39,300	37.4
Total revenues	766,734	713,900	52,834	7.4

Same Properties	185,721	178,544	7,177	4.0
Non-Same Properties	31,533	33,290	(1,757)	(5.3)
Rental operations	217,254	211,834	5,420	2.6

Same Properties	436,518	430,161	6,357	1.5
Non-Same Properties	112,962	71,905	41,057	57.1
Net operating income	$549,480	$502,066	$47,414	9.4%

Net operating income – Same Properties	$436,518	$430,161	$6,357	1.5%
Straight-line rent revenue	(17,856)	(26,981)	9,125	(33.8)
Amortization of acquired below-market leases	(15,910)	(15,619)	(291)	1.9
Net operating income – Same Properties (cash basis)	$402,752	$387,561	$15,191	3.9%

Income from rentals
Total income from rentals for the three months ended June 30, 2024 increased by $50.8 million, or 7.2%, to $755.2 million, compared to $704.3 million for the three months ended June 30, 2023, as a result of an increase in rental revenues and tenant recoveries, as discussed below.
Rental revenues
Total rental revenues for the three months ended June 30, 2024 increased by $38.9 million, or 7.2%, to $576.8 million, compared to $537.9 million for the three months ended June 30, 2023. The increase was primarily due to an increase in rental revenues from our Non-Same Properties related to 2.7 million RSF of development and redevelopment projects placed into service subsequent to April 1, 2023 and four operating properties aggregating 486,610 RSF acquired subsequent to April 1, 2023.
Rental revenues from our Same Properties for the three months ended June 30, 2024 increased by $10.3 million, or 2.3%, to
$464.9 million, compared to $454.6 million for the three months ended June 30, 2023. The increase was primarily due to rental rate increases on lease renewals and re-leasing of space since April 1, 2023.
Tenant recoveries
Tenant recoveries for the three months ended June 30, 2024 increased by $11.9 million, or 7.1%, to $178.3 million, compared to $166.5 million for the three months ended June 30, 2023. This increase was primarily from our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to April 1, 2023, as discussed above under “Rental revenues.”
Same Properties’ tenant recoveries for the three months ended June 30, 2024 increased by $3.1 million, or 2.0%, to
$156.9 million, compared to $153.8 million for the three months ended June 30, 2023, primarily due to higher operating expenses during the three months ended June 30, 2024, as discussed under “Rental operations” below. As of June 30, 2024, 94% of our leases
(on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.
Rental operations
Total rental operating expenses for the three months ended June 30, 2024 increased by $5.4 million, or 2.6%, to
$217.3 million, compared to $211.8 million for the three months ended June 30, 2023. The increase was primarily due to incremental expenses related to our Same Properties, as discussed below.
Same Properties’ rental operating expenses increased by $7.2 million, or 4.0%, to $185.7 million during the three months ended June 30, 2024, compared to $178.5 million for the three months ended June 30, 2023, primarily as the result of increases in
(i) utility expenses aggregating $4.2 million, due to higher rates, and (ii) property taxes aggregating $3.3 million, primarily due to annual regulatory increases of up to 2% in California and increases from reassessments in values due to sales of partial interests.
Depreciation and amortization
Depreciation and amortization expense for the three months ended June 30, 2024 increased by $17.2 million, or 6.3%, to
$290.7 million, compared to $273.6 million for the three months ended June 30, 2023. The increase was primarily due to additional depreciation from development and redevelopment projects placed into service and properties acquired, as discussed above under
“Rental revenues.”
General and administrative expenses
General and administrative expenses for the three months ended June 30, 2024 decreased by $1.3 million, or 2.7%, to
$44.6 million, compared to $45.9 million for the three months ended June 30, 2023. The decrease was primarily due to reduction in compensation costs due to the resignations of two of our executive officers in the second half of 2023. As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended June 30, 2024 and 2023 were 9.2% and 9.7%, respectively.

Interest expense
Interest expense for the three months ended June 30, 2024 and 2023 consisted of the following (dollars in thousands):

	Three Months Ended June 30,
Component	2024	2023	Change
Gross interest	$126,828	$108,746	$18,082
Capitalized interest	(81,039)	(91,674)	10,635
Interest expense	$45,789	$17,072	$28,717

Average debt balance outstanding(1)	$12,454,474	$11,346,604	$1,107,870
Weighted-average annual interest rate(2)	4.1%	3.8%	0.3%
(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.
The net change in interest expense during the three months ended June 30, 2024, compared to the three months ended June
30, 2023, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$600 million of unsecured senior notes payable due 2054	5.71%	February 2024	$8,440
$400 million of unsecured senior notes payable due 2036	5.38%	February 2024	5,264
Increases in construction borrowings and interest rates under secured notes payable	8.14%		1,145
Higher average outstanding balances and/or rate increases on borrowings under commercial paper program and unsecured senior line of credit			2,382
Other increase in interest			851
Change in gross interest			18,082
Decrease in capitalized interest			10,635
Total change in interest expense			$28,717

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
Impairment of real estate
In 2020 and 2022, we executed purchase agreements for two potential acquisitions in our Greater Boston market, which aggregated 1.4 million of future development RSF. The total purchase price aggregated $366.8 million, and we initially expected to close these acquisitions after 2024. Our intent for each site included the demolition of existing buildings upon expiration of the existing in-place leases and the development of life science properties. During the three months ended June 30, 2024, we decided to no longer proceed with these acquisitions as a result of the current macroeconomic environment that negatively impacted the financial outlooks for these projects. As a result, we recognized impairment charges aggregating $30.8 million, primarily consisting of the pre-acquisition costs related to these potential acquisitions.
During the three months ended June 30, 2023, we recognized real estate impairment charges aggregating $168.6 million, primarily to reduce the carrying amount of a three-building office campus in our Route 128 submarket to its current fair value less costs to sell.

Investment loss
During the three months ended June 30, 2024, we recognized investment loss aggregating $43.7 million. This loss consisted of unrealized losses of $20.2 million primarily resulting from the decrease in fair values of our investments in publicly traded entities and a $44.1 million resulting from reclassifications of unrealized gains recognized in prior periods into realized gains upon the sales of investments during the three months ended June 30, 2024. The investment loss also included realized gains of $33.4 million, partially offset by impairment charges of $12.8 million primarily related to two non-real estate investments in privately held entities that do not report NAV.
During the three months ended June 30, 2023, we recognized an investment loss aggregating $78.3 million, which consisted of $77.9 million of unrealized losses and $371 thousand of realized losses.
For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements in Item 1. For our impairments accounting policy, refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1.
Gain on sales of real estate
During the three months ended June 30, 2023, we recognized $214.8 million of gains related to the completion of six real estate dispositions. The gains were classified in gain on sales of real estate within our consolidated statements of operations for the three months ended June 30, 2023.
Other comprehensive loss
Total other comprehensive loss for the three months ended June 30, 2024 decreased by $7.8 million to aggregate net unrealized losses of $3.9 million, compared to net unrealized gains of $3.9 million for the three months ended June 30, 2023, primarily in connection with the foreign currency translation related to our operations in Canada.

Comparison of results for the six months ended June 30, 2024 to the six months ended June 30, 2023
The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same
Properties for the six months ended June 30, 2024, compared to the six months ended June 30, 2023 (dollars in thousands). Refer to
“Definitions and reconciliations” in Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
Income from rentals:
Same Properties	$910,423	$893,008	$17,415	2.0%
Non-Same Properties	247,812	163,183	84,629	51.9
Rental revenues	1,158,235	1,056,191	102,044	9.7

Same Properties	311,894	303,702	8,192	2.7
Non-Same Properties	40,584	32,395	8,189	25.3
Tenant recoveries	352,478	336,097	16,381	4.9

Income from rentals	1,510,713	1,392,288	118,425	8.5

Same Properties	715	737	(22)	(3.0)
Non-Same Properties	24,414	21,670	2,744	12.7
Other income	25,129	22,407	2,722	12.1

Same Properties	1,223,032	1,197,447	25,585	2.1
Non-Same Properties	312,810	217,248	95,562	44.0
Total revenues	1,535,842	1,414,695	121,147	8.6

Same Properties	366,985	350,672	16,313	4.7
Non-Same Properties	68,583	68,095	488	0.7
Rental operations	435,568	418,767	16,801	4.0

Same Properties	856,047	846,775	9,272	1.1
Non-Same Properties	244,227	149,153	95,074	63.7
Net operating income	$1,100,274	$995,928	$104,346	10.5%

Net operating income – Same Properties	$856,047	$846,775	$9,272	1.1%
Straight-line rent revenue	(32,773)	(51,793)	19,020	(36.7)
Amortization of acquired below-market leases	(30,910)	(30,758)	(152)	0.5
Net operating income – Same Properties (cash basis)	$792,364	$764,224	$28,140	3.7%

Income from rentals
Total income from rentals for the six months ended June 30, 2024 increased by $118.4 million, or 8.5%, to $1.5 billion, compared to $1.4 billion for the six months ended June 30, 2023, as a result of increase in rental revenues and tenant recoveries, as discussed below.
Rental revenues
Total rental revenues for the six months ended June 30, 2024 increased by $102.0 million, or 9.7%, to $1.2 billion, compared to $1.1 billion for the six months ended June 30, 2023. The increase was primarily due to an increase in rental revenues from our Non-
Same Properties related to 3.9 million RSF of development and redevelopment projects placed into service subsequent to January 1,
2023 and five operating properties aggregating 734,353 RSF acquired subsequent to January 1, 2023.
Rental revenues from our Same Properties for the six months ended June 30, 2024 increased by $17.4 million, or 2.0%, to
$910.4 million, compared to $893.0 million for the six months ended June 30, 2023. The increase was primarily due to rental rate increases on lease renewals and re-leasing of space since January 1, 2023.
Tenant recoveries
Tenant recoveries for the six months ended June 30, 2024 increased by $16.4 million, or 4.9%, to $352.5 million, compared to
$336.1 million for the six months ended June 30, 2023. This increase was partially from our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to January 1, 2023, as discussed above under “Rental revenues.”
Same Properties’ tenant recoveries for the six months ended June 30, 2024 increased by $8.2 million, or 2.7%, to
$311.9 million, compared to $303.7 million for the six months ended June 30, 2023, primarily due to higher operating expenses during the six months ended June 30, 2024, as discussed under “Rental operations” below. As of June 30, 2024, 94% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.
Rental operations
Total rental operating expenses for the six months ended June 30, 2024 increased by $16.8 million, or 4.0%, to $435.6 million, compared to $418.8 million for the six months ended June 30, 2023, primarily due to the increase in our Same Properties’ rental operating expenses consisting of (i) the increase in property taxes aggregating $6.5 million, primarily due to annual regulatory increases of up to 2% in California and increases from reassessments in values due to sales of partial interests, (ii) the increase in utilities expenses aggregating $3.3 million, primarily due to higher rates; and (iii) the increase in property insurance expenses aggregating $3.0 million, primarily due to higher insurance premiums.
Depreciation and amortization
Depreciation and amortization expense for the six months ended June 30, 2024 increased by $39.4 million, or 7.3%, to
$578.3 million, compared to $538.9 million for the six months ended June 30, 2023. The increase was primarily due to additional depreciation from development and redevelopment projects placed into service and properties acquired, as discussed above under
“Rental revenues.”
General and administrative expenses
General and administrative expenses for the six months ended June 30, 2024 decreased by $2.4 million, or 2.5%, to
$91.7 million, compared to $94.1 million for the six months ended June 30, 2023. The decrease was primarily due to reduction in compensation costs due to the resignations of two of our executive officers in the second half of 2023. As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended June 30, 2024 and 2023 were 9.2% and 9.7%, respectively.

Interest expense
Interest expense for the six months ended June 30, 2024 and 2023 consisted of the following (dollars in thousands):

	Six Months Ended June 30,
Component	2024	2023	Change
Gross interest	$249,508	$209,570	$39,938
Capitalized interest	(162,879)	(178,744)	15,865
Interest expense	$86,629	$30,826	$55,803

Average debt balance outstanding(1)	$12,260,781	$11,001,895	$1,258,886
Weighted-average annual interest rate(2)	4.1%	3.8%	0.3%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.
The net change in interest expense during the six months ended June 30, 2024, compared to the six months ended June 30,
2023, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$500 million of unsecured senior notes payable due 2053	5.26%	February 2023	$3,225
$500 million of unsecured senior notes payable due 2035	4.88%	February 2023	2,982
$600 million of unsecured senior notes payable due 2054	5.71%	February 2024	12,754
$400 million of unsecured senior notes payable due 2036	5.38%	February 2024	7,954
Increases in construction borrowings and interest rates under secured notes payable	8.14%		2,531
Higher average outstanding balances and/or rate increases on borrowings under commercial paper program and unsecured senior line of credit			8,801
Other increase in interest			1,691
Change in gross interest			39,938
Decrease in capitalized interest			15,865
Total change in interest expense			$55,803
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
Impairment of real estate
In 2020 and 2022, we executed purchase agreements for two potential acquisitions in our Greater Boston market, which aggregated 1.4 million of future development RSF. The total purchase price aggregated $366.8 million, and we initially expected to close these acquisitions after 2024. Our intent for each site included the demolition of existing buildings upon expiration of the existing in-place leases and the development of life science properties. During the three months ended June 30, 2024, we decided to no longer proceed with these acquisitions as a result of the current macroeconomic environment that negatively impacted the financial outlooks for these projects. As a result, we recognized impairment charges aggregating $30.8 million, primarily consisting of the pre-acquisition costs related to these potential acquisitions.
During the six months ended June 30, 2023, we recognized real estate impairment charges aggregating $168.6 million, primarily to reduce the carrying amount of a three-building office campus in our Route 128 submarket to its current fair value less costs to sell.
For more information, refer to “Sales of real estate assets and impairment charges” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1.

Investment loss
During the six months ended June 30, 2024, we recognized an investment loss aggregating $376 thousand. This loss consisted of unrealized losses primarily resulting from the reclassifications of unrealized gains of $35.1 million recognized in prior periods into realized gains upon the realization of investments during the six months ended June 30, 2024. The investment loss also included realized gains of $62.2 million, partially offset by impairment charges of $27.5 million primarily related to non-real estate investments in privately held entities that do not report NAV.
During the six months ended June 30, 2023, we recognized investment loss aggregating $123.4 million, which consisted of
$20.4 million of realized gains and $143.8 million of unrealized losses.
For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements in Item 1. For our impairments accounting policy, refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1.
Gain on sales of real estate
During the six months ended June 30, 2023, we recognized $214.8 million of gains related to the dispositions of six real estate assets. The gains were classified in gain on sales of real estate within our consolidated statement of operations for the six months ended June 30, 2023.
Other comprehensive loss
Total other comprehensive loss for the six months ended June 30, 2024 decreased by $16.0 million to aggregate net unrealized losses of $11.8 million, compared to net unrealized gains of $4.2 million for the six months ended June 30, 2023, primarily in connection with the foreign currency translation related to our operations in Canada.

Summary of capital expenditures
Our construction spending for the six months ended June 30, 2024 and projected spending for the year ending December 31,
2024 consisted of the following (in thousands):

	Six Months Ended June 30, 2024	Projected Midpoint for the Year Ending December 31, 2024
Construction of Class A/A+ properties:
Active construction projects
Under construction and committed near-term projects(1) and projects expected to commence active construction in 2024(2)	$888,641	$1,778,000
Future pipeline pre-construction
Primarily mega campus expansion pre-construction work (entitlement, design, and site work)	257,218	652,000
Revenue- and non-revenue-enhancing capital expenditures	115,659	250,000
Construction spend (before contributions from noncontrolling interests)	1,261,518	2,680,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(176,497)	(430,000)	(3)
Total construction spending	$1,085,021	$2,250,000
2024 guidance range		$1,950,000 – $2,550,000

(1)Includes projects under construction aggregating 4.9 million RSF and one committed near-term project aggregating 492,570 RSF expected to commence construction during the next two years after June 30, 2024, which are 61% leased/negotiating and expected to generate $480 million in incremental annual net operating income primarily commencing from the third quarter of 2024 through the first quarter of 2028.
(2)Includes certain priority anticipated development and redevelopment projects expected to commence active construction in 2024, subject to market conditions and leasing. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 2 for additional details, including value-creation square feet currently included in rental properties.
(3)Represents contractual capital commitments expected from existing consolidated real estate joint venture partners to fund construction.
Projected capital contributions from partners in consolidated real estate joint ventures to fund construction
The following table summarizes projected capital contributions from partners in our existing consolidated joint ventures to fund construction through 2027 (in thousands):

Projected timing	Amount(1)
July 1, 2024 through December 31, 2024	$253,503
2025 through 2027	804,528
Total	$1,058,031

(1)Represents reductions to our consolidated construction spending.
Capitalization of interest
Our construction spending includes capitalized interest. The table below provides key categories of interest capitalized during the six months ended June 30, 2024:

	Six Months Ended June 30, 2024			Upon Completion of Construction
	Average Real Estate Basis Capitalized		Percentage of Total Capitalized Interest	RSF	Potential Growth in Operating RSF
Construction of Class A/A+ properties:
Active construction projects
Under construction and committed near-term projects	$2,723,268		34%	5,432,915	77%
Future pipeline pre-construction
Priority anticipated projects	624,317	(1)	8	2,670,922
Primarily mega campus expansion pre-construction work (entitlement, design, and site work)	3,579,182	(1)	44	27,261,766
Smaller redevelopments and repositioning capital projects	1,123,183		14	N/A
	$8,049,950		100%	35,365,603

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

Projected 2024 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted	As of 7/22/24	As of 4/22/24
Earnings per share(1)	$2.98 to $3.10	$3.60 to $3.72
Depreciation and amortization of real estate assets	5.95	5.95
Impairment of real estate – rental properties and land	0.01	—
Allocation of unvested restricted stock awards	(0.05)	(0.06)
Funds from operations per share(2)	$8.89 to $9.01	$9.49 to $9.61
Unrealized losses (gains) on non-real estate investments	0.20	(0.17)
Impairment of non-real estate investments	0.16	0.09
Impairment of real estate	0.17	—
Allocation to unvested restricted stock awards	(0.01)	—
Funds from operations per share, as adjusted(2)	$9.41 to $9.53	$9.41 to $9.53
Midpoint	$9.47	$9.47

(1)Excludes unrealized gains or losses on non-real estate investments after June 30, 2024 that are required to be recognized in earnings and are excluded from funds from
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

(1)Our assumptions presented in the table above are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under
Part I; “Item 1A. Risk factors”; and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2023, as well as in “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q. To the extent our full-
year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.
(2)Represents realized gains and losses included in funds from operations per share – diluted, as adjusted, and excludes significant impairments realized on non-real estate investments, if any. Refer to Note 7 – “Investments” to our unaudited consolidated financial statements in Item 1 for additional details.

Key Credit Metric Targets(1)
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2024 annualized	Less than or equal to 5.1x
Fixed-charge coverage ratio – fourth quarter of 2024 annualized	Greater than or equal to 4.5x

(1)Refer to “Definitions and reconciliations” in Item 2 for additional information.

Consolidated and unconsolidated real estate joint ventures
We present components of balance sheet and operating results information for the noncontrolling interest share of our consolidated real estate joint ventures and for our share of investments in unconsolidated real estate joint ventures to help investors estimate balance sheet and operating results information related to our partially owned entities. These amounts are estimated by computing, for each joint venture that we consolidate in our financial statements, the noncontrolling interest percentage of each financial item to arrive at the cumulative noncontrolling interest share of each component presented. In addition, for our real estate joint ventures that we do not control and do not consolidate, we apply our economic ownership percentage to the unconsolidated real estate joint ventures to arrive at our proportionate share of each component presented. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for further discussion.

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling(1) Interest Share		Operating RSF at 100%
50 and 60 Binney Street/Greater Boston/Cambridge/Inner Suburbs	66.0%		532,395
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%		388,269
100 and 225 Binney Street and 300 Third Street/Greater Boston/Cambridge/Inner Suburbs	70.0%		870,106
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	25.0%		116,414	(2)
15 Necco Street/Greater Boston/Seaport Innovation District	43.3%		345,996
285, 299, 307, and 345 Dorchester Avenue/Greater Boston/Seaport Innovation District	40.0%		—	(2)
Alexandria Center® for Science and Technology – Mission Bay/San Francisco Bay Area/ Mission Bay(3)	75.0%		999,866
1450 Owens Street/San Francisco Bay Area/Mission Bay	73.7%	(4)	—	(2)
601, 611, 651(2), 681, 685, and 701 Gateway Boulevard/San Francisco Bay Area/ South San Francisco	50.0%		831,326
751 Gateway Boulevard/San Francisco Bay Area/South San Francisco	49.0%		230,592
211(2) and 213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%		300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%		155,685
Alexandria Center® for Life Science – Millbrae/San Francisco Bay Area/South San Francisco	52.3%		—	(2)
3215 Merryfield Row/San Diego/Torrey Pines	70.0%		170,523
Campus Point by Alexandria/San Diego/University Town Center(5)	45.0%		1,342,164
5200 Illumina Way/San Diego/University Town Center	49.0%		792,687
9625 Towne Centre Drive/San Diego/University Town Center	70.0%		163,648
SD Tech by Alexandria/San Diego/Sorrento Mesa(6)	50.0%		884,270
Pacific Technology Park/San Diego/Sorrento Mesa	50.0%		544,352
Summers Ridge Science Park/San Diego/Sorrento Mesa(7)	70.0%		316,531
1201 and 1208 Eastlake Avenue East and 199 East Blaine Street/Seattle/Lake Union	70.0%		321,115
400 Dexter Avenue North/Seattle/Lake Union	70.0%		290,754
800 Mercer Street/Seattle/Lake Union	40.0%		—	(2)

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(8)		Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%		586,208
1401/1413 Research Boulevard/Maryland/Rockville	65.0%	(9)	(10)
1450 Research Boulevard/Maryland/Rockville	73.2%	(9)	42,679
101 West Dickman Street/Maryland/Beltsville	58.2%	(9)	135,423

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
(3)Includes 409 and 499 Illinois Street, 1500 and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(4)During the six months ended June 30, 2024, our equity ownership decreased from 40.6% to 26.3% based on continued funding of construction costs by our joint venture partner and a reallocation of equity to our joint venture partner of $30.2 million from us. The noncontrolling interest share of our joint venture partner is anticipated to increase to 75% and ours to decrease to 25% as our partner contributes additional equity to fund the construction of the project.
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

	Maturity Date		Stated Rate		Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture						Aggregate Commitment	Debt Balance(2)
1401/1413 Research Boulevard	12/23/24		2.70%		3.31%	$28,500	$28,417	65.0%
1655 and 1725 Third Street	3/10/25	(3)	4.50%		4.57%	600,000	599,718	10.0%
101 West Dickman Street	11/10/26		SOFR+1.95%	(4)	7.39%	26,750	18,558	58.2%
1450 Research Boulevard	12/10/26		SOFR+1.95%	(4)	7.45%	13,000	8,598	73.2%
						$668,250	$655,291
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of June 30, 2024.
(3)The unconsolidated joint venture is early in the process of working with prospective lenders to refinance this secured non-recourse loan. In the event that all or a portion of the debt cannot be refinanced, we may consider contributing additional equity into this unconsolidated joint venture. As of June 30, 2024, our investment in this unconsolidated real estate joint venture was $11.2 million.
(4)This loan is subject to a fixed SOFR floor of 0.75%.
The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures as of and for the three and six months ended June 30, 2024 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	June 30, 2024		June 30, 2024
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Total revenues	$111,210	$222,307	$3,156	$6,331
Rental operations	(31,443)	(62,312)	(995)	(2,019)
	79,767	159,995	2,161	4,312
General and administrative	(1,004)	(1,682)	(30)	(70)
Interest	(253)	(469)	(933)	(1,855)
Depreciation and amortization of real estate assets	(31,364)	(62,268)	(1,068)	(2,102)
Fixed returns allocated to redeemable noncontrolling interests(1)	201	402	—	—
	$47,347	$95,978	$130	$285
Straight-line rent and below-market lease revenue	$6,225	$15,534	$248	$530
Funds from operations(2)	$78,711	$158,246	$1,198	$2,387
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

	As of June 30, 2024
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$4,157,101	$124,994
Cash, cash equivalents, and restricted cash	132,692	4,128
Other assets	431,584	12,752
Secured notes payable	(33,581)	(95,547)
Other liabilities	(279,550)	(5,792)
Redeemable noncontrolling interests	(16,440)	—
	$4,391,806	$40,535
During the six months ended June 30, 2024 and 2023, our consolidated real estate joint ventures distributed an aggregate of
$119.9 million and $134.6 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and
Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional information.

Investments
We hold investments in publicly traded companies and privately held entities primarily involved in the life science industry. The tables below summarize components of our investment income (loss) and non-real estate investments (in thousands). Refer to Note 7 –
“Investments” to our unaudited consolidated financial statements in Item 1 for additional information.

	June 30, 2024				Year Ended December 31, 2023
	Three Months Ended		Six Months Ended
Realized gains	$20,578	(1)	$34,704	(1)	$6,078	(2)
Unrealized losses	(64,238)	(3)	(35,080)	(4)	(201,475)	(5)
Investment loss	$(43,660)		$(376)		$(195,397)

	June 30, 2024					December 31, 2023
Investments	Cost		Unrealized Gains	Unrealized Losses	Carrying Amount	Carrying Amount
Publicly traded companies	$201,321		$42,052	$(90,182)	$153,191	$159,566
Entities that report NAV	510,335		162,559	(33,254)	639,640	671,532
Entities that do not report NAV:
Entities with observable price changes	94,509		79,609	(1,007)	173,111	174,268
Entities without observable price changes	389,124		—	—	389,124	368,654
Investments accounted for under the equity method	N/A		N/A	N/A	139,282	75,498
June 30, 2024	$1,195,289	(6)	$284,220	$(124,443)	$1,494,348	$1,449,518

December 31, 2023	$1,177,072		$320,445	$(123,497)	$1,449,518

Public/Private Mix (Cost)	Tenant/Non-Tenant Mix (Cost)

85%
Private
15%
Public
29%
Tenant
71%
Non-Tenant
(1)Consists of realized gains of $33.4 million and $62.2 million, partially offset by impairment charges of $12.8 million and $27.5 million during the three and six months ended June 30, 2024, respectively.
(2)Consists of realized gains of $80.6 million, offset by impairment charges of $74.6 million during the year ended December 31, 2023.
(3)Consists of unrealized losses of $20.2 million primarily resulting from the decrease in fair values of our investments in publicly traded entities and $44.1 million resulting from accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our realization of investments during the three months ended
June 30, 2024.
(4)Primarily relates to the accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our realization of investments during the six months ended June 30, 2024.
(5)Consists of unrealized losses of $111.6 million primarily resulting from the decrease in the fair value of our investments in privately held entities that report NAV and
$89.9 million resulting from accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our sales of investments, during the year ended December 31, 2023.
(6)Represents 2.8% of gross assets as of June 30, 2024. Refer to the definition of “Gross assets” under “Definitions and reconciliations” in Item 2 for additional details.

Liquidity

Liquidity		Minimal Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit

$5.6B		(in millions)

$5,000
$5,000
$5,000
SIGNIFICANT AVAILABILITY
$100
$200
<$200
MINIMAL OUTSTANDING
12/31/23
6/30/24
12/31/24 Target
Remaining amounts available for borrowing under our unsecured senior line of credit
Outstanding balance under our unsecured senior line of credit and/or commercial paper program

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$4,800
Outstanding forward equity sales agreements(1)	27
Cash, cash equivalents, and restricted cash	566
Availability under our secured construction loan	61
Investments in publicly traded companies	153
Liquidity as of June 30, 2024	$5,607

(1)Represents expected net proceeds from the future settlement of 230 thousand shares of common stock under forward equity sales agreements after underwriter discounts.
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

The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; outstanding forward equity sales agreements; cash, cash equivalents, and restricted cash; availability under our secured construction loan; and investments in publicly traded companies as of June 30, 2024 (in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance(1)	Remaining Commitments/ Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	SOFR+0.855%	$5,000,000	$199,552	$4,800,000
Outstanding forward equity sales agreements(2)				27,488
Cash, cash equivalents, and restricted cash				565,853
Construction loan	SOFR+2.70%	$195,300	$134,323	60,652
Investments in publicly traded companies				153,191
Liquidity as of June 30, 2024				$5,607,184
(1)Represents outstanding principal, net of unamortized deferred financing costs, as of June 30, 2024.
(2)Represents expected net proceeds from the future settlement of 230 thousand shares of common stock under forward equity sales agreements after underwriter discounts.
Cash, cash equivalents, and restricted cash
As of June 30, 2024 and December 31, 2023, we had $565.9 million and $660.8 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash provided by operating activities, proceeds from real estate asset sales, sales of partial interests, strategic real estate joint ventures, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured senior notes payable, borrowings under our secured construction loans, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.
Cash flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net cash provided by operating activities	$752,954	$784,043	$(31,089)
Net cash used in investing activities	$(1,468,479)	$(1,434,101)	$(34,378)
Net cash provided by financing activities	$620,460	$752,558	$(132,098)
Operating activities
Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the six months ended June 30, 2024 decreased by $31.1 million to $753.0 million, compared to $784.0 million for the six months ended June 30, 2023, primarily as a result of fluctuations in working capital due to timing differences.

Investing activities
Cash used in investing activities for the six months ended June 30, 2024 and 2023 consisted of the following (in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2024	2023
Sources of cash from investing activities:
Proceeds from sales of real estate	$16,670	$592,630	$(575,960)
Sales of and distributions from non-real estate investments	86,008	109,335	(23,327)
Change in escrow deposits	—	13,663	(13,663)
	102,678	715,628	(612,950)
Uses of cash for investing activities:
Purchases of real estate	201,049	233,317	(32,268)
Additions to real estate	1,241,214	1,812,241	(571,027)
Change in escrow deposits	2,473	—	2,473
Investments in unconsolidated real estate joint ventures	3,713	332	3,381
Additions to non-real estate investments	122,708	103,839	18,869
	1,571,157	2,149,729	(578,572)

Net cash used in investing activities	$1,468,479	$1,434,101	$34,378
The increase in net cash used in investing activities for the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to a decrease in cash used for real estate purchases and additions, partially offset by lower proceeds from sales of real estate. Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in
Item 1 for additional information.
Financing activities
Cash flows provided by financing activities for the six months ended June 30, 2024 and 2023 consisted of the following
(in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Borrowings under secured notes payable	$14,974	$32,550	$(17,576)
Proceeds from issuance of unsecured senior notes payable	998,806	996,205	2,601
Borrowings under unsecured senior line of credit	—	375,000	(375,000)
Repayments of borrowings under unsecured senior line of credit	—	(375,000)	375,000
Proceeds from issuances under commercial paper program	5,006,950	1,705,000	3,301,950
Repayments of borrowings under commercial paper program	(4,906,950)	(1,705,000)	(3,201,950)
Payments of loan fees	(10,118)	(10,113)	(5)
Changes related to debt	1,103,662	1,018,642	85,020

Contributions from and sales of noncontrolling interests	159,644	299,531	(139,887)
Distributions to and purchases of noncontrolling interests	(171,871)	(134,617)	(37,254)
Dividends on common stock	(443,958)	(418,477)	(25,481)
Taxes paid related to net settlement of equity awards	(27,017)	(12,521)	(14,496)
Net cash provided by financing activities	$620,460	$752,558	$(132,098)

Capital resources
We expect that our principal liquidity needs for the year ending December 31, 2024 will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	2024 Guidance			Certain Completed Items
	Range		Midpoint
Sources of capital:
Incremental debt	$885	$885	$885	See below
Net cash provided by operating activities after dividends	400	500	450
Dispositions, sales of partial interests, and common equity(1)	1,050	2,050	1,550	(1)
Total sources of capital	$2,335	$3,435	$2,885

Uses of capital:
Construction	$1,950	$2,550	$2,250
Acquisitions	250	750	500	$202
Ground lease prepayment(2)	135	135	135
Total uses of capital	$2,335	$3,435	$2,885

Incremental debt (included above):
Issuance of unsecured senior notes payable(3)	$1,000	$1,000	$1,000	$1,000	(3)
Unsecured senior line of credit, commercial paper program, and other	(115)	(115)	(115)
Incremental debt	$885	$885	$885
(1)Refer to “Dispositions and sales of partial interests” in Item 2 for additional detail. We expect to continue pursuing our strategy to fund a significant portion of our capital requirements for the year ending December 31, 2024 with dispositions and sales of partial interests in properties not integral to our mega campus strategy and are actively pursuing several dispositions and partial interest sale opportunities. As of the date of this report, we completed dispositions aggregating $77.2 million, have additional pending transactions subject to letters of intent or purchase and sale agreement negotiations aggregating $806.7 million, and entered into new forward equity sales agreements aggregating $27.8 million, which, in aggregate, represents 59% of the $1.55 billion midpoint of our guidance range.
(2)Refer to Note 16 – “Subsequent events” to our unaudited consolidated financial statements in Item 1 for additional information.
(3)Represents $1.0 billion of unsecured senior notes payable issued in February 2024. Subject to market conditions, we may seek additional opportunities in 2024 to fund the repayment of our $600.0 million of 3.45% unsecured senior notes payable due on April 30, 2025 through issuance of additional unsecured senior notes payable, which is not assumed in our current 2024 guidance.
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
Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2023; as well as in “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-
Q. We expect to update our forecast for key sources and uses of capital on a quarterly basis.

Sources of capital
Net cash provided by operating activities after dividends
We expect to retain $400 million to $500 million of net cash flows from operating activities after payment of common stock dividends, and distributions to noncontrolling interests for the year ending December 31, 2024. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. For the year ending December 31, 2024, we expect our recently delivered projects, our highly pre-leased value-creation projects expected to be delivered, contributions from
Same Properties, and recently acquired income-producing properties to contribute increases in income from rentals, net operating income, and cash flows. We anticipate contractual near-term growth in annual net operating income (cash basis) of $80 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to “Cash flows” in Item 2 for a discussion of cash flows provided by operating activities for the six months ended
June 30, 2024.
Debt
We expect to fund a portion of our capital needs for 2024 from issuances under our commercial paper program, issuances of unsecured senior notes payable, borrowings under our unsecured senior line of credit, and borrowings under our secured construction loan.
As of June 30, 2024, our unsecured senior line of credit had aggregate commitments of $5.0 billion and bore an interest rate of
SOFR plus 0.855%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.145%
based on the aggregate commitments outstanding. Based upon our ability to achieve certain annual sustainability targets, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.
Based on certain sustainability metrics achieved in accordance with the terms of our unsecured senior line of credit agreement, the borrowing rate was reduced for a one-year period by two basis points to SOFR plus 0.855%, from SOFR plus 0.875%, and the facility fee was reduced by 0.5 basis point to 0.145% from 0.15%. As of June 30, 2024, we had no outstanding balance on our unsecured line of credit.
In July 2024, we executed an agreement with the lender group to amend and restate our unsecured senior line of credit to, among other changes, extend the maturity date from January 22, 2028 to January 22, 2030, including extension options that we control.
We expect that the amendment and restatement will become effective in September 2024 upon the satisfaction of certain conditions.
Our commercial paper program provides us with the ability to issue up to $2.5 billion of commercial paper notes with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance under our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit. The commercial paper notes sold during the six months ended June 30, 2024 were issued at a weighted-average yield to maturity of 5.59%. As of June 30, 2024, we had an outstanding balance of $199.6 million under our commercial paper program with a weighted-average interest rate of 5.57%.
In February 2024, we issued $1.0 billion of unsecured senior notes payable with a weighted-average interest rate of 5.48%
and a weighted-average maturity of 23.1 years. The unsecured senior notes consisted of $400.0 million of 5.25% unsecured senior notes due 2036 and $600.0 million of 5.625% unsecured senior notes due 2054.

The following table presents our average debt outstanding and weighted-average interest rates during the three and six months ended June 30, 2024 (dollars in thousands):

	Average Debt Outstanding		Weighted-Average Interest Rate
	June 30, 2024		June 30, 2024
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Long-term fixed-rate debt	$12,171,633	$11,927,318	3.79%	3.75%
Short-term variable-rate unsecured senior line of credit and commercial paper program debt	335,917	433,681	5.56	5.61
Blended average interest rate	12,507,550	12,360,999	3.84	3.82
Loan fee amortization and annual facility fee related to unsecured senior line of credit	N/A	N/A	0.12	0.12
Total/weighted average	$12,507,550	$12,360,999	3.96%	3.94%
Real estate dispositions, sales of partial interests, and issuances of common equity
We expect to continue to focus on the disciplined execution of select sales of real estate. Future sales will provide an important source of capital to fund a portion of pending and recently completed acquisitions and our highly leased value-creation development and redevelopment projects, and also provide significant capital for growth. In addition, we may also consider additional sales of partial interests in core Class A/A+ properties and/or development projects. For the year ending December 31, 2024, we expect real estate dispositions, sales of partial interests, and issuances of common equity to range from $1.1 billion to $2.1 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.
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
Common equity transactions
During the three months ended June 30, 2024, we entered into new forward equity sales agreements aggregating
$27.8 million to sell 230 thousand shares of common stock under our ATM program at an average price of $122.32 (before underwriting discounts). We expect to settle these forward equity sales agreements in 2024. As of June 30, 2024, the remaining aggregate amount available under our ATM program for future sales of common stock was $1.47 billion.
Other sources
As a well-known seasoned issuer, we may, from time to time, issue securities at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.
Additionally, we, together with joint venture partners, hold interests in real estate joint ventures that we consolidate in our financial statements. These existing joint ventures provide significant equity capital to fund a portion of our future construction spend, and our joint venture partners may also contribute equity into these entities for financing-related activities. From July 1, 2024 through
December 31, 2027, we expect to receive capital contributions aggregating $1.1 billion from existing consolidated real estate joint venture partners to fund construction. During the year ending December 31, 2024, contributions from noncontrolling interests from existing joint venture partners are expected to aggregate $430.0 million.

Uses of capital
Summary of capital expenditures
One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties.
We currently have projects in our value-creation pipeline aggregating 5.3 million RSF of Class A/A+ properties undergoing construction and one committed near-term project expected to commence construction in the next two years, and 2.4 million RSF of priority anticipated development and redevelopment projects. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to “New Class A/A+
development and redevelopment properties: current projects” and “Summary of capital expenditures” in Item 2 for more information on our capital expenditures.
We capitalize interest cost as a cost of the project only during the period in which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the six months ended June 30, 2024 and 2023 of $162.9 million and $178.7 million, respectively, was classified in investments in real estate in our consolidated balance sheets. The decrease in capitalized interest was related to a lower weighted-
average capitalized cost basis of $8.0 billion for the six months ended June 30, 2024, as compared to $9.4 billion for the six months ended June 30, 2023, partially offset by an increase in weighted-average interest rate used to capitalize interest to 3.94% for the six months ended June 30, 2024 from 3.73% for the six months ended June 30, 2023.
Property taxes, insurance on real estate, and indirect project costs, such as construction, administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect costs related to development, redevelopment, pre-construction, and construction projects, aggregating $52.1 million and $50.3 million, and property taxes, insurance on real estate, and indirect project costs aggregating $63.0 million and $63.0 million during the six months ended June 30, 2024 and
2023, respectively.
Our capitalized costs for the six months ended June 30, 2024, compared to the same period in 2023, were consistent primarily due to relative consistency in the size of our value-creation pipeline during these periods. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct and indirect project costs related to the asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.
Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $27.8 million for the six months ended June 30, 2024.
We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the six months ended
June 30, 2024, we capitalized total initial direct leasing costs of $47.0 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.
Acquisitions
During the six months ended June 30, 2024, the purchase price of our completed acquisitions aggregated $201.8 million. As of
June 30, 2024, the total purchase price of our pending acquisitions under executed letters of intent or purchase and sale agreements that are expected to be completed in 2024 aggregated $47.6 million. For the year ending December 31, 2024, we expect real estate acquisitions to range from $250 million to $750 million.
Refer to “Acquisitions” in Note 3 – “Investments in real estate” and to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1, and “Acquisitions” in Item 2 for information on our acquisitions.

Dividends
During the six months ended June 30, 2024 and 2023, we paid common stock dividends of $444.0 million and $418.5 million, respectively. The increase of $25.5 million in dividends paid on our common stock during the six months ended June 30, 2024, compared to the six months ended June 30, 2023, was primarily due to an increase in the number of common shares outstanding subsequent to January 1, 2023 as a result of settled forward equity sales agreements, and an increase in the related dividends paid to
$2.54 per common share during the six months ended June 30, 2024 from $2.42 per common share during the six months ended June
30, 2023.
Secured notes payable
Secured notes payable as of June 30, 2024 consisted of three notes secured by two properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 8.13%. As of
June 30, 2024, the total book value of our investments in real estate securing debt was approximately $356.9 million. As of June 30,
2024, our secured notes payable, including unamortized discounts and deferred financing costs, comprised approximately
$619 thousand and $134.3 million of fixed-rate debt and unhedged variable-rate debt, respectively.
As of June 30, 2024, our unconsolidated real estate joint venture, in which we hold a 10% ownership interest, located at 1655 and 1725 Third Street in our Mission Bay submarket, has a $600.0 million secured loan outstanding maturing on March 10, 2025. The unconsolidated real estate joint venture is early in the process of working with prospective lenders to refinance this debt. In the event that all or a portion of the debt cannot be refinanced, we may consider contributing additional equity into this unconsolidated real estate joint venture.
Unsecured senior notes payable and unsecured senior line of credit
The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of June 30, 2024 were as follows:

Covenant Ratios(1)	Requirement	June 30, 2024
Total Debt to Total Assets	Less than or equal to 60%	30%
Secured Debt to Total Assets	Less than or equal to 40%	0.3%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	13.2x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	328%
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
and (ii) incur certain secured or unsecured indebtedness.
The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of June 30, 2024 were as follows:

Covenant Ratios(1)	Requirement	June 30, 2024
Leverage Ratio	Less than or equal to 60.0%	29.2%
Secured Debt Ratio	Less than or equal to 45.0%	0.2%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	4.01x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	15.84x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.
Estimated interest payments
Estimated interest payments on our fixed-rate debt are calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of June 30, 2024, 97.3% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements in
Item 1.

Ground lease obligations
Ground lease obligations as of June 30, 2024 included leases for 36 of our properties and accounted for approximately 9% of our total number of properties.
Among these 36 properties, 17 properties are subject to ground leases with a weighted-average remaining lease term of
42 years, including extension options that we are reasonably certain to exercise. These leases are with a single lessor in our Greater
Stanford submarket, with whom we have extended three ground leases over the past 10 years.
Our remaining 19 properties subject to ground leases are located across multiple submarkets and have remaining lease terms ranging from approximately 41 to 98 years. The weighted-average remaining lease term of these ground leases is 69 years, including extension options that we are reasonably certain to exercise.
In many cases, we seek to extend our ground leases well ahead of their scheduled contractual expirations. If we are successful in extending ground leases, we could see significant up-front or increased recurring future payments to the ground lessor and/or increased ground lease expense, which may require us to increase our capital funding needs.
Operating lease agreements
As of June 30, 2024, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $811.0 million and $26.1 million, respectively. We are required to recognize a right-of-use asset and a related liability to account for our future obligations under operating lease arrangements in which we are the lessee. The operating lease liability is measured based on the present value of the remaining lease payments, including payments during the term under our extension options that we are reasonably certain to exercise. The right-of-use asset is equal to the corresponding operating lease liability, adjusted for the initial direct leasing cost and any other consideration exchanged with the landlord prior to the commencement of the lease, as well as adjustments to reflect favorable or unfavorable terms of an acquired lease when compared with market terms at the time of acquisition. As of June 30, 2024, the present value of the remaining contractual payments aggregating $837.1 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $379.2 million, which was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets. As of June 30, 2024, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 41 years, including extension options that we are reasonably certain to exercise, and the weighted-average discount rate was 4.6%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $510.1 million. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to “Lease accounting” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1 for additional information.
In July 2024, we executed an amendment to our existing ground lease agreement at the Alexandria Technology Square® mega campus aggregating 1.2 million RSF in our Cambridge submarket to extend the term by 24 years from January 1, 2065 to
December 31, 2088. The amendment requires that we prepay our entire rent obligation for the extended lease term aggregating $270.0 million in two equal installments during the fourth quarter of 2024 and the first quarter of 2025. This amount will be amortized on a straight-line basis over the remaining lease term from July 2024 through December 2088, and the amended operating lease will result in an incremental annual rent expense of approximately $3.6 million.
Alexandria Technology Square® is a foundational mega campus in the heart of the global life science ecosystem in Cambridge and is the Greater Boston base of operations of key strategic tenants such as Novartis AG, GlaxoSmithKline plc, Massachusetts
Institute of Technology, and Mass General Brigham. Securing this ground lease through December 2088 significantly enhances the long-term value of our investment in this critical mega campus.
Commitments
As of June 30, 2024, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.5 billion. In addition, we may be required to incur construction costs associated with future development projects aggregating 643,331 RSF pursuant to an agreement whereby our counterparty may elect to execute future lease agreements on mutually agreeable terms. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain projects, which would result in the reduction of our commitments.
As of June 30, 2024, the purchase price of pending acquisitions expected to be completed in 2024, which are under executed letters of intent or purchase and sale agreements, aggregated $47.6 million. In addition, we have letters of credit and performance obligations aggregating $29.5 million primarily related to our development and redevelopment projects.

We are committed to funding approximately $432.3 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV and expire at various dates over the next 12 years, with a weighted-average expiration of 8.3 years as of June 30, 2024.
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
Foreign currency translation gains and losses
The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate
Equities, Inc.’s stockholders during the six months ended June 30, 2024 primarily due to the changes in the foreign exchange rates for our real estate investments in Canada (in thousands). We reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

Total
Balance as of December 31, 2023	$(15,896)

Other comprehensive loss before reclassifications	(11,814)
Net other comprehensive loss	(11,814)

Balance as of June 30, 2024	$(27,710)
Inflation
As of June 30, 2024, approximately 94% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 96% of our leases (on an annual rental revenue basis) contained effective annual rent escalations that were either fixed (generally ranging from 3.0% to 3.5%) or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of our variable-rate borrowings, including borrowings under our unsecured senior line of credit and commercial paper program, issuances of unsecured senior notes payable, and borrowings under our secured construction loans, and secured loans held by our unconsolidated real estate joint ventures.

Issuer and guarantor subsidiary summarized financial information
Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor
Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents, on a combined basis, balance sheet information as of June 30, 2024 and December 31, 2023, and results of operations and comprehensive income for the six months ended June 30, 2024 and year ended December 31, 2023 for the Issuer and the Guarantor Subsidiary. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the
Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the
Guarantor Subsidiary generally based on legal entity ownership.
The following tables present combined summarized financial information as of June 30, 2024 and December 31, 2023 and for
the six months ended June 30, 2024 and year ended December 31, 2023 for the Issuer and Guarantor Subsidiary. Amounts provided do not represent our total consolidated amounts (in thousands):

	June 30, 2024	December 31, 2023
Assets:
Cash, cash equivalents, and restricted cash	$181,951	$210,755
Other assets	123,797	115,373
Total assets	$305,748	$326,128

Liabilities:
Unsecured senior notes payable	$12,089,561	$11,096,028
Unsecured senior line of credit and commercial paper	199,552	99,952
Other liabilities	531,118	504,659
Total liabilities	$12,820,231	$11,700,639

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Total revenues	$30,900	$54,230
Total expenses	(176,987)	(273,990)
Net loss	(146,087)	(219,760)
Net income attributable to unvested restricted stock awards	(7,444)	(11,195)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(153,531)	$(230,955)

As of June 30, 2024, 393 of our 408 properties were held indirectly by the REIT’s wholly owned consolidated subsidiary,
Alexandria Real Estate Equities, L.P.
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
We compute funds from operations, as adjusted, as funds from operations calculated in accordance with the Nareit White
Paper, excluding significant gains, losses, and impairments realized on non-real estate investments, unrealized gains or losses on non-
real estate investments, impairment of real estate primarily consisting of pre-acquisition costs incurred in connection with acquisitions we decided to no longer pursue, gains or losses on early extinguishment of debt, significant termination fees, acceleration of stock compensation expense due to the resignations of executive officers, deal costs, the income tax effect related to such items, and the amount of such items that is allocable to our unvested restricted stock awards. We compute the amount that is allocable to our unvested restricted stock awards using the two-class method. Under the two-class method, we allocate net income (after amounts attributable to noncontrolling interests) to common stockholders and to unvested restricted stock awards by applying the respective weighted-average shares outstanding during each quarter-to-date and year-to-date period. This may result in a difference of the summation of the quarter-to-date and year-to-date amounts. Neither funds from operations nor funds from operations, as adjusted, should be considered as alternatives to net income (determined in accordance with GAAP) as indications of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as measures of liquidity, nor are they indicative of the availability of funds for our cash needs, including our ability to make distributions.
The following table reconciles net income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three and six months ended
June 30, 2024 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	June 30, 2024		June 30, 2024
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Net income	$47,347	$95,978	$130	$285
Depreciation and amortization of real estate assets	31,364	62,268	1,068	2,102
Funds from operations	$78,711	$158,246	$1,198	$2,387

The following tables present a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities,
Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three and six months ended June 30, 2024 and 2023 (in thousands, except per share amounts). Per share amounts may not add due to rounding.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024		2023	2024	2023
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$42,917		$87,260	$209,803	$162,516
Depreciation and amortization of real estate assets	288,118		270,026	573,068	532,150
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(31,364)		(28,220)	(62,268)	(56,398)
Our share of depreciation and amortization from unconsolidated real estate JVs	1,068		855	2,102	1,714
Gain on sales of real estate	—		(214,810)	(392)	(214,810)
Impairment of real estate – rental properties and land	2,182		166,602	2,182	166,602
Allocation to unvested restricted stock awards	(1,305)		(872)	(4,736)	(2,220)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(1)	301,616		280,841	719,759	589,554
Unrealized losses on non-real estate investments	64,238		77,897	35,080	143,752
Impairment of non-real estate investments	12,788	(2)	22,953	27,486	22,953
Impairment of real estate	28,581	(3)	1,973	28,581	1,973
Allocation to unvested restricted stock awards	(1,738)		(1,285)	(1,528)	(2,164)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$405,485		$382,379	$809,378	$756,068
(1)Calculated in accordance with standards established by the Nareit Board of Governors.
(2)Related to non-real estate investments in privately held entities that do not report NAV. Refer to Note 7 – “Investments” to our unaudited consolidated financial statements in Item 1 for additional information.
(3)Refer to “Sales of real estate assets and impairment charges” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1 for additional information.

	Three Months Ended June 30,		Six Months Ended June 30,
(Per share)	2024	2023	2024	2023
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$0.25	$0.51	$1.22	$0.95
Depreciation and amortization of real estate assets	1.50	1.42	2.98	2.80
Gain on sales of real estate	—	(1.26)	—	(1.26)
Impairment of real estate – rental properties and land	0.01	0.98	0.01	0.98
Allocation to unvested restricted stock awards	(0.01)	(0.01)	(0.02)	(0.02)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	1.75	1.64	4.19	3.45
Unrealized losses on non-real estate investments	0.37	0.46	0.20	0.84
Impairment of non-real estate investments	0.08	0.13	0.16	0.13
Impairment of real estate	0.17	0.02	0.17	0.02
Allocation to unvested restricted stock awards	(0.01)	(0.01)	(0.01)	(0.01)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$2.36	$2.24	$4.71	$4.43

Weighted-average shares of common stock outstanding – diluted(1)	172,013	170,864	171,981	170,824
(1)Refer to “Weighted-average shares of common stock outstanding – diluted” in this section for additional information.

Adjusted EBITDA and Adjusted EBITDA margin
We use Adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-
making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization (“EBITDA”), excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, impairments of real estate, and significant termination fees.
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

The following table reconciles net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and calculates the Adjusted EBITDA margin for the three and six months ended June 30,
2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$94,049	$133,705	$313,225	$255,398
Interest expense	45,789	17,072	86,629	30,826
Income taxes	1,182	2,251	2,946	3,382
Depreciation and amortization	290,720	273,555	578,274	538,857
Stock compensation expense	14,507	15,492	31,632	31,978
Gain on sales of real estate	—	(214,810)	(392)	(214,810)
Unrealized losses on non-real estate investments	64,238	77,897	35,080	143,752
Impairment of real estate	30,763	168,575	30,763	168,575
Impairment of non-real estate investments	12,788	22,953	27,486	22,953
Adjusted EBITDA	$554,036	$496,690	$1,105,643	$980,911

Total revenues	$766,734	$713,900	$1,535,842	$1,414,695

Adjusted EBITDA margin	72%	70%	72%	69%
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
Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of June 30, 2024, approximately
94% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our
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
The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and computes fixed-charge coverage ratio for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Adjusted EBITDA	$554,036	$496,690	$1,105,643	$980,911

Interest expense	$45,789	$17,072	$86,629	$30,826
Capitalized interest	81,039	91,674	162,879	178,744
Amortization of loan fees	(4,146)	(3,729)	(8,288)	(7,368)
Amortization of debt discounts	(328)	(304)	(646)	(592)
Cash interest and fixed charges	$122,354	$104,713	$240,574	$201,610

Fixed-charge coverage ratio:
– quarter annualized	4.5x	4.7x	4.6x	4.9x
– trailing 12 months	4.6x	4.9x	4.6x	4.9x
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
Gross assets
Gross assets are calculated as total assets plus accumulated depreciation as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Total assets	$37,847,865	$36,771,402
Accumulated depreciation	5,457,414	4,985,019
Gross assets	$43,305,279	$41,756,421

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

Investment-grade or publicly traded large cap tenants
Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended June 30, 2024, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Investors Service and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decrease below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.
Investments in real estate
The following table presents our value-creation pipeline of new Class A/A+ development and redevelopment projects, excluding properties held for sale, as a percentage of gross assets as of June 30, 2024:

Percentage of Gross Assets
Under construction projects and one committed near-term project expected to commence construction in the next two years (61% leased/negotiating)	9%
Income-producing/potential cash flows/covered land play(1)	7%
Land	5%

(1)Includes projects with existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses. These projects aggregated 1.0% of annual rental revenue as of June 30, 2024 and are included in our industry mix chart as targeted for a future change in use. Refer to “High-quality and diverse client base” in Item 2 for additional information.

The square footage presented in the table below is classified as operating as of June 30, 2024. These lease expirations or vacant space at recently acquired properties represent future opportunities for which we have the intent, subject to market conditions and leasing, to commence first-time conversion from non-laboratory space to laboratory space, or to commence future ground-up development:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2024	2025	Thereafter(1)	Total
Committed near-term project:
4161 Campus Point Court/University Town Center	Dev	—	159,884	—	159,884

Priority anticipated projects:
311 Arsenal Street/Cambridge/Inner Suburbs	Redev	—	25,312	—	25,312
269 East Grand Avenue/South San Francisco	Redev	107,250	—	—	107,250
3301 Monte Villa Parkway/Bothell	Redev	—	50,552	—	50,552
1020 Red River Street/Austin	Redev	—	126,034	—	126,034
		107,250	201,898	—	309,148
Future projects:
100 Edwin H. Land Boulevard/Cambridge	Dev	104,500	—	—	104,500
446, 458, 500, and 550 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	376,698	376,698
Other/Greater Boston	Redev	—	—	167,549	167,549
1122 and 1150 El Camino Real/South San Francisco	Dev	—	—	375,232	375,232
3875 Fabian Way/Greater Stanford	Dev	—	—	228,000	228,000
2100, 2200, and 2400 Geng Road/Greater Stanford	Dev	—	—	78,501	78,501
960 Industrial Road/Greater Stanford	Dev	—	—	112,590	112,590
Campus Point by Alexandria/University Town Center	Dev	226,144	109,164	—	335,308
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	686,290	686,290
830 4th Avenue South/SoDo	Dev	—	—	42,380	42,380
Other/Seattle	Dev	—	—	76,559	76,559
100 Capitola Drive/Research Triangle	Dev	—	—	34,527	34,527
1001 Trinity Street/Austin	Dev	—	72,938	—	72,938
Canada	Redev	—	—	247,743	247,743
		330,644	182,102	2,426,069	2,938,815
		437,894	543,884	2,426,069	3,407,847
(1)Includes vacant square footage as of June 30, 2024.

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
Mega campus
Mega campuses are cluster campuses that consist of approximately 1 million RSF or more, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. The following table reconciles our annual rental revenue and value-creation pipeline RSF as of June 30, 2024 (dollars in thousands):

	Annual Rental Revenue	Value-Creation Pipeline RSF
Mega campus	$1,649,514	21,944,200
Non-mega campus	567,461	10,013,556
Total	$2,216,975	31,957,756

Mega campus as a percentage of annual rental revenue and of total value-creation pipeline RSF	74%	69%
Net cash provided by operating activities after dividends
Net cash provided by operating activities after dividends includes the deduction for distributions to noncontrolling interests. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences.

Net debt and preferred stock to Adjusted EBITDA
Net debt and preferred stock to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure of evaluating our balance sheet leverage. Net debt and preferred stock is equal to the sum of total consolidated debt less cash, cash equivalents, and restricted cash, plus preferred stock outstanding as of the end of the period. Refer to “Adjusted
EBITDA and Adjusted EBITDA margin” in this section for further information on the calculation of Adjusted EBITDA.
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
The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of June 30,
2024 and December 31, 2023 (dollars in thousands):

	June 30, 2024	December 31, 2023
Secured notes payable	$134,942	$119,662
Unsecured senior notes payable	12,089,561	11,096,028
Unsecured senior line of credit and commercial paper	199,552	99,952
Unamortized deferred financing costs	81,942	76,329
Cash and cash equivalents	(561,021)	(618,190)
Restricted cash	(4,832)	(42,581)
Preferred stock	—	—
Net debt and preferred stock	$11,940,144	$10,731,200

Adjusted EBITDA:
– quarter annualized	$2,216,144	$2,094,988
– trailing 12 months	$2,122,250	$1,997,518

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.4x	5.1x
– trailing 12 months	5.6x	5.4x

Net operating income, net operating income (cash basis), and operating margin
The following table reconciles net income to net operating income and net operating income (cash basis) and computes operating margin for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$94,049	$133,705	$313,225	$255,398

Equity in earnings of unconsolidated real estate joint ventures	(130)	(181)	(285)	(375)
General and administrative expenses	44,629	45,882	91,684	94,078
Interest expense	45,789	17,072	86,629	30,826
Depreciation and amortization	290,720	273,555	578,274	538,857
Impairment of real estate	30,763	168,575	30,763	168,575
Gain on sales of real estate	—	(214,810)	(392)	(214,810)
Investment loss	43,660	78,268	376	123,379
Net operating income	549,480	502,066	1,100,274	995,928
Straight-line rent revenue	(48,338)	(29,335)	(96,589)	(62,526)
Amortization of acquired below-market leases	(22,515)	(24,789)	(52,855)	(46,425)
Net operating income (cash basis)	$478,627	$447,942	$950,830	$886,977

Net operating income (cash basis) – annualized	$1,914,508	$1,791,768	$1,901,660	$1,773,954

Net operating income (from above)	$549,480	$502,066	$1,100,274	$995,928
Total revenues	$766,734	$713,900	$1,535,842	$1,414,695
Operating margin	72%	70%	72%	70%
Net operating income is a non-GAAP financial measure calculated as net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding equity in the earnings of our unconsolidated real estate joint ventures, general and administrative expenses, interest expense, depreciation and amortization, impairments of real estate, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and investment income or loss. We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe net operating income is a useful measure for investors to evaluate the operating performance of our consolidated real estate assets. Net operating income on a cash basis is net operating income adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease revenue adjustments required by GAAP. We believe that net operating income on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent revenue and the amortization of acquired above- and below-
market leases.

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
Operating statistics
We present certain operating statistics related to our properties, including number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations as of the end of the period. We believe these measures are useful to investors because they facilitate an understanding of certain trends for our properties. We compute the number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations at 100% for all properties in which we have an investment, including properties owned by our consolidated and unconsolidated real estate joint ventures. For operating metrics based on annual rental revenue, refer to “Annual rental revenue” in this section.
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
We classify rental revenues and tenant recoveries generated through the leasing of real estate assets within revenues in income from rentals in our consolidated statements of operations. We provide investors with a separate presentation of rental revenues and tenant recoveries in “Results of operations” in Item 2 because we believe it promotes investors’ understanding of our operating results. We believe that the presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect to net income for any significant variability to components of our operating expenses.
The following table reconciles income from rentals to tenant recoveries for the three and six months ended June 30, 2024 and
2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income from rentals	$755,162	$704,339	$1,510,713	$1,392,288
Rental revenues	(576,835)	(537,889)	(1,158,235)	(1,056,191)
Tenant recoveries	$178,327	$166,450	$352,478	$336,097
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
The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unencumbered net operating income	$544,268	$500,923	$1,091,098	$993,783
Encumbered net operating income	5,212	1,143	9,176	2,145
Total net operating income	$549,480	$502,066	$1,100,274	$995,928
Unencumbered net operating income as a percentage of total net operating income	99.1%	99.8%	99.2%	99.8%
Weighted-average shares of common stock outstanding – diluted
From time to time, we enter into capital market transactions, including forward equity sales agreements (“Forward
Agreements”), to fund acquisitions, to fund construction of our highly leased development and redevelopment projects, and for general working capital purposes. We are required to consider the potential dilutive effect of our Forward Agreements under the treasury stock method while the Forward Agreements are outstanding. As of June 30, 2024, we had Forward Agreements outstanding to sell an aggregate of 230 thousand shares of common stock. Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements in Item 1 for additional information.

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three and six months ended June 30, 2024 and 2023 are calculated as follows. Also shown are the weighted-average unvested shares associated with restricted stock awards used in calculating the amounts allocable to unvested stock award holders for each of the respective periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic shares for earnings per share	172,013	170,864	171,981	170,824
Forward Agreements	—	—	—	—
Diluted shares for earnings per share	172,013	170,864	171,981	170,824

Basic shares for funds from operations per share and funds from operations per share, as adjusted	172,013	170,864	171,981	170,824
Forward Agreements	—	—	—	—
Diluted shares for funds from operations per share and funds from operations per share, as adjusted	172,013	170,864	171,981	170,824

Weighted-average unvested restricted shares used in calculating the allocations of net income, funds from operations, and funds from operations, as adjusted	2,878	2,163	2,933	2,219

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.
In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of June 30, 2024, we did not have any outstanding interest rate hedge agreements.
Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates, assuming a zero percent interest rate floor, on our fixed- and variable-rate debt as of June 30, 2024 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(653)
Rate decrease of 1%	$653

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(774,018)
Rate decrease of 1%	$885,119
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
not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of June 30, 2024 (in thousands):

Equity price risk:
Fair value increase of 10%	$149,435
Fair value decrease of 10%	$(149,435)

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
relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of June 30, 2024 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$71
Rate decrease of 10%	$(71)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$39,090
Rate decrease of 10%	$(39,090)
The sensitivity analyses assume a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.
Our exposure to market risk elements for the six months ended June 30, 2024 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of June 30, 2024, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.
Changes in internal control over financial reporting
There has not been any change in our internal control over financial reporting during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We may adopt and integrate generative artificial intelligence and machine learning (collectively, “AI”) tools into our operations to enhance efficiencies and streamline existing systems. However, the deployment and maintenance of AI tools may entail substantial risks. While these tools hold promise in optimizing processes and driving efficiencies, as with many technological innovations, they also pose inherent risks. These include, but are not limited to, the potential for inaccuracy, bias, intellectual property infringement, or misappropriation, as well as concerns regarding data privacy and cybersecurity.
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
Our status as a REIT introduces unique financial metrics, such as funds from operations and fund from operations, as adjusted, which represent widely used non-GAAP financial performance measures of equity REITs. Inadequate AI training on the aspects unique to our industry could lead to inaccurate interpretations of these financial measures, particularly when comparing our performance against non-REIT entities. Furthermore, rules and regulations requiring REITs to distribute at least
90% of REIT taxable income to stockholders result in a substantial reliance on debt and equity financing by REITs. Without adequate training, these unique aspects might not be properly accounted for by AI and could lead to misinterpretations of our financial metrics, such as net debt and preferred stock to Adjusted EBITDA, resulting in inaccurate conclusions and misleading investment recommendations.

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
Potential risk of use of AI by cybercriminals
As AI technologies become more advanced, cybercriminals may develop more sophisticated attack methods. Such methods may include the use of AI to automate and enhance phishing schemes, advance malware, and carry out more effective cyberattacks. The AI-driven cyber threats could be harder to detect and counteract, which may pose significant risks to our data security and the integrity of our systems. If such AI-enhanced cyberattacks are successful, they could lead to substantial data breaches, loss of sensitive information, and significant financial and reputational damage.
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
ITEM 5. OTHER INFORMATION
Disclosure of 10b5-1 plans
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended June 30, 2024.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1*	Articles of Amendment and Restatement of the Company, dated May 21, 1997	Form 10-Q	August 14, 1997
3.2*	Certificate of Correction of the Company, dated June 20, 1997	Form 10-Q	August 14, 1997
3.3*	Articles of Amendment of the Company, effective as of May 10, 2017	Form 8-K	May 12, 2017
3.4*	Articles of Amendment of the Company, effective as of May 18, 2022	Form 8-K	May 19, 2022
3.5*	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.6*	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.7*	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.8*	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.9*	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.10*	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.11*	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.12*	Articles Supplementary, effective as of May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
3.13*	Amended and Restated Bylaws of the Company (Amended September 21, 2023)	Form 8-K	September 21, 2023
10.1*	Amended and Restated 1997 Stock Award and Incentive Plan of the Company	Form 8-K	May 16, 2024
22.1	List of Guarantor Subsidiaries of the Company	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101.1
The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2024, formatted in iXBRL (Inline
eXtensible Business Reporting Language): (i) Consolidated Balance Sheets
as of June 30, 2024 and December 31, 2023 (unaudited), (ii) Consolidated
Statements of Operations for the three and six months ended June 30, 2024 and 2023 (unaudited), (iii) Consolidated Statements of Comprehensive
Income for the three and six months ended June 30, 2024 and 2023
(unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity
and Noncontrolling Interests for the three and six months ended June 30,
2024 and 2023 (unaudited), (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (unaudited), and (vi) Notes to
Consolidated Financial Statements (unaudited)
		N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith
(*) Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 22, 2024.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Executive Chairman (Principal Executive Officer)

/s/ Peter M. Moglia
Peter M. Moglia Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

/s/ Marc E. Binda
Marc E. Binda Chief Financial Officer and Treasurer (Principal Financial Officer)