Form 10-Q
period 2024-09-30
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2024-10-21
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
    ☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 15, 2024, 174,762,259 shares of common stock, par value $0.01 per share, were outstanding.
i
TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023 ..................................................	1

	Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2024 and 2023:

	Consolidated Statements of Operations ...................................................................................................................	2

	Consolidated Statements of Comprehensive Income ............................................................................................	3

	Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests ..........................	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and 2023 ...................	8

	Notes to Consolidated Financial Statements ....................................................................................................................	10

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........................................................................................................................................................................	44

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........................................................	113

Item 4.	CONTROLS AND PROCEDURES .....................................................................................................................................	114

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS ......................................................................................................................................................	115

Item 1A.	RISK FACTORS ....................................................................................................................................................................	115

Item 5.	OTHER INFORMATION .......................................................................................................................................................	116

Item 6.	EXHIBITS ...............................................................................................................................................................................	117

SIGNATURES .................................................................................................................................................................................................		118
ii
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Investments in real estate	$32,951,777	$31,633,511
Investments in unconsolidated real estate joint ventures	40,170	37,780
Cash and cash equivalents	562,606	618,190
Restricted cash	17,031	42,581
Tenant receivables	6,980	8,211
Deferred rent	1,216,176	1,050,319
Deferred leasing costs	516,872	509,398
Investments	1,519,327	1,449,518
Other assets	1,657,189	1,421,894
Total assets	$38,488,128	$36,771,402

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$145,000	$119,662
Unsecured senior notes payable	12,092,012	11,096,028
Unsecured senior line of credit and commercial paper	454,589	99,952
Accounts payable, accrued expenses, and other liabilities	2,865,886	2,610,943
Dividends payable	227,191	221,824
Total liabilities	15,784,678	14,148,409

Commitments and contingencies

Redeemable noncontrolling interests	16,510	16,480

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,722	1,719
Additional paid-in capital	18,238,438	18,485,352
Accumulated other comprehensive loss	(22,529)	(15,896)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	18,217,631	18,471,175
Noncontrolling interests	4,469,309	4,135,338
Total equity	22,686,940	22,606,513
Total liabilities, noncontrolling interests, and equity	$38,488,128	$36,771,402
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Income from rentals	$775,744	$707,531	$2,286,457	$2,099,819
Other income	15,863	6,257	40,992	28,664
Total revenues	791,607	713,788	2,327,449	2,128,483

Expenses:
Rental operations	233,265	217,687	668,833	636,454
General and administrative	43,945	45,987	135,629	140,065
Interest	43,550	11,411	130,179	42,237
Depreciation and amortization	293,998	269,370	872,272	808,227
Impairment of real estate	5,741	20,649	36,504	189,224
Total expenses	620,499	565,104	1,843,417	1,816,207

Equity in earnings of unconsolidated real estate joint ventures	139	242	424	617
Investment income (loss)	15,242	(80,672)	14,866	(204,051)
Gain on sales of real estate	27,114	—	27,506	214,810
Net income	213,603	68,254	526,828	323,652
Net income attributable to noncontrolling interests	(45,656)	(43,985)	(141,634)	(131,584)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	167,947	24,269	385,194	192,068
Net income attributable to unvested restricted stock awards	(3,273)	(2,414)	(10,717)	(7,697)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$164,674	$21,855	$374,477	$184,371

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.96	$0.13	$2.18	$1.08
Diluted	$0.96	$0.13	$2.18	$1.08
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$213,603	$68,254	$526,828	$323,652
Other comprehensive income (loss)
Unrealized gains (losses) on foreign currency translation:
Unrealized foreign currency translation gains (losses) arising during the period	5,056	(8,395)	(6,758)	(4,172)
Reclassification adjustment for losses included in net income	125	—	125	—
Unrealized gains (losses) on foreign currency translation, net	5,181	(8,395)	(6,633)	(4,172)

Total other comprehensive income (loss)	5,181	(8,395)	(6,633)	(4,172)
Comprehensive income	218,784	59,859	520,195	319,480
Less: comprehensive income attributable to noncontrolling interests	(45,656)	(43,985)	(141,634)	(131,584)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$173,128	$15,874	$378,561	$187,896
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2024	172,017,674	$1,720	$18,284,611	$—	$(27,710)	$4,391,806	$22,650,427	$16,440
Net income	—	—	—	167,947	—	45,385	213,332	271
Total other comprehensive income	—	—	—	—	5,181	—	5,181	—
Contributions from and sales of noncontrolling interests	—	—	490	—	—	91,118	91,608	—
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(59,000)	(59,000)	(201)
Issuance pursuant to stock plan	376,781	4	31,235	—	—	—	31,239	—
Taxes related to net settlement of equity awards	(150,054)	(2)	(18,654)	—	—	—	(18,656)	—
Dividends declared on common stock ($1.30 per share)	—	—	—	(227,191)	—	—	(227,191)	—
Reclassification of distributions in excess of earnings	—	—	(59,244)	59,244	—	—	—	—
Balance as of September 30, 2024	172,244,401	$1,722	$18,238,438	$—	$(22,529)	$4,469,309	$22,686,940	$16,510
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

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2023	171,910,599	$1,719	$18,485,352	$—	$(15,896)	$4,135,338	$22,606,513	$16,480
Net income	—	—	—	385,194	—	140,820	526,014	814
Total other comprehensive loss	—	—	—	—	(6,633)	—	(6,633)	—
Contributions from and sales of noncontrolling interests	—	—	8,190	—	—	350,003	358,193	—
Distributions to and redemption of noncontrolling interests	—	—	(8,084)	—	—	(186,787)	(194,871)	(1,034)
Transfer of noncontrolling interests	—	—	—	—	—	(250)	(250)	250
Reallocation of capital to joint venture partner	—	—	(30,185)	—	—	30,185	—	—
Issuance pursuant to stock plan	555,959	6	101,302	—	—	—	101,308	—
Taxes related to net settlement of equity awards	(222,157)	(3)	(26,598)	—	—	—	(26,601)	—
Dividends declared on common stock ($3.87 per share)	—	—	—	(676,733)	—	—	(676,733)	—
Reclassification of distributions in excess of earnings	—	—	(291,539)	291,539	—	—	—	—
Balance as of September 30, 2024	172,244,401	$1,722	$18,238,438	$—	$(22,529)	$4,469,309	$22,686,940	$16,510
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2022	170,748,395	$1,707	$18,991,492	$—	$(20,812)	$3,701,248	$22,673,635	$9,612
Net income	—	—	—	192,068	—	130,934	323,002	650
Total other comprehensive loss	—	—	—	—	(4,172)	—	(4,172)	—
Contributions from and sales of noncontrolling interests	—	—	30,400	—	—	400,993	431,393	35,250
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(192,096)	(192,096)	(1,620)
Transfer of noncontrolling interests	—	—	—	—	—	(7,766)	(7,766)	7,766
Issuance pursuant to stock plan	412,755	4	96,648	—	—	—	96,652	—
Taxes related to net settlement of equity awards	(164,311)	(1)	(21,072)	—	—	—	(21,073)	—
Dividends declared on common stock ($3.69 per share)	—	—	—	(638,351)	—	—	(638,351)	—
Reclassification of distributions in excess of earnings	—	—	(446,283)	446,283	—	—	—	—
Balance as of September 30, 2023	170,996,839	$1,710	$18,651,185	$—	$(24,984)	$4,033,313	$22,661,224	$51,658
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net income	$526,828	$323,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	872,272	808,227
Impairment of real estate	36,504	189,224
Gain on sales of real estate	(27,506)	(214,810)
Equity in earnings of unconsolidated real estate joint ventures	(424)	(617)
Distributions of earnings from unconsolidated real estate joint ventures	2,637	2,590
Amortization of loan fees	12,510	11,427
Amortization of debt discounts	976	898
Amortization of acquired above- and below-market leases	(70,167)	(69,647)
Deferred rent	(125,676)	(92,331)
Stock compensation expense	47,157	48,266
Investment (income) loss	(14,866)	204,051
Changes in operating assets and liabilities:
Tenant receivables	1,216	1,199
Deferred leasing costs	(74,608)	(81,573)
Other assets	(36,334)	(20,907)
Accounts payable, accrued expenses, and other liabilities	79,827	92,284
Net cash provided by operating activities	1,230,346	1,201,933

Investing Activities:
Proceeds from sales of real estate	229,790	761,321
Additions to real estate	(1,932,351)	(2,600,999)
Purchases of real estate	(201,049)	(257,333)
Change in escrow deposits	(5,512)	(5,982)
Investments in unconsolidated real estate joint ventures	(4,039)	(499)
Additions to non-real estate investments	(185,560)	(156,363)
Sales of and distributions from non-real estate investments	141,762	149,299
Net cash used in investing activities	$(1,956,959)	$(2,110,556)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2024	2023

Financing Activities:
Borrowings under secured notes payable	$24,853	$49,578
Repayments of borrowings from secured notes payable	(32)	(30)
Proceeds from issuance of unsecured senior notes payable	998,806	996,205
Borrowings under unsecured senior line of credit	—	375,000
Repayments of borrowings under unsecured senior line of credit	—	(375,000)
Proceeds from issuances under commercial paper program	7,935,600	1,705,000
Repayments of borrowings under commercial paper program	(7,580,600)	(1,705,000)
Payments of loan fees	(36,366)	(16,047)
Taxes paid related to net settlement of equity awards	(45,670)	(20,203)
Dividends on common stock	(671,366)	(633,032)
Contributions from and sales of noncontrolling interests	251,252	436,207
Distributions to and purchases of noncontrolling interests	(231,072)	(193,716)
Net cash provided by financing activities	645,405	618,962

Effect of foreign exchange rate changes on cash and cash equivalents	74	(603)

Net decrease in cash, cash equivalents, and restricted cash	(81,134)	(290,264)
Cash, cash equivalents, and restricted cash as of the beginning of period	660,771	857,975
Cash, cash equivalents, and restricted cash as of the end of period	$579,637	$567,711

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$87,660	$16,559
Accrued construction for current-period additions to real estate	$419,072	$641,705
Contribution of assets from and issuance of noncontrolling interest to real estate joint venture partner	$106,941	$33,250
Reallocation of additional paid-in-capital to consolidated joint venture partner’s non- controlling interest	$30,185	$—
Transfer of real estate assets and/or equipment from tenants	$107,562	$—
Initial recognition of right-of-use asset and lease liability	$265,110	$—
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.ORGANIZATION AND BASIS OF PRESENTATION
Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® life science REIT, is the pioneer of the life science real estate niche since its founding in 1994. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative mega campuses in AAA life science innovation cluster locations, including Greater Boston, the San Francisco Bay Area, San Diego,
Seattle, Maryland, Research Triangle, and New York City. As of September 30, 2024, Alexandria has a total market capitalization of
$33.1 billion and an asset base in North America that includes 41.8 million RSF of operating properties, 5.3 million RSF of Class A/A+
properties undergoing construction, and one committed near-term project expected to commence construction in the next two years. As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria
Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
From time to time, we may hold equity investments that are subject to contractual sale restrictions. We do not recognize a discount related to a contractual sale restriction.

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
Revenues
The table below provides details of our consolidated total revenues for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$763,947	$696,601	$2,255,634	$2,069,042
Direct financing leases	665	653	1,986	1,951
Revenues subject to the lease accounting standard	764,612	697,254	2,257,620	2,070,993
Revenues subject to the revenue recognition accounting standard	11,132	10,277	28,837	28,826
Income from rentals	775,744	707,531	2,286,457	2,099,819
Other income	15,863	6,257	40,992	28,664
Total revenues	$791,607	$713,788	$2,327,449	$2,128,483
During the three and nine months ended September 30, 2024, revenues that were subject to the lease accounting standard aggregated $764.6 million and $2.3 billion, respectively, and represented 96.6% and 97.0%, respectively, of our total revenues. During the three and nine months ended September 30, 2023, revenues that were subject to the lease accounting standard aggregated
$697.3 million and $2.1 billion, respectively, and represented 97.7% and 97.3%, respectively, of our total revenues. Our other income consisted primarily of management fees and interest income earned during each period presented. For a detailed discussion related to our revenue streams, refer to “Lease accounting” and “Recognition of revenue arising from contracts with customers” in Note 2 –
“Summary of significant accounting policies” to our unaudited consolidated financial statements.

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
We commence recognition of income from rentals related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession or controls the physical use of the leased asset. When a lease includes construction of tenant improvements, we determine whether the improvements are landlord or tenant assets. In determining if the improvements are landlord or tenant improvements, we consider various factors including, but not limited to, the following:
•Which party retains legal title to the improvements upon lease expiration;
•Whether the improvements are expected to have significant residual value at the end of the lease term;
•Whether the improvements are unique to the tenant;
•What happens to the improvements upon lease expiration (i.e., whether they are removed or preserved for the landlord)
•Which party bears all costs of the improvements (including the risk of cost overruns); and
•Which party supervises the construction of the improvements.
If the improvements are landlord assets, we capitalize such improvements. If the improvements are tenant assets, we do not capitalize these assets. Such improvements, if funded by us, are accounted for as lease incentives and amortized as a reduction of revenue over the term of the lease. If the tenant funds improvements without reimbursement from us and we determine these improvements to be landlord assets, we consider the amount associated with the improvements to be noncash lease payments, which are recognized as incremental revenue over the term of the lease.
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
For each lease for which we determine that collectibility of future lease payments is not probable, we cease the recognition of income from rentals on a straight-line basis and limit the recognition of income to the lesser of payments collected from the lessee or lease income that would have been recognized on a straight-line basis. We do not resume straight-line recognition of income from rentals for these leases until we determine that the collectibility of future payments related to these leases is probable. We also record a general allowance related to the deferred rent balances that at the portfolio level (not the individual level) are not expected to be collected in full through the lease term. As of September 30, 2024 and December 31, 2023, our general allowance balance aggregated
$21.3 million and $21.4 million, respectively.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the three and nine months ended September 30, 2024 included $11.1 million and
$28.8 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, as discussed in “Lessor accounting” in Note 2 – “Summary of significant accounting policies”, due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Employee and non-employee share-based payments
We have implemented an entity-wide accounting policy to account for forfeitures related to unmet service conditions of share-
based awards granted to employees and non-employees when they occur. Under this policy, when forfeitures occur, any previously recognized expense related to those forfeited awards is reversed in the period of forfeiture.
Our employee and non-employee share-based awards are measured at fair value on the grant date and recognized over the recipient’s required service period. For share-based awards with performance conditions, we continue to assess the probability of achieving the performance conditions and recognize expense only when it becomes probable that the performance targets will be met.
Conversely, for share-based awards with market conditions, expense is recognized regardless of whether the market condition is achieved.
All nonforfeitable dividends paid on share-based awards are initially classified in retained earnings and reclassified to compensation cost only if forfeitures of the underlying awards occur.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
On November 27, 2023, the FASB issued an ASU that will require quarterly disclosure of segment expenses if they are (i)
significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”), and (iii) included in each reported measure of a segment’s profit or loss. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. Pursuant to this ASU, the footnotes to our consolidated financial statements may include incremental disclosures. The compliance with this ASU will be required beginning with our annual report on Form 10-K for the year ending December 31, 2024, followed by interim disclosures in our quarterly reports on Form 10-Q thereafter, with early adoption permitted. We will adopt this ASU for our annual report on Form 10-K for the year ending December 31, 2024.

3.INVESTMENTS IN REAL ESTATE
Our consolidated investments in real estate, including real estate assets classified as held for sale as described in Note 15 –
“Assets classified as held for sale” to our unaudited consolidated financial statements, consisted of the following as of September 30,
2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Rental properties:
Land (related to rental properties)	$4,267,297	$4,385,515
Buildings and building improvements	20,651,577	20,320,866
Other improvements	4,317,120	3,681,628
Rental properties	29,235,994	28,388,009
Development and redevelopment projects	9,340,425	8,226,309
Gross investments in real estate	38,576,419	36,614,318
Less: accumulated depreciation	(5,624,642)	(4,980,807)
Investments in real estate(1)	$32,951,777	$31,633,511
(1)Balances as of September 30, 2024 and December 31, 2023 include investments in real estate aggregating $228.4 million and $185.4 million, respectively, related to our assets held for sale as of each respective date. Refer to Note 15 – “Assets held for sale” to our unaudited consolidated financial statements for additional details.
Acquisitions
Our real estate asset acquisitions during the nine months ended September 30, 2024 consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Future Development Square Footage	Purchase Price(1)

285, 299, 307, and 345 Dorchester Avenue(2)	Seaport Innovation District/ Greater Boston	1/30/24	—	1,040,000	$155,321
Other					46,490
					$201,811

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
Sales of real estate assets and impairment charges
Our completed dispositions of real estate assets during the nine months ended September 30, 2024 consisted of the following
(dollars in thousands):

Property	Submarket/Market	Date of Sale	Interest Sold	RSF	Sales Price		Gain on Sales of Real Estate
99 A Street	Seaport Innovation District/ Greater Boston	3/8/24	100%	235,000	$13,350		$—
1165 Eastlake Avenue East	Lake Union/Seattle	9/12/24	100%	100,086	149,985		21,535
219 East 42nd Street	New York City/New York City	7/9/24	100%	349,947	60,000		—
Other					15,374		5,971
					$238,709	(1)	$27,506

(1)Represents the aggregate contractual sales price of our dispositions, which differs from proceeds from sales of real estate and contributions from and sales of noncontrolling interests in our consolidated statements of cash flows under “Investing activities” and “Financing activities,” respectively, primarily due to the timing of payment, closing costs, and other sales adjustments such as prorations of rents and expenses.

3.INVESTMENTS IN REAL ESTATE (continued)
Impairment charges
During the nine months ended September 30, 2024, we recognized real estate impairment charges aggregating $36.5 million, consisting of the following:
•Impairment charges aggregating $30.8 million primarily consisting of the pre-acquisition costs related to two potential acquisitions aggregating 1.4 million RSF of future development in our Greater Boston market. We executed purchase agreements for these potential acquisitions with the total purchase price aggregating $366.8 million in 2020 and 2022, and we initially expected to close these acquisitions after 2024. Our intent for each site included the demolition of existing buildings upon expiration of the existing in-place leases and the development of life science properties. During the three months ended
June 30, 2024, due to the existing macroeconomic environment that negatively impacted the financial outlooks for these projects, we decided to no longer proceed with these acquisitions, resulting in the recognition of impairment charges.
•Impairment charge of $5.7 million to adjust the carrying amount of one property in Canada that continued to meet the held-for-
sale classification to the sales price under negotiation with a potential buyer less costs to sell. We expect to sell this property within 12 months.
Other
In 2006, ARE-East River Science Park, LLC, a subsidiary of Alexandria Real Estate Equities, Inc., was granted an option to incorporate a land parcel adjacent to and north of the Alexandria Center® for Life Science – New York City (“ACLS-NYC”) campus
(“Option Parcel”) into the existing ground lease of that campus. The Option Parcel will allow ARE-East River Science Park, LLC to develop a future world-class life science building within the ACLS-NYC campus. ARE-East River Science Park, LLC’s investment in pre-
construction costs related to the development of the Option Parcel, including costs related to design, engineering, environmental, survey/title, and permitting and legal costs, aggregate $165.1 million as of September 30, 2024.
On August 6, 2024, ARE-East River Science Park, LLC filed a lawsuit in the United States District Court for the Southern
District of New York against its landlord, New York City Health + Hospitals Corporation (“H+H”), and the New York City Economic
Development Corporation (“EDC”). The lawsuit alleges two principal claims against H+H and EDC: fraud in the inducement, and, in the alternative, breach of contract in violation of the implied covenant of good faith and fair dealing. As alleged in the complaint, ARE-East
River Science Park, LLC’s claims arise from H+H’s and EDC’s misrepresentations and concealment of material facts in connection with a floodwall, which H+H and EDC are seeking to require ARE-East River Science Park, LLC to integrate into the development of the
Option Parcel. ARE-East River Science Park, LLC alleges that H+H’s and EDC’s misconduct have prevented it from commencing the development of the Option Parcel. In light of the pending litigation, the closing date for the option and thus the commencement date for construction of the third tower at the campus are presently indeterminate. Among other things, ARE-East River Science Park, LLC is seeking significant damages and equitable relief to maintain the option.
This matter exposes us to potential losses ranging from zero to the full amount of the investment in the project aggregating
$165.1 million as of September 30, 2024, depending on any collection of damages and/or the ability to develop the project. We performed a probability-weighted recoverability analysis based on initial estimates of various possible outcomes and determined no impairment was present as of September 30, 2024.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES
From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of September 30, 2024, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest(1)
Consolidated real estate joint ventures(2):
50 and 60 Binney Street	Greater Boston	Cambridge/Inner Suburbs	34.0%
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
100 and 225 Binney Street and 300 Third Street	Greater Boston	Cambridge/Inner Suburbs	30.0%
99 Coolidge Avenue	Greater Boston	Cambridge/Inner Suburbs	75.0%
15 Necco Street	Greater Boston	Seaport Innovation District	56.7%
285, 299, 307, and 345 Dorchester Avenue	Greater Boston	Seaport Innovation District	60.0%
Alexandria Center® for Science and Technology – Mission Bay(3)	San Francisco Bay Area	Mission Bay	25.0%
1450 Owens Street	San Francisco Bay Area	Mission Bay	25.4%	(4)
601, 611, 651, 681, 685, and 701 Gateway Boulevard	San Francisco Bay Area	South San Francisco	50.0%
751 Gateway Boulevard	San Francisco Bay Area	South San Francisco	51.0%
211 and 213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae	San Francisco Bay Area	South San Francisco	47.9%
3215 Merryfield Row	San Diego	Torrey Pines	30.0%
Campus Point by Alexandria(5)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	30.0%
SD Tech by Alexandria(6)	San Diego	Sorrento Mesa	50.0%
Pacific Technology Park	San Diego	Sorrento Mesa	50.0%
Summers Ridge Science Park(7)	San Diego	Sorrento Mesa	30.0%
1201 and 1208 Eastlake Avenue East	Seattle	Lake Union	30.0%
199 East Blaine Street	Seattle	Lake Union	30.0%
400 Dexter Avenue North	Seattle	Lake Union	30.0%
800 Mercer Street	Seattle	Lake Union	60.0%

Unconsolidated real estate joint ventures(2):
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
1401/1413 Research Boulevard	Maryland	Rockville	65.0%	(8)
1450 Research Boulevard	Maryland	Rockville	73.2%	(8)
101 West Dickman Street	Maryland	Beltsville	58.2%	(8)
(1)Refer to the table on the next page that shows the categorization of our joint ventures under the consolidation framework.
(2)In addition to the real estate joint ventures listed, various partners hold insignificant noncontrolling interests in three other consolidated real estate joint ventures in North
America and we hold an interest in one insignificant unconsolidated real estate joint venture in North America.
(3)Includes 409 and 499 Illinois Street, 1500 and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(4)During the nine months ended September 30, 2024, our equity ownership decreased from 40.6% to 25.4% based on continued funding of construction costs by our joint venture partner and a reallocation of equity to our joint venture partner of $30.2 million from us. The noncontrolling interest share of our joint venture partner is anticipated to increase to 75% and ours to decrease to 25% as our partner contributes additional equity to fund the construction of the project.
(5)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4135, 4155, 4161, 4165, 4224, and 4242 Campus Point Court.
(6)Includes 9605, 9645, 9675, 9725, 9735, 9805, 9808, 9855, and 9868 Scranton Road and 10055, 10065, and 10075 Barnes Canyon Road.
(7)Includes 9965, 9975, 9985, and 9995 Summers Ridge Road.
(8)Represents a joint venture with a local real estate operator in which our joint venture partner manages the day-to-day activities that significantly affect the economic performance of the joint venture.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
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

(1)In addition to the real estate joint ventures listed, various partners hold insignificant noncontrolling interests in three other consolidated real estate joint ventures in North
America and we hold an interest in one insignificant unconsolidated real estate joint venture in North America.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
Formation of consolidated real estate joint ventures
We evaluated each of our real estate joint ventures described below under the consolidation framework outlined above and further detailed in “Consolidation” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
Refer to “Consolidation” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information. For a summary of our completed dispositions of real estate assets during the nine months ended
September 30, 2024, refer to “Sales of real estate assets and impairment charges” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements.
285, 299, 307, and 345 Dorchester Avenue
During the three months ended March 31, 2024, we formed real estate joint ventures to develop a mega campus. We contributed $155.3 million to these real estate joint ventures, and our partner’s share of contributed real estate assets aggregated
$103.5 million. As of March 31, 2024, these joint ventures owned four land parcels at 285, 299, 307, and 345 Dorchester Avenue in our
Seaport Innovation District submarket, with future development opportunities aggregating 1.0 million SF. We determined that we have control over these real estate joint ventures, and we therefore consolidate the joint ventures. As of September 30, 2024, we have a 60%
ownership interest in the joint ventures.
1201 and 1208 Eastlake Avenue East
In September 2024, our prior joint venture partner sold its ownership interest in each of 1201 and 1208 Eastlake Avenue East joint ventures to our new joint venture partner, who is also our longstanding tenant at the 1201 and 1208 Eastlake Avenue East properties, occupying 117,479 RSF out of the total 207,774 RSF. Alexandria’s ownership interest in each of 1201 and 1208 Eastlake
Avenue East remained unchanged at 30.0%. Upon completion of the sale, we reassessed our consolidation analysis for this joint venture and determined that we retain control, and we therefore continue to consolidate the joint venture.
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
The table below aggregates the balance sheet information of our consolidated VIEs as of September 30, 2024 and
December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Investments in real estate	$8,801,576	$8,032,315
Cash and cash equivalents	334,329	306,475
Other assets	785,377	728,390
Total assets	$9,921,282	$9,067,180

Secured notes payable	$144,412	$119,042
Other liabilities	629,119	608,665
Mandatorily redeemable noncontrolling interest	—	35,250
Total liabilities	773,531	762,957
Redeemable noncontrolling interests	6,898	6,868
Alexandria Real Estate Equities, Inc.’s share of equity	4,671,544	4,162,017
Noncontrolling interests’ share of equity	4,469,309	4,135,338
Total liabilities and equity	$9,921,282	$9,067,180

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
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
outstanding balance related to each VIE’s secured loan. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method and classified in investments in unconsolidated real estate joint ventures in our consolidated balance sheets, consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

Property	September 30, 2024	December 31, 2023
1655 and 1725 Third Street	$10,792	$11,718
1450 Research Boulevard	9,197	6,041
101 West Dickman Street	9,733	9,290
Other	10,448	10,731
	$40,170	$37,780
The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of
September 30, 2024 (dollars in thousands):

				Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture	Maturity Date	Stated Rate			Aggregate Commitment	Debt Balance(2)
1401/1413 Research Boulevard(3)	12/23/24	2.70%		3.31%	$28,500	$28,461	65.0%
1655 and 1725 Third Street(4)	3/10/25	4.50%		4.57%	600,000	599,823	10.0%
101 West Dickman Street	11/10/26	SOFR+1.95%	(5)	7.39%	26,750	18,565	58.2%
1450 Research Boulevard	12/10/26	SOFR+1.95%	(5)	7.45%	13,000	8,616	73.2%
					$668,250	$655,465
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of September 30, 2024.
(3)We have executed a purchase and sale agreement to sell the unconsolidated real estate joint venture and expect to complete the sale during the fourth quarter of 2024.
Our net proceeds from the sale are expected to exceed our share of the outstanding debt balance and the carrying amount of this investment as of September 30, 2024.
(4)The unconsolidated real estate joint venture is in the process of working with prospective lenders to refinance this debt. In the event that all or a portion of the debt cannot be refinanced, we may consider contributing additional equity into this unconsolidated real estate joint venture. As of September 30, 2024, our investment in this unconsolidated real estate joint venture was $10.8 million.
(5)This loan is subject to a fixed SOFR floor of 0.75%.

5.LEASES
Refer to “Lease accounting” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for information about lease accounting standards that set principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors).
Leases in which we are the lessor
As of September 30, 2024, we had 406 properties aggregating 41.8 million operating RSF in key cluster locations, including
Greater Boston, the San Francisco Bay Area, San Diego, Seattle, Maryland, Research Triangle, and New York City. We primarily focus on developing Class A/A+ properties in AAA life science innovation cluster locations that offer the scale and strategic design integral to our mega campus strategy. Strategically located near top academic medical institutions and equipped with curated amenities, services, and transit access, our mega campuses are designed to support our tenants in attracting and retaining top talent, which we believe is a key driver of tenant demand for our properties.
As of September 30, 2024, all leases in which we are the lessor were classified as operating leases, with the exception of one direct financing lease. Our leases are described below.
Operating leases
As of September 30, 2024, our 406 properties were subject to operating lease agreements. Four of these properties are subject to operating lease agreements that each contain a purchase option as described below:
(i)Two properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 68.2 years.
(ii)Two operating properties aggregating 207,774 RSF owned by our 1201 and 1208 Eastlake Avenue East consolidated real estate joint venture are subject to purchase options held by our partner in this joint venture, who is also a tenant occupying 117,479 RSF at these properties. One purchase option allows our partner to purchase our 30% interest in 1208
Eastlake Avenue East for $40.0 million in 2031. Contingent upon the exercise of this option, the second purchase option allows our partner to purchase our 30% interest in 1201 Eastlake Avenue East for $69.1 million in 2034. Our partner’s remaining lease terms for its operating leases at 1201 and 1208 Eastlake Avenue East are 20.0 years and 6.4 years, respectively.
We evaluated the impact of the purchase options on the classification of the existing operating leases and determined that each lease continues to meet the criteria for classification as an operating lease.
Our leases generally contain options to extend lease terms at prevailing market rates at the time of expiration. Certain operating leases contain early termination options that require advance notification and payment of a penalty, which in most cases is substantial enough to be deemed economically disadvantageous by a tenant to exercise. Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of September 30, 2024 are outlined in the table below (in thousands):

Year	Amount
2024	$485,925
2025	1,888,408
2026	1,842,590
2027	1,764,075
2028	1,621,117
Thereafter	11,131,473
Total	$18,733,588
Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.
Direct financing lease
As of September 30, 2024, we had one direct financing lease agreement, with a net investment balance of $40.6 million, for a parking structure with a remaining lease term of 68.2 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.

5.LEASES (continued)
The components of our aggregate net investment in our direct financing lease as of September 30, 2024 and December 31,
2023 are summarized in the table below (in thousands):

	September 30, 2024	December 31, 2023
Gross investment in direct financing lease	$251,886	$253,324
Less: unearned income on direct financing lease	(208,402)	(210,388)
Less: allowance for credit losses	(2,839)	(2,839)
Net investment in direct financing lease	$40,645	$40,097
As of September 30, 2024, our estimated credit loss related to our direct financing lease was $2.8 million. No adjustment to the estimated credit loss balance was required during the nine months ended September 30, 2024. For further details, refer to “Allowance for credit losses” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
Future lease payments to be received under the terms of our direct financing lease as of September 30, 2024 are outlined in the table below (in thousands):

Year	Total
2024	$481
2025	1,976
2026	2,036
2027	2,097
2028	2,160
Thereafter	243,136
Total	$251,886
Income from rentals
Our income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$763,947	$696,601	$2,255,634	$2,069,042
Direct financing leases	665	653	1,986	1,951
Revenues subject to the lease accounting standard	764,612	697,254	2,257,620	2,070,993
Revenues subject to the revenue recognition accounting standard	11,132	10,277	28,837	28,826
Income from rentals	$775,744	$707,531	$2,286,457	$2,099,819
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

5.LEASES (continued)
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
As of September 30, 2024, the present value of the remaining contractual payments aggregating $1.1 billion under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $648.3 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $776.7 million. As of September 30, 2024, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 49 years, including extension options that we are reasonably certain to exercise, and the weighted-average discount rate was 5.1%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.
Included in the operating lease liability balance as of September 30, 2024 is the liability related to an amendment to our existing ground lease agreement at the Alexandria Technology Square® mega campus aggregating 1.2 million RSF in our Cambridge submarket, which extended the lease term by 24 years from January 1, 2065 to December 31, 2088. The amendment requires that we prepay our entire rent obligation for the extended lease term aggregating $270.0 million in two equal installments during the fourth quarter of 2024 and the first quarter of 2025. Upon the execution of the amendment in July 2024, we recognized $265.1 million, representing the present value of our rent obligation related to the amendment, as operating lease liability.
Ground lease obligations as of September 30, 2024 included leases for 36 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $5.8 million as of September 30, 2024, our ground lease obligations have remaining lease terms ranging from approximately 30 to 97 years, including extension options that we are reasonably certain to exercise.
The reconciliation of future lease payments under noncancelable operating leases in which we are the lessee to the operating lease liability reflected in our unaudited consolidated balance sheet as of September 30, 2024 is in the table below (in thousands):

Year	Total
2024	$140,553
2025	158,233
2026	23,427
2027	22,508
2028	22,176
Thereafter	757,389
Total future payments under our operating leases in which we are the lessee	1,124,286
Effect of discounting	(475,948)
Operating lease liability	$648,338

5.LEASES (continued)
Lessee operating costs
Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. Our operating lease obligations related to our office leases have remaining terms of up to 12 years, exclusive of extension options. For the nine months ended September 30, 2024 and 2023, amounts paid and classified as operating activities in our unaudited consolidated statements of cash flows for leases in which we are the lessee aggregated $24.7 million and $24.6 million, respectively. For the three and nine months ended September 30, 2024 and 2023, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Gross operating lease costs	$10,701	$9,005	$29,842	$30,277
Capitalized lease costs	(521)	(688)	(1,567)	(4,906)
Expenses for operating leases in which we are the lessee	$10,180	$8,317	$28,275	$25,371
6. CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash, cash equivalents, and restricted cash consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$562,606	$618,190
Restricted cash:
Funds held in escrow for real estate acquisitions	11,923	37,434
Other	5,108	5,147
	17,031	42,581
Total	$579,637	$660,771

7.INVESTMENTS
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
As of September 30, 2024, we had 10 investments in limited partnerships maintaining specific ownership accounts for each investor, which were accounted for under the equity method. These investments aggregated $137.7 million. Our ownership interest in each of these 10 investments was greater than 5%.
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

7.INVESTMENTS (continued)
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
Funding commitments to investments in privately held entities that report NAV
We are committed to funding approximately $379.9 million for our investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 12 years with a weighted-average expiration of 8.1 years as of September
30, 2024. These investments are not redeemable by us, but we may receive distributions from these investments throughout their terms. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.3 years as of September 30,
2024.

7.INVESTMENTS (continued)
The following tables summarize our investments as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$187,085	$50,933	$(85,592)	$152,426
Entities that report NAV	527,042	160,608	(31,225)	656,425
Entities that do not report NAV:
Entities with observable price changes	93,982	72,862	(1,337)	165,507
Entities without observable price changes	407,261	—	—	407,261
Investments accounted for under the equity method	N/A	N/A	N/A	137,708
Total investments	$1,215,370	$284,403	$(118,154)	$1,519,327

	December 31, 2023
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$203,467	$50,377	$(94,278)	$159,566
Entities that report NAV	507,059	192,468	(27,995)	671,532
Entities that do not report NAV:
Entities with observable price changes	97,892	77,600	(1,224)	174,268
Entities without observable price changes	368,654	—	—	368,654
Investments accounted for under the equity method	N/A	N/A	N/A	75,498
Total investments	$1,177,072	$320,445	$(123,497)	$1,449,518
Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of September 30, 2024 aggregated to a loss of $73.4 million, which consisted of upward adjustments aggregating $72.9 million, downward adjustments aggregating $1.3 million, and impairments aggregating $144.9 million.
Our investment income (loss) for the three and nine months ended September 30, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024		2023	2024		2023
Realized gains (losses)	$12,632	(1)	$(3,470)	$47,336	(1)	$16,903
Unrealized gains (losses)	2,610		(77,202)	(32,470)		(220,954)
Investment income (loss)	$15,242		$(80,672)	$14,866		$(204,051)

(1)Consists of realized gains of $23.0 million and $85.2 million, partially offset by impairment charges of $10.3 million and $37.8 million during the three and nine months ended September 30, 2024, respectively.
During the nine months ended September 30, 2024, gains and losses on investments in privately held entities that do not report NAV still held as of September 30, 2024 aggregated to a loss of $27.3 million, which consisted of upward adjustments aggregating $17.6 million and downward adjustments and impairments aggregating $44.9 million.
During the nine months ended September 30, 2023, gains and losses on investments in privately held entities that do not report NAV still held as of September 30, 2023 aggregated to a loss of $57.7 million, which consisted of upward adjustments aggregating $16.5 million and downward adjustments and impairments aggregating $74.2 million.
Unrealized gains or losses related to investments still held (excluding investments accounted for under the equity method) as of September 30, 2024 and 2023 aggregated to gains of $15.7 million and $97.8 million during the nine months ended
September 30, 2024 and 2023, respectively.
Our investment income of $14.9 million for the nine months ended September 30, 2024 also included $5.4 million of equity in losses of our equity method investments.
Refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

8. OTHER ASSETS
The following table summarizes the components of other assets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
Acquired in-place leases	$373,842		$461,613
Deferred compensation plan	46,471		40,365
Deferred financing costs – unsecured senior line of credit	51,470	(1)	30,897
Deposits	31,046		25,863
Furniture, fixtures, and equipment	35,967		26,560
Net investment in direct financing lease	40,645		40,097
Notes receivable	17,165		15,841
Operating lease right-of-use assets	776,740	(2)	516,452
Other assets	101,398		88,453
Prepaid expenses	40,271		30,969
Property, plant, and equipment	142,174		144,784
Total	$1,657,189		$1,421,894
(1)Increase is primarily due to the amendment and restatement of our unsecured senior line of credit to extend the maturity date from January 22, 2028 to January 22,
2030 in September 2024. Refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements for additional information.
(2)Includes the operating lease right-of-use asset related to an amendment executed in July 2024 to our existing ground lease agreement at the Alexandria Technology
Square® mega campus. For additional information, refer to “Leases in which we are the lessee” in Note 5 – “Leases” to our unaudited consolidated financial statements.
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
Assets and liabilities measured at fair value on a recurring basis
The following table sets forth the assets that we measure at fair value on a recurring basis by level in the fair value hierarchy
(in thousands). There were no liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.
There were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the nine months ended September 30, 2024.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in publicly traded companies:
As of September 30, 2024	$152,426	$152,426	$—	$—
As of December 31, 2023	$159,566	$159,566	$—	$—
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

9.FAIR VALUE MEASUREMENTS (continued)
Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of September 30, 2024 and December 31, 2023, the carrying values of investments in privately held entities that report NAV aggregated $656.4 million and
$671.5 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standards. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report
NAV generally does not involve significant estimates, assumptions, or judgments.
Assets and liabilities measured at fair value on a nonrecurring basis
The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023 (in thousands).

			Fair Value Measurement Using
Description	Carrying Amount		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Real estate assets held for sale with carrying values adjusted to fair value less costs to sell:
As of September 30, 2024	$70,566	(1)	$—	$—		$70,566	(2)
As of December 31, 2023	$133,885	(1)	$—	$—		$133,885	(2)
Investments in privately held entities that do not report NAV:
As of September 30, 2024	$180,833		$—	$165,507	(3)	$15,326	(4)
As of December 31, 2023	$188,689		$—	$174,268	(3)	$14,421	(4)
(1)These amounts are included in the total balances of our net assets classified as held for sale aggregating $272.7 million and $191.4 million as of September 30, 2024 and December 31, 2023, respectively, disclosed in Note 15 – “Assets classified as held for sale,” and represent assets held for sale as of September 30, 2024 and
December 31, 2023, respectively, for which impairments were recognized. Refer to Note 3 – “Investments in real estate” and Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements for additional information.
(2)These amounts represent the aggregate carrying amounts of assets held for sale after adjustments to their respective fair values less costs to sell based on executed purchase and sale agreements, letters of intent, or valuations provided by third-party real estate brokers.
(3)These amounts represent the total carrying amounts of our equity investments in privately held entities with observable price changes, which are included in the investments balances of $1.5 billion and $1.4 billion in our unaudited consolidated balance sheets as of September 30, 2024 and December 31, 2023, respectively, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements.
(4)These amounts are included in the investments in privately held entities without observable price changes balances aggregating $407.3 million and $368.7 million as of
September 30, 2024 and December 31, 2023, respectively, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements. The aforementioned balances represent the carrying amounts of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described in “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
Real estate assets classified as held for sale measured at fair value less costs to sell
Our real estate assets classified as held for sale and measured at fair value less costs to sell are presented in the table above.
These properties are subsets of our total real estate assets classified as held for sale as of September 30, 2024 and December 31,
2023, respectively. The fair values for these real estate assets were estimated based on executed purchase and sale agreements, letters of intent, or valuations provided by third-party real estate brokers. Refer to “Investments in real estate” in Note 2 – “Summary of significant accounting policies” and Note 15 – “Assets classified as held for sale” to our unaudited consolidated financial statements for additional information.
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
As of September 30, 2024 and December 31, 2023, the book and estimated fair values of our secured notes payable and unsecured senior notes payable and the amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	September 30, 2024
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$145,000	$—	$144,398	$—	$144,398
Unsecured senior notes payable	$12,092,012	$—	$10,927,583	$—	$10,927,583
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$454,589	$—	$454,575	$—	$454,575

	December 31, 2023
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$119,662	$—	$118,660	$—	$118,660
Unsecured senior notes payable	$11,096,028	$—	$9,708,930	$—	$9,708,930
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$99,952	$—	$99,915	$—	$99,915
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, deposits, notes receivable, accounts payable, accrued expenses, and other short-term liabilities approximate their fair value.

10.SECURED AND UNSECURED SENIOR DEBT
The following table summarizes our outstanding indebtedness and respective principal payments remaining as of September 30, 2024 (dollars in thousands):

	Stated Rate	Interest Rate(1)		Maturity Date(2)		Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount)/ Premium
Debt						2024	2025	2026	2027	2028	Thereafter	Principal		Total
Secured notes payable
Greater Boston(3)	SOFR+2.70%	8.40%		11/19/26		$—	$—	$144,527	$—	$—	$—	$144,527	$(114)	$144,413
San Francisco Bay Area	6.50%	6.50		7/1/36		—	34	36	38	41	438	587	—	587
Secured debt weighted-average interest rate/ subtotal		8.39				—	34	144,563	38	41	438	145,114	(114)	145,000

Unsecured senior line of credit and commercial paper program(4)	(4)	5.05	(4)	1/22/30	(4)	—	—	—	—	—	455,000	455,000	(411)	454,589
Unsecured senior notes payable	3.45%	3.62		4/30/25		—	600,000	—	—	—	—	600,000	(518)	599,482
Unsecured senior notes payable	4.30%	4.50		1/15/26		—	—	300,000	—	—	—	300,000	(655)	299,345
Unsecured senior notes payable	3.80%	3.96		4/15/26		—	—	350,000	—	—	—	350,000	(776)	349,224
Unsecured senior notes payable	3.95%	4.13		1/15/27		—	—	—	350,000	—	—	350,000	(1,194)	348,806
Unsecured senior notes payable	3.95%	4.07		1/15/28		—	—	—	—	425,000	—	425,000	(1,418)	423,582
Unsecured senior notes payable	4.50%	4.60		7/30/29		—	—	—	—	—	300,000	300,000	(1,082)	298,918
Unsecured senior notes payable	2.75%	2.87		12/15/29		—	—	—	—	—	400,000	400,000	(2,167)	397,833
Unsecured senior notes payable	4.70%	4.81		7/1/30		—	—	—	—	—	450,000	450,000	(2,149)	447,851
Unsecured senior notes payable	4.90%	5.05		12/15/30		—	—	—	—	—	700,000	700,000	(4,926)	695,074
Unsecured senior notes payable	3.375%	3.48		8/15/31		—	—	—	—	—	750,000	750,000	(4,509)	745,491
Unsecured senior notes payable	2.00%	2.12		5/18/32		—	—	—	—	—	900,000	900,000	(7,198)	892,802
Unsecured senior notes payable	1.875%	1.97		2/1/33		—	—	—	—	—	1,000,000	1,000,000	(7,326)	992,674
Unsecured senior notes payable	2.95%	3.07		3/15/34		—	—	—	—	—	800,000	800,000	(7,425)	792,575
Unsecured senior notes payable	4.75%	4.88		4/15/35		—	—	—	—	—	500,000	500,000	(5,071)	494,929
Unsecured senior notes payable	5.25%	5.38		5/15/36		—	—	—	—	—	400,000	400,000	(4,195)	395,805
Unsecured senior notes payable	4.85%	4.93		4/15/49		—	—	—	—	—	300,000	300,000	(2,900)	297,100
Unsecured senior notes payable	4.00%	3.91		2/1/50		—	—	—	—	—	700,000	700,000	10,017	710,017
Unsecured senior notes payable	3.00%	3.08		5/18/51		—	—	—	—	—	850,000	850,000	(11,322)	838,678
Unsecured senior notes payable	3.55%	3.63		3/15/52		—	—	—	—	—	1,000,000	1,000,000	(13,782)	986,218
Unsecured senior notes payable	5.15%	5.26		4/15/53		—	—	—	—	—	500,000	500,000	(7,647)	492,353
Unsecured senior notes payable	5.625%	5.71		5/15/54		—	—	—	—	—	600,000	600,000	(6,745)	593,255
Unsecured debt weighted-average interest rate/ subtotal		3.85				—	600,000	650,000	350,000	425,000	10,605,000	12,630,000	(83,399)	12,546,601
Weighted-average interest rate/total		3.91%				$—	$600,034	$794,563	$350,038	$425,041	$10,605,438	$12,775,114	$(83,513)	$12,691,601

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Represents a secured construction loan held by our consolidated real estate joint venture for 99 Coolidge Avenue, of which we own a 75.0% interest. As of September 30, 2024, this joint venture has $50.8 million available under existing lender commitments. The interest rate shall be reduced from SOFR+2.70% to SOFR+2.10% over time upon the completion of certain leasing, construction, and financial covenant milestones.
(4)Refer to “$5.0 billion unsecured senior line of credit” and “$2.5 billion commercial paper program” on the following page. In September 2024, we amended and restated our unsecured senior line of credit to, among other changes, extend the maturity date from January 22, 2028 to January 22, 2030, including extension options that we control.

10.SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our secured and unsecured senior debt and amounts outstanding under our unsecured senior line of credit and commercial paper program as of September 30, 2024 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt				Weighted-Average
						Interest		Remaining Term (in years)
			Total		Percentage	Rate(1)
Secured notes payable	$587	$144,413	$145,000		1.1%	8.39%		2.2
Unsecured senior notes payable	12,092,012	—	12,092,012		95.3	3.81		13.0
Unsecured senior line of credit and commercial paper program	—	454,589	454,589	(2)	3.6	5.05	(2)	5.3	(3)
Total/weighted average	$12,092,599	$599,002	$12,691,601		100.0%	3.91%		12.6	(3)
Percentage of total debt	95.3%	4.7%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)As of September 30, 2024, we had no outstanding balance on our unsecured senior line of credit and $454.6 million of commercial paper notes outstanding with a weighted-average interest rate of 5.05%.
(3)We calculate the weighted-average remaining term of our commercial paper notes by using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper notes, the consolidated weighted-average maturity of our debt is 12.5 years. The commercial paper notes sold during the nine months ended September 30, 2024 were issued at a weighted-average yield to maturity of 5.55% and had a weighted-average maturity term of 17 days.
Unsecured senior notes payable
In February 2024, we issued $1.0 billion of unsecured senior notes payable with a weighted-average interest rate of 5.48%
and a weighted-average maturity of 23.1 years. The unsecured senior notes consisted of $400.0 million of 5.25% unsecured senior notes due 2036 and $600.0 million of 5.625% unsecured senior notes due 2054.
$5.0 billion unsecured senior line of credit
As of September 30, 2024, our unsecured senior line of credit had aggregate commitments of $5.0 billion and bore an interest rate of SOFR plus 0.855%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of
0.145% based on the aggregate commitments outstanding. Based upon our ability to achieve certain annual sustainability metrics, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.
Based on certain sustainability metrics achieved in accordance with the terms of our unsecured senior line of credit agreement, the borrowing rate was reduced for a one-year period by two basis points to SOFR plus 0.855%, from SOFR plus 0.875%, and the facility fee was reduced by 0.5 basis point to 0.145% from 0.15%. As of September 30, 2024, we had no outstanding balance on our unsecured line of credit.
In September 2024, we amended and restated our unsecured senior line of credit to, among other changes, extend the maturity date from January 22, 2028 to January 22, 2030, including extension options that we control.
$2.5 billion commercial paper program
Our commercial paper program provides us with the ability to issue up to $2.5 billion of commercial paper notes that bear interest at short-term fixed rates with a maturity of generally 30 days or less and a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding notes issued under our commercial paper program. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. During the nine months ended September 30, 2024, the commercial paper notes were issued at a weighted-average yield to maturity of 5.55% and had a weighted-average maturity term of 17 days. As of
September 30, 2024, the outstanding balance under our commercial paper program was $454.6 million with a weighted-average interest rate of 5.05%.

10.SECURED AND UNSECURED SENIOR DEBT (continued)
Interest expense
The following table summarizes interest expense for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Interest incurred	$130,046	$107,530	$379,554	$317,100
Capitalized interest	(86,496)	(96,119)	(249,375)	(274,863)
Interest expense	$43,550	$11,411	$130,179	$42,237
11.ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES
The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of
September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
Accounts payable and accrued expenses	$469,970		$524,439
Accrued construction	586,074		606,333
Acquired below-market leases	249,053		322,040
Conditional asset retirement obligations	54,392		53,083
Deferred rent liabilities	12,029		15,183
Operating lease liability	648,338	(1)	382,883
Unearned rent and tenant security deposits	651,814		548,529
Other liabilities	194,216		158,453
Total	$2,865,886		$2,610,943
(1)Includes ground lease liability related to an amendment executed in July 2024 to our existing ground lease agreement at the Alexandria Technology Square® mega campus. For additional information, refer to “Leases in which we are the lessee” in Note 5 – “Leases” to our unaudited consolidated financial statements.
As of September 30, 2024 and December 31, 2023, our conditional asset retirement obligations liability primarily consisted of the soil and groundwater remediation liabilities associated with certain of our properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, requires remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys;
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

12.EARNINGS PER SHARE
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
The table below reconciles the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2024 and 2023 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$213,603	$68,254	$526,828	$323,652
Net income attributable to noncontrolling interests	(45,656)	(43,985)	(141,634)	(131,584)
Net income attributable to unvested restricted stock awards	(3,273)	(2,414)	(10,717)	(7,697)
Numerator for basic and diluted EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$164,674	$21,855	$374,477	$184,371

Denominator for basic EPS – weighted-average shares of common stock outstanding	172,058	170,890	172,007	170,846
Dilutive effect of forward equity sales agreements	—	—	—	—
Denominator for diluted EPS – weighted-average shares of common stock outstanding	172,058	170,890	172,007	170,846
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$0.96	$0.13	$2.18	$1.08
Diluted	$0.96	$0.13	$2.18	$1.08

13.STOCKHOLDERS’ EQUITY
Common equity transactions
In February 2024, we entered into a new ATM common stock offering program that allows us to sell up to an aggregate of
$1.5 billion of our common stock.
During the three months ended June 30, 2024, we entered into new forward equity sales agreements aggregating $28 million to sell 230 thousand shares of common stock under our ATM program at an average price of $122.32 (before underwriting discounts).
As of September 30, 2024, none of these agreements were settled.
During the three months ended September 30, 2024, we had no activity under our ATM program. As of September 30, 2024, the remaining aggregate amount available under our ATM program for future sales of common stock was $1.47 billion.
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
During the three months ended September 30, 2024, we declared cash dividends on our common stock aggregating
$227.2 million, or $1.30 per share. In October 2024, we paid the cash dividends on our common stock declared for the three months ended September 30, 2024.
Accumulated other comprehensive loss
The change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the nine months ended September 30, 2024 was entirely due to net unrealized losses of $6.6 million on foreign currency translation related to our operations primarily in Canada.
Common stock, preferred stock, and excess stock authorizations
Our charter authorizes the issuance of 400.0 million shares of common stock, of which 172.2 million shares were issued and outstanding as of September 30, 2024. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of September 30, 2024. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of September 30, 2024.
14.NONCONTROLLING INTERESTS
Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. As of
September 30, 2024, these entities owned 67 properties, which are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the nine months ended September 30, 2024 and 2023, we distributed $179.1 million and $192.7 million, respectively, to our consolidated real estate joint venture partners.
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

15.ASSETS CLASSIFIED AS HELD FOR SALE
As of September 30, 2024, we had nine properties aggregating 1.3 million RSF that were classified as held for sale in our consolidated financial statements.
The disposal of properties classified as held for sale does not represent a strategic shift that has (or will have) a major effect on our operations or financial results and therefore does not meet the criteria for classification as a discontinued operation. We cease depreciation of our properties upon their classification as held for sale.
The following is a summary of net assets as of September 30, 2024 and December 31, 2023 for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	September 30, 2024	December 31, 2023
Total assets(1)	$280,631	$194,223
Total liabilities	(9,355)	(4,750)
Total accumulated other comprehensive income	1,421	1,960
Net assets classified as held for sale	$272,697	$191,433
(1)Balances as of September 30, 2024 and December 31, 2023 include investments in real estate aggregating $228.4 million and $185.4 million, respectively, classified in investments in real estate in our consolidated balance sheets as of each respective date.
For additional information, refer to “Real estate sales” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
16.SUBSEQUENT EVENTS
Real estate acquisition and disposition in October 2024
In October 2024, we completed the sale of one property aggregating 248,186 RSF at 14225 Newbrook Drive in our Northern
Virginia submarket for a sales price of $80.5 million and recognized a gain on sale of real estate of $37.1 million.
In October 2024, we completed the acquisition of one property at 428 Westlake Avenue North in our Lake Union submarket for a purchase price of $47.6 million.
Real estate impairment charges in October 2024
In October 2024, four properties located in our Greater Boston market met the criteria for classification as held for sale. We expect to complete the sale of these properties for a sales price of $369.4 million during the fourth quarter of 2024 to the current tenant of the properties. These properties are currently 100% leased for a weighted-average remaining lease term of 18 years to a single tenant with whom we have a long-established relationship. The important tenant relationship and strategic nature of these properties resulted in a limited pool of buyers we would be willing to sell this asset to and, as a result, the likelihood of selling this asset was not probable until the buyer committed in October 2024 to acquire these properties. As a result, in October 2024, we recognized an impairment charge aggregating $40.9 million to reduce the carrying amounts of these properties to the expected sales price less costs to sell.
In October 2024, five operating properties aggregating 203,223 RSF and land parcels aggregating 1.5 million SF in our
Sorrento Mesa and University Town Center submarkets met the criteria for classification as held for sale. We expect to complete the sale of these assets to buyers that are expected to develop residential properties on these sites for an aggregate sales price of approximately $314.0 million during the fourth quarter of 2024. In October 2024, upon management obtaining the authority to sell these assets and agreeing to acceptable terms, we recognized impairment charges aggregating $65.9 million to reduce the carrying amounts of these properties to the expected aggregate sales price less costs to sell.

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

Overview
We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® company, is a best-in-class, mission-driven life science
REIT making a positive and lasting impact on the world. As the pioneer of the life science real estate niche with our founding in 1994,
Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative mega campuses in AAA life science innovation cluster locations, including Greater Boston, the San Francisco Bay Area, San Diego, Seattle, Maryland, Research Triangle,
and New York City. As of September 30, 2024, Alexandria has a total market capitalization of $33.1 billion and an asset base in North
America that includes 41.8 million RSF of operating properties, 5.3 million RSF of Class A/A+ properties undergoing construction, and one committed near-term project expected to commence construction in the next two years. Alexandria has a longstanding and proven track record of developing Class A/A+ properties clustered in mega campuses that provide our innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science companies through our venture capital platform. We believe our unique business model and diligent underwriting ensure a high-quality and diverse tenant base that results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.
As of September 30, 2024:
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
•Approximately 92% of our leases (on an annual rental revenue basis) provided for the recapture of capital expenditures
(such as HVAC maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases; and
•80% of our leasing activity during the last twelve months was generated from our existing tenant base.
Our primary business objective is to maximize long-term asset value and stockholder returns based on a multifaceted platform of internal and external growth. A key element of our strategy is our unique focus on Class A/A+ properties located in collaborative mega campuses in AAA life science innovation clusters. Our mega campuses are designed for scalability, offering our tenants a clear path for growth, including through our future developments and redevelopments. Strategically located near top academic medical institutions and equipped with curated amenities, services, and transit access, our mega campuses are designed to support our tenants in attracting and retaining top talent, which we believe is a key driver of tenant demand for our properties. Our strategy also includes drawing upon our deep and broad real estate and life science relationships in order to identify and attract new and leading tenants and to source additional value-creation real estate.
Executive summary
Operating results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income attributable to Alexandria’s common stockholders – diluted:
In millions	$164.7	$21.9	$374.5	$184.4
Per share	$0.96	$0.13	$2.18	$1.08
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$407.9	$386.4	$1,217.3	$1,142.5
Per share	$2.37	$2.26	$7.08	$6.69
For additional information, refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria
Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations” and to the tabular presentation of these items in “Results of operations” in Item 2.

Continued operational excellence and solid results amid challenging macroeconomics environment

(As of September 30, 2024, unless stated otherwise)
Occupancy of operating properties in North America	94.7%
Percentage of annual rental revenue in effect from mega campuses	76%
Percentage of annual rental revenue in effect from investment-grade or publicly traded large cap tenants	53%

Adjusted EBITDA margin for the three months ended September 30, 2024	70%
Percentage of leases containing annual rent escalations	96%

Weighted-average remaining lease term:
Top 20 tenants	9.5	years
All tenants	7.5	years

Sustained strength in tenant collections:
Tenant receivables as a percentage of rental revenues for the three months ended September 30, 2024	0.9%
October 2024 tenant rents and receivables collected as of the date of this report	99.6%
Tenant rents and receivables for the three months ended September 30, 2024 collected as of the date of this report	99.9%
Strong and flexible balance sheet with significant liquidity; top 10% credit rating ranking among all publicly traded U.S. REITs
•As of September 30, 2024, our credit ratings from Moody’s Ratings and S&P Global Ratings were Baa1 and BBB+, respectively, which rank in the top 10% among all publicly traded U.S. REITs.
•Net debt and preferred stock to Adjusted EBITDA of 5.5x and fixed-charge coverage ratio of 4.4x for the three months ended
September 30, 2024 annualized.
•Significant liquidity of $5.4 billion.
•31% of our total debt matures in 2049 and beyond.
•12.6 years weighted-average remaining term of debt.
•Since 2020, an average of 97.7% of our debt has been fixed rate.
•Total debt and preferred stock to gross assets of 29%.
•$1.0 billion of capital contribution commitments from existing consolidated real estate joint venture partners to fund construction from October 1, 2024 through 2027.
Strong leasing volume and solid rental rates
•Strong leasing volume aggregating 1.5 million RSF for the three months ended September 30, 2024, up 48% compared to our previous four-quarter average of 1.0 million RSF.
•Rental rate changes on lease renewals and re-leasing of space were 5.1% and 1.5% (cash basis) for the three months ended
September 30, 2024 and 16.4% and 8.9% (cash basis) for the nine months ended September 30, 2024.
•80% of our leasing activity during the last twelve months was generated from our existing tenant base.

	September 30, 2024
	Three Months Ended		Nine Months Ended
Total leasing activity – RSF	1,486,097		3,742,955
Leasing of development and redevelopment space – RSF	39,121		480,342
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	1,278,857		2,863,277
Rental rate changes	5.1%	(1)	16.4%
Rental rate changes (cash basis)	1.5%	(1)	8.9%

(1)Includes a five-year lease extension to an investment-grade rated technology tenant aggregating 357,136 RSF of recently acquired tech R&D space in our
Texas market that was renewed with rental rate changes of (33.6)% and (4.8)% (cash basis). These spaces were originally targeted for a future change in use at acquisition, but we instead renewed them with a lower capital investment while we continue to evaluate options to convert these spaces in the future, subject to market conditions. Excluding this lease, rental rate changes for renewed/re-leased space for the three months ended September 30, 2024 were
13.0% and 2.3% (cash basis).

Continued solid net operating income and internal growth
•Total revenue growth
•$791.6 million, up 10.9%, for the three months ended September 30, 2024, compared to $713.8 million for the three months ended September 30, 2023.
•$2.3 billion, up 9.3%, for the nine months ended September 30, 2024, compared to $2.1 billion for the nine months ended
September 30, 2023.
•Net operating income (cash basis) of $2.0 billion for the three months ended September 30, 2024 annualized, increased by
$274.2 million, or 15.5%, compared to the three months ended September 30, 2023 annualized. Refer to “Net operating income, net operating income (cash basis), and operating margin” under “Definitions and reconciliations” in Item 2 for a reconciliation of our net income to net operating income (cash basis).
•Same property net operating income growth
•1.5% and 6.5% (cash basis) for the three months ended September 30, 2024, compared to the three months ended
September 30, 2023.
•1.6% and 4.6% (cash basis) for the nine months ended September 30, 2024, compared to the nine months ended
September 30, 2023.
•96% of our leases contain contractual annual rent escalations approximating 3%.
Attractive dividend strategy to share net cash flows from operating activities with stockholders while retaining a significant portion for reinvestment
•Common stock dividend declared for the three months ended September 30, 2024 of $1.30 per common share aggregating
$5.14 per common share for the twelve months ended September 30, 2024, up 24 cents, or 5%, over the twelve months ended September 30, 2023.
•Dividend yield of 4.4% as of September 30, 2024.
•Dividend payout ratio of 55% for the three months ended September 30, 2024.
•Average annual dividend per-share growth of 5.4% from 2020 through the three months ended September 30, 2024 annualized.
•Significant net cash flows from operating activities after dividends retained for reinvestment aggregating $2.1 billion for the years ended December 31, 2020 through 2023 and including the midpoint of our 2024 guidance range for net cash provided by operating activities after dividends.
Ongoing successful execution of Alexandria’s 2024 capital strategy
We expect to continue pursuing our strategy to fund a significant portion of our capital requirements for the year ending
December 31, 2024 with dispositions primarily focused on sales of properties and land parcels not integral to our mega campus strategy. Refer to “Dispositions” in Item 2 for additional details.

(in millions)
Completed dispositions of 100% interest in properties	$319
Pending dispositions subject to non-refundable deposits	577
Pending dispositions subject to executed letters of intent and/or purchase and sale agreement	603
Forward equity sales agreements	28
Total	$1,527
2024 guidance midpoint for dispositions and common equity	$1,550
•In September 2024, we completed the following transactions with our longstanding tenant, Fred Hutchinson Cancer Center
(“Fred Hutch”), in the Lake Union submarket:
•Sale of 1165 Eastlake Avenue East, a fully leased 100,086 RSF single-tenant Class A+ life science facility that was developed in 2021. We sold the property for $150.0 million, or $1,499 per RSF, at strong capitalization rates of 4.7% and
4.9% (cash basis). Upon completion of the sale, we recognized a gain on sale of real estate aggregating $21.5 million.
•Fred Hutch executed early renewals aggregating 117,479 RSF at our 1201 and 1208 Eastlake Avenue East properties, including a 15-year lease extension at 1201 Eastlake Avenue East.
•Our prior joint venture partner sold its ownership interest in each of 1201 and 1208 Eastlake Avenue East to Fred Hutch.
Our ownership interest in both properties remains unchanged at 30.0%. This sale, lease extensions, and new joint venture affirm Fred Hutch’s commitment to South Lake Union.

Strong balance sheet management
Key capital metrics as of or for the three months ended September 30, 2024

	September 30, 2024		Target for Fourth Quarter of 2024 Annualized
	Quarter Annualized	Trailing 12 Months
Net debt and preferred stock to Adjusted EBITDA	5.5x	5.6x	Less than or equal to 5.1x
Fixed-charge coverage ratio	4.4x	4.5x	Greater than or equal to 4.5x
•$33.1 billion in total market capitalization.
•$20.5 billion in total equity capitalization, which ranks in the top 10% among all publicly traded U.S. REITs.
•As of September 30, 2024, our non-real estate investments aggregated $1.5 billion:
•Unrealized gains presented in our consolidated balance sheet were $166.2 million, comprising gross unrealized gains and losses aggregating $284.4 million and $118.2 million, respectively.
•Investment income of $15.2 million for the three months ended September 30, 2024 presented in our consolidated statement of operations consisted of $23.0 million of realized gains  and $2.6 million of unrealized gains, offset by $10.3 million of impairment charges. Investment income of $14.9 million for the nine months ended September 30, 2024 presented in our consolidated statement of operations consisted of $85.2 million of realized gains and $32.5 million of unrealized losses, offset by $37.8 million of impairment charges.
Key capital events
•In September 2024, we amended and restated our unsecured senior line of credit to, among other changes, extend the maturity date from January 22, 2028 to January 22, 2030, including extension options that we control.
•During the three months ended September 30, 2024, we had no activity under our ATM program. As of the date of this report, the remaining aggregate amount available for future sales of common stock was $1.47 billion.
External growth and investments in real estate
Alexandria’s development and redevelopment pipeline delivered incremental annual net operating income of $21 million, commencing during the three months ended September 30, 2024, and is expected to deliver incremental annual net operating income aggregating
$510 million primarily by the first quarter of 2028
•During the three months ended September 30, 2024, we placed into service development and redevelopment projects aggregating 316,691 RSF that are 100% leased across multiple submarkets and delivered incremental annual net operating income of $21 million. Deliveries during the three months ended September 30, 2024 included 250,000 RSF at 9820
Darnestown Road on the Alexandria Center® for Life Science – Shady Grove mega campus in our Rockville submarket.
•Annual net operating income (cash basis) is expected to increase by $57 million upon the burn-off of initial free rent, with a weighted-average burn-off period of approximately six months, from recently delivered projects.
•69% of the RSF in our total development and redevelopment pipeline is within our mega campuses.

Development and Redevelopment Projects	Incremental Annual Net Operating Income		RSF	Leased/ Negotiating Percentage
(dollars in millions)
Placed into service:
Six months ended June 30, 2024	$42		628,427	100%
Three months ended September 30, 2024	21		316,691	100
Total placed into service during nine months ended September 30, 2024	$63		945,118	100%

Expected to be placed into service(1):
Fourth quarter of 2024 through fourth quarter of 2025	$158	(2)	5,467,897	55%
First quarter of 2026 through first quarter of 2028	352				(3)
	$510

(1)Represents expected incremental annual net operating income to be placed into service from deliveries of projects undergoing construction and one committed near-term project expected to commence construction in the next two years.
(2)Includes (i) 1.0 million RSF that is expected to stabilize through 2025 and is 92% leased/negotiating and (ii) expected partial deliveries through fourth quarter of
2025 from projects expected to stabilize in 2026 and beyond. Refer to the initial and stabilized occupancy years under “New Class A/A+ development and redevelopment properties: current projects” in Item 2 for additional details.
(3)70% of the leased RSF of our development and redevelopment projects was generated from our existing tenant base.

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

OneFifteen campus in Dayton, OH

Revolutionizing addiction treatment

Future National Medal of Honor Museum in Arlington, TX

Inspiring future generations with the stories and values of our nation's heroes

Harnessing agtech to combat hunger and improve nutrition

Approaching homelessness as a healthcare problem, not a housing issue

Operating summary

Same Property Net Operating Income Growth		Rental Rate Growth: Renewed/Re-Leased Space

Margins(1)		Favorable Lease Structure(2)
Operating	Adjusted EBITDA	Strategic Lease Structure by Owner and Operator of Collaborative Mega Campuses
71%	70%	Increasing cash flows
		Percentage of leases containing annual rent escalations	96%
		Stable cash flows
Weighted-Average Lease Term of Executed Leases(3)		Percentage of triple net leases	93%
		Lower capex burden
8.8 years		Percentage of leases providing for the recapture of capital expenditures	92%

Net Debt and Preferred Stock to Adjusted EBITDA(4)		Fixed-Charge Coverage Ratio(4)

Refer to “Same properties” and “Definitions and reconciliations” in Item 2 for additional details. “Definitions and reconciliations” contains the definitions of “Fixed-charge coverage ratio,” “Net debt and preferred stock to Adjusted EBITDA,” and “Net operating income” and their respective reconciliations from the most directly comparable financial measures presented in accordance with GAAP.
(1)For the three months ended September 30, 2024.
(2)Percentages calculated based on our annual rental revenue in effect as of September 30, 2024.
(3)Represents the weighted-average lease term of executed leases based on annual rental revenue for the 10-year period from December 31, 2015 through September 30,
2024.
(4)Quarter annualized.

Stable Cash Flows From Our High-Quality and Diverse Mix of Approximately 800 Tenants

Investment-Grade or Publicly Traded Large Cap Tenants

92%

of ARE’s Top 20 Tenant Annual Rental Revenue

53%

of ARE’s Annual Rental Revenue
Percentage of ARE’s Annual Rental Revenue

Solid Historical Occupancy of 96% Over Past 10 Years(2) From Historically Strong Demand for Our Class A/A+ Properties in AAA Locations

Mega Campuses	Occupancy Across Key Locations

Percentage of ARE’s Annual Rental Revenue
(3)
Life Science
Product,
Service, and
Device
Multinational
Pharmaceutical
Public
Biotechnology –
Approved or
Marketed
Product
Public
Biotechnology –
Preclinical or
Clinical Stage
Private
Biotechnology
Other(1)
Other Investment-Grade
or Large Cap Tech
Biomedical and
Government
Institutions
76%
Mega
Campuses
24%
Non-Mega
Campuses
As of September 30, 2024. Annual rental revenue represents amounts in effect as of September 30, 2024. Refer to “Definitions and reconciliations” in Item 2 for additional information.
(1)Represents the percentage of our annual rental revenue generated by technology, professional services, finance, telecommunications, and construction/real estate companies, as well as retail-related tenants, which generate less than 1.0% of our annual rental revenue.
(2)Represents average occupancy of operating properties as of each December 31 from 2015 through 2023 and as of September 30, 2024.
(3)Refer to footnote 1 under “Summary of occupancy percentages in North America” in Item 2 for additional details.

Long-Duration and Stable Cash Flows From High-Quality and Diverse Tenants

Long-Duration Lease Terms

9.5 Years
Top 20 Tenants

7.5 Years
All Tenants
Weighted-Average Remaining Term(1)

Sustained Strength in Tenant Collections(2)

99.9%
For the Three Months Ended September 30, 2024

99.6%
October 2024
(1)Based on annual rental revenue in effect as of September 30, 2024.
(2)Represents the portion of total receivables billed for each period collected through the date of this report.

Leasing Activity
The following table summarizes our leasing activity at our properties:

	Three Months Ended				Nine Months Ended			Year Ended
	September 30, 2024				September 30, 2024			December 31, 2023
	Including Straight-Line Rent		Cash Basis		Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	5.1%	(2)	1.5%	(2)	16.4%		8.9%	29.4%	15.8%
New rates	$56.60		$55.77		$63.43		$62.39	$52.35	$50.82
Expiring rates	$53.86		$54.95		$54.47		$57.28	$40.46	$43.87
RSF	1,278,857				2,863,277			3,046,386
Tenant improvements/ leasing commissions	$43.73	(3)			$33.92			$26.09
Weighted-average lease term	9.7 years				8.7 years			8.7 years

Developed/redeveloped/ previously vacant space leased(4)
New rates	$52.66		$52.18		$64.59		$62.90	$65.66	$59.74
RSF	207,240				879,678	(5)		1,259,686
Weighted-average lease term	10.6 years				8.1 years			13.8 years

Leasing activity summary (totals):
New rates	$56.05		$55.27		$63.69		$62.50	$56.09	$53.33
RSF	1,486,097				3,742,955			4,306,072
Weighted-average lease term	9.8 years				8.6 years			11.3 years

Lease expirations(1)
Expiring rates	$51.62		$53.17		$52.01		$54.40	$43.84	$45.20
RSF	1,500,213				3,801,559			5,027,773
Leasing activity includes 100% of results for properties in North America in which we have an investment.
(1)Excludes month-to-month leases aggregating 355,698 RSF and 86,092 RSF as of September 30, 2024 and December 31, 2023, respectively. Month-to-month leases aggregating 355,698 RSF as of September 30, 2024 include 226,144 RSF in our University Town Center submarket primarily related to space being temporarily held over by an expiring tenant at buildings that are targeted for the future development of laboratory space, subject to market conditions and leasing. During the trailing twelve months ended September 30, 2024, we granted free rent concessions averaging 0.7 months per annum.
(2)Includes a five-year lease extension to an investment-grade rated technology tenant aggregating 357,136 RSF of recently acquired tech R&D space in our Texas market that was renewed with rental rate changes of (33.6)% and (4.8)% (cash basis). These spaces were originally targeted for a future change in use at acquisition, but we instead renewed them with a lower capital investment while we continue to evaluate options to convert these spaces in the future, subject to market conditions. Excluding this lease, rental rate changes for renewed/re-leased space were 13.0% and 2.3% (cash basis) for three months ended September 30, 2024. Rental rate changes may experience volatility from quarter to quarter based on the volume and mix of leases executed. Refer to “Projected results” in Item 2 for rental rate changes expected from leases executed for the year ending December 31, 2024.
(3)Includes tenant improvements and leasing commissions related to a 10.5-year extension of a recently acquired lease aggregating 85,019 RSF in our Fenway submarket to an investment-grade rated academic institution. Excluding this lease, tenant improvements and leasing commissions per RSF for the three and nine months ended
September 30, 2024 were $33.16 and $28.85, respectively, which are consistent with the five-year quarterly average of $32.17 per RSF.
(4)Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 for additional information, including total project costs.
(5)Includes the five-year extension of 171,102 RSF at our 4155 Campus Point Court property in San Diego, a fully leased development project expected to deliver during the fourth quarter of 2024.

Summary of contractual lease expirations
The following table summarizes the contractual lease expirations at our properties as of September 30, 2024:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Annual Rental Revenue
2024 (2)	518,665	1.4%	$69.19	1.7%
2025	3,785,573	10.0%	$49.64	8.8%
2026	2,714,170	7.1%	$53.21	6.7%
2027	3,242,737	8.5%	$51.87	7.9%
2028	4,332,150	11.4%	$51.78	10.5%
2029	2,437,921	6.4%	$51.25	5.8%
2030	3,135,445	8.3%	$43.25	6.3%
2031	3,425,338	9.0%	$55.11	8.8%
2032	1,093,311	2.9%	$59.53	3.0%
2033	2,772,455	7.3%	$50.81	6.6%
Thereafter	10,541,840	27.7%	$68.66	33.9%
Contractual lease expirations at properties classified as held for sale as of September 30, 2024 are excluded from the information on this page.
(1)Represents amounts in effect as of September 30, 2024.
(2)Excludes month-to-month leases aggregating 355,698 RSF as of September 30, 2024.

The following tables present our lease expirations by market for the remainder of 2024 and for 2025 as of September 30,
2024:

	2024 Contractual Lease Expirations (in RSF)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/Redevelopment(1)			Remaining Expiring Leases		Total(2)	Annual Rental Revenue (per RSF)(3)
			Committed Near-Term/ Priority Anticipated	Future
Greater Boston	73,614	21,621	—	104,500		80,788	(4)	280,523	$86.07
San Francisco Bay Area	12,847	13,943	107,250	—		14,682		148,722	49.58
San Diego	27,119	—	—	—		17,408		44,527	55.30
Seattle	—	—	—	—		3,652		3,652	N/A
Maryland	—	—	—	—		182		182	N/A
Research Triangle	10,478	—	—	—		8,202		18,680	28.31
New York City	—	—	—	—		9,058		9,058	109.57
Texas	—	—	—	—		—		—	—
Canada	13,321	—	—	—		—		13,321	26.54
Non-cluster/other markets	—	—	—	—		—		—	—
Total	137,379	35,564	107,250	104,500		133,972		518,665	$69.19
Percentage of expiring leases	26%	7%	21%	20%		26%		100%

	2025 Contractual Lease Expirations (in RSF)							Annual Rental Revenue (per RSF)(3)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment(1)	Remaining Expiring Leases(5)		Total

Greater Boston	172,446	145,715	25,312	659,355	(4)	1,002,828		$76.13
San Francisco Bay Area	72,162	247,827	—	547,092		867,081		51.33
San Diego	83,546	—	269,048	260,627		613,221		22.98
Seattle	—	—	—	196,419		196,419		25.10
Maryland	35,055	6,926	—	151,958		193,939		27.51
Research Triangle	—	—	—	306,916		306,916		51.16
New York City	—	13,273	—	54,966		68,239		105.86
Texas	—	—	198,972	247,246		446,218		40.09
Canada	—	—	—	88,412		88,412		20.28
Non-cluster/other markets	—	—	—	2,300		2,300		40.17
Total	363,209	413,741	493,332	2,515,291		3,785,573		$49.64
Percentage of expiring leases	10%	11%	13%	66%		100%
Contractual lease expirations at properties classified as held for sale as of September 30, 2024 are excluded from the information on this page.
(1)Primarily represents assets that were recently acquired for future development and redevelopment opportunities, for which we expect, subject to market conditions and leasing, to commence first-time conversion from non-laboratory space to laboratory space, or to commence future ground-up development. As of September 30, 2024, annual rental revenue from these leases expiring in 2024, including 226,144 RSF of month-to-month leases in our University Town Center submarket primarily related to space being temporarily held over by an expiring tenant, and 2025 is $20.9 million and $17.5 million, respectively. The weighted-average expiration date of these leases expiring in 2024 and 2025 is October 20, 2024 and January 10, 2025, respectively. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 2 for additional details, including development and redevelopment square feet currently included in rental properties.
(2)Excludes month-to-month leases aggregating 355,698 RSF as of September 30, 2024. Refer to “Leasing Activity” in Item 2 for additional details.
(3)Represents amounts in effect as of September 30, 2024.
(4)Includes 41,908 RSF and 210,868 RSF expiring in 2024 and 2025, respectively, related to properties that are under executed letters of intent and/or purchase and sale agreements to sell. Approximately 95% of the 2025 remaining expiring leases in Greater Boston are located in our Cambridge/Inner Suburbs submarket. Refer to footnote 5 for additional details.
(5)Includes 768,080 RSF in four submarkets with a weighted-average expiration date of January 21, 2025 and annual rental revenue aggregating approximately
$47 million, with our share of this annual rental revenue aggregating $35 million, comprising the following: (i) existing laboratory spaces for which we are evaluating options to re-lease or reposition from single tenancy to multi-tenancy that will remain in our same property pool at Alexandria Technology Square® in our Cambridge submarket for 182,054 RSF and at 409 Illinois Street, where we have an ownership interest of 25.0%, in our Mission Bay submarket for 234,249 RSF (we are in early discussions with a tenant to lease approximately 50% of this space); and (ii) non-laboratory space for which we are evaluating options to re-lease generally in their current condition, reposition, or, subject to market conditions, may undergo a conversion through redevelopment in our Austin submarket for 247,246 RSF and in our
Research Triangle market for 104,531 RSF. Should we commence redevelopment efforts, these properties would be placed into our active pipeline and removed from our same property pool; otherwise, they would remain in our same property pool. We expect downtime on the 768,080 RSF to range from 12 to 24 months on a weighted-average basis.

Top 20 tenants
92% of Top 20 Tenant Annual Rental Revenue Is From Investment-Grade
or Publicly Traded Large Cap Tenants(1)
Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 5.8%
of our annual rental revenue in effect as of September 30, 2024. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of September 30, 2024 (dollars in thousands, except average market cap amounts):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Annual Rental Revenue (1)	Investment-Grade Credit Ratings		Average Market Cap (in billions)

	Tenant						Moody’s	S&P
1	Moderna, Inc.	12.6		1,385,678	$127,387	5.8%	—	—	$38.6
2	Eli Lilly and Company	8.2		1,166,754	94,814	4.3	A1	A+	$712.4
3	Bristol-Myers Squibb Company	6.4		999,379	76,363	3.5	A2	A	$99.1
4	Takeda Pharmaceutical Company Limited	10.7		549,759	47,899	2.2	Baa1	BBB+	$44.5
5	Roche	6.7		770,279	47,104	2.2	Aa2	AA	$227.8
6	Illumina, Inc.	7.4		857,967	35,362	1.6	Baa3	BBB	$19.7
7	Alphabet Inc.	3.1		625,015	34,899	1.6	Aa2	AA+	$1,916.3
8	2seventy bio, Inc.(2)	8.9		312,805	33,543	1.5	—	—	$0.2
9	Novartis AG	3.8		450,664	30,969	1.4	Aa3	AA-	$231.8
10	United States Government	5.9		429,359	28,593	1.3	Aaa	AA+	$—
11	Cloud Software Group, Inc.	2.4	(3)	292,013	28,537	1.3	—	—	$—
12	Uber Technologies, Inc.	58.0	(4)	1,009,188	27,776	1.3	Baa2	BBB-	$137.1
13	AstraZeneca PLC	5.1		450,848	27,156	1.2	A2	A+	$222.8
14	Harvard University	7.2		343,858	27,084	1.2	Aaa	AAA	$—
15	The Regents of the University of California	6.6		372,647	23,670	1.1	Aa2	AA	$—
16	Sanofi	6.3		267,278	21,444	1.0	A1	AA	$126.6
17	Merck & Co., Inc.	8.8		337,703	21,401	1.0	A1	A+	$300.8
18	Amgen Inc.	8.3		428,227	21,314	1.0	Baa1	BBB+	$159.2
19	New York University	7.4		218,983	21,056	1.0	Aa2	AA-	$—
20	Massachusetts Institute of Technology	4.7		246,725	20,527	0.9	Aaa	AAA	$—
	Total/weighted-average	9.5	(4)	11,515,129	$796,898	36.4%
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
(1)Based on annual rental revenue in effect as of September 30, 2024.
(2)As of June 30, 2024, 2seventy bio, Inc. held $201.9 million of cash, cash equivalents, and marketable securities. In March 2024, Regeneron Pharmaceuticals, Inc., a
publicly traded biotechnology company with investment-grade credit ratings of Baa1 and BBB+ assigned by Moody’s and S&P, respectively, entered into a sublease for approximately 195,000 RSF, or 62.8% of our annual rental revenue generated from 2seventy bio as of September 30, 2024. Additionally, 90.2% of the annual rental revenue generated by 2seventy bio is guaranteed by another related public biotechnology company.
(3)Consists of one lease at a property acquired in 2022 with future development and redevelopment opportunities. This lease with Cloud Software Group, Inc. (formerly known as TIBCO Software, Inc.) was in place when we acquired the property.
(4)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) in our Mission Bay submarket owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue from our unconsolidated real estate joint ventures. Excluding these ground leases, the weighted-average remaining lease term for our top 20 tenants was 7.8 years as of September 30, 2024.

Locations of properties
The locations of our properties are diversified among a number of Class A/A+ assets strategically clustered in mega campuses in AAA life science innovation cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of September 30, 2024 in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF						Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment		Total	% of Total		Total	% of Total	Per RSF
Greater Boston	10,352,695	764,036	1,762,974	(1)	12,879,705	28%	72	$833,562	38%	$85.09
San Francisco Bay Area	7,784,590	498,142	259,689		8,542,421	18	65	432,102	20	63.54
San Diego	7,673,315	1,186,104	—		8,859,419	19	87	330,596	15	44.90
Seattle	3,108,593	227,577	34,306		3,370,476	7	45	137,044	6	47.78
Maryland	3,819,512	29,890	—		3,849,402	8	50	145,847	7	40.12
Research Triangle	3,770,927	—	—		3,770,927	8	38	116,318	5	31.64
New York City	921,686	—	—		921,686	2	4	72,439	3	92.37
Texas	1,845,159	—	73,298		1,918,457	4	15	54,958	3	31.19
Canada	887,737	—	139,311		1,027,048	2	11	19,790	1	23.33
Non-cluster/other markets	347,806	—	—		347,806	1	10	14,623	1	57.76
Properties held for sale	1,261,387	—	—		1,261,387	3	9	26,796	1	N/A
North America	41,773,407	2,705,749	2,269,578		46,748,734	100%	406	$2,184,075	100%	$57.09
		4,975,327
(1)Primarily includes our active redevelopment projects aggregating 735,744 RSF at 40, 50, and 60 Sylvan Road and 840 Winter Street located on the Alexandria Center®
for Life Science – Waltham mega campus. This mega campus project is expected to capture demand in our Route 128 submarket.
Summary of occupancy percentages in North America
The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	9/30/24		6/30/24	9/30/23	9/30/24	6/30/24	9/30/23
Greater Boston	94.6%		94.2%	93.2%	80.9%	81.7%	83.3%
San Francisco Bay Area	94.1		94.0	95.3	91.1	90.7	91.9
San Diego	96.0		95.1	90.9	96.0	95.1	90.9
Seattle	92.3	(1)	94.7	95.1	91.3	93.7	90.3
Maryland	96.2		96.5	96.6	96.2	96.5	96.6
Research Triangle	97.5		97.4	96.9	97.5	97.4	96.9
New York City	85.1	(2)	85.1	89.4	85.1	85.1	89.4
Texas	95.5		95.5	95.1	91.8	91.8	91.5
Subtotal	94.9		94.7	93.9	90.0	90.2	89.9
Canada	95.5		94.9	88.9	82.6	82.5	75.7
Non-cluster/other markets	72.8		75.6	80.5	72.8	75.6	80.5
North America	94.7%		94.6%	93.7%	89.7%	89.9%	89.4%
(1)Decline in occupancy relates to the expiration of an acquired non-laboratory lease aggregating 87,273 RSF at one property in our Bothell submarket that is expected to be converted to laboratory space subject to market conditions and leasing.
(2)The Alexandria Center® for Life Science – New York City mega campus is 95.3% occupied as of September 30, 2024. Occupancy percentage in our New York City market reflects vacancy at the Alexandria Center® for Life Science – Long Island City property, which was 42.8% occupied as of September 30, 2024.

Investments in real estate
A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new
Class A/A+ properties, and property enhancements identified during the underwriting of certain acquired properties, located in collaborative mega campuses in AAA life science innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of a wide range of tenants. Upon completion, each development and redevelopment project is expected to generate increases in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. Our pre-construction activities are undertaken in order to prepare the property for its intended use and include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements.
Our investments in real estate consisted of the following as of September 30, 2024 (dollars in thousands):

		Development and Redevelopment
		Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
	Operating	Under Construction 55% Leased/ Negotiating	Committed Near Term 51% Leased/ Negotiating(1)	Priority Anticipated	Future	Subtotal	Total
Square footage
Operating	40,512,020	—	—	—	—	—	40,512,020
New Class A/A+ development and redevelopment properties	—	4,975,327	492,570	2,163,784	27,582,766	35,214,447	35,214,447
Future development and redevelopment square feet currently included in rental properties(2)	—	—	(159,884)	(258,596)	(2,957,559)	(3,376,039)	(3,376,039)
Total square footage, excluding properties held for sale	40,512,020	4,975,327	332,686	1,905,188	24,625,207	31,838,408	72,350,428

Properties held for sale	1,261,387	—	—	—	—	—	1,261,387
Total square footage	41,773,407	4,975,327	332,686	1,905,188	24,625,207	31,838,408	73,611,815	(3)

Investments in real estate
Gross book value as of September 30, 2024(4)	$29,235,994	$4,335,573	$69,521	$578,694	$4,356,637	$9,340,425	$38,576,419

(1)Represents one committed near-term project expected to commence construction during the next two years after September 30, 2024.
(2)Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 2 for additional details, including future development and redevelopment square feet currently included in rental properties.
(3)We expect to continue pursuing our strategy to fund a significant portion of our capital requirements for the year ending December 31, 2024 with dispositions primarily focused on sales of properties and land parcels not integral to our mega campus strategy.
(4)Balances exclude accumulated depreciation and our share of the cost basis associated with our properties held by our unconsolidated real estate joint ventures, which is classified as investments in unconsolidated real estate joint ventures in our consolidated balance sheets.

Acquisitions
Our real estate asset acquisitions during the nine months ended September 30, 2024 and pending as of the date of this report consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy	Square Footage
					Future Development(1)	Operating With Future Development/ Redevelopment(1)	Purchase Price

Completed during the nine months ended September 30, 2024:
285, 299, 307, and 345 Dorchester Avenue (60% interest in consolidated JV)(2)	Seaport Innovation District/ Greater Boston	1/30/24	—	N/A	1,040,000	—	$155,321
Other							46,490
							201,811
Completed in October 2024:
428 Westlake Avenue North	Lake Union/Seattle	10/1/24	1	100%	—	88,514	47,600
							$249,411
2024 guidance range for acquisitions					$250,000 – $750,000
(1)We expect to provide total estimated costs and related yields for development and significant redevelopment projects in the future, subsequent to the commencement of construction.
(2)Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional details.

Dispositions
Our completed dispositions of real estate assets during the nine months ended September 30, 2024 and pending as of the date of this report consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Sale	Interest Sold	RSF	Capitalization Rate	Capitalization Rate (Cash Basis)	Sales Price		Sales Price per RSF
Completed during the six months ended June 30, 2024:
Dispositions of 100% interest in properties not integral to our mega campus strategy
99 A Street(1)	Seaport Innovation District/ Greater Boston	3/8/24	100%	235,000	N/A	N/A	$13,350		N/A
Other							3,863
							17,213
Completed during the three months ended September 30, 2024:
Sale to longstanding tenant
1165 Eastlake Avenue East	Lake Union/Seattle	9/12/24	100%	100,086	4.7%	4.9%	149,985	(2)	$1,499
Dispositions of properties not integral to our mega campus strategy
219 East 42nd Street	New York City/New York City	7/9/24	100%	349,947	N/A	N/A	60,000	(3)	N/A
Other							11,511
							221,496	(4)
Dispositions completed during the nine months ended September 30, 2024							238,709
Completed in October 2024:
Dispositions of properties not integral to our mega campus strategy
14225 Newbrook Drive	Northern Virginia/Maryland	10/15/24	100%	248,186	7.6%	7.4%	80,500	(5)	$324
							319,209
Pending dispositions for the fourth quarter of 2024 subsequent to the date of this report:
Subject to non-refundable deposits
Sale to longstanding tenant	Greater Boston	4Q24	100%		8.5%	6.3%	369,439	(6)
Other							207,713
							577,152
Subject to executed letters of intent and/or purchase and sale agreements							602,500	(6)
							1,179,652	(7)
							$1,498,861
2024 guidance range for dispositions and common equity				$1,050,000 – $2,050,000

(1)We completed the sale during the three months ended March 31, 2024 and recognized no gain or loss. Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1 for additional information.
(2)Upon completion of the sale, we recognized a gain on sale of real estate aggregating $21.5 million during the three months ended September 30, 2024.
(3)The property was leased to a single tenant with a July 2024 lease expiration and had annual net operating income of $18.6 million based on three months ended June 30, 2024 annualized. This property was previously considered to be a potential development project upon expiration of the in-place non-laboratory space lease.
(4)Dispositions completed during the three months ended September 30, 2024 had annual net operating income of $26.5 million (based on three months ended June 30, 2024 annualized) with a weighted-average disposition date of July 28,
2024 (weighted by net operating income for the three months ended June 30, 2024 annualized).
(5)Demonstrating the long-term enduring value of our laboratory facilities, Alexandria successfully operated our only asset in the Northern Virginia submarket from its acquisition in 1997 (prior to our IPO) through its sale in October 2024. Upon completion of the sale, we recognized a gain on sale of real estate aggregating $37.1 million.
(6)Refer to Note 16 – “Subsequent events” to our unaudited consolidated financial statements in Item 1 for additional information.
(7)Pending dispositions subsequent to the date of this report have estimated annual net operating income of approximately $95.8 million (based on three months ended September 30, 2024 annualized) with a weighted-average estimated disposition date of December 5, 2024 (weighted by net operating income for the three months ended September 30, 2024 annualized). Approximately half of our pending dispositions are non-core stabilized stand-alone properties with weighted-average capitalization rates of 8.5% and 7.0% (cash basis), and the remaining half are land and non-stabilized properties that have vacancy or significant near-term lease expirations that will require capital to re-tenant, including one building with approximately 72% of non-laboratory space.

New Class A/A+ development and redevelopment properties
ALEXANDRIA’S FUTURE GROWTH IN
ANNUAL NET OPERATING INCOME FROM
DEVELOPMENT AND REDEVELOPMENT DELIVERIES
$510 MILLION
(1)
Placed Into Service
Expected to Be Placed Into Service
(2)

YTD 3Q24	3Q24

$63M	$21M
945,118 RSF	316,691 RSF

100% Leased
(3)

4Q24–4Q25	1Q26–1Q28

$158M	$352M
Aggregating 5.5M RSF

55% Leased/Negotiating
Refer to “Net operating income” under “Definitions and reconciliations” in Item 2 for additional details, including its reconciliation from the most directly comparable financial measures presented in accordance with GAAP.
(1)Our share of incremental annual net operating income from development and redevelopment projects expected to be placed into service primarily commencing from 4Q24 through 1Q28 is projected to be $407 million.
(2)Represents expected incremental annual net operating income to be placed into service from deliveries of projects undergoing construction and one committed near-term project expected to commence construction in the next two years.
(3)Includes (i) 1.0 million RSF that is expected to stabilize through 2025 and is 92% leased/negotiating and (ii) expected partial deliveries through 4Q25 from projects expected to stabilize in 2026 and beyond. Refer to the initial and stabilized occupancy years under “New Class A/A+ development and redevelopment properties: current projects” in Item 2 for additional details.

New Class A/A+ development and redevelopment properties: recent deliveries

500 North Beacon Street and 4 Kingsbury Avenue(1)	651 Gateway Boulevard	1150 Eastlake Avenue East
Greater Boston/ Cambridge/Inner Suburbs	San Francisco Bay Area/ South San Francisco	Seattle/Lake Union
138,537 RSF	67,017 RSF	311,631 RSF
100% Occupancy	100% Occupancy	100% Occupancy

9810 Darnestown Road	9820 Darnestown Road	9808 Medical Center Drive
Maryland/Rockville	Maryland/Rockville	Maryland/Rockville
195,435 RSF	250,000 RSF	65,171 RSF
100% Occupancy	100% Occupancy	100% Occupancy

(1)Image represents 500 North Beacon Street on The Arsenal on the Charles mega campus.

New Class A/A+ development and redevelopment properties: recent deliveries (continued)
The following table presents development and redevelopment of new Class A/A+ projects placed into service during the nine months ended September 30, 2024 (dollars in thousands):
Incremental Annual Net Operating Income Generated From YTD 3Q24 Deliveries
Aggregated $63 Million, Including $21 Million in 3Q24

Property/Market/Submarket	3Q24 Delivery Date(1)	Our Ownership Interest	RSF Placed in Service					Occupancy Percentage(2)	Total Project		Unlevered Yields
			Prior to 1/1/24	1Q24	2Q24	3Q24	Total				Initial Stabilized	Initial Stabilized (Cash Basis)
									RSF	Investment
Development projects
99 Coolidge Avenue/Greater Boston/Cambridge/ Inner Suburbs	N/A	75.0%	43,568	72,846	—	—	116,414	100%	320,809	$468,000	7.1%	7.0%
500 North Beacon Street and 4 Kingsbury Avenue/ Greater Boston/Cambridge/Inner Suburbs	N/A	100%	—	100,624	37,913	—	138,537	100%	248,018	427,000	6.2	5.5
1150 Eastlake Avenue East/Seattle/Lake Union	7/16/24	100%	278,282	—	2,079	31,270	311,631	100%	311,631	442,000	6.6	6.7
9810 Darnestown Road/Maryland/Rockville	N/A	100%	—	—	195,435	—	195,435	100%	195,435	135,000	7.1	6.2
9820 Darnestown Road/Maryland/Rockville	8/21/24	100%	—	—	—	250,000	250,000	100%	250,000	177,000	8.7	5.6
9808 Medical Center Drive/Maryland/Rockville	7/25/24	100%	26,460	—	25,655	13,056	65,171	100%	95,061	115,000	5.4	5.4

Redevelopment projects
651 Gateway Boulevard/San Francisco Bay Area/ South San Francisco	7/12/24	50.0%	—	44,652	—	22,365	67,017	100%	326,706	487,000	5.0	5.1
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Seattle/Bothell	N/A	100%	65,086	115,598	—	—	180,684	100%	460,934	229,000	6.3	6.2
Canada	N/A	100%	44,862	9,725	23,900	—	78,487	100%	250,790	113,000	6.4	6.3
Weighted average/total	8/11/24		458,258	343,445	284,982	316,691	1,403,376		2,459,384	$2,593,000	6.4%	6.0%
(1)Represents the average delivery date for deliveries that occurred during the three months ended September 30, 2024, weighted by annual rental revenue.
(2)Occupancy relates to total operating RSF placed in service as of the most recent delivery.

New Class A/A+ development and redevelopment properties: current projects

99 Coolidge Avenue	500 North Beacon Street and 4 Kingsbury Avenue(1)	311 Arsenal Street	201 Brookline Avenue	401 Park Drive
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Fenway	Greater Boston/Fenway
204,395 RSF	109,481 RSF	308,446 RSF	58,149 RSF	159,959 RSF
40% Leased/Negotiating	92% Leased	21% Leased	100% Leased	14% Leased

421 Park Drive	40, 50, and 60 Sylvan Road(2)	840 Winter Street	1450 Owens Street(3)	651 Gateway Boulevard
Greater Boston/Fenway	Greater Boston/Route 128	Greater Boston/Route 128	San Francisco Bay Area/ Mission Bay	San Francisco Bay Area/ South San Francisco
392,011 RSF	596,064 RSF	139,680 RSF	212,796 RSF	259,689 RSF
13% Leased	31% Leased	100% Leased	—% Leased/Negotiating	25% Leased/Negotiating

(1)Image represents 500 North Beacon Street on The Arsenal on the Charles mega campus.
(2)Image represents 60 Sylvan Road on the Alexandria Center® for Life Science – Waltham mega campus. The project is expected to capture demand in our Route 128 submarket.
(3)Image represents a multi-tenant project expanding our existing Alexandria Center® for Science and Technology – Mission Bay mega campus, where our joint venture partner will fund 100% of the construction cost until it attains an ownership interest of 75%, after which it will contribute its respective share of additional capital. We are in negotiations with a biomedical institution for the sale of a 50% condominium interest in this property.

New Class A/A+ development and redevelopment properties: current projects (continued)

230 Harriet Tubman Way	10935, 10945, and 10955 Alexandria Way(1)	4135 Campus Point Court	4155 Campus Point Court
San Francisco Bay Area/ South San Francisco	San Diego/Torrey Pines	San Diego/ University Town Center	San Diego/ University Town Center
285,346 RSF	334,996 RSF	426,927 RSF	171,102 RSF
100% Leased	100% Leased	100% Leased	100% Leased

10075 Barnes Canyon Road	701 Dexter Avenue North(2)	Alexandria Center® for Advanced Technologies – Monte Villa Parkway(3)	9808 Medical Center Drive	8800 Technology Forest Place
San Diego/Sorrento Mesa	Seattle/Lake Union	Seattle/Bothell	Maryland/Rockville	Texas/Greater Houston
253,079 RSF	227,577 RSF	34,306 RSF	29,890 RSF	73,298 RSF
70% Leased	—% Leased/Negotiating	98% Leased	76% Leased/Negotiating	41% Leased

(1)Image represents 10955 Alexandria Way on the One Alexandria Square mega campus.
(2)We initially started this project due to strong demand from neighboring tenants but strategically paused in the first quarter of 2023. We have resumed construction activities at this project in order to maintain our existing entitlements and permits. We have interest from various prospective tenants, including from multinational pharmaceutical companies. Beyond this purpose-built life science asset, there is no competitive supply expected to be delivered in 2025 or 2026 in our Lake Union submarket. As of September 30, 2024, we are 95.3% occupied in our Lake Union submarket.
(3)Image represents 3755 Monte Villa Parkway.

New Class A/A+ development and redevelopment properties: current projects (continued)
The following tables set forth a summary of our new Class A/A+ development and redevelopment properties under construction and pre-leased/negotiating near-term projects as of
September 30, 2024 (dollars in thousands):

Property/Market/Submarket		Square Footage				Percentage			Occupancy(1)
	Dev/Redev	In Service		CIP	Total	Leased	Leased/ Negotiating		Initial	Stabilized
Under construction
2024 and 2025 stabilization
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/ Cambridge/Inner Suburbs	Dev	138,537		109,481	248,018	92%	92%		1Q24	2025
201 Brookline Avenue/Greater Boston/Fenway	Dev	451,967		58,149	510,116	100	100		3Q22	4Q24
840 Winter Street/Greater Boston/Route 128	Redev	28,534		139,680	168,214	100	100		4Q24	2025
230 Harriet Tubman Way/San Francisco Bay Area/South San Francisco	Dev	—		285,346	285,346	100	100		1Q25	1Q25
4155 Campus Point Court/San Diego/University Town Center	Dev	—		171,102	171,102	100	100		4Q24	4Q24
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Seattle/Bothell	Redev	426,628		34,306	460,934	98	98		1Q23	4Q24
9808 Medical Center Drive/Maryland/Rockville	Dev	65,171		29,890	95,061	69	76		3Q23	4Q24
8800 Technology Forest Place/Texas/Greater Houston	Redev	50,094		73,298	123,392	41	41		2Q23	2025
Canada	Redev	111,479		139,311	250,790	73	73		3Q23	2025
		1,272,410		1,040,563	2,312,973	91	92
2026 and beyond stabilization
One Hampshire Street/Greater Boston/Cambridge	Redev	—		104,956	104,956	—	—		2027	2028
311 Arsenal Street/Greater Boston/Cambridge/Inner Suburbs	Redev	82,216	(2)	308,446	390,662	21	21		2027	2027
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	Dev	116,414		204,395	320,809	40	40		4Q23	2026
401 Park Drive/Greater Boston/Fenway	Redev	—		159,959	159,959	14	14		2024	2026
421 Park Drive/Greater Boston/Fenway	Dev	—		392,011	392,011	13	13		2026	2027
40, 50, and 60 Sylvan Road/Greater Boston/Route 128	Redev	—		596,064	596,064	31	31		2025	2027
Other/Greater Boston	Redev	—		453,869	453,869	—	—	(3)	2027	2027
1450 Owens Street/San Francisco Bay Area/Mission Bay	Dev	—		212,796	212,796	—	—	(4)	2025	2026
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	Redev	67,017		259,689	326,706	21	25		1Q24	2026
10935, 10945, and 10955 Alexandria Way/San Diego/Torrey Pines	Dev	—		334,996	334,996	100	100		4Q24	2026
4135 Campus Point Court/San Diego/University Town Center	Dev	—		426,927	426,927	100	100		2026	2026
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	Dev	—		253,079	253,079	70	70		2025	2026
701 Dexter Avenue North/Seattle/Lake Union	Dev	—		227,577	227,577	—	—	(5)	2026	2027
		265,647		3,934,764	4,200,411	35	36
		1,538,057		4,975,327	6,513,384	55	55
Committed near-term project expected to commence construction in the next two years
4165 Campus Point Court/San Diego/University Town Center	Dev	—		492,570	492,570	—	51
Total		1,538,057		5,467,897	7,005,954	51%	55%
(1)Initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy. Multi-tenant projects may increase in occupancy over a period of time.
(2)We expect to redevelop an additional 25,312 RSF of space occupied as of September 30, 2024 into laboratory space upon expiration of the existing leases through the second half of 2025. Refer to “Investments in real estate” under
“Definitions and reconciliations” in Item 2 for additional information.
(3)Represents a project focused on demand from our existing tenants in our adjacent properties/campuses that will address demand from other non-Alexandria properties/campuses.
(4)Represents a multi-tenant project expanding our existing mega campus, where our joint venture partner will fund 100% of the construction cost until it attains an ownership interest of 75%, after which it will contribute its respective share of additional capital. We are in negotiations with a biomedical institution for the sale of a 50% condominium interest in this property.
(5)We initially started this project due to strong demand from neighboring tenants but strategically paused in the first quarter of 2023. We have resumed construction activities at this project in order to maintain our existing entitlements and permits. We have interest from various prospective tenants, including from multinational pharmaceutical companies. Beyond this purpose-built life science asset, there is no competitive supply expected to be delivered in 2025 or 2026 in our Lake Union submarket. As of September 30, 2024, we are 95.3% occupied in our Lake Union submarket.

New Class A/A+ development and redevelopment properties: current projects (continued)

	Our Ownership Interest	At 100%						Unlevered Yields
Property/Market/Submarket		In Service	CIP	Cost to Complete		Total at Completion		Initial Stabilized	Initial Stabilized (Cash Basis)

Under construction
2024 and 2025 stabilization
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/ Cambridge/Inner Suburbs	100%	$284,645	$115,506	$26,849		$427,000		6.2%	5.5%
201 Brookline Avenue/Greater Boston/Fenway	99.0%	665,877	91,610	17,513		775,000		7.2%	6.5%
840 Winter Street/Greater Boston/Route 128	100%	13,653	187,366	35,981		237,000		7.6%	6.5%
230 Harriet Tubman Way/San Francisco Bay Area/South San Francisco	47.9%	—	350,231	159,769		510,000		7.4%	6.4%
4155 Campus Point Court/San Diego/University Town Center	55.0%	—	140,300	43,700		184,000		8.0%	6.4%
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Seattle/Bothell	100%	193,823	11,977	23,200		229,000		6.3%	6.2%
9808 Medical Center Drive/Maryland/Rockville	100%	79,320	33,018	2,662		115,000		5.4%	5.4%
8800 Technology Forest Place/Texas/Greater Houston	100%	57,315	46,202	8,483		112,000		6.3%	6.0%
Canada	100%	50,219	50,044	12,737		113,000		6.4%	6.3%
		1,344,852	1,026,254
2026 and beyond stabilization(1)
One Hampshire Street/Greater Boston/Cambridge	100%	—	161,328	TBD
311 Arsenal Street/Greater Boston/Cambridge/Inner Suburbs	100%	60,625	233,563
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	75.0%	136,527	192,432	139,041		468,000		7.1%	7.0%
401 Park Drive/Greater Boston/Fenway	100%	—	194,421	TBD
421 Park Drive/Greater Boston/Fenway	99.7%	—	422,278
40, 50, and 60 Sylvan Road/Greater Boston/Route 128	100%	—	437,356
Other/Greater Boston	100%	—	148,804
1450 Owens Street/San Francisco Bay Area/Mission Bay	25.4%	—	234,665
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	50.0%	87,357	256,413	143,230		487,000		5.0%	5.1%
10935, 10945, and 10955 Alexandria Way/San Diego/Torrey Pines	100%	—	359,926	143,074		503,000		6.2%	5.8%
4135 Campus Point Court/San Diego/University Town Center	55.0%	—	292,913	231,087		524,000		6.6%	6.2%
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	50.0%	—	168,582	152,418		321,000		5.5%	5.7%
701 Dexter Avenue North/Seattle/Lake Union	100%	—	206,638	TBD
		284,509	3,309,319
		1,629,361	4,335,573
Committed near-term project expected to commence construction in the next two years
4165 Campus Point Court/San Diego/University Town Center	55.0%	—	69,521	TBD

Total		$1,629,361	$4,405,094	$3,780,000	(2)	$9,820,000	(2)

Our share of investment(2)(3)		$1,550,000	$3,570,000	$3,030,000		$8,150,000
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

New Class A/A+ development and redevelopment properties: summary of pipeline
69% of Our Total Development and Redevelopment Pipeline RSF Is Within Our Mega Campuses
The following table summarizes the key information for all our development and redevelopment projects in North America as of September 30, 2024 (dollars in thousands):

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Priority Anticipated	Future

Greater Boston
Mega Campus: Alexandria Center® at One Kendall Square/ Cambridge	100%	$161,328	104,956	—	—	—	104,956
One Hampshire Street
Mega Campus: The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	360,538	417,927	—	25,312	34,157	477,396
311 Arsenal Street, 500 North Beacon Street, and 4 Kingsbury Avenue
Mega Campus: 480 Arsenal Way and 446, 458, 500, and 550 Arsenal Street, and 99 Coolidge Avenue/Cambridge/Inner Suburbs	(2)	279,763	204,395	—	—	902,000	1,106,395
446, 458, 500, and 550 Arsenal Street, and 99 Coolidge Avenue
Mega Campus: Alexandria Center® for Life Science – Fenway/ Fenway	(3)	708,309	610,119	—	—	—	610,119
201 Brookline Avenue and 401 and 421 Park Drive
Mega Campus: Alexandria Center® for Life Science – Waltham/ Route 128	100%	687,346	735,744	—	—	515,000	1,250,744
40, 50, and 60 Sylvan Road, 35 Gatehouse Drive, and 840 Winter Street
Mega Campus: Alexandria Center® at Kendall Square/ Cambridge	100%	126,688	—	—	—	216,455	216,455
100 Edwin H. Land Boulevard
Mega Campus: Alexandria Technology Square®/Cambridge	100%	7,881	—	—	—	100,000	100,000
Mega Campus: 285, 299, 307, and 345 Dorchester Avenue/ Seaport Innovation District	60.0%	286,300	—	—	—	1,040,000	1,040,000
10 Necco Street/Seaport Innovation District	100%	105,111	—	—	—	175,000	175,000
Mega Campus: One Moderna Way/Route 128	100%	26,052	—	—	—	1,085,000	1,085,000
215 Presidential Way/Route 128	100%	6,816	—	—	—	112,000	112,000
Other development and redevelopment projects	(4)	310,381	453,869	—	—	1,323,541	1,777,410
		$3,066,513	2,527,010	—	25,312	5,503,153	8,055,475
Refer to “Mega campus” under “Definitions and reconciliations” in Item 2 for additional information.
(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes the RSF of buildings currently in operation at properties that also have future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property subject to market conditions and leasing. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 2 for additional information, including development and redevelopment square feet currently included in rental properties.
(2)We have a 75.0% interest in 99 Coolidge Avenue aggregating 204,395 RSF and 100.0% interest in 446, 458, 500, and 550 Arsenal Street aggregating 902,000 RSF.
(3)We have a 99.0% interest in 201 Brookline Avenue aggregating 58,149 RSF, a 100% interest in 401 Park Drive aggregating 159,959 RSF, and a 99.7% interest in 421 Park Drive aggregating 392,011 RSF.
(4)Includes a property in which we own a partial interest through a real estate joint venture.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Priority Anticipated	Future
San Francisco Bay Area
Mega Campus: Alexandria Center® for Science and Technology – Mission Bay/Mission Bay	25.4%	$234,665	212,796	—	—	—	212,796
1450 Owens Street
Alexandria Center® for Life Science – Millbrae/South San Francisco	47.9%	510,162	285,346	—	198,188	150,213	633,747
230 Harriet Tubman Way, 201 and 231 Adrian Road, and 6 and 30 Rollins Road
Mega Campus: Alexandria Technology Center® – Gateway/ South San Francisco	50.0%	283,002	259,689	—	—	291,000	550,689
651 Gateway Boulevard
Mega Campus: Alexandria Center® for Advanced Technologies – Tanforan/South San Francisco	100%	397,159	—	—	150,000	1,780,000	1,930,000
1122, 1150, and 1178 El Camino Real
Mega Campus: Alexandria Center® for Advanced Technologies – South San Francisco/South San Francisco	100%	6,655	—	—	107,250	90,000	197,250
211(2) and 269 East Grand Avenue
Mega Campus: Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%	446,892	—	—	105,000	1,392,830	1,497,830
960 Industrial Road, 987 and 1075 Commercial Street, and 888 Bransten Road
3825 and 3875 Fabian Way/Greater Stanford	100%	154,174	—	—	—	478,000	478,000
2100, 2200, 2300, and 2400 Geng Road/Greater Stanford	100%	36,509	—	—	—	240,000	240,000
901 California Avenue/Greater Stanford	100%	19,770	—	—	—	56,924	56,924
Mega Campus: 88 Bluxome Street/SoMa	100%	392,785	—	—	—	1,070,925	1,070,925
Other development and redevelopment projects	100%	—	—	—	—	25,000	25,000
		$2,481,773	757,831	—	560,438	5,574,892	6,893,161
Refer to “Mega campus” under “Definitions and reconciliations” in Item 2 for additional information.
(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes the RSF of buildings currently in operation at properties that also have future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property subject to market conditions and leasing. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 2 for additional information, including development and redevelopment square feet currently included in rental properties.
(2)We own a partial interest in this property through a real estate joint venture. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional details.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Priority Anticipated	Future
San Diego
Mega Campus: One Alexandria Square/Torrey Pines	100%	$417,621	334,996	—	—	125,280	460,276
10935, 10945, and 10955 Alexandria Way and 10975 and 10995 Torreyana Road
Mega Campus: Campus Point by Alexandria/University Town Center	55.0%	671,303	598,029	492,570	—	650,000	1,740,599
10010(2), 10140(2), and 10260 Campus Point Drive and 4135, 4155, 4161, 4165, and 4275(2) Campus Point Court
Mega Campus: SD Tech by Alexandria/Sorrento Mesa	50.0%	317,172	253,079	—	250,000	243,845	746,924
9805 Scranton Road and 10065 and 10075 Barnes Canyon Road
11255 and 11355 North Torrey Pines Road/Torrey Pines	100%	150,187	—	—	153,000	62,000	215,000
Costa Verde by Alexandria/University Town Center	100%	138,107	—	—	—	537,000	537,000
8410-8750 Genesee Avenue and 4282 Esplanade Court
Mega Campus: 5200 Illumina Way/University Town Center	51.0%	17,441	—	—	—	451,832	451,832
ARE Towne Centre/University Town Center	100%	19,869	—	—	—	230,000	230,000
9363, 9373, and 9393 Towne Centre Drive
9625 Towne Centre Drive/University Town Center	30.0%	837	—	—	—	100,000	100,000
Mega Campus: Sequence District by Alexandria/Sorrento Mesa	100%	46,323	—	—	—	1,798,915	1,798,915
6260, 6290, 6310, 6340, 6350, and 6450 Sequence Drive
Scripps Science Park by Alexandria/Sorrento Mesa	100%	120,941	—	—	—	598,349	598,349
10048, 10219, 10256, and 10260 Meanley Drive and 10277 Scripps Ranch Boulevard
Pacific Technology Park/Sorrento Mesa	50.0%	23,857	—	—	—	149,000	149,000
9444 Waples Street
4025, 4031, 4045, and 4075 Sorrento Valley Boulevard/Sorrento Valley	100%	43,641	—	—	—	247,000	247,000
Other development and redevelopment projects	(3)	75,716	—	—	—	475,000	475,000
		$2,043,015	1,186,104	492,570	403,000	5,668,221	7,749,895
Refer to “Mega campus” under “Definitions and reconciliations” in Item 2 for additional information.
(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes the RSF of buildings currently in operation at properties that also have future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property subject to market conditions and leasing. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 2 for additional information, including development and redevelopment square feet currently included in rental properties.
(2)We have a 100% interest in this property.
(3)Includes a property in which we own a partial interest through a real estate joint venture.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Committed Near Term	Priority Anticipated	Future
Seattle
Mega Campus: Alexandria Center® for Life Science – South Lake Union/Lake Union	(2)	$485,628	227,577	—	869,000	188,400	1,284,977
601 and 701 Dexter Avenue North and 800 Mercer Street
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/Bothell	100%	11,977	34,306	—	—	—	34,306
3301 Monte Villa Parkway
830 and 1010 4th Avenue South/SoDo	100%	59,262	—	—	—	597,313	597,313
410 West Harrison Street/Elliott Bay	100%	—	—	—	—	91,000	91,000
Mega Campus: Alexandria Center® for Advanced Technologies – Canyon Park/Bothell	100%	17,439	—	—	—	230,000	230,000
21660 20th Avenue Southeast
Other development and redevelopment projects	100%	142,484	—	—	—	706,087	706,087
		716,790	261,883	—	869,000	1,812,800	2,943,683
Maryland
Mega Campus: Alexandria Center® for Life Science – Shady Grove/Rockville	100%	54,904	29,890	—	—	296,000	325,890
9808 Medical Center Drive and 9830 Darnestown Road
		54,904	29,890	—	—	296,000	325,890
Research Triangle
Mega Campus: Alexandria Center® for Advanced Technologies and Agtech – Research Triangle/Research Triangle	100%	103,653	—	—	180,000	990,000	1,170,000
4 and 12 Davis Drive
Mega Campus: Alexandria Center® for Life Science – Durham/ Research Triangle	100%	176,524	—	—	—	2,210,000	2,210,000
41 Moore Drive
Mega Campus: Alexandria Center® for NextGen Medicines/ Research Triangle	100%	$108,035	—	—	—	1,055,000	1,055,000
3029 East Cornwallis Road
Refer to “Mega campus” under “Definitions and reconciliations” in Item 2 for additional information.
(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes the RSF of buildings currently in operation at properties that also have future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property subject to market conditions and leasing. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 2 for additional information, including development and redevelopment square feet currently included in rental properties.
(2)We have a 100% interest in 601 and 701 Dexter Avenue North aggregating 415,977 RSF and a 60% interest in the priority anticipated development project at 800 Mercer Street aggregating 869,000 RSF.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment					Total(1)
				Active and Near-Term Construction		Future Opportunities Subject to Market Conditions and Leasing
				Under Construction	Committed Near Term	Priority Anticipated	Future
Research Triangle (continued)
Mega Campus: Alexandria Center® for Sustainable Technologies/Research Triangle	100%	$53,326		—	—	—	750,000		750,000
120 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive
100 Capitola Drive/Research Triangle	100%	—		—	—	—	65,965		65,965
Other development and redevelopment projects	100%	4,185		—	—	—	76,262		76,262
		445,723		—	—	180,000	5,147,227		5,327,227
New York City
Mega Campus: Alexandria Center® for Life Science – New York City/New York City	100%	165,061		—	—	—	550,000	(2)	550,000
		165,061		—	—	—	550,000		550,000
Texas
Alexandria Center® for Advanced Technologies at The Woodlands/ Greater Houston	100%	49,034		73,298	—	—	116,405		189,703
8800 Technology Forest Place
1001 Trinity Street and 1020 Red River Street/Austin	100%	10,177		—	—	126,034	123,976		250,010
Other development and redevelopment projects	100%	136,980		—	—	—	1,694,000		1,694,000
		196,191		73,298	—	126,034	1,934,381		2,133,713

Canada	100%	50,044		139,311	—	—	371,743		511,054
Other development and redevelopment projects	100%	120,411		—	—	—	724,349		724,349
Total pipeline as of September 30, 2024		$9,340,425	(3)	4,975,327	492,570	2,163,784	27,582,766		35,214,447
Refer to “Mega campus” under “Definitions and reconciliations” in Item 2 for additional information.
(1)Total square footage includes 3,376,039 RSF of buildings currently in operation that we expect to demolish or redevelop and commence future construction subject to market conditions and leasing. Refer to “Investments in real estate”
under “Definitions and reconciliations” in Item 2 for additional information, including development and redevelopment square feet currently included in rental properties.
(2)During the three months ended September 30, 2024, we filed a lawsuit against the New York City Health + Hospitals Corporation and the New York City Economic Development Corporation for fraud and breach of contract concerning our option to ground lease a land parcel to develop a future world-class life science building within the Alexandria Center® for Life Science – New York City campus. Refer to “Legal proceedings” in Item 1 under Part II – Other Information for additional details.
(3)Includes $4.3 billion of projects that are currently under construction and are 55% leased/negotiating. We also expect to commence construction of one committed near-term project aggregating $69.5 million, which is 51% leased/
negotiating, in the next two years after September 30, 2024.

Results of operations
We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our annual report on Form 10-K for the year ended December 31, 2023 and our subsequent quarterly reports on Form 10-Q. We believe that such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe that this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of assets classified as held for sale are related to corporate-
level decisions to dispose of real estate. Gains or losses on early extinguishment of debt are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments, impairments of real estate and non-real estate investments, and acceleration of stock compensation expense due to the resignations of executive officers are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Impairments of non-real estate investments are not related to the operating performance of our real estate as they represent the write-down of non-real estate investments when their fair values decrease below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail in Item 2. Key items included in net income attributable to Alexandria’s common stockholders for the three and nine months ended September 30, 2024 and
2023 and the related per share amounts were as follows (in millions, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
	Amount		Per Share – Diluted		Amount		Per Share – Diluted
Unrealized gains (losses) on non-real estate investments	$2.6	$(77.2)	$0.02	$(0.45)	$(32.5)	$(221.0)	$(0.19)	$(1.29)
Gain on sales of real estate	27.1	—	0.16	—	27.5	214.8	0.16	1.26
Impairment of non-real estate investments	(10.3)	(28.5)	(0.06)	(0.17)	(37.8)	(51.5)	(0.22)	(0.30)
Impairment of real estate	(5.7)	(20.6)	(0.03)	(0.12)	(36.5)	(189.2)	(0.22)	(1.11)
Acceleration of stock compensation expense due to executive officer resignations	—	(1.9)	—	(0.01)	—	(1.9)	—	(0.01)
Total	$13.7	$(128.2)	$0.09	$(0.75)	$(79.3)	$(248.8)	$(0.47)	$(1.45)

Refer to Note 3 – “Investments in real estate” and Note 7 – “Investments” to our unaudited consolidated financial statements in
Item 1 for additional information.

Same properties
We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as “Same Properties.” For additional information on the determination of our Same Properties portfolio, refer to
“Same property comparisons” under “Definitions and reconciliations” in Item 2. The following table presents information regarding our
Same Properties for the three and nine months ended September 30, 2024:

	September 30, 2024
	Three Months Ended	Nine Months Ended
Percentage change in net operating income over comparable period from prior year	1.5%	1.6%
Percentage change in net operating income (cash basis) over comparable period from prior year	6.5%	4.6%
Operating margin	68%	69%
Number of Same Properties	344	339
RSF	34,652,674	33,720,609
Occupancy – current-period average	94.8%	94.4%
Occupancy – same-period prior-year average	94.1%	94.3%
The following table reconciles the number of Same Properties to total properties for the nine months ended
September 30, 2024:

Development – under construction	Properties
201 Brookline Avenue	1
99 Coolidge Avenue	1
500 North Beacon Street and 4 Kingsbury Avenue	2
9808 Medical Center Drive	1
1450 Owens Street	1
230 Harriet Tubman Way	1
4155 Campus Point Court	1
10935, 10945, and 10955 Alexandria Way	3
10075 Barnes Canyon Road	1
421 Park Drive	1
4135 Campus Point Court	1
701 Dexter Avenue North	1
15
Development – placed into service after January 1, 2023	Properties
751 Gateway Boulevard	1
15 Necco Street	1
325 Binney Street	1
9810 Darnestown Road	1
9820 Darnestown Road	1
1150 Eastlake Avenue East	1
6
Redevelopment – under construction	Properties
840 Winter Street	1
40, 50, and 60 Sylvan Road	3
Alexandria Center® for Advanced Technologies – Monte Villa Parkway	6
651 Gateway Boulevard	1
401 Park Drive	1
8800 Technology Forest Place	1
311 Arsenal Street	1
One Hampshire Street	1
Canada	4
Other	2
21

Redevelopment – placed into service after January 1, 2023	Properties
20400 Century Boulevard	1
140 First Street	1
2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive	3
9601 and 9603 Medical Center Drive	2
7
Acquisitions after January 1, 2023	Properties
Other	5
5
Unconsolidated real estate JVs	4
Properties held for sale	9
Total properties excluded from Same Properties	67
Same Properties	339
Total properties in North America as of September 30, 2024	406

Comparison of results for the three months ended September 30, 2024 to the three months ended September 30, 2023
The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same
Properties for the three months ended September 30, 2024, compared to the three months ended September 30, 2023 (dollars in thousands). Refer to “Definitions and reconciliations” in Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
Income from rentals:
Same Properties	$452,417	$439,541	$12,876	2.9%
Non-Same Properties	127,152	86,811	40,341	46.5
Rental revenues	579,569	526,352	53,217	10.1

Same Properties	168,923	165,226	3,697	2.2
Non-Same Properties	27,252	15,953	11,299	70.8
Tenant recoveries	196,175	181,179	14,996	8.3

Income from rentals	775,744	707,531	68,213	9.6

Same Properties	386	619	(233)	(37.6)
Non-Same Properties	15,477	5,638	9,839	174.5
Other income	15,863	6,257	9,606	153.5

Same Properties	621,726	605,386	16,340	2.7
Non-Same Properties	169,881	108,402	61,479	56.7
Total revenues	791,607	713,788	77,819	10.9

Same Properties	199,369	189,368	10,001	5.3
Non-Same Properties	33,896	28,319	5,577	19.7
Rental operations	233,265	217,687	15,578	7.2

Same Properties	422,357	416,018	6,339	1.5
Non-Same Properties	135,985	80,083	55,902	69.8
Net operating income	$558,342	$496,101	$62,241	12.5%

Net operating income – Same Properties	$422,357	$416,018	$6,339	1.5%
Straight-line rent revenue	(4,974)	(23,981)	19,007	(79.3)
Amortization of acquired below-market leases	(14,582)	(13,792)	(790)	5.7
Net operating income – Same Properties (cash basis)	$402,801	$378,245	$24,556	6.5%

Income from rentals
Total income from rentals for the three months ended September 30, 2024 increased by $68.2 million, or 9.6%, to
$775.7 million, compared to $707.5 million for the three months ended September 30, 2023, as a result of an increase in rental revenues and tenant recoveries, as discussed below.
Rental revenues
Total rental revenues for the three months ended September 30, 2024 increased by $53.2 million, or 10.1%, to $579.6 million, compared to $526.4 million for the three months ended September 30, 2023. The increase was primarily due to an increase in rental revenues from our Non-Same Properties related to 2.5 million RSF of development and redevelopment projects placed into service subsequent to July 1, 2023 and four operating properties aggregating 486,610 RSF acquired subsequent to July 1, 2023.
Rental revenues from our Same Properties for the three months ended September 30, 2024 increased by $12.9 million, or
2.9%, to $452.4 million, compared to $439.5 million for the three months ended September 30, 2023. The increase was primarily due to rental rate changes on lease renewals and re-leasing of space since July 1, 2023 and a 0.7% increase in the occupancy of our Same
Properties to 94.8% for the three months ended September 30, 2024 from 94.1% for the three months ended September 30, 2023.
Tenant recoveries
Tenant recoveries for the three months ended September 30, 2024 increased by $15.0 million, or 8.3%, to $196.2 million, compared to $181.2 million for the three months ended September 30, 2023. This increase was primarily from our Non-Same
Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to July 1,
2023, as discussed above under “Rental revenues.”
Same Properties’ tenant recoveries for the three months ended September 30, 2024 increased by $3.7 million, or 2.2%, to
$168.9 million, compared to $165.2 million for the three months ended September 30, 2023, primarily due to higher operating expenses during the three months ended September 30, 2024, as discussed under “Rental operations” below. As of September 30, 2024, 93% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.
Rental operations
Total rental operating expenses for the three months ended September 30, 2024 increased by $15.6 million, or 7.2%, to
$233.3 million, compared to $217.7 million for the three months ended September 30, 2023. The increase was primarily due to incremental expenses related to our Same Properties, as discussed below.
Same Properties’ rental operating expenses increased by $10.0 million, or 5.3%, to $199.4 million during the three months ended September 30, 2024, compared to $189.4 million for the three months ended September 30, 2023, primarily as the result of increases in (i) utility expenses and contractual costs aggregating $5.0 million, due to higher rates and increases in services, and
(ii) higher ground lease expenses aggregating $1.6 million, due to increases in contractual rates related to lease extensions and higher ground lease percentage rent.
Depreciation and amortization
Depreciation and amortization expense for the three months ended September 30, 2024 increased by $24.6 million, or 9.1%, to $294.0 million, compared to $269.4 million for the three months ended September 30, 2023. The increase was primarily due to additional depreciation from development and redevelopment projects placed into service and properties acquired, as discussed above under “Rental revenues.”
General and administrative expenses
General and administrative expenses for the three months ended September 30, 2024 decreased by $2.0 million, or 4.4%, to
$43.9 million, compared to $46.0 million for the three months ended September 30, 2023, primarily due to a reduction in compensation costs resulting from the resignations of two executive officers in the second half of 2023. As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended September 30, 2024 and 2023 were 8.9% and 9.3%, respectively.

Interest expense
Interest expense for the three months ended September 30, 2024 and 2023 consisted of the following (dollars in thousands):

	Three Months Ended September 30,
Component	2024	2023	Change
Gross interest	$130,046	$107,530	$22,516
Capitalized interest	(86,496)	(96,119)	9,623
Interest expense	$43,550	$11,411	$32,139

Average debt balance outstanding(1)	$12,694,260	$11,193,343	$1,500,917
Weighted-average annual interest rate(2)	4.1%	3.8%	0.3%
(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.
The net change in interest expense during the three months ended September 30, 2024, compared to the three months ended
September 30, 2023, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$600 million of unsecured senior notes payable due 2054	5.71%	February 2024	$8,440
$400 million of unsecured senior notes payable due 2036	5.38%	February 2024	5,264
Increases in construction borrowings and interest rates under secured notes payable	8.40%		849
Higher average outstanding balances and/or rate increases on borrowings under commercial paper program and unsecured senior line of credit			7,681
Other increase in interest			282
Change in gross interest			22,516
Decrease in capitalized interest			9,623
Total change in interest expense			$32,139
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
Impairment of real estate
During the three months ended September 30, 2024, we recognized real estate impairment charges aggregating $5.7 million to adjust the carrying amount of one property in Canada that continued to meet the held-for-sale classification to the sales price under negotiation with a potential buyer less costs to sell. We expect to sell this property within 12 months.
During the three months ended September 30, 2023, we recognized real estate impairment charges aggregating $20.6 million to further reduce the carrying amounts of primarily three non-laboratory properties located in our Greater Boston and Texas markets to their respective estimated fair value less costs to sell.
Investment income
During the three months ended September 30, 2024, we recognized investment income aggregating $15.2 million. This income primarily consisted of gains of $26.2 million from increases in fair values of our non-real estate investments in publicly traded companies and in privately held entities that do not report NAV, partially offset by impairment charges of $10.3 million primarily related to two non-real estate investments in privately held entities that do not report NAV. During the three months ended September 30, 2023, we recognized an investment loss aggregating $80.7 million, which consisted of $77.2 million of unrealized losses and $3.5 million of realized losses. For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements. For our impairments accounting policy, refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1.
Gain on sales of real estate
During the three months ended September 30, 2024, we recognized $27.1 million of gains primarily related the disposition of
1165 Eastlake Avenue East in our Lake Union submarket. The gains were classified in gain on sales of real estate within our consolidated statement of operations for the three months ended September 30, 2024.
Other comprehensive income
Total other comprehensive income for the three months ended September 30, 2024 aggregated $5.1 million, compared to total other comprehensive loss of $8.4 million for the three months ended September 30, 2023. The difference is primarily due to the unrealized foreign currency translation gains related to our operations in Canada.

Comparison of results for the nine months ended September 30, 2024 to the nine months ended September 30, 2023
The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same
Properties for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023 (dollars in thousands). Refer to “Definitions and reconciliations” in Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
Income from rentals:
Same Properties	$1,342,463	$1,307,866	$34,597	2.6%
Non-Same Properties	395,341	274,677	120,664	43.9
Rental revenues	1,737,804	1,582,543	155,261	9.8

Same Properties	473,061	461,555	11,506	2.5
Non-Same Properties	75,592	55,721	19,871	35.7
Tenant recoveries	548,653	517,276	31,377	6.1

Income from rentals	2,286,457	2,099,819	186,638	8.9

Same Properties	1,102	1,356	(254)	(18.7)
Non-Same Properties	39,890	27,308	12,582	46.1
Other income	40,992	28,664	12,328	43.0

Same Properties	1,816,626	1,770,777	45,849	2.6
Non-Same Properties	510,823	357,706	153,117	42.8
Total revenues	2,327,449	2,128,483	198,966	9.3

Same Properties	559,427	532,942	26,485	5.0
Non-Same Properties	109,406	103,512	5,894	5.7
Rental operations	668,833	636,454	32,379	5.1

Same Properties	1,257,199	1,237,835	19,364	1.6
Non-Same Properties	401,417	254,194	147,223	57.9
Net operating income	$1,658,616	$1,492,029	$166,587	11.2%

Net operating income – Same Properties	$1,257,199	$1,237,835	$19,364	1.6%
Straight-line rent revenue	(37,251)	(73,626)	36,375	(49.4)
Amortization of acquired below-market leases	(44,993)	(40,410)	(4,583)	11.3
Net operating income – Same Properties (cash basis)	$1,174,955	$1,123,799	$51,156	4.6%

Income from rentals
Total income from rentals for the nine months ended September 30, 2024 increased by $186.6 million, or 8.9%, to $2.3 billion, compared to $2.1 billion for the nine months ended September 30, 2023, as a result of increase in rental revenues and tenant recoveries, as discussed below.
Rental revenues
Total rental revenues for the nine months ended September 30, 2024 increased by $155.3 million, or 9.8%, to $1.7 billion, compared to $1.6 billion for the nine months ended September 30, 2023. The increase was primarily due to an increase in rental revenues from our Non-Same Properties related to 4.1 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2023 and five operating properties aggregating 734,353 RSF acquired subsequent to January 1, 2023.
Rental revenues from our Same Properties for the nine months ended September 30, 2024 increased by $34.6 million, or
2.6%, to $1.3 billion, compared to $1.3 billion for the nine months ended September 30, 2023. The increase was primarily due to rental rate increases on lease renewals and re-leasing of space since January 1, 2023.
Tenant recoveries
Tenant recoveries for the nine months ended September 30, 2024 increased by $31.4 million, or 6.1%, to $548.7 million, compared to $517.3 million for the nine months ended September 30, 2023. This increase was partially from our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to January 1, 2023, as discussed above under “Rental revenues.”
Same Properties’ tenant recoveries for the nine months ended September 30, 2024 increased by $11.5 million, or 2.5%, to
$473.1 million, compared to $461.6 million for the nine months ended September 30, 2023, primarily due to higher operating expenses during the nine months ended September 30, 2024, as discussed under “Rental operations” below. As of September 30, 2024, 93% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.
Rental operations
Total rental operating expenses for the nine months ended September 30, 2024 increased by $32.4 million, or 5.1%, to
$668.8 million, compared to $636.5 million for the nine months ended September 30, 2023.The increase  was primarily due to incremental expenses related to our Same Properties’ rental operating expenses as discussed below.
Same Properties’ rental operating expenses increased by $26.5 million, or 5.0%, to $559.4 million during the nine months ended September 30, 2024, compared to $532.9 million for the nine months ended September 30, 2023, primarily as the result of (i)
the increase in utilities expenses and contractual costs aggregating $12.2 million, primarily due to higher rates and increase in services;
(ii) the increase in property taxes aggregating $7.5 million, primarily due to increases from reassessments in values; and (iii) the increase in property insurance expenses aggregating $2.1 million, primarily due to higher insurance premiums.
Depreciation and amortization
Depreciation and amortization expense for the nine months ended September 30, 2024 increased by $64.0 million, or 7.9%, to
$872.3 million, compared to $808.2 million for the nine months ended September 30, 2023. The increase was primarily due to additional depreciation from development and redevelopment projects placed into service and properties acquired, as discussed above under
“Rental revenues.”
General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2024 decreased by $4.4 million, or 3.2%, to
$135.6 million, compared to $140.1 million for the nine months ended September 30, 2023, primarily due to a reduction in compensation costs resulting from the resignations of two executive officers in the second half of 2023. As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended September 30, 2024 and 2023 were
8.9% and 9.3%, respectively.

Interest expense
Interest expense for the nine months ended September 30, 2024 and 2023 consisted of the following (dollars in thousands):

	Nine Months Ended September 30,
Component	2024	2023	Change
Gross interest	$379,554	$317,100	$62,454
Capitalized interest	(249,375)	(274,863)	25,488
Interest expense	$130,179	$42,237	$87,942

Average debt balance outstanding(1)	$12,417,845	$11,060,327	$1,357,518
Weighted-average annual interest rate(2)	4.1%	3.8%	0.3%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.
The net change in interest expense during the nine months ended September 30, 2024, compared to the nine months ended
September 30, 2023, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$500 million of unsecured senior notes payable due 2053	5.26%	February 2023	$3,226
$500 million of unsecured senior notes payable due 2035	4.88%	February 2023	2,983
$600 million of unsecured senior notes payable due 2054	5.71%	February 2024	21,194
$400 million of unsecured senior notes payable due 2036	5.38%	February 2024	13,219
Increases in construction borrowings and interest rates under secured notes payable	8.40%		3,380
Higher average outstanding balances and/or rate increases on borrowings under commercial paper program and unsecured senior line of credit			16,482
Other increase in interest			1,970
Change in gross interest			62,454
Decrease in capitalized interest			25,488
Total change in interest expense			$87,942
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Impairment of real estate
During the nine months ended September 30, 2024, we recognized real estate impairment charges aggregating $36.5 million, which primarily consisted of the following:
•Impairment charges aggregating $30.8 million primarily consisting of the pre-acquisition costs related to two potential acquisitions aggregating 1.4 million RSF of future development in our Greater Boston market. We executed purchase agreements for these potential acquisitions with the total purchase price aggregating $366.8 million in 2020 and 2022, and we initially expected to close these acquisitions after 2024. Our intent for each site included the demolition of existing buildings upon expiration of the existing in-place leases and the development of life science properties. During the three months ended
June 30, 2024, due to the existing macroeconomic environment that negatively impacted the financial outlooks for these projects, we decided to no longer proceed with these acquisitions, resulting in the recognition of impairment charges.
•Impairment charge of $5.7 million to adjust the carrying amount of one property in Canada that continued to meet the held-for-
sale classification to the sales price under negotiation with a potential buyer less costs to sell. We expect to sell this property within 12 months.
During the nine months ended September 30, 2023, we recognized real estate impairment charges aggregating $189.2 million, which primarily consisted of the following:
•Impairment charge aggregating $145.4 million to reduce the carrying amount of a three-building office campus in our Route
128 submarket to its fair value less costs to sell. We completed the sale of this campus in June 2023 for a sales price of
$109.3 million, with no gain or loss recognized in earnings.
•Impairment charge aggregating $20.6 million to further reduce the carrying amounts of primarily three non-laboratory properties located in our Greater Boston and Texas markets to their respective estimated fair values less costs to sell. We completed the sale of two of these properties in December 2023 and January 2024, and we expect to sell the remaining real estate asset during the next 12 months.
•Impairment charge aggregating $17.1 million to fully write down the carrying amount of our one remaining property in Asia.
Investment income
During the nine months ended September 30, 2024, we recognized an investment income aggregating $14.9 million. This income primarily consisted of gains of $51.2 million from increases in fair values of our non-real estate investments in privately held entities that do not report NAV and in publicly traded companies, partially offset by impairment charges of $37.8 million primarily related to non-real estate investments in privately held entities that do not report NAV.
During the nine months ended September 30, 2023, we recognized investment loss aggregating $204.1 million, which consisted of $16.9 million of realized gains and $221.0 million of unrealized losses.
For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements in Item 1. For our impairments accounting policy, refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1.
Gain on sales of real estate
During the nine months ended September 30, 2024, we recognized $27.5 million of gains primarily related to the disposition of
1165 Eastlake Avenue East in our Lake Union submarket. The gains were classified in gain on sales of real estate within our consolidated statement of operations for the nine months ended September 30, 2024.
During the nine months ended September 30, 2023, we recognized $214.8 million of gains related to the dispositions of six real estate assets. The gains were classified in gain on sales of real estate within our consolidated statement of operations for the nine months ended September 30, 2023.
Other comprehensive loss
Total other comprehensive loss for the nine months ended September 30, 2024 aggregated $6.6 million, compared to total other comprehensive loss of $4.2 million for the nine months ended September 30, 2023. The difference is primarily due to the foreign currency translation related to our operations in Canada.

Summary of capital expenditures
Our construction spending for the nine months ended September 30, 2024 and projected spending for the year ending
December 31, 2024 consisted of the following (in thousands):

	Nine Months Ended September 30, 2024	Projected Midpoint for the Year Ending December 31, 2024
Construction of Class A/A+ properties:
Active construction projects
Under construction and committed near-term projects(1) and projects expected to commence active construction in the fourth quarter of 2024(2)	$1,448,736	$1,913,000
Future pipeline pre-construction
Primarily mega campus expansion pre-construction work (entitlement, design, and site work)	349,082	652,000
Revenue- and non-revenue-enhancing capital expenditures	158,229	250,000
Construction spend (before contributions from noncontrolling interests or tenants)	1,956,047	2,815,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(272,072)	(430,000)	(3)
Tenant-funded and -built landlord improvements	(107,562)	(135,000)
Total construction spending	$1,576,413	$2,250,000
2024 guidance range for construction spending		$1,950,000 – $2,550,000

(1)Includes projects under construction aggregating 5.0 million RSF and one committed near-term project aggregating 492,570 RSF expected to commence construction during the next two years after September 30, 2024, which are 55% leased/negotiating and expected to generate $510 million in incremental annual net operating income primarily commencing from the fourth quarter of 2024 through the first quarter of 2028.
(2)Includes certain priority anticipated development and redevelopment projects expected to commence active construction in the fourth quarter of 2024, subject to market conditions and leasing. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 2 for additional details, including development and redevelopment square feet currently included in rental properties.
(3)Represents contractual capital commitments from existing consolidated real estate joint venture partners to fund construction.
Projected capital contributions from partners in consolidated real estate joint ventures to fund construction
The following table summarizes projected capital contributions from partners in our existing consolidated joint ventures to fund construction through 2027 (in thousands):

Timing	Amount(1)
October 1, 2024 through December 31, 2024	$157,928
2025 through 2027	885,526
Total	$1,043,454

(1)Represents contractual capital commitments from existing consolidated real estate joint venture partners to fund construction.
Average real estate basis used for capitalization of interest
Our construction spending includes capitalized interest. The table below provides key categories of real estate basis capitalized during the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
	Average Real Estate Basis Capitalized		Percentage of Total Average Real Estate Basis Capitalized
Construction of Class A/A+ properties:
Active construction projects
Under construction and committed near-term projects	$2,849,742		35%
Future pipeline pre-construction
Priority anticipated projects	559,815	(1)	7
Primarily mega campus expansion pre-construction work (entitlement, design, and site work)	3,692,497	(1)	45
Smaller redevelopments and repositioning capital projects	1,025,019		13
	$8,127,073		100%

(1)Average real estate basis capitalized related to our future pipeline pre-construction activities includes 31% from four key active and future development and redevelopment projects on mega campuses.

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

Projected 2024 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted	As of 10/21/24	As of 7/22/24
Earnings per share(1)	$2.60 to $2.64	$2.98 to $3.10
Depreciation and amortization of real estate assets	6.05	5.95
Gain on sales of real estate(2)	(0.38)	—
Impairment of real estate – rental properties and land(2)	0.67	0.01
Allocation of unvested restricted stock awards	(0.06)	(0.05)
Funds from operations per share(3)	$8.88 to $8.92	$8.89 to $9.01
Unrealized losses on non-real estate investments	0.19	0.20
Impairment of non-real estate investments	0.22	0.16
Impairment of real estate	0.17	0.17
Allocation to unvested restricted stock awards	(0.01)	(0.01)
Funds from operations per share, as adjusted(3)	$9.45 to $9.49	$9.41 to $9.53
Midpoint	$9.47	$9.47

(1)Excludes unrealized gains or losses on non-real estate investments after September 30, 2024 that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.
(2)Includes $37.1 million of gain on sales of real estate and $106.8 million of real estate impairments recognized in October 2024. Refer to Note 16 – “Subsequent Events”
to our unaudited consolidated financial statements in Item 1 for additional details.
(3)Refer to “Definitions and reconciliations” in Item 2 for additional information.

Key Assumptions(1) (Dollars in millions)	2024 Guidance
	Low	High

Occupancy percentage for operating properties in North America as of December 31, 2024	94.6%	95.6%
Lease renewals and re-leasing of space:
Rental rate changes	11.0%	19.0%
Rental rate changes (cash basis)	5.0%	13.0%
Same property performance:
Net operating income changes	0.5%	2.5%
Net operating income changes (cash basis)	3.0%	5.0%
Straight-line rent revenue(2)	$147	$162
General and administrative expenses(3)	$176	$186
Capitalization of interest	$325	$355
Interest expense	$154	$184
Realized gains on non-real estate investments(4)	$95	$125

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
(2)Reduction in the midpoint of our guidance range for straight-line rent revenue by $22 million is primarily attributable to (i) the write-off of a deferred rent receivable of
$9 million related to the lease termination and a payment of $10 million from a tenant at 409 Illinois Street in our Mission Bay submarket, a 234,249 RSF property owned by our consolidated real estate joint venture for which we have an ownership interest of 25%, and (ii) a change in the expected stabilization date from the fourth quarter of 2024 to the first quarter of 2025 at our fully leased development project at 230 Harriet Tubman Way in our South San Francisco submarket as reported in our Form
10-Q for the quarterly period ended June 30, 2023.
(3)Reduction in the midpoint of our guidance range for general and administrative expense by $5 million is primarily attributable to the realization of savings associated with overall efficiencies, including enhanced cost control measures, incremental use of technology, streamlined processes, and optimization of execution in connection with the sale of non-core assets not integral to our mega campus strategy.
(4)Represents realized gains and losses included in funds from operations per share – diluted, as adjusted, and excludes significant impairments realized on non-real
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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling(1) Interest Share		Operating RSF at 100%
50 and 60 Binney Street/Greater Boston/Cambridge/Inner Suburbs	66.0%		532,395
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%		388,270
100 and 225 Binney Street and 300 Third Street/Greater Boston/Cambridge/Inner Suburbs	70.0%		870,106
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	25.0%		116,414	(2)
15 Necco Street/Greater Boston/Seaport Innovation District	43.3%		345,996
285, 299, 307, and 345 Dorchester Avenue/Greater Boston/Seaport Innovation District	40.0%		—	(2)
Alexandria Center® for Science and Technology – Mission Bay/San Francisco Bay Area/ Mission Bay(3)	75.0%		996,181
1450 Owens Street/San Francisco Bay Area/Mission Bay	74.6%	(4)	—	(2)
601, 611, 651(2), 681, 685, and 701 Gateway Boulevard/San Francisco Bay Area/ South San Francisco	50.0%		853,794
751 Gateway Boulevard/San Francisco Bay Area/South San Francisco	49.0%		230,592
211(2) and 213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%		300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%		155,685
Alexandria Center® for Life Science – Millbrae/San Francisco Bay Area/South San Francisco	52.1%		—	(2)
3215 Merryfield Row/San Diego/Torrey Pines	70.0%		170,523
Campus Point by Alexandria/San Diego/University Town Center(5)	45.0%		1,342,164
5200 Illumina Way/San Diego/University Town Center	49.0%		792,687
9625 Towne Centre Drive/San Diego/University Town Center	70.0%		163,648
SD Tech by Alexandria/San Diego/Sorrento Mesa(6)	50.0%		798,858
Pacific Technology Park/San Diego/Sorrento Mesa	50.0%		544,352
Summers Ridge Science Park/San Diego/Sorrento Mesa(7)	70.0%		316,531
1201 and 1208 Eastlake Avenue East/Seattle/Lake Union	70.0%		207,774
199 East Blaine Street/Seattle/Lake Union	70.0%		115,084
400 Dexter Avenue North/Seattle/Lake Union	70.0%		290,754
800 Mercer Street/Seattle/Lake Union	40.0%		—	(2)

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(8)		Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%		586,208
1401/1413 Research Boulevard/Maryland/Rockville	65.0%	(9)(10)	(9)(10)
1450 Research Boulevard/Maryland/Rockville	73.2%	(10)	42,679
101 West Dickman Street/Maryland/Beltsville	58.2%	(10)	135,423

Refer to “Joint venture financial information” under “Definitions and reconciliations” in Item 2 for additional details.
(1)In addition to the consolidated real estate joint ventures listed, various joint venture partners hold insignificant noncontrolling interests in three other real estate joint ventures in North America.
(2)Represents a property currently under construction or in our development and redevelopment pipeline. Refer to “New Class A/A+ development and redevelopment properties” in Item 2 for additional details.
(3)Includes 409 and 499 Illinois Street, 1500 and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(4)During the nine months ended September 30, 2024, our equity ownership decreased from 40.6% to 25.4% based on continued funding of construction costs by our joint venture partner and a reallocation of equity to our joint venture partner of $30.2 million from us. The noncontrolling interest share of our joint venture partner is anticipated to increase to 75% and ours to decrease to 25% as our partner contributes additional equity to fund the construction of the project.
(5)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4135, 4155, 4161, 4165, 4224, and 4242 Campus Point Court.
(6)Includes 9605, 9645, 9675, 9725, 9735, 9805, 9808, 9855, and 9868 Scranton Road and 10055, 10065, and 10075 Barnes Canyon Road.
(7)Includes 9965, 9975, 9985, and 9995 Summers Ridge Road.
(8)In addition to the unconsolidated real estate joint ventures listed, we hold an interest in one insignificant unconsolidated real estate joint venture in North America.
(9)We have executed a purchase and sale agreement to sell the unconsolidated real estate joint venture and expect to complete the sale during the fourth quarter of 2024.
(10)Represents a joint venture with a local real estate operator in which our joint venture partner manages the day-to-day activities that significantly affect the economic performance of the joint venture.

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of
September 30, 2024 (dollars in thousands):

	Maturity Date	Stated Rate		Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture					Aggregate Commitment	Debt Balance(2)
1401/1413 Research Boulevard(3)	12/23/24	2.70%		3.31%	$28,500	$28,461	65.0%
1655 and 1725 Third Street(4)	3/10/25	4.50%		4.57%	600,000	599,823	10.0%
101 West Dickman Street	11/10/26	SOFR+1.95%	(5)	7.39%	26,750	18,565	58.2%
1450 Research Boulevard	12/10/26	SOFR+1.95%	(5)	7.45%	13,000	8,616	73.2%
					$668,250	$655,465
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of September 30, 2024.
(3)We have executed a purchase and sale agreement to sell the unconsolidated real estate joint venture and expect to complete the sale during the fourth quarter of 2024.
Our net proceeds from the sale are expected to exceed our share of the outstanding debt balance and the carrying amount of this investment as of September 30, 2024.
(4)The unconsolidated real estate joint venture is in the process of working with prospective lenders to refinance this debt. In the event that all or a portion of the debt cannot be refinanced, we may consider contributing additional equity into this unconsolidated joint venture. As of September 30, 2024, our investment in this unconsolidated real estate joint venture was $10.8 million.
(5)This loan is subject to a fixed SOFR floor of 0.75%.
The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures as of and for the three and nine months ended September 30, 2024 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	September 30, 2024		September 30, 2024
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Total revenues	$113,479	$335,786	$3,141	$9,472
Rental operations	(34,697)	(97,009)	(965)	(2,984)
	78,782	238,777	2,176	6,488
General and administrative	(586)	(2,268)	(10)	(80)
Interest	(284)	(753)	(952)	(2,807)
Depreciation and amortization of real estate assets	(32,457)	(94,725)	(1,075)	(3,177)
Fixed returns allocated to redeemable noncontrolling interests(1)	201	603	—	—
	$45,656	$141,634	$139	$424
Straight-line rent and below-market lease revenue	$54	$15,588	$213	$743
Funds from operations(2)	$78,113	$236,359	$1,214	$3,601
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

	As of September 30, 2024
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$4,211,942	$125,029
Cash, cash equivalents, and restricted cash	164,756	3,346
Other assets	425,293	13,411
Secured notes payable	(36,103)	(95,603)
Other liabilities	(280,069)	(6,013)
Redeemable noncontrolling interests	(16,510)	—
	$4,469,309	$40,170
During the nine months ended September 30, 2024 and 2023, our consolidated real estate joint ventures distributed an aggregate of $179.1 million and $192.7 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in
Item 1 for additional information.

Investments
We hold investments in publicly traded companies and privately held entities primarily involved in the life science industry. The tables below summarize components of our investment income (loss) and non-real estate investments (in thousands). Refer to Note 7 –
“Investments” to our unaudited consolidated financial statements in Item 1 for additional information.

	September 30, 2024				Year Ended December 31, 2023
	Three Months Ended		Nine Months Ended
Realized gains	$12,632	(1)	$47,336	(1)	$6,078	(2)
Unrealized gains (losses)	2,610	(3)	(32,470)	(4)	(201,475)	(5)
Investment income (loss)	$15,242		$14,866		$(195,397)

	September 30, 2024					December 31, 2023
Investments	Cost		Unrealized Gains	Unrealized Losses	Carrying Amount	Carrying Amount
Publicly traded companies	$187,085		$50,933	$(85,592)	$152,426	$159,566
Entities that report NAV	527,042		160,608	(31,225)	656,425	671,532
Entities that do not report NAV:
Entities with observable price changes	93,982		72,862	(1,337)	165,507	174,268
Entities without observable price changes	407,261		—	—	407,261	368,654
Investments accounted for under the equity method	N/A		N/A	N/A	137,708	75,498
September 30, 2024	$1,215,370	(6)	$284,403	$(118,154)	$1,519,327	$1,449,518

December 31, 2023	$1,177,072		$320,445	$(123,497)	$1,449,518

Public/Private Mix (Cost)	Tenant/Non-Tenant Mix (Cost)

86%
Private
14%
Public
27%
Tenant
73%
Non-Tenant
(1)Consists of realized gains of $23.0 million and $85.2 million, partially offset by impairment charges of $10.3 million and $37.8 million during the three and nine months ended September 30, 2024, respectively.
(2)Consists of realized gains of $80.6 million, offset by impairment charges of $74.6 million during the year ended December 31, 2023.
(3)Consists of unrealized gains of $25.8 million primarily resulting from the increase in fair values of our investments in publicly traded entities and $23.2 million resulting from accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our realization of investments during the three months ended
September 30, 2024.
(4)Primarily relates to the accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our realization of investments during the nine months ended September 30, 2024.
(5)Consists of unrealized losses of $111.6 million primarily resulting from the decrease in the fair value of our investments in privately held entities that report NAV and
$89.9 million resulting from accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our sales of investments, during the year ended December 31, 2023.
(6)Represents 2.8% of gross assets as of September 30, 2024. Refer to the definition of “Gross assets” under “Definitions and reconciliations” in Item 2 for additional details.

Liquidity

Liquidity		Minimal Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit

$5.4B		(in millions)

$5,000
$5,000
$5,000
$100
$455
<$200
SIGNIFICANT AVAILABILITY
MINIMAL OUTSTANDING
12/31/23
9/30/24
12/31/24 Target
Remaining amounts available for borrowing under our unsecured senior line of credit
Outstanding balance under our unsecured senior line of credit and/or commercial paper program

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$4,545
Outstanding forward equity sales agreements(1)	28
Cash, cash equivalents, and restricted cash	580
Availability under our secured construction loan	51
Investments in publicly traded companies	152
Liquidity as of September 30, 2024	$5,356

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
•Manage a disciplined level of development and redevelopment projects as a percentage of our gross real estate assets;
and
•Maintain high levels of pre-leasing and percentage leased in development and redevelopment projects.

The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; outstanding forward equity sales agreements; cash, cash equivalents, and restricted cash; availability under our secured construction loan; and investments in publicly traded companies as of September 30, 2024 (in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance(1)	Remaining Commitments/ Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	SOFR+0.855%	$5,000,000	$454,589	$4,545,000
Outstanding forward equity sales agreements(2)				27,508
Cash, cash equivalents, and restricted cash				579,637
Construction loan	SOFR+2.70%	$195,300	$144,413	50,773
Investments in publicly traded companies				152,426
Liquidity as of September 30, 2024				$5,355,344
(1)Represents outstanding principal, net of unamortized deferred financing costs, as of September 30, 2024.
(2)Represents expected net proceeds from the future settlement of 230 thousand shares of common stock under forward equity sales agreements after underwriter discounts.
Cash, cash equivalents, and restricted cash
As of September 30, 2024 and December 31, 2023, we had $579.6 million and $660.8 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash provided by operating activities, proceeds from real estate asset sales, sales of partial interests, strategic real estate joint ventures, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured senior notes payable, borrowings under our secured construction loans, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities.
Cash flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Net cash provided by operating activities	$1,230,346	$1,201,933	$28,413
Net cash used in investing activities	$(1,956,959)	$(2,110,556)	$153,597
Net cash provided by financing activities	$645,405	$618,962	$26,443
Operating activities
Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the nine months ended September 30, 2024 increased by $28.4 million to $1.23 billion, compared to $1.20 billion for the nine months ended September 30, 2023. The increase was primarily due to cash flows generated from our development and redevelopment projects place into service since January 1, 2023.

Investing activities
Cash used in investing activities for the nine months ended September 30, 2024 and 2023 consisted of the following (in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2024	2023
Sources of cash from investing activities:
Proceeds from sales of real estate	$229,790	$761,321	$(531,531)
Sales of and distributions from non-real estate investments	141,762	149,299	(7,537)
	371,552	910,620	(539,068)
Uses of cash for investing activities:
Purchases of real estate	201,049	257,333	(56,284)
Additions to real estate	1,932,351	2,600,999	(668,648)
Change in escrow deposits	5,512	5,982	(470)
Investments in unconsolidated real estate joint ventures	4,039	499	3,540
Additions to non-real estate investments	185,560	156,363	29,197
	2,328,511	3,021,176	(692,665)

Net cash used in investing activities	$1,956,959	$2,110,556	$(153,597)
The decrease in net cash used in investing activities for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to a decrease in cash used for real estate purchases and additions, partially offset by lower proceeds from sales of real estate. Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1 for additional information.
Financing activities
Cash flows provided by financing activities for the nine months ended September 30, 2024 and 2023 consisted of the following
(in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Borrowings under secured notes payable	$24,853	$49,578	$(24,725)
Repayments of borrowings under secured notes payable	(32)	(30)	(2)
Proceeds from issuance of unsecured senior notes payable	998,806	996,205	2,601
Borrowings under unsecured senior line of credit	—	375,000	(375,000)
Repayments of borrowings under unsecured senior line of credit	—	(375,000)	375,000
Proceeds from issuances under commercial paper program	7,935,600	1,705,000	6,230,600
Repayments of borrowings under commercial paper program	(7,580,600)	(1,705,000)	(5,875,600)
Payments of loan fees	(36,366)	(16,047)	(20,319)
Changes related to debt	1,342,261	1,029,706	312,555

Contributions from and sales of noncontrolling interests	251,252	436,207	(184,955)
Distributions to and purchases of noncontrolling interests	(231,072)	(193,716)	(37,356)
Dividends on common stock	(671,366)	(633,032)	(38,334)
Taxes paid related to net settlement of equity awards	(45,670)	(20,203)	(25,467)
Net cash provided by financing activities	$645,405	$618,962	$26,443

Capital resources
We expect that our principal liquidity needs for the year ending December 31, 2024 will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	2024 Guidance			Certain Completed Items
	Range		Midpoint
Sources of capital:
Incremental debt	$885	$1,185	$1,035	See below
Net cash provided by operating activities after dividends	400	500	450
Dispositions and common equity(1)	1,050	2,050	1,550	(1)
Total sources of capital	$2,335	$3,735	$3,035

Uses of capital:
Construction	$1,950	$2,550	$2,250
Acquisitions	250	750	500	$249
Ground lease prepayment(2)	135	135	135
Cash expected to be held at December 31, 2024(3)	—	300	150
Total uses of capital	$2,335	$3,735	$3,035

Incremental debt (included above):
Issuance of unsecured senior notes payable(4)	$1,000	$1,000	$1,000	$1,000	(4)
Unsecured senior line of credit, commercial paper program, and other	(115)	185	35
Incremental debt	$885	$1,185	$1,035
(1)Refer to “Dispositions” in Item 2 for additional detail. We expect to fund our remaining capital requirements for the year ending December 31, 2024 with real estate dispositions. As of the date of this report, we completed real estate dispositions aggregating $319.2 million, have additional pending transactions subject to (i) non-
refundable deposits aggregating $577.2 million and (ii) executed letters of intent and/or purchase and sale agreements aggregating $602.5 million and forward equity sales agreements aggregating $28 million, which in aggregate, represents 98% of the $1.55 billion midpoint of our guidance range. We do not expect to issue additional equity in 2024 beyond the existing forward equity sales agreements outstanding.
(2)In July 2024, we executed an amendment to our existing ground lease agreement at the Alexandria Technology Square® mega campus in our Cambridge submarket, which requires that we prepay our entire rent obligation for the extended lease term aggregating $270.0 million in two equal installments during the fourth quarter of 2024 and the first quarter of 2025.
(3)The increase in cash expected to be held at December 31, 2024 is primarily due to changes in the mix and timing of pending dispositions that are subject to non-
refundable deposits or subject to executed letters of intent and/or purchase and sale agreements that are expected to close in the fourth quarter of 2024. This cash is expected to reduce our 2025 debt capital needs.
(4)Represents $1.0 billion of unsecured senior notes payable issued in February 2024. Subject to market conditions, we may seek additional opportunities in 2024 to fund all or a portion of the proceeds necessary for the repayment of our $600.0 million of 3.45% unsecured senior notes payable due on April 30, 2025 through the issuance of additional unsecured senior notes payable that is not assumed in our current 2024 guidance.
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

Sources of capital
Net cash provided by operating activities after dividends
We expect to retain $400 million to $500 million of net cash flows from operating activities after payment of common stock dividends, and distributions to noncontrolling interests for the year ending December 31, 2024. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. For the year ending December 31, 2024, we expect our recently delivered projects, our highly development and redevelopment projects expected to be delivered, contributions from Same Properties, and recently acquired income-producing properties to contribute increases in income from rentals, net operating income, and cash flows. We anticipate contractual near-term growth in annual net operating income (cash basis) of $57 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to “Cash flows” in Item 2 for a discussion of cash flows provided by operating activities for the nine months ended
September 30, 2024.
Debt
We expect to fund a portion of our capital needs for 2024 from issuances under our commercial paper program, issuances of unsecured senior notes payable, borrowings under our unsecured senior line of credit, and/or borrowings under our secured construction loan.
As of September 30, 2024, our unsecured senior line of credit had aggregate commitments of $5.0 billion and bore an interest rate of SOFR plus 0.855%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of
0.145% based on the aggregate commitments outstanding. Based upon our ability to achieve certain annual sustainability targets, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.
Based on certain sustainability metrics achieved in accordance with the terms of our unsecured senior line of credit agreement, the borrowing rate was reduced for a one-year period by two basis points to SOFR plus 0.855%, from SOFR plus 0.875%, and the facility fee was reduced by 0.5 basis point to 0.145% from 0.15%. As of September 30, 2024, we had no outstanding balance on our unsecured line of credit.
In September 2024, we amended and restated our unsecured senior line of credit to, among other changes, extend the maturity date from January 22, 2028 to January 22, 2030, including extension options that we control.
Our commercial paper program provides us with the ability to issue up to $2.5 billion of commercial paper notes with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance under our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit. The commercial paper notes sold during the nine months ended September 30, 2024 were issued at a weighted-average yield to maturity of 5.55%. As of September 30, 2024, we had an outstanding balance of $454.6 million under our commercial paper program with a weighted-average interest rate of 5.05%.
In February 2024, we issued $1.0 billion of unsecured senior notes payable with a weighted-average interest rate of 5.48%
and a weighted-average maturity of 23.1 years. The unsecured senior notes consisted of $400.0 million of 5.25% unsecured senior notes due 2036 and $600.0 million of 5.625% unsecured senior notes due 2054.

The following table presents our average debt outstanding and weighted-average interest rates during the three and nine months ended September 30, 2024 (dollars in thousands):

	Average Debt Outstanding		Weighted-Average Interest Rate
	September 30, 2024		September 30, 2024
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Long-term fixed-rate debt	$12,171,936	$12,008,857	3.79%	3.76%
Short-term variable-rate unsecured senior line of credit and commercial paper program debt	545,848	471,070	5.48	5.57
Blended average interest rate	12,717,784	12,479,927	3.86	3.83
Loan fee amortization and annual facility fee related to unsecured senior line of credit	N/A	N/A	0.12	0.13
Total/weighted average	$12,717,784	$12,479,927	3.98%	3.96%
Real estate dispositions and issuances of common equity
We expect to continue to focus on the disciplined execution of select sales of real estate. Future sales will provide an important source of capital to fund a portion of pending and recently completed acquisitions and our development and redevelopment projects, and also provide significant capital for growth. For the year ending December 31, 2024, we expect real estate dispositions and issuances of common equity to range from $1.1 billion to $2.1 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.
Refer to Note 3 – “Investments in real estate,” Note 4 – “Consolidated and unconsolidated real estate joint ventures,” and
Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements in Item 1 and to “Dispositions” in Item 2 for additional information on our real estate dispositions.
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
Common equity transactions
During the three months ended June 30, 2024, we entered into new forward equity sales agreements aggregating $28 million to sell 230 thousand shares of common stock under our ATM program at an average price of $122.32 (before underwriting discounts).
As of September 30, 2024, the remaining aggregate amount available under our ATM program for future sales of common stock was
$1.47 billion.
Other sources
As a well-known seasoned issuer, we may, from time to time, issue securities at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.
Additionally, we, together with joint venture partners, hold interests in real estate joint ventures that we consolidate in our financial statements. These existing joint ventures provide significant equity capital to fund a portion of our future construction spend, and our joint venture partners may also contribute equity into these entities for financing-related activities. From October 1, 2024 through December 31, 2027, we expect to receive capital contributions aggregating $1.0 billion from existing consolidated real estate joint venture partners to fund construction. During the year ending December 31, 2024, contributions from noncontrolling interests from existing joint venture partners are expected to aggregate $430.0 million.

Uses of capital
Summary of capital expenditures
One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties.
We currently have projects in our development and redevelopment pipeline aggregating 5.3 million RSF of Class A/A+ properties undergoing construction, one committed near-term project expected to commence construction in the next two years, and 1.9 million
RSF of priority anticipated development and redevelopment projects. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to
“New Class A/A+ development and redevelopment properties: current projects” and “Summary of capital expenditures” in Item 2 for more information on our capital expenditures.
We capitalize interest cost as a cost of the project only during the period in which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the nine months ended September 30, 2024 and 2023 of $249.4 million and $274.9 million, respectively, was classified in investments in real estate in our consolidated balance sheets. The decrease in capitalized interest was related to a lower weighted-
average capitalized cost basis of $8.1 billion for the nine months ended September 30, 2024, as compared to $9.6 billion for the nine months ended September 30, 2023, partially offset by an increase in weighted-average interest rate used to capitalize interest to 3.96%
for the nine months ended September 30, 2024 from 3.74% for the nine months ended September 30, 2023.
Property taxes, insurance on real estate, and indirect project costs, such as construction, administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect costs related to development, redevelopment, pre-construction, and construction projects, aggregating $76.8 million and $74.5 million, and property taxes, insurance on real estate, and indirect project costs aggregating $96.5 million and $96.7 million during the nine months ended September 30, 2024 and 2023, respectively.
The decrease in our capitalized costs for the nine months ended September 30, 2024, compared to the same period in 2023, was primarily driven by a reduction in the average real estate basis of our development and redevelopment pipeline following significant deliveries in 2023, most of which were placed into service during the fourth quarter of 2023. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct and indirect project costs related to the asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.
Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $42.3 million for the nine months ended September 30, 2024.
We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the nine months ended September 30, 2024, we capitalized total initial direct leasing costs of $67.0 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Acquisitions
During the nine months ended September 30, 2024, the purchase price of our completed acquisitions aggregated
$201.8 million. As of September 30, 2024, the total purchase price of our pending acquisitions under executed letters of intent and/or purchase and sale agreements expected to be completed in the fourth quarter of 2024 and in 2025 aggregated $47.6 million and $47.8 million, respectively. In October 2024, we completed one acquisition pending as of September 30, 2024 for a purchase price of $47.6 million. For additional information, refer to Note 16 – “Subsequent events” to our unaudited consolidated financial statements in Item 1.
For the year ending December 31, 2024, we expect real estate acquisitions to range from $250 million to $750 million.
Refer to “Acquisitions” in Note 3 – “Investments in real estate” and to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1, and “Acquisitions” in Item 2 for information on our acquisitions.
Dividends
During the nine months ended September 30, 2024 and 2023, we paid common stock dividends of $671.4 million and
$633.0 million, respectively. The increase of $38.3 million in dividends paid on our common stock during the nine months ended
September 30, 2024, compared to the nine months ended September 30, 2023, was primarily due to an increase in the number of common shares outstanding subsequent to January 1, 2023 as a result of settled forward equity sales agreements, and an increase in the related dividends paid to $3.84 per common share during the nine months ended September 30, 2024 from $3.66 per common share during the nine months ended September 30, 2023.
Secured notes payable
Secured notes payable as of September 30, 2024 consisted of three notes secured by two properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 8.39%.
As of September 30, 2024, the total book value of our investments in real estate securing debt was approximately $364.3 million. As of
September 30, 2024, our secured notes payable, including unamortized discounts and deferred financing costs, comprised approximately $587 thousand and $144.4 million of fixed-rate debt and unhedged variable-rate debt, respectively.
As of September 30, 2024, our unconsolidated real estate joint venture, in which we hold a 10% ownership interest, located at
1655 and 1725 Third Street in our Mission Bay submarket, has a $600.0 million secured loan outstanding maturing on March 10, 2025.
The unconsolidated real estate joint venture is in the process of working with prospective lenders to refinance this debt. In the event that all or a portion of the debt cannot be refinanced, we may consider contributing additional equity into this unconsolidated real estate joint venture.
Unsecured senior notes payable and unsecured senior line of credit
The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of September 30, 2024 were as follows:

Covenant Ratios(1)	Requirement	September 30, 2024
Total Debt to Total Assets	Less than or equal to 60%	30%
Secured Debt to Total Assets	Less than or equal to 40%	0.3%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	12.3x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	326%
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

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of September 30, 2024 were as follows:

Covenant Ratios(1)	Requirement	September 30, 2024
Leverage Ratio	Less than or equal to 60.0%	29.7%
Secured Debt Ratio	Less than or equal to 45.0%	0.3%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.95x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	12.55x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.
Estimated interest payments
Estimated interest payments on our fixed-rate debt are calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of September 30, 2024, 95.3% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements in Item 1.
Ground lease obligations
Ground lease obligations as of September 30, 2024 included leases for 36 of our properties and accounted for approximately
9% of our total number of properties. Among these 36 properties, 17 properties are subject to ground leases with a weighted-average remaining lease term of 41 years, including extension options that we are reasonably certain to exercise. These leases are with a single lessor in our Greater Stanford submarket, with whom we have extended three ground leases over the past 10 years.
Our remaining 19 properties subject to ground leases are located across multiple submarkets and have remaining lease terms ranging from approximately 46 to 97 years. The weighted-average remaining lease term of these ground leases is 70 years, including extension options that we are reasonably certain to exercise.
In many cases, we seek to extend our ground leases well ahead of their scheduled contractual expirations. If we are successful in extending ground leases, we could see significant up-front or increased recurring future payments to the ground lessor and/or increased ground lease expense, which may require us to increase our capital funding needs.
Operating lease agreements
As of September 30, 2024, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $1.1 billion and $25.3 million, respectively. As of September 30, 2024, our operating lease liability, calculated as the present value of the remaining payments aggregating $1.1 billion under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $648.3 million, which was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets. As of September 30, 2024, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 49 years, including extension options that we are reasonably certain to exercise, and the weighted-average discount rate was 5.1%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $776.7 million. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to “Lease accounting” in Note 2 –
“Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1 for additional information.
Included in the aforementioned September 30, 2024 balances is the ground lease recorded in July 2024 upon our execution of an amendment to our existing ground lease agreement at the Alexandria Technology Square® mega campus aggregating 1.2 million
RSF in our Cambridge submarket, which extended the term by 24 years from January 1, 2065 to December 31, 2088. The amendment requires that we prepay our entire rent obligation for the extended lease term aggregating $270.0 million in two equal installments during the fourth quarter of 2024 and the first quarter of 2025. Alexandria Technology Square® is a foundational mega campus in the heart of the global life science ecosystem in Cambridge and is the Greater Boston base of operations of key strategic tenants such as
Novartis AG, GlaxoSmithKline plc, Massachusetts Institute of Technology, and Mass General Brigham. Securing this ground lease through December 2088 significantly enhances the long-term value of our investment in this critical mega campus.
Commitments
As of September 30, 2024, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.3 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain projects, which would result in the reduction of our commitments.

As of September 30, 2024, the purchase price of pending acquisitions under executed letters of intent and/or purchase and sale agreements expected to be completed in the fourth quarter of 2024 and in 2025, aggregated $47.6 million and $47.8 million, respectively. In October 2024, we completed one acquisition pending as of September 30, 2024 for a purchase price of $47.6 million.
For additional information, refer to Note 16 – “Subsequent events” to our unaudited consolidated financial statements in Item 1. In addition, we have letters of credit and performance obligations aggregating $29.5 million primarily related to our development and redevelopment projects.
We are committed to funding approximately $406.0 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV and expire at various dates over the next 12 years, with a weighted-average expiration of 8.1 years as of September 30, 2024.
In July 2024, we executed an amendment to our existing ground lease agreement at the Alexandria Technology Square® mega campus in our Cambridge submarket, which requires that we prepay our entire rent obligation for the extended lease term aggregating
$270.0 million in two equal installments during the fourth quarter of 2024 and the first quarter of 2025. Refer to “Operating lease agreements” above for additional details.
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
Foreign currency translation gains and losses
The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate
Equities, Inc.’s stockholders during the nine months ended September 30, 2024 primarily due to the changes in the foreign exchange rates for our real estate investments in Canada (in thousands). We reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

Total
Balance as of December 31, 2023	$(15,896)

Other comprehensive loss before reclassifications	(6,758)
Reclassification adjustment for gains included in net income	125
Net other comprehensive loss	(6,633)

Balance as of September 30, 2024	$(22,529)
Inflation
As of September 30, 2024, approximately 93% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 96% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3% that were either fixed or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of our variable-rate borrowings, including borrowings under our unsecured senior line of credit and commercial paper program, issuances of unsecured senior notes payable, and borrowings under our secured construction loans, and secured loans held by our unconsolidated real estate joint ventures.

Issuer and guarantor subsidiary summarized financial information
Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor
Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents, on a combined basis, balance sheet information as of September 30, 2024 and December 31, 2023, and results of operations and comprehensive income for the nine months ended September 30, 2024 and year ended December 31, 2023 for the
Issuer and the Guarantor Subsidiary. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the
Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the
Guarantor Subsidiary generally based on legal entity ownership.
The following tables present combined summarized financial information as of September 30, 2024 and December 31, 2023 and for the nine months ended September 30, 2024 and year ended December 31, 2023 for the Issuer and Guarantor Subsidiary.
Amounts provided do not represent our total consolidated amounts (in thousands):

	September 30, 2024	December 31, 2023
Assets:
Cash, cash equivalents, and restricted cash	$143,087	$210,755
Other assets	151,170	115,373
Total assets	$294,257	$326,128

Liabilities:
Unsecured senior notes payable	$12,092,012	$11,096,028
Unsecured senior line of credit and commercial paper	454,589	99,952
Other liabilities	548,982	504,659
Total liabilities	$13,095,583	$11,700,639

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Total revenues	$42,358	$54,230
Total expenses	(263,299)	(273,990)
Net loss	(220,941)	(219,760)
Net income attributable to unvested restricted stock awards	(10,717)	(11,195)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(231,658)	$(230,955)

As of September 30, 2024, 391 of our 406 properties were held indirectly by the REIT’s wholly owned consolidated subsidiary,
Alexandria Real Estate Equities, L.P.
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
The following table reconciles net income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three and nine months ended
September 30, 2024 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	September 30, 2024		September 30, 2024
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Net income	$45,656	$141,634	$139	$424
Depreciation and amortization of real estate assets	32,457	94,725	1,075	3,177
Funds from operations	$78,113	$236,359	$1,214	$3,601

The following tables present a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities,
Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three and nine months ended September 30, 2024 and
2023 (in thousands, except per share amounts). Per share amounts may not add due to rounding.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024		2023	2024		2023
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$164,674		$21,855	$374,477		$184,371
Depreciation and amortization of real estate assets	291,258		266,440	864,326		798,590
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(32,457)		(28,814)	(94,725)		(85,212)
Our share of depreciation and amortization from unconsolidated real estate JVs	1,075		910	3,177		2,624
Gain on sales of real estate	(27,114)		—	(27,506)		(214,810)
Impairment of real estate – rental properties and land	5,741	(1)	19,844	7,923	(1)	186,446
Allocation to unvested restricted stock awards	(2,908)		(838)	(7,657)		(3,050)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(2)	400,269		279,397	1,120,015		868,959
Unrealized (gains) losses on non-real estate investments	(2,610)		77,202	32,470		220,954
Impairment of non-real estate investments	10,338	(3)	28,503	37,824		51,456
Impairment of real estate	—		805	28,581	(1)	2,778
Acceleration of stock compensation expense due to executive officer resignations	—		1,859	—		1,859
Allocation to unvested restricted stock awards	(125)		(1,330)	(1,640)		(3,503)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$407,872		$386,436	$1,217,250		$1,142,503
(1)Refer to “Sales of real estate assets and impairment charges” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1 for additional information.
(2)Calculated in accordance with standards established by the Nareit Board of Governors.
(3)Primarily related to two non-real estate investments in privately held entities that do not report NAV. Refer to Note 7 – “Investments” to our unaudited consolidated financial statements in Item 1 for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Per share)	2024	2023	2024	2023
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$0.96	$0.13	$2.18	$1.08
Depreciation and amortization of real estate assets	1.51	1.40	4.49	4.19
Gain on sales of real estate	(0.16)	—	(0.16)	(1.26)
Impairment of real estate – rental properties and land	0.03	0.12	0.05	1.09
Allocation to unvested restricted stock awards	(0.01)	(0.01)	(0.05)	(0.01)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	2.33	1.64	6.51	5.09
Unrealized (gains) losses on non-real estate investments	(0.02)	0.45	0.19	1.29
Impairment of non-real estate investments	0.06	0.17	0.22	0.30
Impairment of real estate	—	—	0.17	0.02
Acceleration of stock compensation expense due to executive officer resignations	—	0.01	—	0.01
Allocation to unvested restricted stock awards	—	(0.01)	(0.01)	(0.02)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$2.37	$2.26	$7.08	$6.69

Weighted-average shares of common stock outstanding – diluted(1)	172,058	170,890	172,007	170,846
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

The following table reconciles net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and calculates the Adjusted EBITDA margin for the three and nine months ended
September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$213,603	$68,254	$526,828	$323,652
Interest expense	43,550	11,411	130,179	42,237
Income taxes	1,877	1,183	4,823	4,565
Depreciation and amortization	293,998	269,370	872,272	808,227
Stock compensation expense	15,525	16,288	47,157	48,266
Gain on sales of real estate	(27,114)	—	(27,506)	(214,810)
Unrealized (gains) losses on non-real estate investments	(2,610)	77,202	32,470	220,954
Impairment of real estate	5,741	20,649	36,504	189,224
Impairment of non-real estate investments	10,338	28,503	37,824	51,456
Adjusted EBITDA	$554,908	$492,860	$1,660,551	$1,473,771

Total revenues	$791,607	$713,788	$2,327,449	$2,128,483

Adjusted EBITDA margin	70%	69%	71%	69%
Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP, including the amortization of deferred revenue related to tenant-funded and -built landlord improvements, for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of September 30, 2024, approximately 93% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of operations.
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
Development, redevelopment, and pre-construction
A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new
Class A/A+ properties, and property enhancements identified during the underwriting of certain acquired properties, located in collaborative mega campuses in AAA life science innovation clusters. These projects are generally focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of a wide range of tenants. Upon completion, each development and redevelopment project is expected to generate increases in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.
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
The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and computes fixed-charge coverage ratio for the three and nine months ended September 30,
2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Adjusted EBITDA	$554,908	$492,860	$1,660,551	$1,473,771

Interest expense	$43,550	$11,411	$130,179	$42,237
Capitalized interest	86,496	96,119	249,375	274,863
Amortization of loan fees	(4,222)	(4,059)	(12,510)	(11,427)
Amortization of debt discounts	(330)	(306)	(976)	(898)
Cash interest and fixed charges	$125,494	$103,165	$366,068	$304,775

Fixed-charge coverage ratio:
– quarter annualized	4.4x	4.8x	4.5x	4.8x
– trailing 12 months	4.5x	4.9x	4.5x	4.9x
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
Gross assets
Gross assets are calculated as total assets plus accumulated depreciation as of September 30, 2024 and December 31, 2023
(in thousands):

	September 30, 2024	December 31, 2023
Total assets	$38,488,128	$36,771,402
Accumulated depreciation	5,624,642	4,985,019
Gross assets	$44,112,770	$41,756,421

Initial stabilized yield (unlevered)
Initial stabilized yield is calculated as the estimated amounts of net operating income at stabilization divided by our investment in the property. For this calculation, we exclude any tenant-funded and -built landlord improvements from our investment in the property.
Our initial stabilized yield excludes the benefit of leverage. Our cash rents related to our development and redevelopment projects are generally expected to increase over time due to contractual annual rent escalations. Our estimates for initial stabilized yields, initial stabilized yields (cash basis), and total costs at completion represent our initial estimates at the commencement of the project. We expect to update this information upon completion of the project, or sooner if there are significant changes to the expected project yields or costs.
•Initial stabilized yield reflects rental income, including contractual rent escalations and any rent concessions over the term(s) of the lease(s), calculated on a straight-line basis, and any amortization of deferred revenue related to tenant-
funded and -built landlord improvements.
•Initial stabilized yield (cash basis) reflects cash rents at the stabilization date after initial rental concessions, if any, have elapsed and our total cash investment in the property.

Investment-grade or publicly traded large cap tenants
Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended September 30, 2024, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Ratings and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decrease below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.
Investments in real estate
The following table presents our new Class A/A+ development and redevelopment pipeline, excluding properties held for sale, as a percentage of gross assets and as a percentage of annual rental revenue as of September 30, 2024 (dollars in thousands):

		Percentage of
	Book Value	Gross Assets	Annual Rental Revenue
Under construction projects and one committed near-term project expected to commence construction in the next two years (55% leased/negotiating)	$4,405,094	10%	—%
Income-producing/potential cash flows/covered land play(1)	2,861,653	6	2
Land	2,073,678	5	—
	$9,340,425	21%	2%

(1)Includes projects with existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses.

The square footage presented in the table below is classified as operating as of September 30, 2024. These lease expirations or vacant space at recently acquired properties represent future opportunities for which we have the intent, subject to market conditions and leasing, to commence first-time conversion from non-laboratory space to laboratory space, or to commence future ground-up development:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2024	2025	Thereafter(1)		Total
Committed near-term project:
4161 Campus Point Court/University Town Center	Dev	—	159,884	—		159,884

Priority anticipated projects:
311 Arsenal Street/Cambridge/Inner Suburbs	Redev	—	25,312	—		25,312
269 East Grand Avenue/South San Francisco	Redev	107,250	—	—		107,250
1020 Red River Street/Austin	Redev	—	126,034	—		126,034
		107,250	151,346	—		258,596
Future projects:
100 Edwin H. Land Boulevard/Cambridge	Dev	104,500	—	—		104,500
446, 458, 500, and 550 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	375,898		375,898
Other/Greater Boston	Redev	—	—	167,549		167,549
1122 and 1150 El Camino Real/South San Francisco	Dev	—	—	375,232		375,232
3875 Fabian Way/Greater Stanford	Dev	—	—	228,000		228,000
2100, 2200, and 2400 Geng Road/Greater Stanford	Dev	—	—	78,501		78,501
960 Industrial Road/Greater Stanford	Dev	—	—	112,590		112,590
Campus Point by Alexandria/University Town Center	Dev	—	109,164	226,144	(2)	335,308
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	686,290		686,290
830 4th Avenue South/SoDo	Dev	—	—	45,615		45,615
410 West Harrison Street/Elliott Bay	Dev	—	—	17,205		17,205
Other/Seattle	Dev	—	—	75,663		75,663
100 Capitola Drive/Research Triangle	Dev	—	—	34,527		34,527
1001 Trinity Street/Austin	Dev	—	72,938	—		72,938
Canada	Redev	—	—	247,743		247,743
		104,500	182,102	2,670,957		2,957,559
		211,750	493,332	2,670,957		3,376,039
(1)Includes vacant square footage as of September 30, 2024.
(2)Represents 226,144 RSF of month-to-month leases in our University Town Center submarket primarily related to space being temporarily held over by an expiring tenant at buildings that are targeted for the future development of laboratory space, subject to market conditions and leasing.

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
Mega campus
Mega campuses are cluster campuses that consist of approximately 1 million RSF or more, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. The following table reconciles our annual rental revenue and development and redevelopment pipeline RSF as of September 30, 2024 (dollars in thousands):

	Annual Rental Revenue	Development and Redevelopment Pipeline RSF
Mega campus	$1,666,759	21,957,791
Non-mega campus	517,316	9,880,617
Total	$2,184,075	31,838,408

Mega campus as a percentage of annual rental revenue and of total development and redevelopment pipeline RSF	76%	69%
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
The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of
September 30, 2024 and December 31, 2023 (dollars in thousands):

	September 30, 2024	December 31, 2023
Secured notes payable	$145,000	$119,662
Unsecured senior notes payable	12,092,012	11,096,028
Unsecured senior line of credit and commercial paper	454,589	99,952
Unamortized deferred financing costs	79,610	76,329
Cash and cash equivalents	(562,606)	(618,190)
Restricted cash	(17,031)	(42,581)
Preferred stock	—	—
Net debt and preferred stock	$12,191,574	$10,731,200

Adjusted EBITDA:
– quarter annualized	$2,219,632	$2,094,988
– trailing 12 months	$2,184,298	$1,997,518

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.5x	5.1x
– trailing 12 months	5.6x	5.4x

Net operating income, net operating income (cash basis), and operating margin
The following table reconciles net income to net operating income and net operating income (cash basis) and computes operating margin for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$213,603	$68,254	$526,828	$323,652

Equity in earnings of unconsolidated real estate joint ventures	(139)	(242)	(424)	(617)
General and administrative expenses	43,945	45,987	135,629	140,065
Interest expense	43,550	11,411	130,179	42,237
Depreciation and amortization	293,998	269,370	872,272	808,227
Impairment of real estate	5,741	20,649	36,504	189,224
Gain on sales of real estate	(27,114)	—	(27,506)	(214,810)
Investment (income) loss	(15,242)	80,672	(14,866)	204,051
Net operating income	558,342	496,101	1,658,616	1,492,029
Straight-line rent revenue	(29,087)	(29,805)	(125,676)	(92,331)
Amortization of deferred revenue related to tenant-funded and -built landlord improvements	(329)	—	(329)	—
Amortization of acquired below-market leases	(17,312)	(23,222)	(70,167)	(69,647)
Net operating income (cash basis)	$511,614	$443,074	$1,462,444	$1,330,051

Net operating income (cash basis) – annualized	$2,046,456	$1,772,296	$1,949,925	$1,773,401

Net operating income (from above)	$558,342	$496,101	$1,658,616	$1,492,029
Total revenues	$791,607	$713,788	$2,327,449	$2,128,483
Operating margin	71%	70%	71%	70%
Net operating income is a non-GAAP financial measure calculated as net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding equity in the earnings of our unconsolidated real estate joint ventures, general and administrative expenses, interest expense, depreciation and amortization, impairments of real estate, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and investment income or loss. We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe net operating income is a useful measure for investors to evaluate the operating performance of our consolidated real estate assets. Net operating income on a cash basis is net operating income adjusted to exclude the effect of straight-line rent, amortization of acquired above- and below-market lease revenue, and amortization of deferred revenue related to tenant-funded and -built landlord improvements adjustments required by GAAP. We believe that net operating income on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent revenue and the amortization of acquired above- and below-market leases and tenant-funded and -built landlord improvements.

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
Operating statistics
We present certain operating statistics related to our properties, including number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations as of the end of the period. We believe these measures are useful to investors because they facilitate an understanding of certain trends for our properties. We compute the number of properties, RSF, occupancy percentage, leasing activity, and contractual lease expirations at 100%, excluding RSF at properties classified as held for sale, for all properties in which we have an investment, including properties owned by our consolidated and unconsolidated real estate joint ventures. For operating metrics based on annual rental revenue, refer to “Annual rental revenue” in this section.
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
The following table reconciles income from rentals to tenant recoveries for the three and nine months ended September 30,
2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income from rentals	$775,744	$707,531	$2,286,457	$2,099,819
Rental revenues	(579,569)	(526,352)	(1,737,804)	(1,582,543)
Tenant recoveries	$196,175	$181,179	$548,653	$517,276
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
The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unencumbered net operating income	$553,589	$495,012	$1,644,687	$1,488,795
Encumbered net operating income	4,753	1,089	13,929	3,234
Total net operating income	$558,342	$496,101	$1,658,616	$1,492,029
Unencumbered net operating income as a percentage of total net operating income	99.1%	99.8%	99.2%	99.8%

Weighted-average shares of common stock outstanding – diluted
From time to time, we enter into capital market transactions, including forward equity sales agreements (“Forward
Agreements”), to fund acquisitions, to fund construction of our development and redevelopment projects, and for general working capital purposes. We are required to consider the potential dilutive effect of our Forward Agreements under the treasury stock method while the Forward Agreements are outstanding. As of September 30, 2024, we had Forward Agreements outstanding to sell an aggregate of 230 thousand shares of common stock. Refer to Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements in Item 1 for additional information.
The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three and nine months ended September 30, 2024 and 2023 are calculated as follows. Also shown are the weighted-average unvested shares associated with restricted stock awards used in calculating the amounts allocable to unvested stock award holders pursuant to the two-class method for each of the respective periods presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic shares for earnings per share	172,058	170,890	172,007	170,846
Forward Agreements	—	—	—	—
Diluted shares for earnings per share	172,058	170,890	172,007	170,846

Basic shares for funds from operations per share and funds from operations per share, as adjusted	172,058	170,890	172,007	170,846
Forward Agreements	—	—	—	—
Diluted shares for funds from operations per share and funds from operations per share, as adjusted	172,058	170,890	172,007	170,846

Weighted-average unvested restricted shares used in calculating the allocations of net income, funds from operations, and funds from operations, as adjusted	2,838	2,124	2,901	2,187

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
Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates, assuming a zero percent interest rate floor, on our fixed- and variable-rate debt as of September 30, 2024 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(1,166)
Rate decrease of 1%	$1,166

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(824,796)
Rate decrease of 1%	$945,937
These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of
September 30, 2024. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.
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
not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of September 30, 2024 (in thousands):

Equity price risk:
Fair value increase of 10%	$151,933
Fair value decrease of 10%	$(151,933)

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
relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of September 30, 2024 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$223
Rate decrease of 10%	$(223)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$40,407
Rate decrease of 10%	$(40,407)
The sensitivity analyses assume a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.
Our exposure to market risk elements for the nine months ended September 30, 2024 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of September 30, 2024, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.
Changes in internal control over financial reporting
There has not been any change in our internal control over financial reporting during the three months ended September 30,
2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In 2006, ARE-East River Science Park, LLC, a subsidiary of Alexandria Real Estate Equities, Inc., was granted an option to incorporate a land parcel adjacent to and north of the Alexandria Center® for Life Science – New York City (“ACLS-NYC”) campus
(“Option Parcel”) into the existing ground lease of that campus. The Option Parcel will allow ARE-East River Science Park, LLC to develop a future world-class life science building within the ACLS-NYC campus. ARE-East River Science Park, LLC’s investment in pre-
construction costs related to the development of the Option Parcel, including costs related to design, engineering, environmental, survey/title, and permitting and legal costs, aggregate $165.1 million as of September 30, 2024.
On August 6, 2024, ARE-East River Science Park, LLC filed a lawsuit in the United States District Court for the Southern
District of New York against its landlord, New York City Health + Hospitals Corporation (“H+H”), and the New York City Economic
Development Corporation (“EDC”). The lawsuit alleges two principal claims against H+H and EDC: fraud in the inducement, and, in the alternative, breach of contract in violation of the implied covenant of good faith and fair dealing. As alleged in the complaint, ARE-East
River Science Park, LLC’s claims arise from H+H’s and EDC’s misrepresentations and concealment of material facts in connection with a floodwall, which H+H and EDC are seeking to require ARE-East River Science Park, LLC to integrate into the development of the
Option Parcel. ARE-East River Science Park, LLC alleges that H+H’s and EDC’s misconduct have prevented it from commencing the development of the Option Parcel. In light of the pending litigation, the closing date for the option and thus the commencement date for construction of the third tower at the campus are presently indeterminate. Among other things, ARE-East River Science Park, LLC is seeking significant damages and equitable relief to maintain the option.
This matter exposes us to potential losses ranging from zero to the full amount of the investment in the project aggregating
$165.1 million as of September 30, 2024, depending on any collection of damages and/or the ability to develop the project. We performed a probability-weighted recoverability analysis based on initial estimates of various possible outcomes and determined no impairment was present as of September 30, 2024.
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
The increased use of artificial intelligence (“AI”) and automation in life science research and development
(“R&D”) activities may change the uses, space configurations and tenant requirements for our laboratory properties in currently unforeseen ways.
In recent years, some life science companies have augmented their traditional laboratory-based R&D efforts by integrating AI, cloud computing, quantum computing and other advanced computational technologies into their R&D programs.
It is expected that such technologies will accelerate and streamline a number of R&D functions, including, for example, through the targeted design and evaluation of clinical trials and the efficient identification of the most promising drug development candidates from among multiple possible drugs. In addition, life science companies, like companies in many other industries, are increasingly integrating new technologies, such as robotics and advanced automation of recurring tasks, into their businesses, including their R&D activities. It is widely thought that the life science and healthcare industries, like most industries, are in only the early stages of an advanced technology revolution that may have profound, and largely currently unknown, impacts on their businesses, including the processes and strategies underlying R&D and commercialization of new products.
We have always strived to provide our tenants with state-of-the-art laboratory facilities incorporating cutting-edge infrastructure features (including energy delivery, environmental, sustainability, security, and waste disposal features) to enable our tenants to perform at the highest levels. It is currently unknown how the ongoing adoption of advanced technologies and automation in the life science industry will impact the optimal space configurations and infrastructure features of the “laboratory of the future,” and we may face new tenant requirements and requests that will require significant expenditures that may not be entirely recoverable through increased rents. For example, the adoption of AI by our tenants may lead to infrastructure requirements that our buildings currently do not accommodate, such as increased power needs due to high-performance computing. Infrastructure upgrades may necessitate substantial capital expenditures and could potentially impact the environmental footprint of our building operations.

If technological developments result in a reduction or reconfiguration in space requirements by our tenants, demand by individual tenants and prospective tenants for space may decrease over time. If we are not able to offset any reduction in demand from the foregoing developments through repurposing space, property dispositions, or other means, the realization of any of the aforementioned risks could have a material adverse impact on our revenues, net operating income, results of operations, funds from operations, operating margins, occupancy, earnings per share, FFO per share, our overall business, and the market value of our common stock.
ITEM 5. OTHER INFORMATION
Disclosure of 10b5-1 plans
None of our officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the three months ended September 30, 2024.

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
10.1
Third Amended and Restated Credit Agreement, dated as of September 19,
2024, among the Company, as Borrower, Alexandria Real Estate Equities,
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
101.1
The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2024, formatted in iXBRL (Inline
eXtensible Business Reporting Language): (i) Consolidated Balance Sheets
as of September 30, 2024 and December 31, 2023 (unaudited), (ii)
Consolidated Statements of Operations for the three and nine months ended
September 30, 2024 and 2023 (unaudited), (iii) Consolidated Statements of
Comprehensive Income for the three and nine months ended September 30,
2024 and 2023 (unaudited), (iv) Consolidated Statements of Changes in
Stockholders’ Equity and Noncontrolling Interests for the three and nine months ended September 30, 2024 and 2023 (unaudited), (v) Consolidated
Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited), and (vi) Notes to Consolidated Financial Statements
(unaudited)
		N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith
(*) Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 21, 2024.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Executive Chairman (Principal Executive Officer)

/s/ Peter M. Moglia
Peter M. Moglia Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

/s/ Marc E. Binda
Marc E. Binda Chief Financial Officer and Treasurer (Principal Financial Officer)