Form 10-K
period 2024-12-31
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2025-01-27
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
  (Mark One)  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the shares of Common Stock held by non-affiliates of registrant was approximately $20.3 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2024.
As of January 15, 2025, 173,091,762 shares of common stock were outstanding.
Documents Incorporated by Reference
Part III of this annual report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K in connection with the registrant’s annual meeting of stockholders to be held on or about May 13, 2025.
INDEX TO FORM 10-K
ALEXANDRIA REAL ESTATE EQUITIES, INC.

	PART I	Page

ITEM 1.	BUSINESS ...............................................................................................................................................................................	1
ITEM 1A.	RISK FACTORS ......................................................................................................................................................................	7
ITEM 1B.	UNRESOLVED STAFF COMMENTS ..................................................................................................................................	50
ITEM 1C.	CYBERSECURITY .................................................................................................................................................................	50
ITEM 2.	PROPERTIES .........................................................................................................................................................................	52
ITEM 3.	LEGAL PROCEEDINGS .......................................................................................................................................................	82
ITEM 4.	MINE SAFETY DISCLOSURES ..........................................................................................................................................	82

	PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES ..........................................................................................................	83
ITEM 6.	[RESERVED] ...........................................................................................................................................................................	83
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........................................................................................................................................................................	84
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........................................................	141
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........................................................................................	143
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE .........................................................................................................................................................................	143
ITEM 9A.	CONTROLS AND PROCEDURES ......................................................................................................................................	143
ITEM 9B.	OTHER INFORMATION ........................................................................................................................................................	145
ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS .................................	145

	PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE ...........................................................	146
ITEM 11.	EXECUTIVE COMPENSATION ...........................................................................................................................................	146
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS ...............................................................................................................................................	146
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE ...................	146
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES .......................................................................................................	146

	PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES ...............................................................................................	147
GLOSSARY
The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

ASU	Accounting Standards Update
ATM	At the Market
CIP	Construction in Progress
EPS	Earnings per Share
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
GAAP	U.S. Generally Accepted Accounting Principles
HVAC	Heating, Ventilation, and Air Conditioning
IRS	Internal Revenue Service
JV	Joint Venture
LEED®	Leadership in Energy and Environmental Design
Nareit	National Association of Real Estate Investment Trusts
NAV	Net Asset Value
NYSE	New York Stock Exchange
REIT	Real Estate Investment Trust
RSF	Rentable Square Feet/Foot
SEC	Securities and Exchange Commission
SF	Square Feet/Foot
SoDo	South of Downtown submarket of Seattle
SOFR	Secured Overnight Financing Rate
SoMa	South of Market submarket of San Francisco
U.S.	United States
VIE	Variable Interest Entity

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
As used in this annual report on Form 10-K, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to
Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. Alexandria®, Lighthouse Design® logo, Building the Future of
Life-Changing Innovation®, Megacampus™, Labspace®, Alexandria Lifeline™, Alexandria Center®, Alexandria Technology Square®,
Alexandria Technology Center®,  Alexandria Innovation Center®, and Alexandria Summit® are copyrights and trademarks of
Alexandria Real Estate Equities, Inc. All other company names, trademarks, and logos referenced herein are the property of their respective owners. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto under “Item 15. Exhibits and financial statement schedules” in this annual report on Form 10-K.
ITEM 1. BUSINESS
Overview
We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® company, is a best-in-class, mission-driven life science
REIT making a positive and lasting impact on the world. With our founding in 1994, Alexandria pioneered the life science real estate niche. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative Megacampus™ ecosystems in AAA life science innovation cluster locations, including Greater Boston, the San Francisco Bay Area, San Diego, Seattle,
Maryland, Research Triangle, and New York City. As of December 31, 2024, Alexandria has a total market capitalization of
$29.0 billion and an asset base in North America that includes 39.8 million RSF of operating properties and 4.4 million RSF of Class
A/A+ properties undergoing construction.
We develop dynamic Megacampus ecosystems that enable and inspire the world’s most brilliant minds and innovative companies to create life-changing scientific and technological innovations. We believe in the utmost professionalism, humility, and teamwork. Our tenants include multinational pharmaceutical companies; public and private biotechnology companies; life science product, service, and medical device companies; digital health, technology, and agtech companies; academic and medical research institutions; U.S. government research agencies; non-profit organizations; and venture capital firms. Alexandria has a longstanding and proven track record of developing Class A/A+ properties clustered in highly dynamic and collaborative Megacampus environments that enhance our tenants’ ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science companies through our venture capital platform. We believe our unique business model and diligent underwriting ensure a high-quality and diverse tenant base that results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.
As of December 31, 2024, we had 391 properties in North America consisting of approximately 44.1 million RSF of operating properties and new Class A/A+ development and redevelopment properties under construction, including 67 operating properties and development projects that are held by consolidated real estate joint ventures and four properties that are held by unconsolidated real estate joint ventures. The occupancy percentage of our operating properties in North America was 94.6% as of
December 31, 2024. The 10-year average occupancy percentage of our operating properties as of December 31, 2024 was 96%.
Investment-grade or publicly traded large cap tenants represented 52% of our total annual rental revenue in effect as of
December 31, 2024. Additional information regarding our consolidated and unconsolidated real estate joint ventures is included in
“Item 7. Management’s discussion and analysis of financial condition and results of operations” in this annual report on Form 10-K.
For information regarding risk factors that may affect us, refer to “Item 1A. Risk factors” and “Item 7. Management’s discussion and analysis of financial condition and results of operations” in this annual report on Form 10-K.

Business objective and strategies
A key element of our business strategy is our unique focus on Class A/A+ properties primarily located in collaborative
Megacampus™ ecosystems in AAA life science innovation clusters. Our Megacampus ecosystems are designed for optionality and scalability, offering our tenants a clear path to address their growth requirements, including through our future developments and redevelopments. Strategically located near top academic and medical research institutions and equipped with curated amenities and services, and convenient access to transit, our Megacampus ecosystems are designed to support our tenants in attracting and retaining top talent, which we believe is a key driver of tenant demand for our properties. Our strategy also includes drawing upon our deep, broad, and longstanding real estate and life science industry relationships in order to retain tenants, identify and attract new and leading tenants, and source additional real estate.
Our tenant base is broad and diverse within the life science industry. For a more detailed description of our properties and tenants, refer to “Item 2. Properties” in this annual report on Form 10-K. We have an experienced Board of Directors (the “Board”) and are led by an executive and senior management team with extensive experience in the real estate and life science industries.
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
•Location of the property and our strategy in the relevant market, including our Megacampus strategy;
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
Development, redevelopment, and pre-construction
A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new
Class A/A+ properties, as well as property enhancements identified during the underwriting of certain acquired properties. These efforts are primarily concentrated in collaborative Megacampus ecosystems within AAA life science innovation clusters, as well as other strategic locations that support innovation and growth. These projects are generally focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of a wide range of tenants. Upon completion, each development or redevelopment project is expected to generate increases in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.
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
Another key component of our business model is our redevelopment of acquired office, warehouse, or shell space into high-
quality, generic, and reusable laboratory space that can be leased at higher rental rates. Our redevelopment strategy generally includes significant pre-leasing of projects prior to the commencement of redevelopment.

Non-real estate investments
We hold investments in publicly traded companies and privately held entities primarily involved in the life science industry. We invest primarily in highly innovative entities whose focus on the development of therapies and products that advance human health and transform patients’ lives is aligned with Alexandria’s purpose of making a positive and meaningful impact on the health, safety, and well-
being of the global community. Our status as a REIT limits our ability to make such non-real estate investments. Therefore, we conduct, and will continue to conduct, our non-real estate investment activities in a manner that complies with REIT requirements.
Balance sheet and financial strategy
We seek to maximize balance sheet liquidity and flexibility, cash flows, and cash available for distribution to our stockholders through the ownership, operation, management, and selective acquisition, development, and redevelopment of new Class A/A+
properties primarily located in collaborative Megacampus ecosystems in AAA life science innovation clusters, as well as the prudent management of our balance sheet. In particular, we seek to maximize balance sheet liquidity and flexibility, cash flows, and cash available for distribution to our stockholders by:
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
•Selectively selling real estate assets, including land parcels, non-core operating assets, and sales of partial interests, and reinvesting the proceeds into our highly leased value-creation development and redevelopment projects;
•Allocating capital to Class A/A+ properties located in collaborative Megacampus™ ecosystems in AAA life science innovation clusters;
•Maintaining geographic diversity in intellectual centers of innovation;
•Selectively acquiring high-quality life science space in our target innovation cluster submarkets at prices that enable us to realize attractive returns;
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

Competition
In general, other laboratory and technology properties are located in close proximity to our properties. The amount of rentable space available in any market could have a material effect on our ability to rent space and on the rental rates we can attain for our properties. In addition, we compete for investment opportunities with other REITs, insurance companies, pension and investment funds, private equity entities, partnerships, developers, investment companies, owners/occupants, and foreign investors. Many of these entities have substantially greater financial resources than we do and may be able to invest more than we can or accept more risk than we are willing to accept. These entities may be less sensitive to risks with respect to the creditworthiness of a tenant or the overall expected returns from real estate investments. In addition, as a result of their financial resources, our competitors may offer more free rent concessions, lower rental rates, or higher tenant improvement allowances in order to attract tenants. These leasing incentives could hinder our ability to maintain or raise rents and attract or retain tenants. Competition may also reduce the number of suitable investment opportunities available to us or may increase the bargaining power of property owners seeking to sell. Competition in acquiring existing properties and land, both from institutional capital sources and from other REITs, has been very strong over the past several years; however, we believe we have differentiated ourselves from our competitors. With our founding in 1994, Alexandria pioneered the life science real estate niche. Today, we are the preeminent and longest-tenured owner, operator, and developer of collaborative Megacampus ecosystems in AAA life science innovation cluster locations. We continue to maintain and cultivate many of the most important and strategic relationships in the life science industry.
Segment information
As of December 31, 2024, our operating segments consist of the following geographic markets: Greater Boston, San
Francisco Bay Area, San Diego, Seattle, Maryland, Research Triangle, New York City, Texas, and Canada. Refer to Note 18 –
“Segment information” to our consolidated financial statements in Item 15 in this annual report on Form 10-K for additional information.
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
State regulations, such as California’s Connelly Act and Proposition 65, among others, require certain building owners and operators to disclose information on the presence of asbestos or other harmful substances. Some of our properties may have asbestos-
containing building materials. Environmental laws require that asbestos-containing building materials be properly managed and maintained and may impose fines and penalties on building owners or operators for failure to comply with these requirements. These laws may also allow third parties to seek recovery from owners or operators for personal injury associated with exposure to asbestos-
containing building materials.
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

Human capital
As of December 31, 2024, we had 552 employees. We place a significant focus on building loyalty and trusted relationships with our employees. We have a Business Integrity Policy that applies to all of our employees, and its receipt and review by each employee is documented and verified annually. To promote an exceptional corporate culture, Alexandria monitors employee satisfaction, actively seeks employee feedback, and enhances our employee benefit offerings. We conduct annual performance reviews with our employees, administer formal employee surveys, and our talent management team holds regular meetings with employees to gather insights and drive ongoing improvements to the overall employee experience.
We recognize that the fundamental strength of Alexandria is driven by the contributions of each and every team member and that our future growth relies on their continued success. We make substantial effort to hire, develop, and retain talented employees, and we have an exceptional track record of promoting highly qualified candidates from within the Company. Our executive and senior management teams, represented by 62 individuals at senior vice president level and above, have an average of 24 years of real estate experience, including 13 years with Alexandria. Moreover, our executive management team alone averages 19 years of experience with the Company. Alexandria’s executive and senior management teams have unique experience and expertise in creating, owning, and operating highly dynamic and collaborative Megacampus ecosystems in key life science cluster locations. These teams include regional market directors with leading reputations and longstanding relationships within the life science community in their respective markets.
We believe that our expertise, experience, reputation, and key relationships in the real estate and life science industries provide
Alexandria with significant competitive advantages in attracting new business opportunities.
Our ability to retain talent further supports our business continuity and leadership stability. From 2020 to 2024, our voluntary and total turnover rates averaged 4.0% and 8.5%, respectively, which are below the REIT industry averages of 11.0% and 15.0%, respectively, as reported in the 2024 Nareit Compensation & Benefits Survey (data for 2023).
Offering robust benefits to support our employees’ health and overall success
We provide a robust benefits package intended to meet and exceed the needs of our employees and their families. Our company-sponsored benefits cover 100% of insurance premiums for both employees and their dependents, and include a wide range of offerings, such as a high-coverage, low-deductible preferred provider organization (“PPO”) medical plan, PPO dental and orthodontia coverage, a vision plan, a comprehensive prescription drug program, infertility and family planning benefits, short-term and long-term disability benefits, and life and accidental death and dismemberment coverage.
Investing in professional development and training
We provide meaningful opportunities for growth and development through a variety of learning opportunities, including development programs that leverage social learning, instructor-led trainings, on-demand trainings and resources, and a highly utilized mentoring program. Development programs and trainings cover topics such as leadership development, project management, business writing, change management, interviewing, presentations, productivity, goal setting, delegation, communication, and feedback. Our mentoring program enables employees to partner with senior leaders throughout the organization for support and career guidance.

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
•We are dependent on the health of the life science industry, and changes within this industry, increased competition, or the inability of our tenants and non-real estate equity investments within this industry to obtain funding for research, development, and other operations may adversely impact their ability to make rental payments to us or adversely impact their value.

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
In addition, new climate change-related initiatives entered into by the U.S. government in collaboration with partner countries through global climate agreements may impose stricter requirements for building materials, such as lumber, steel, and concrete, which could significantly increase our construction costs if the manufacturers and suppliers of our materials are burdened with expensive cap-
and-trade or similar regulations or requirements, and the costs of which are passed onto customers like us. As a result of the factors discussed above, we may be unable to complete our development or redevelopment projects timely and/or within our budget, which may affect our ability to lease space to potential tenants and adversely affect our business, financial condition, and results of operations.

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
Our properties are subject to increases in operating expenses, including insurance, property taxes, utilities, administrative costs, and other costs associated with security, landscaping, and repairs and maintenance of our properties. As of December 31, 2024, approximately 92% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate and other rent-related taxes, insurance, utilities, security, common area expenses, and other operating expenses
(including increases thereto) in addition to base rent.
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
As of December 31, 2024, approximately 97% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3% that were either fixed or indexed based on the CPI or another index. We have long-term lease agreements with our tenants, of which 3%–11% (based on occupied RSF) expire each year. We believe that these annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-
term leases are generally sufficient to offset the effect of inflation on non-recoverable costs, such as general and administrative and interest expenses. However, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, these rate escalations or the resetting of rents from our renewal and re-leasing activities may not adequately offset the impact of inflation.
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
Our operating expenses, with the exception of ground lease rental expenses, are typically recoverable through our lease arrangements, which allow us to pass through substantially all expenses associated with property taxes, insurance, utilities, security, repairs and maintenance, and other operating expenses (including increases thereto) to our tenants. As of December 31, 2024, approximately 92% of our existing leases (on an annual rental revenue basis) were triple net leases, which allow us to recover operating expenses, and approximately 92% of our existing leases (on an annual rental revenue basis) also provided for the recapture of capital expenditures. Our remaining leases are generally gross leases, which provide for recoveries of operating expenses above the operating expenses from the initial year within each lease.

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
During inflationary periods, interest rates have historically increased. For instance, to control the rate of inflation, the Board of
Governors of the Federal Reserve System (the “U.S. Federal Reserve”) raised its benchmark federal funds rate from nearly zero in
March 2022 to a range between 4.25% and 4.50% as of December 31, 2024. Although there are expectations that the U.S. Federal
Reserve will be reducing the federal funds rate in 2025, these expectations might not materialize. Interest rates at elevated levels could increase our financing costs over time, either through near-term borrowings on our variable-rate unsecured senior line of credit and commercial paper program, refinancing of our existing borrowings, or the issuance of new debt. In addition, elevated market interest rates may result in a decrease in the value of our real estate and could also adversely affect the securities markets in general, which could impact the market price of our common stock without regard to our operating performance. Any such unfavorable changes to our borrowing costs and stock price could significantly impact our ability to raise new debt and equity capital going forward.
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
Our ability to acquire, develop, or redevelop properties depends upon our ability to obtain capital. The real estate industry has historically experienced periods of volatile debt and equity capital markets and/or periods of extreme illiquidity. A prolonged period in which we cannot effectively access the public debt and/or equity markets may result in heavier reliance on alternative financing sources such as dispositions and partial interest sales to undertake new investments. An inability to obtain debt and/or equity capital on acceptable terms could delay or prevent us from acquiring, financing, and completing desirable investments and could otherwise adversely affect our business. Also, the issuance of additional shares of capital stock or interests in subsidiaries to fund future operations could dilute the ownership of our then-existing stockholders. Even as liquidity returns to the market, debt and equity capital may be more expensive than in prior years.
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
Aggregate borrowings under our unsecured senior line of credit require compliance with certain financial and non-financial covenants. Borrowings under our unsecured senior line of credit are funded by a group of banks. Our ability to borrow additional amounts under our unsecured senior line of credit and commercial paper program may be negatively impacted by a decrease in cash flows from our properties, a default or cross-default under our unsecured senior line of credit and commercial paper program, non-
compliance with one or more loan covenants associated with our unsecured senior line of credit, and non-performance or failure of one or more lenders under our unsecured senior line of credit. In addition, we may not be able to refinance or repay outstanding borrowings on our unsecured senior line of credit or commercial paper program.

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
•Changes in the life science industry;
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
•The publication of research reports and articles (or false or misleading information) about us, our tenants, the real estate industry, or the life science industry;
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
Investments in international markets may also subject us to risks associated with establishing effective controls and procedures to regulate the operations in foreign locations and to monitor compliance with U.S. laws and regulations, including the
Foreign Corrupt Practices Act and similar foreign laws and regulations. The Foreign Corrupt Practices Act and similar applicable anti-
corruption laws prohibit individuals and entities from offering, promising, authorizing, or providing payments or anything of value, directly or indirectly, to government officials in order to obtain, retain, or direct business. Failure to comply with these laws could subject us to civil and criminal penalties that could materially adversely affect our results of operations or the value of our international investments.
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
In addition, in some of our real estate joint ventures, predominantly consolidated, our partners hold contractual rights that allow them to sell their interests, initiate a buy/sell process, or force the sale of a property. As of December 31, 2024, the aggregate noncontrolling interest balance in our consolidated balance sheet is $4.5 billion. In six consolidated joint ventures with aggregate noncontrolling interests of approximately $1.0 billion, our partners currently have the ability to exercise these rights. In 23 other consolidated real estate joint ventures with aggregate noncontrolling interests of approximately $3.0 billion, these rights become exercisable upon the expiration of respective lockout provisions during 2025 through 2031.
If a joint venture partner elects to sell their interest, we have the right of first refusal to acquire the partner’s interest at the partner’s specified price. If we decline, the partner has the right to sell to a third party with minimal to no input from us. Alternatively, some agreements allow the partner to force a sale of the underlying property. In such cases, we typically have a right of first offer.
However, if we choose not to proceed, the property may be sold to a third party under terms that are outside of our control. A price offered to the third party is generally subject to certain limitations, and if it falls below a specified threshold, the partner must offer the reduced price to us before proceeding.
The risks noted above could negatively impact us or may require us to:
•Sell the underlying asset subject to our interest in the joint venture when we otherwise would not;
•Reallocate existing capital or seek new funding in order to maintain an ownership interest in or control of an asset, potentially straining our liquidity position and/or diluting earnings per share;
•Contribute additional capital if our partners fail to fund their share of any required capital contributions or are unable to access capital as a result of their financial distress or disruptions in the banking sector;
•Experience substantial unanticipated delays that could hinder either the initiation or completion of redevelopment activities or new construction;
•Incur additional expenses or reduce revenues that could prevent the achievement of yields or returns that were initially anticipated;
•Become engaged in a dispute with our joint venture partner that could lead to the sale of either party’s ownership interest or the property at a price below estimated fair market value;
•Initiate litigation or settle disagreements with our partner through litigation or arbitration; and
•Suffer losses or decreased returns as a result of actions taken by our partner with respect to our joint venture investments.
We generally seek to maintain control of our partnerships, limited liability companies, and joint venture investments, and structure our joint venture agreements in a manner sufficient to permit us to achieve our business objectives. However, we may not be able to do so, and the occurrence of one or more of the events described above could adversely affect our financial condition, results of operations, and cash flows, our funds from operations per share, our ability to make distributions to our stockholders, and the market price of our common stock.

We may not be able to attain the expected return on our investments in real estate joint ventures.
We have consolidated and unconsolidated real estate joint ventures in which we share certain ownership and decision-making powers with one or more parties. Our joint venture partners must agree in order for the applicable joint venture to take specific major actions, including budget approvals, acquisitions, sales of assets, debt financing, execution of lease agreements, and vendor approvals.
Under these joint venture arrangements, any disagreements between our partners and us may result in delayed or unfavorable decisions. Our inability to take unilateral actions that we believe are in our best interests may result in missed opportunities and an ineffective allocation of resources and could have an adverse effect on the financial performance of our joint ventures and our operating results.
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
As a part of Alexandria’s risk management program, we maintain all-risk property insurance for our portfolio to mitigate risks posed by extreme weather events, natural disasters (including floods, wildfires, earthquakes, and wind events), and terrorism. Our all-
risk property insurance currently provides a $2.0 billion per occurrence limit for our operating portfolio. However, it may not fully cover all potential losses. There is no assurance that we will maintain current levels of insurance coverage in the future.
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
We depend upon the services and contributions of relatively few executive and senior officers. The loss of services or contributions of any one of them may adversely affect our business, financial condition, and prospects. We use the extensive personal and business relationships that members of our management have developed over time with owners of life science properties and with major tenants and venture investment portfolio companies in the life science industry. We cannot assure our stockholders that our executive and senior officers will remain employed with us. In California and certain other regions where we have operations, there is intense competition for individuals with skill sets needed for our business. Moreover, in California, where our headquarters and many of our properties are located, high state and local taxes and increased home prices contribute to the high cost of living, which may impair our ability to attract and retain employees locally in the future. Due to the long-term nature of our investments and properties, we are unable to predict and may be unable to effectively control such costs. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer, and we may be unable to implement our current initiatives or grow effectively.
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

In addition, we currently own interests in certain taxable REIT subsidiaries and may continue to acquire such interests in the future. A taxable REIT subsidiary is a corporation (or entity treated as a corporation for federal income tax purposes), other than a REIT, that has made a joint election with a parent REIT (which directly or indirectly owns stock in the REIT subsidiary) to be treated as a taxable REIT subsidiary. The subsidiary is subject to federal and state income taxes as a regular C corporation and is further subject to a 100% excise tax for certain transactions between the taxable REIT subsidiary and its parent REIT that are not conducted on an arm’s-
length basis. We intend to structure our transactions with any taxable REIT subsidiaries that we own to ensure that they are entered into on arm’s-length terms to avoid incurring the 100% excise tax mentioned above. However, there can be no assurance that we will be able to successfully structure future transactions to avoid being subject to the 100% excise tax, which may adversely impact our cash flows, ability to make distributions to stockholders, and results of operations.
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
Our charter permits the removal of a director only upon a two-thirds majority of the votes entitled to be cast generally in the election of directors, and our bylaws require advance notice of a stockholder’s intention to nominate directors or to present business for consideration by stockholders at an annual meeting of our stockholders. However, the stockholders are able to adopt, alter, amend, or repeal our bylaws with a majority of the votes entitled to be cast on the matter and without the approval of the Board of Directors. Such changes could potentially lead to disruption of corporate strategy, complications in strategic transactions, or other adverse effects. Our charter and bylaws also contain other provisions that may delay, defer, or prevent a transaction or change in control that involves a premium price for our common stock or that, for other reasons, may be desired by our stockholders.
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
•San Diego
•Seattle
•Maryland
•Research Triangle
•New York City
•Texas
•Canada

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
Our tenants and venture investments are primarily in the life science industry, and changes within this industry may adversely impact our revenues from lease payments, the value of our non-real estate investments, and our operating results.
In general, our business strategy is to invest primarily in properties used by tenants in the life science industry. Through our venture investment portfolio, we also hold investments in companies that, similar to our tenant base, are concentrated in the life science industry. Our business could be adversely affected if the life science industry is impacted by an economic, financial, or banking crisis, or if these industries migrate from the U.S. to other countries. Because of our industry focus, events within this industry may have a more pronounced effect on our results of operations and ability to make distributions to our stockholders than if we had more diversified tenants and investments. Also, some of our properties may be better suited for a particular life science industry tenant and could require significant modification before we are able to re-lease space to a tenant that does not operate in one of these industries. Generally, our properties may not be suitable for lease to traditional office tenants without significant expenditures on renovations.
Our ability to negotiate contractual rent escalations on future leases and to achieve increases in rental rates will depend upon market conditions and the demand for laboratory space at the time the leases are negotiated and the increases are proposed.
It is common for businesses in the life science industry to undergo mergers, acquisitions, or other consolidations. Mergers, acquisitions, or consolidations of life science entities in the future could reduce the RSF requirements of our tenants and prospective tenants, which may adversely impact the demand for laboratory space, our future revenue from lease payments, and our results of
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
academic institutions; government institutions; and private foundations. Our tenants determine their research and development budgets based on several factors, including the need to develop new products, the availability of government and other funding, competition, and the general availability of resources. Our investments through our venture investment portfolio are also in companies that, similar to our tenant base, are concentrated in the life science industry.
Research and development budgets fluctuate due to changes in available resources, research priorities, general economic conditions, institutional and government budgetary limitations, and mergers and consolidations of entities. Our business could be adversely impacted by a significant decrease in research and development expenditures by our tenants, our venture investment portfolio companies, or the life science industry.
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
•Even with sufficient funding, some of our technology industry tenants and venture investment portfolio companies may not be able to discover or identify potential customers or to create tools or technologies that are commercially useful.
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
Through our strategic venture investment portfolio, we hold investments in companies that, similar to our tenant base, are concentrated in the life science industry. The venture investment portfolio companies in which we invest are accordingly subject to risks similar to those posed by our tenant base, including those disclosed in this annual report on Form 10-K. In addition, the companies in which we invest through our venture investment portfolio are subject to the risks inherent in venture capital investing and may be adversely affected by external factors beyond our control and other risks, including, but not limited to, the following:
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
•Changes in U.S. federal government organizations or other agencies, including changes in policy, regulations, budgeting, retention of key leadership and other personnel, administration of drug approvals or restrictions on drug product or service development or commercialization, or a partial or complete future government shutdown resulting in temporary closures of agencies such as the FDA and SEC, could adversely affect the companies in which we invest, including delays in the commercialization of such companies’ products, decreased funding of research and development in the life science industry, or delays surrounding approval of budget proposals for any in this industry.
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
We hold equity investments in certain publicly traded companies, limited partnerships, and privately held entities primarily involved in the life science industry through our venture investment portfolio. The valuation of these investments is affected by many external factors beyond our control, including, but not limited to, market prices, market conditions, the effect of healthcare reform legislation, prospects for favorable or unfavorable clinical trial results, new product initiatives, the manufacturing and distribution of new products, product safety and efficacy issues, and new collaborative agreements. In addition, partial or complete future government shutdowns that may result in temporary closures of agencies such as the FDA and SEC may adversely affect the processing of initial public offerings, business operations, financial results, and funding for projects of the companies in which we hold equity investments.
Unfavorable developments with respect to any of these factors may have an adverse impact on the valuation of our equity investments.
Market and other external factors may negatively impact the liquidity of our non-real estate equity investments.
We make and hold investments in privately held life science companies through our venture investment portfolio. These investments may be illiquid, which could impede our ability to realize the value at which these investments are carried if we are required to dispose of them. The lack of liquidity of these investments may make it difficult for us to sell these investments on a timely basis and may impair the value of these investments. If we are required to liquidate all or a portion of these investments quickly, we may realize significantly less than the amounts at which we had previously valued these investments.
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
Changes to the U.S. tax laws and implementation of new tax policies could have a significant negative impact on the overall economy, our tenants, and our business.
Changes to U.S. tax laws that may be enacted in the future, including changes that may be introduced from time to time as a result of a change in administration of the U.S. government, could negatively impact the overall economy, government revenues, the real estate industry, our tenants, and us, in ways that cannot be reliably predicted. There can be no assurance that future changes to the U.S. tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are regularly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.
Furthermore, the incoming administration of President Trump has included as part of its agenda a potential reform of U.S. tax laws. The details of the potential reform have not yet emerged, but during his 2024 presidential campaign, President Trump outlined several intended reforms, including reducing the corporate tax rate for domestic oil and gas production, repealing green energy tax credits, extending certain provisions of the Tax Cuts and Jobs Act of 2017 (“TCJA”), and imposing new tariffs. Many political and economic commentators believe that the combined impact of extending certain tax benefits pursuant to the TCJA and the implementation of new tariffs could potentially lead to increases in the U.S. deficit, inflation, and interest rates, all of which could contribute to increases in market interest rates and a decrease in U.S. economic growth with a possibility of a recession. However, we cannot predict whether, when, or to what extent these new regulations or rulings will be issued, nor the long-term impact of the proposed tax reforms on the real estate industry. Current and prospective investors should consult their tax advisors regarding the effect of potential changes to the U.S. federal tax laws on an investment in our shares.

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
Governments may regulate coverage, reimbursement, and pricing of products to control cost or affect utilization of products. Private health plans may also seek to manage cost and utilization by implementing coverage and reimbursement limitations. Substantial uncertainty exists regarding the reimbursement by third-party payors of newly approved healthcare products. The U.S. and foreign governments regularly consider reform measures that affect healthcare coverage and costs. Such reforms may include changes to the coverage and reimbursement of healthcare services and products. In particular, there have been judicial and congressional challenges to the Patient Protection and Affordable Care Act of 2010, as amended by the Health Care and Education Reconciliation Act
(collectively, the “ACA”), which could have an impact on coverage and reimbursement for healthcare terms and services covered by plans authorized by the ACA. During 2017 several attempts were made to amend the ACA; however, no amendment proposal gained the 50-vote support from the U.S. Senate needed to pass a repeal bill. As a result, in October 2017, then President Trump issued an executive order, “Promoting Healthcare Choice and Competition Across the United States,” which the Biden administration repealed in January 2021. Since winning reelection in November 2024, President Trump has stated that he has “concepts of a plan” to repeal or reform the ACA, but further details have not yet been publicly disclosed. It is unclear how these healthcare reform measures of the
Trump administration or other efforts, if any, to challenge, repeal, or replace the ACA will impact our business. It is also unknown what other changes will be implemented through the U.S. Congress or future executive orders and how these would impact our tenants.
Government and other regulatory oversight and future regulatory and government interference with the healthcare systems may adversely impact our tenants’ businesses and our business.
U.S. government tenants may not receive anticipated appropriations, which could hinder their ability to pay us.
U.S. government tenants are subject to government funding. If one or more of our U.S. government tenants fail to receive anticipated appropriations, we may not be able to collect rental amounts due to us. A significant reduction in federal government spending, particularly a sudden decrease due to tax reform or a sequestration process, which has occurred in recent years and may occur again in the coming years, could also adversely affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that they will renew their leases with us. In addition, budgetary pressures have resulted in, and may continue to result in, reduced allocations to government agencies that fund research and development activities, such as the NIH. For example, the NIH budget has been, and may continue to be, significantly impacted by the sequestration provisions of the Budget Control Act of 2011, which became effective on March 1, 2013. Past proposals to reduce budget deficits have included reduced NIH and other research and development budgets. Any shift away from the funding of research and development or delays surrounding the approval of government budget proposals may cause our tenants to default on rental payments or delay or forgo leasing our rental space, which could adversely affect our business, financial condition, or results of operations. Additionally, the inability of the U.S. Congress to enact a budget for a future fiscal year or the occurrence of partial or complete U.S. federal government shutdowns could adversely impact demand for our services by limiting federal funding available to our tenants and their customers. In addition, defaults under leases with U.S. government tenants are governed by federal statute and not by state eviction or rent deficiency laws. As of December 31, 2024, leases with U.S.
government tenants at our properties accounted for approximately 1.4% of our aggregate annual rental revenue in effect as of
December 31, 2024.
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
However, any future government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the
FDA, the NIH, and other related government agencies. These budgetary pressures may result in a reduced ability by the FDA and the
NIH to perform their respective roles and may have a related impact on academic institutions and research laboratories whose funding is fully or partially dependent on both the level and the timing of funding from government sources. Robert F. Kennedy Jr., who has been nominated by President Trump for Secretary of the U.S. Department of Health and Human Services, which oversees the FDA and
NIH, has previously stated his intent to downsize or restructure these agencies, including by appointing new directors to the agencies.
However, no definitive proposals have been publicly disclosed at this time, and we cannot anticipate the effect that any such restructuring or new appointments may have on our tenants or our business.
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
Disruptions at the FDA and other agencies, such as those resulting from a restructuring of these agencies, a government shutdown, or uncertainty from stopgap spending bills may slow the time necessary for new drugs and devices to be reviewed and/or approved by necessary government agencies and may affect the ability of the healthcare and drug industries to deliver new products to the market in a timely manner, which would adversely affect our tenants’ operating results and business. Interruptions to the function of the FDA and other government agencies could adversely affect the demand for laboratory space and significantly impact our operating results and our business.
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
We cannot predict the ultimate impact of this legislation or the content and outcome of future potential reforms and changes to the government’s ability to regulate and negotiate drug pricing. Changes in policy that limit prices may reduce the financial incentives for the research and development efforts that lead to discovery and production of new therapies and solutions to life-
threatening conditions. Negative impacts of new policies could adversely affect our tenants’ and venture investment portfolio companies’ businesses, including life science companies, which may reduce the demand for life science/laboratory space and negatively impact our operating results and our business.

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
Our tenants, many of which conduct business in the life science industry, may incur significant costs or losses responding to any highly infectious or contagious disease, lose business due to interruption in their operations, or incur other liabilities related to shelter-in-place orders, quarantines, infection, or other related factors. Tenants that experience deteriorating financial conditions as a result of the outbreak or spread of such disease may be unwilling or unable to pay rent in full or timely due to bankruptcy, lack of liquidity, lack of funding, operational failures, or other reasons. Our tenants’ defaults and delayed or partial rental payments could adversely impact our rental revenues and operating results.
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
Our properties are subject to many federal, state, and local regulatory requirements and to state and local fire, life-safety, environmental, and other requirements. If we do not comply with all of these requirements, we may have to pay fines to government authorities or damage awards to private litigants or temporarily halt operations due to injunctions. We do not know whether these requirements will change or whether new requirements will be imposed. Changes in these regulatory requirements could require us to make significant unanticipated expenditures. These expenditures could have an adverse effect on us and our ability to make
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
A number of additional federal, state, and local laws and regulations exist regarding access to properties by disabled persons.
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
In March 2022, the SEC released a proposed standard that would require quantitative disclosures of certain climate-related metrics and greenhouse gas (“GHG”) emissions, including within the footnotes to our consolidated financial statements. On March 6,
2024, the SEC adopted the new standards, with the rules originally set to take effect as of May 28, 2024. These rules would have required public companies to disclose information on (i) climate-related financial risks, (ii) GHG emissions, and (iii) climate-related targets or transition plans. However, on April 4, 2024, the SEC issued an order to stay these rules pending judicial review following legal challenges. As of the date of this report, the implementation of the new climate-related disclosures remains indefinitely delayed. We continue to monitor developments and assess the potential effect of these new standards, if implemented at all, on our future consolidated financial statements.
In addition, California introduced new climate-related reporting requirements under the Climate Corporate Data Accountability
Act (SB 253) and the Climate-Related Financial Risk Act (SB 261), which were signed into law in October 2023. These laws require corporations doing business in California to annually report their GHG emissions across Scopes 1, 2, and 3 (SB 253) and to disclose climate-related financial risks and risk mitigation strategies (SB 261). Reporting under these laws is phased in, with initial emissions reporting required in 2026 based on 2025 data, and climate risk disclosures commencing in 2026. Considering our operations in
California, we continue to enhance our existing data collection, reporting, and assurance processes for climate-related metrics and risks.
In August 2022, the U.S. Congress signed into law the Inflation Reduction Act of 2022 (“IRA”), which directed nearly $400 billion of federal spending to be used toward reducing carbon emissions and funding clean energy over the next 10 years and was designed to encourage private investment in clean energy, transport, and manufacturing. Since its inaugural year in 2023, nearly $500 billion in new green investments and 334,000 new green jobs across the U.S. have been attributed to the IRA. However, long-term impacts and benefits, if any, resulting from the IRA are still to be determined.
Numerous states and municipalities have adopted state and local laws and policies on climate disclosures and climate change and emission reduction targets impacting the building sector. For example, the State of California enacted legislation requiring certain companies to disclose GHG emissions and climate-related financial risk information. Other cities, including Boston, Cambridge, New
York, and Seattle, have passed ordinances that set limits on GHG emissions associated with building operations. Some municipalities, including the Cities of New York and San Francisco, have also implemented legislation to eliminate the use of natural gas in new construction projects.
President Trump’s victory in the U.S. presidential election, as well as the Republican Party’s gaining control of both the U.S.
House of Representatives and Senate in the congressional election, may create regulatory uncertainty with respect to climate change policy. During the election campaign, President Trump made comments suggesting that he was not supportive of various clean energy programs and initiatives, including the United Nations (“U.N.”) Framework Convention on Climate Change, designed to curtail global warming. On January 20, 2025, President Trump signed an executive order to withdraw the U.S. from the Paris Agreement, marking a significant shift in U.S. climate policy. It remains unclear what further actions President Trump may take with respect to domestic and international programs and initiatives, and what support the Trump administration would have for any potential changes to such legislative programs and initiatives in the U.N. or the U.S. Congress.
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
Independent environmental consultants have conducted Phase I or similar environmental assessments at our properties. We intend to use consultants to conduct similar environmental assessments on our future acquisitions. These types of assessments generally include a site inspection, interviews, and a public records review, but no subsurface sampling. These assessments and certain additional investigations of our properties have not to date revealed any environmental liability that we believe would have a material adverse effect on our business, assets, or results of operations.
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
We seek to make a positive and meaningful impact on the health, safety, and well-being of our tenants, stockholders, employees, and the communities in which we live and work. In support of these efforts, we have set sustainability goals for development projects, including energy and water use reduction, diversion of construction waste from landfills, and targeted levels of certification by third-party green and healthy building rating organizations and programs. For our operating properties, we have set a
2030 target to reduce operational emissions per RSF, and we continue to pursue measures aimed at reducing water consumption and increasing waste diversion. There are significant risks that may prevent us from achieving such goals, including, but not limited to, the following possibilities:
•Change in market conditions may affect our ability to deploy capital for projects such as those that reduce energy, water consumption, and GHG emissions and that provide waste savings.
•The quantity of investment-grade renewable energy projects that can be contracted and constructed by 2030 has decreased in recent years due to factors such as backlogs in regional transmission organizations’ interconnection queues and higher demand from large buyers. Additionally, the cost of contracts for new renewable energy (power purchase agreements and virtual power purchase agreements) has increased in recent years due to such factors as higher material and labor costs, interconnection backlogs, and increased demand for renewable energy. Such changes in the availability and costs of renewable energy may impact our ability to procure renewable energy to reduce GHG emissions from purchased electricity.
•Our tenants may be unwilling or unable to accept potential incremental expenses associated with sustainability programs, including expenses to comply with requirements stipulated under building certification standards such as LEED, Fitwel, and WELL.
The realization of any of the above risks could significantly impact our reputation, our ability to reduce operational emissions per RSF to meet our 2030 target, our ability to attract tenants that have set GHG emissions reduction goals and/or include LEED certification among their priorities when selecting a location to lease, and our ability to continue developing properties in markets where high levels of LEED certification contribute to our efforts to obtain building permits and entitlements.
We may invest or spend the net proceeds from the offerings of our unsecured senior notes payable earmarked for
Eligible Green Projects (the “Green Bonds”) in ways investors may not agree with and in ways that may not earn a profit.
The respective net proceeds from issuances of Green Bonds are expected to be used to fund, in whole or in part, Eligible
Green Projects (as defined below), including the development and redevelopment of such projects. The net proceeds from these offerings are typically initially used to reduce the outstanding balance on our unsecured senior line of credit or amounts outstanding under our commercial paper program. We then allocate the funds to recently completed and future Eligible Green Projects. ‘‘Eligible
Green Projects’’ are defined as:
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
There can be no assurance that the projects funded with the proceeds from the Green Bonds will meet investor criteria and expectations regarding environmental impact and sustainability performance. In particular, no assurance is given that the use of such proceeds for any Eligible Green Projects will satisfy, whether in whole or in part, any present or future investor expectations or requirements regarding any investment criteria or guidelines with which such investor or its investments are required to comply, whether by any present or future applicable law or regulations or by its own bylaws or other governing rules or investment portfolio mandates (in particular, with regard to any direct or indirect environmental, sustainability, or social impact of any projects or uses, the subject of or related to, the relevant Eligible Green Projects). Adverse environmental or social impacts may occur during the design, construction, and operation of the projects, or the projects may become controversial or criticized by activist groups or other stakeholders. In addition, although we will limit the use of proceeds from the Green Bonds to Eligible Green Projects, there can be no assurance that one or more development, redevelopment, and tenant improvement projects that we expect will receive a LEED certification will actually receive such certification. Furthermore, from time to time, we may refinance our debt to take advantage of lower market rates or other favorable terms, and we may pursue this strategy in the future in connection with our Green Bonds. If the terms of the refinanced agreements set different or no restrictions on the range of purposes the funds can be allocated to, we can provide no assurance that allocations to future Eligible Green Projects established prior to the refinancing of our Green Bonds will remain unchanged after the refinancing has been completed.
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
If our information technology networks or data, or those of third parties with whom we work, are or were disrupted or otherwise compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, costly remediation or other expenses, liability under federal and state laws, litigation and investigations, reputational damage, disruptions to our business operations, decreased cash flows, and other adverse consequences.
Information technology, communication networks, enterprise applications, and related systems, including those in our properties, are essential to the operation of our business. In the ordinary course of our business, we use these systems to service our tenants, manage our tenant and vendor relationships, and for internal communications, accounting, financial reporting, record-keeping, and many other key aspects of our business. These operations rely on the secure collection, storage, transmission, and other processing of confidential and other sensitive information in our computer systems and networks and subject us, and the third parties with whom we work, to a variety of evolving threats, including, but not limited to, ransomware attacks, which could cause security incidents.
Cyberattacks, malicious Internet-based activity, online and offline fraud, and other similar activities threaten the confidentiality, integrity, and availability of our confidential, proprietary, and sensitive data and information technology systems, and those of the third parties with whom we work. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state-supported actors.
Some actors now engage and are expected to continue to engage in cyberattacks, including, without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyberattacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell, and distribute our services.

We and the third parties with whom we work are subject to a variety of evolving threats, including, but not limited to, physical break-ins; disruptions due to power outages or catastrophic events, such as fires, floods, hurricanes, and earthquakes; breaches of our secure network by an unauthorized party (including those caused by supply chain breaches); software vulnerabilities or bugs; malware
(including as a result of advanced persistent threat intrusions); malicious code (such as computer viruses and worms); attachments to emails; denial-of-service attacks; credential stuffing; credential harvesting; employee error, theft, or misuse; social engineering attacks
(including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks); ransomware attacks;
server malfunctions; software or hardware failures; loss of data or other information technology assets; adware; telecommunications failures; attacks enhanced or facilitated by AI; or other similar threats. For example, we have been the target of phishing attempts in the past and expect such attempts will continue in the future.
In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations and properties; loss of confidential, proprietary, and sensitive data; reputational harm; loss of income; and diversion of funds.
Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.
Remote work has increased risks to our information technology systems and confidential, proprietary, and sensitive data as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit, and in public locations. Future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies outside of our control. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.
In addition, our reliance on third parties introduces new cybersecurity risks and vulnerabilities, including supply chain attacks, and other threats to our business operations. We rely on third parties and technologies to operate critical business systems to process confidential, proprietary, and sensitive data in a variety of contexts, including, without limitation, cloud-based infrastructure, data center facilities, encryption and authentication technology, employee emails, and other functions. We also rely on third parties to provide other products, services, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. When the third parties with whom we work experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if the third parties with whom we work fail to satisfy their data privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or that of the third parties with whom we work have not been compromised.
We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain certain security measures or industry-standard or reasonable security measures to protect our information technology systems and confidential, proprietary, and sensitive data.
While we have implemented security measures designed to safeguard our systems and confidential, proprietary, and sensitive data from security incidents and to manage cybersecurity risks, there can be no assurance that these measures will be effective. We take steps to monitor and develop our information technology networks and infrastructure and invest in the development and enhancement of our controls designed to prevent, detect, respond to, and mitigate the risk of unauthorized access, misuse, computer viruses, and other events that could have a security impact. Additionally, we take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work), but we may not be able to detect and remediate all such vulnerabilities including on a timely basis. Further, we may experience delays in developing and deploying remedial measures and patches designed to address any such identified vulnerabilities. Vulnerabilities could be exploited and result in a security incident.
Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our confidential, proprietary, and sensitive data or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption involving our information systems or those of our tenants, vendors, software creators, cloud providers, cybersecurity service providers, or other third parties with whom we work could lead to, among other things:
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
•Violation of our lease agreements or other agreements;
•Difficulties in employee retention and recruitment;

•Unauthorized access to, and destruction, disruption, loss, or denial of service to our buildings;
•Increase in the cost of proactive defensive measures to prevent future cyber incidents, including hiring personnel and consultants or investing in additional technologies; and
•Increase in our cybersecurity insurance premiums.
Furthermore, the extent of a particular security incident and the steps that we may need to take to investigate the security incident may not be immediately clear. Therefore, in the event of a security incident, it may take a significant amount of time before such an investigation can be completed. During an investigation, we may not necessarily know the extent of the damage incurred or how best to remediate it, and certain errors or actions could be repeated or compounded before they are discovered and remediated, which could further increase the costs and consequences of a security incident. Additionally, applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors of security incidents or to implement other requirements, such as providing credit monitoring. Such disclosures and compliance with such requirements are costly, and the disclosure or the failure to comply with such disclosure requirements could lead to adverse consequences.
If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data);
financial loss; and other similar harms. Security incidents and attendant material consequences may prevent or cause customers to stop using our services, deter new customers from using our products/services, and negatively impact our ability to grow and operate our business.
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
Even if we are not targeted directly, cyberattacks on the U.S. government, financial markets, financial institutions, or other businesses, including our tenants, vendors, software creators, cloud providers, cybersecurity service providers, and other third parties with whom we work, may occur, and such events could disrupt our normal business operations and networks in the future.
The increased use of artificial intelligence (“AI”) and automation in life science research and development (“R&D”)
activities may change the uses, space configurations, and tenant requirements for our laboratory properties in currently unforeseen ways.
In recent years, some life science companies have augmented their traditional laboratory-based R&D efforts by integrating AI, cloud computing, quantum computing, and other advanced computational technologies into their R&D programs. It is expected that such technologies will accelerate and streamline a number of R&D functions, including, for example, through the targeted design and evaluation of clinical trials and the efficient identification of the most promising drug development candidates from among multiple possible drugs. In addition, life science companies, like companies in many other industries, are increasingly integrating new technologies, such as robotics and advanced automation of recurring tasks, into their businesses, including their R&D activities. It is widely thought that the life science and healthcare industries, like most industries, are in only the early stages of an advanced technology revolution that may have profound, and largely currently unknown, impacts on their businesses, including the processes and strategies underlying R&D and commercialization of new products.
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
From time to time, we may enter into interest rate hedge agreements to manage some of our exposure to interest rate volatility. Interest rate hedge agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to changes in interest rates. These risk factors may lead to failure to hedge effectively against changes in interest rates and therefore could adversely affect our results of operations. As of December 31, 2024, we had no interest rate hedge agreements outstanding.
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
Congressional disagreement over the federal budget and the maximum amount of debt the federal government is permitted to have outstanding (commonly referred to as the “debt ceiling”) has previously caused the U.S. federal government to shut down for periods of time. Generally, if effective legislation to fund government operations and manage the level of federal debt is not enacted, the federal government may suspend its investments for certain government accounts, among other available options, in order to prioritize payments on its obligations. A failure by the U.S. Congress to pass spending bills or address the debt ceiling at any point in the future would increase the risk of default by the U.S. on its obligations, the risk of a lowering of the U.S. federal government’s credit rating, and the risk of other economic dislocations. Such a failure, or the perceived risk of such a failure, could consequently have a material adverse effect on the financial markets and economic conditions in the U.S. and globally. Twice in the past decade, by the appropriations legislation deadline, Congress failed to pass a new appropriations bill or continuing resolution to temporarily extend funding, resulting in U.S. government shutdowns that caused federal agencies to halt non-essential operations. If economic conditions severely deteriorate as a result of U.S. federal government fiscal gridlock, our operations, or those of our tenants, could be affected, which may adversely impact our financial condition and results of operations. These risks may also impact our overall liquidity, our borrowing costs, or the market price of our common stock.
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

In the commercial real estate sector in which we operate, the uncertainties posed by various initiatives of accounting standard-
setting authorities to fundamentally rewrite major bodies of accounting literature constitute a significant source of uncertainty as to the basic rules of business engagement. Changes in accounting standards may have a significant effect on our financial results and on the results of our tenants, which would in turn have a secondary impact on us.
Global financial stressors, high structural unemployment levels, and other events or circumstances beyond our control may adversely affect our industry, business, results of operations, contractual commitments, and access to capital.
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
S&P Global Ratings lowered its long-term sovereign credit rating of the U.S. from “AAA” to “AA+” in 2011, which it affirmed in
2024. Similarly, Fitch Ratings downgraded the sovereign credit rating of the U.S. from “AAA” to “AA+” in 2023 and affirmed the “AA+”
rating in 2024. However, further fiscal impasses within the federal government may result in future downgrades. The impact of any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. This could cause further increases in interest rates and borrowing costs, which may negatively impact our ability to access the debt markets on favorable terms. In addition, the lowered credit rating could create broader financial turmoil and uncertainty, which may exert downward pressure on the market price of our common stock. Continued adverse economic conditions could have a material adverse effect on our business, financial condition, and results of operations.
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
The U.S. federal government has cautioned Americans on the possibility of Russia targeting the U.S. with cyberattacks in retaliation for sanctions that the U.S. has imposed and has urged both the public and private sectors to strengthen their cyber defenses and protect critical services and infrastructure. Additionally, President Biden directed government bodies to mandate cybersecurity and network defense measures within their respective jurisdictions and has initiated action plans to reinforce cybersecurity within the electricity, pipeline, and water sectors. The Biden administration also launched joint efforts with CISA through its “Shields Up” campaign to defend the U.S. against possible cyberattacks. CISA published advisories warning of Russian state-sponsored threat actors targeting
“COVID-19 research, governments, election organizations, healthcare and pharmaceutical, defense, energy, video gaming, nuclear, commercial facilities, water, aviation, and critical manufacturing” sectors in the U.S. and other Western nations. While we have not experienced such cyberattacks to date, it is yet unknown whether Russia will be successful in breaching our network defenses or, more broadly, those within the areas listed above, which, if successful, may cause disruptions to critical infrastructure required for our operations and livelihoods, or those of our tenants, communities, and business partners.
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
In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision (the
“Basel Committee”) adopted the Basel III regulatory capital framework (“Basel III” or the “Basel III Standards”). The final package of
Basel III reforms was approved by the G20 leaders in November 2010. However, due to global events and industry feedback, the implementation timeline has been extended multiple times. The final regulations are tentatively set to be released and to take effect by mid-2025.
U.S. regulators have implemented various measures under the Basel III framework, including supplementary leverage ratio standards (SLR Standards) and a risk-based capital surcharge for global systemically important banking organizations (GSIBs), fully effective as of 2019. Additionally, the Liquidity Coverage Ratio (LCR), finalized in 2014, aims to enhance the resilience of internationally active banks by requiring adequate high-quality liquid assets to cover net cash outflows, with stricter U.S. requirements phased in by
2017.
The Volcker Rule, introduced under the Dodd-Frank Act, restricts proprietary trading and certain relationships with private equity and hedge funds. Amendments in 2020 simplified compliance and reduced restrictions, but further changes to “covered funds”
are anticipated. These regulations, alongside the Basel Committee’s deferred final Basel III implementation now targeted for July 2025, may increase capital requirements and constrain financing availability or terms from both U.S. and foreign financial institutions.
Social, political, and economic changes or instability, and other circumstances beyond our control could adversely affect our business operations.
Our business may be adversely affected by social, political, and economic instability, unrest, or disruption in a geographic region in which we operate, regardless of cause, including legal, regulatory, and policy changes by a new presidential administration in the U.S., protests, demonstrations, strikes, riots, civil disturbance, disobedience, insurrection, or social and other political unrest.
Such events may result in restrictions, curfews, or other actions and give rise to significant changes in regional and global economic conditions and cycles, which may adversely affect our financial condition and operations. For example, past instances of unrest in cities throughout the U.S. in connection with civil rights, liberties, and social and governmental reform led in some locations to the imposition of mandatory curfews and deployment of the U.S. National Guard. Government actions in an effort to protect people and property, including curfews and restrictions on business operations, may disrupt operations, harm perceptions of personal well-being, and increase the need for additional expenditures on security resources. In addition, action resulting from such social or political unrest may pose significant risks to our personnel, facilities, and operations. We cannot ensure there will not be further political or social unrest in the future or that there will not be other events that could lead to social, political, and economic disruptions. If such events or disruptions persist for a prolonged period of time, our overall business and results of operations may be adversely affected.
Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which can lead to changes involving the level of oversight and focus on certain industries and corporate entities. For example, as a federal government contractor, we maintain plans to ensure compliance with nondiscrimination and regulatory requirements for qualified employees on the basis of gender, race, disability, and veteran status. Consequently, we may be subject to executive orders and regulatory changes affecting various aspects of our operations, including compliance with nondiscrimination plans. Any required elimination or modification of such plans in response to new executive orders could pose challenges in hiring or retaining employees, and may lead to other adverse operational impacts. Failure to comply with these requirements could expose us to administrative, civil, or criminal liabilities, including fines, penalties, repayments, or suspension  or debarment from eligibility for future U.S. government contracts.
The nature, timing, and economic and political effects of potential changes to the current legal and regulatory frameworks affecting the life science industry, as well as the real estate industry in general, remain highly uncertain. For example, any proposals to make changes related to U.S. tax law, including those related to Section 1031 Exchanges, may have a material adverse effect on our business, financial condition, results of operations, and growth prospects. From time to time, we dispose of properties in transactions qualified as Section 1031 Exchanges. If the laws surrounding Section 1031 Exchanges were amended or repealed, we may not be able to dispose of properties on a tax-deferred basis. In such a case, our earnings and profits and our taxable income would increase, which could increase dividend income and reduce the return of capital to our stockholders. As a result, we may be required to pay additional dividends to stockholders, or, if we do not pay additional dividends, our corporate income tax liability could increase and we may be subject to interest and penalties.
Similarly, changes in federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. During the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. As China was and is a major global exporter of steel, solar panels, and aluminum, the tariffs on these specific imports led to a trade war between not only the U.S. and China, but also between the U.S. and the international community. Other countries, including China, Canada, and the EU, implemented retaliatory tariffs in response to these policies on U.S. goods. During the 2024 presidential campaign, President Trump pledged to impose an additional 25% tariff on certain exports from Canada and Mexico, and up to an additional 60% tariff on certain exports from China.
These and similar types of trade policies could lead to issues with global supply chains on a macroeconomic scale, including steel, pharmaceuticals, and construction equipment, all of which are critical to our and our tenant’s businesses. For example, several of our largest tenants are European companies whose U.S. business operations could be directly impacted by the tariffs on the EU due to increased costs on operations and supply chains. Similarly, many of our tenants are in the pharmaceutical industry. As China is a global leader in the market for active pharmaceutical ingredients, the imposition of tariffs, especially at such unprecedented rates, could potentially raise the cost of generic drugs in the U.S., which would in turn have direct consequences on our tenants in the pharmaceutical industry. Such tariffs and changes to U.S. trade policy previously had, and in the future could, lead to further adverse effects on the U.S. domestic economy and our or our tenant’s businesses.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk management and strategy
Our corporate information technology, communication networks, enterprise applications, accounting and financial reporting platforms, and related systems, and those that we offer to our tenants are necessary for the operation of our business. We use these systems, among others, to manage our tenant and vendor relationships, for internal communications, for accounting to operate record-
keeping function, and for many other key aspects of our business. Our business operations rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and sensitive data.
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
Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. Management, including the Chief Technology Officer and Chief
Financial Officer and Treasurer, serves on the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the Audit
Committee for certain cybersecurity incidents. The Audit Committee holds quarterly meetings and receives periodic reports from management, including from our Chief Technology Officer and Chief Financial Officer and Treasurer, concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them.

ITEM 2. PROPERTIES
General
As of December 31, 2024, we had 391 properties in North America consisting of approximately 44.1 million RSF of operating properties and new Class A/A+ development and redevelopment properties under construction, including 67 properties that are held by consolidated real estate joint ventures and four properties that are held by unconsolidated real estate joint ventures. The occupancy percentage of our operating properties in North America was 94.6% as of December 31, 2024. The exteriors of our properties typically resemble traditional office properties, but the interior infrastructures are designed to accommodate the needs of life science tenants.
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
As of December 31, 2024, we held a fee simple interest in each of our properties, with the exception of 32 properties in North
America subject to ground leasehold interests, which accounted for approximately 8% of our total number of properties. Of these 32 properties, we held eight properties in the Greater Boston market, 20 properties in the San Francisco Bay Area market, one property in the Seattle market, one property in the Maryland market, and two properties in the New York City market. During the year ended
December 31, 2024, as a percentage of net operating income our ground lease rental expense aggregated 1.6%. Refer to our consolidated financial statements and notes thereto in “Item 15. Exhibits and financial statement schedules” in this annual report on
Form 10-K for further discussion.
As of December 31, 2024, we had over 1,000 leases with a total of approximately 800 tenants, and 171, or 44%, of our 391 properties were single-tenant properties. Leases in our multi-tenant buildings typically have initial terms of 3 to 9 years, while leases in our single-tenant buildings typically have initial terms of 5 to 15 years. Additionally, as of December 31, 2024:
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
•Approximately 92% of our leases (on an annual rental revenue basis) provided for the recapture of capital expenditures
(such as HVAC maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases; and
•84% of our leasing activity during the last twelve months was generated from our existing tenant base.
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
Refer to “Annual rental revenue” and “Operating statistics” under “Definitions and reconciliations” in Item 7 in this annual report on Form 10-K for a description of the basis used to compute the aforementioned measures.

Locations of properties
Our properties are strategically located in AAA life science innovation cluster markets. The following table sets forth the total
RSF, number of properties, and annual rental revenue in effect as of December 31, 2024 in each of our markets in North America
(dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	9,260,235	632,850	1,601,010	11,494,095	26%	64	$760,564	36%	$86.67
San Francisco Bay Area	7,680,005	394,781	366,939	8,441,725	19	65	443,345	21	66.78
San Diego	7,382,450	921,510	—	8,303,960	19	79	326,925	16	45.97
Seattle	3,186,812	227,577	—	3,414,389	8	45	136,014	5	46.19
Maryland	3,849,928	—	—	3,849,928	9	50	144,032	7	39.53
Research Triangle	3,802,204	—	—	3,802,204	9	38	116,808	6	31.53
New York City	921,774	—	—	921,774	2	4	73,534	4	90.26
Texas	1,845,159	—	73,298	1,918,457	4	15	44,022	2	24.99
Canada	888,189	—	139,311	1,027,500	2	11	19,661	1	23.08
Non-cluster/other markets	349,099	—	—	349,099	1	10	15,027	1	59.35
Properties held for sale	600,870	—	—	600,870	1	10	13,056	1	N/A
North America	39,766,725	2,176,718	2,180,558	44,124,001	100%	391	$2,092,988	100%	$56.98
		4,357,276
Summary of occupancy percentages in North America
The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	12/31/24		12/31/23	12/31/22	12/31/24	12/31/23	12/31/22
Greater Boston	94.8%		94.9%	94.5%	80.8%	84.7%	85.5%
San Francisco Bay Area	93.3		94.8	96.7	89.1	91.4	93.3
San Diego	96.3		94.1	95.4	96.3	94.1	95.4
Seattle	92.4		95.2	97.0	92.4	90.7	90.1
Maryland	95.7		95.6	95.8	95.7	95.6	93.3
Research Triangle	97.4		97.8	94.0	97.4	97.8	85.0
New York City	88.4	(1)	85.3	92.3	88.4	85.3	92.3
Texas	95.5		95.1	91.2	91.8	91.5	81.6
Subtotal	94.8		94.9	95.1	90.0	90.7	89.9
Canada	95.9		87.1	80.8	82.9	73.0	68.2
Non-cluster/other markets	72.5		78.5	75.0	72.5	78.5	75.0
North America	94.6%	(2)	94.6%	94.8%	89.7%	90.2%	89.4%
(1)The Alexandria Center® for Life Science – New York City Megacampus is 98.7% occupied as of December 31, 2024. Occupancy percentage in our New York City market reflects vacancy at the Alexandria Center® for Life Science – Long Island City property, which was 45.7% occupied as of December 31, 2024.
(2)Includes temporary vacancy as of December 31, 2024 aggregating 278,528 RSF that is leased and expected to be occupied upon completion of the tenant improvement to the spaces. The weighted-average expected delivery date of these spaces is May 12, 2025.

Top 20 tenants
92% of Top 20 Tenant Annual Rental Revenue Is From Investment-Grade
or Publicly Traded Large Cap Tenants(1)
Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for more than 4.3%
of our annual rental revenue in effect as of December 31, 2024. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of December 31, 2024 (dollars in thousands, except average market cap amounts):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)	Percentage of Annual Rental Revenue(1)	Investment-Grade Credit Ratings		Average Market Cap (in billions)

	Tenant						Moody’s	S&P
1	Eli Lilly and Company	8.4		1,122,777	$90,259	4.3%	A1	A+	$769.8
2	Moderna, Inc.	11.3		634,045	90,103	4.3	—	—	$35.1
3	Bristol-Myers Squibb Company	5.4		999,379	77,188	3.7	A2	A	$100.6
4	Takeda Pharmaceutical Company Limited	10.4		549,759	47,899	2.3	Baa1	BBB+	$44.2
5	Roche	8.2		647,069	37,405	1.8	Aa2	AA	$232.8
6	Illumina, Inc.	5.9		857,967	35,924	1.7	Baa3	BBB	$20.6
7	Alphabet Inc.	2.8		625,015	34,899	1.7	Aa2	AA+	$2,032.2
8	2seventy bio, Inc.(2)	8.7		312,805	33,543	1.6	—	—	$0.2
9	United States Government	5.6		429,359	28,861	1.4	Aaa	AA+	$—
10	Cloud Software Group, Inc.	2.2	(3)	292,013	28,537	1.4	—	—	$—
11	Novartis AG	3.5		448,690	27,958	1.3	Aa3	AA-	$235.1
12	Uber Technologies, Inc.	57.8	(4)	1,009,188	27,787	1.3	Baa2	BBB-	$147.7
13	AstraZeneca PLC	4.8		450,848	27,226	1.3	A2	A+	$226.6
14	Boston Children's Hospital	12.2		309,231	26,154	1.2	Aa2	AA	$—
15	The Regents of the University of California	6.4		372,647	23,515	1.1	Aa2	AA	$—
16	Sanofi	6.0		267,278	21,444	1.0	A1	AA	$127.9
17	Merck & Co., Inc.	8.5		337,703	21,401	1.0	A1	A+	$300.0
18	New York University	7.1		218,983	21,056	1.0	Aa2	AA-	$—
19	Charles River Laboratories, Inc.	10.3		255,635	20,578	1.0	—	—	$11.1
20	Massachusetts Institute of Technology	5.0		237,849	20,228	1.0	Aaa	AAA	$—
	Total/weighted-average	9.3	(4)	10,378,240	$741,965	35.4%
Annual rental revenue and RSF include 100% of each property managed by us in North America. Refer to “Annual rental revenue” and “Investment-grade or publicly traded large cap tenants” under “Definitions and reconciliations” in Item 7 for additional details, including our methodologies of calculating annual rental revenue from unconsolidated real estate joint ventures and average market capitalization, respectively.
(1)Based on total annual rental revenue in effect as of December 31, 2024.
(2)Includes approximately 195,000 RSF, or 62.8% of the annual rental revenue generated from 2seventy bio as of December 31, 2024, that is subleased to Regeneron
Pharmaceuticals, Inc., an investment-grade publicly traded biotechnology company. As of September 30, 2024, 2seventy bio, Inc. held $192.4 million of cash, cash equivalents, and marketable securities. Additionally, 90.2% of the annual rental revenue generated by 2seventy bio is guaranteed by another related public biotechnology company.
(3)Consists of one lease at a property acquired in 2022 with future development and redevelopment opportunities. This lease with Cloud Software Group, Inc. (formerly known as TIBCO Software, Inc.) was in place when we acquired the property.
(4)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) in our Mission Bay submarket owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue from our unconsolidated real estate joint ventures. Excluding these ground leases, the weighted-average remaining lease term for our top 20 tenants was 7.5 years as of December 31, 2024.

Stable Cash Flows From Our High-Quality and Diverse Mix of Approximately 800 Tenants

Investment-Grade or Publicly Traded Large Cap Tenants

92%

of ARE’s Top 20 Tenant Annual Rental Revenue

52%

Percentage of ARE’s Annual Rental Revenue	of ARE’s Annual Rental Revenue

Solid Historical Occupancy of 96% Over Past 10 Years(2) From Historically Strong Demand for Our Class A/A+ Properties in AAA Locations

Annual Rental Revenue	Occupancy Across Key Locations

Percentage of ARE’s Annual Rental Revenue

Multinational
Pharmaceutical
Life Science
Product,
Service, and
Device
Public
Biotechnology -
Approved or
Marketed
Product
Public
Biotechnology -
Preclinical or
Clinical Stage
Private
Biotechnology
Other(1)
Other Investment-Grade
or Large Cap Tech
Biomedical and
Government
Institutions
Megacampus™
Core and
Non-Core
(3)
As of December 31, 2024. Annual rental revenue represents amounts in effect as of December 31, 2024. Refer to “Definitions and reconciliations” in Item 7 for additional information.
(1)Represents the percentage of our annual rental revenue generated by technology, professional services, finance, telecommunications, and construction/real estate companies, as well as retail-related tenants, which generate less than 1.0% of our annual rental revenue.
(2)Represents the average occupancy percentage of operating properties as of each December 31 from 2015 through 2024.
(3)Refer to footnote 1 under “Summary of occupancy percentages in North America” in Item 2 for additional details.

Long-Duration and Stable Cash Flows From High-Quality and Diverse Tenants

Long-Duration Lease Terms

9.3 Years
Top 20 Tenants

7.5 Years
All Tenants
Weighted-Average Remaining Term(1)

Sustained Strength in Tenant Collections(2)

99.9%
For the Three Months Ended December 31, 2024

99.5%
January 2025
(1)Based on annual rental revenue in effect as of December 31, 2024.
(2)Represents the portion of total receivables billed for each indicated period collected as of the date of this report.

Property listing
Our Megacampus™ Properties Account for 77% of Our Annual Rental Revenue
The following table provides certain information about our properties as of December 31, 2024 (dollars in thousands):

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Greater Boston
Cambridge/Inner Suburbs
Megacampus: Alexandria Center® at Kendall Square	2,199,030	—	—	2,199,030	7	$228,062	100.0%	100.0%
50(1), 60(1), 75/125(1), 100(1), and 225(1) Binney Street, 140 First Street, and 300 Third Street(1)
Megacampus: Alexandria Center® at One Kendall Square	1,281,580	—	104,956	1,386,536	12	145,576	94.8	87.6
One Kendall Square (Buildings 100, 200, 300, 400, 500, 600/700, 1400, 1800, and 2000), 325 and 399 Binney Street, and One Hampshire Street
Megacampus: Alexandria Technology Square®	1,185,190	—	—	1,185,190	7	110,969	97.7	97.7
100, 200, 300, 400, 500, 600, and 700 Technology Square
Megacampus: The Arsenal on the Charles	776,781	36,444	308,446	1,121,671	13	47,730	99.4	71.2
311, 321, and 343 Arsenal Street, 300, 400, and 500 North Beacon Street, 1, 2, 3, and 4 Kingsbury Avenue, and 100, 200, and 400 Talcott Avenue
Megacampus: 480 Arsenal Way, 446, 458, 500, 550 Arsenal Street, and 99 Coolidge Avenue(1)	633,056	204,395	—	837,451	6	28,173	98.4	98.4
Cambridge/Inner Suburbs	6,075,637	240,839	413,402	6,729,878	45	560,510	98.2	91.9
Fenway
Megacampus: Alexandria Center® for Life Science – Fenway	1,291,019	392,011	137,675	1,820,705	3.0	100,587	89.7	81.1
401 and 421(1) Park Drive and 201 Brookline Avenue(1)
Seaport Innovation District
5 and 15(1) Necco Street	441,396	—	—	441,396	2	44,143	81.8	81.8
Seaport Innovation District	441,396	—	—	441,396	2	44,143	81.8	81.8
Route 128
Megacampus: Alexandria Center® for Life Science – Waltham	466,094	—	596,064	1,062,158	5	36,659	100.0	43.9
40, 50, and 60 Sylvan Road, 35 Gatehouse Drive, and 840 Winter Street
19, 225, and 235 Presidential Way	585,226	—	—	585,226	3	13,937	100.0	100.0
Route 128	1,051,320	—	596,064	1,647,384	8	50,596	100.0	63.8
Other	400,863	—	453,869	854,732	6	4,728	59.7	28.0
Greater Boston	9,260,235	632,850	1,601,010	11,494,095	64	$760,564	94.8%	80.8%

Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 and “Megacampus” under “Definitions and reconciliations” in Item 7 for additional details.
(1)We own a partial interest in this property through a real estate joint venture. Refer to “Consolidated and unconsolidated real estate joint ventures” in Item 7 for additional details.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Francisco Bay Area
Mission Bay
Megacampus: Alexandria Center® for Science and Technology – Mission Bay(1)	2,005,369	109,435	—	2,114,804	10	$90,452	95.1%	95.1%
1455(2), 1515(2), 1655, and 1725 Third Street, 409 and 499 Illinois Street, 1450(3), 1500, and 1700 Owens Street, and 455 Mission Bay Boulevard South
Mission Bay	2,005,369	109,435	—	2,114,804	10	90,452	95.1	95.1
South San Francisco
Megacampus: Alexandria Technology Center® – Gateway(1)	1,408,022	—	259,689	1,667,711	12	76,705	81.9	69.1
600(2), 601, 611, 630(2), 650(2), 651, 681, 685, 701, 751, 901(2), and 951(2) Gateway Boulevard
Megacampus: Alexandria Center® for Advanced Technologies – South San Francisco	812,453	—	107,250	919,703	5	52,990	100.0	88.3
213(1), 249, 259, 269, and 279 East Grand Avenue
Alexandria Center® for Life Science – South San Francisco	504,053	—	—	504,053	3	32,767	93.9	93.9
201 Haskins Way and 400 and 450 East Jamie Court
Megacampus: Alexandria Center® for Advanced Technologies – Tanforan	445,232	—	—	445,232	2	3,829	100.0	100.0
1122 and 1150 El Camino Real
Alexandria Center® for Life Science – Millbrae(1)	—	285,346	—	285,346	1	—	N/A	N/A
230 Harriet Tubman Way
500 Forbes Boulevard(1)	155,685	—	—	155,685	1	10,680	100.0	100.0
South San Francisco	3,325,445	285,346	366,939	3,977,730	24	176,971	91.4	82.3
Greater Stanford
Megacampus: Alexandria Center® for Life Science – San Carlos	738,038	—	—	738,038	9	41,671	94.5	94.5
825, 835, 960, and 1501-1599 Industrial Road
Alexandria Stanford Life Science District	704,560	—	—	704,560	9	75,771	98.5	98.5
3160, 3165, 3170, and 3181 Porter Drive and 3301, 3303, 3305, 3307, and 3330 Hillview Avenue
3412, 3420, 3440, 3450, and 3460 Hillview Avenue	340,103	—	—	340,103	5	23,603	82.9	82.9
3875 Fabian Way	228,000	—	—	228,000	1	9,402	100.0	100.0
2475 and 2625/2627/2631 Hanover Street and 1450 Page Mill Road	198,558	—	—	198,558	3	15,902	89.4	89.4
2100, 2200, and 2400 Geng Road	78,501	—	—	78,501	3	4,803	100.0	100.0
3350 West Bayshore Road	61,431	—	—	61,431	1	4,770	100.0	100.0
Greater Stanford	2,349,191	—	—	2,349,191	31	175,922	94.5	94.5
San Francisco Bay Area	7,680,005	394,781	366,939	8,441,725	65	$443,345	93.3%	89.1%

Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 and “Megacampus” under “Definitions and reconciliations” in Item 7 for additional details.
(1)We own a partial interest in this property through a real estate joint venture. Refer to “Consolidated and unconsolidated real estate joint ventures” in Item 7 for additional details.
(2)We own 100% of this property.
(3)During the three months ended December 31, 2024, we executed a letter of intent with a biomedical institution for the sale of a condominium interest aggregating 103,361 RSF, or approximately 49% of the development project, with the transaction expected to close in 2025. Accordingly, we adjusted the development project RSF and its related book value to reflect 109,435 RSF, with our ownership share expected to be 25% at completion of the project. Refer to “New
Class A/A+ development and redevelopment properties: current projects” in Item 2 for additional details.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Diego
Torrey Pines
Megacampus: One Alexandria Square	840,192	241,504	—	1,081,696	10	$47,915	99.0%	99.0%
3115 and 3215(1) Merryfield Row, 3010, 3013, and 3033 Science Park Road, 10935, 10945, 10955, and 10970 Alexandria Way, 10996 Torreyana Road, and 3545 Cray Court
ARE Torrey Ridge	299,138	—	—	299,138	3	13,263	79.7	79.7
10578, 10618, and 10628 Science Center Drive
ARE Nautilus	218,459	—	—	218,459	4	12,184	97.7	97.7
3530 and 3550 John Hopkins Court and 3535 and 3565 General Atomics Court
Torrey Pines	1,357,789	241,504	—	1,599,293	17	73,362	94.5	94.5
University Town Center
Megacampus: Campus Point by Alexandria(1)	1,594,463	426,927	—	2,021,390	10	86,469	98.0	98.0
9880(2), 10210, 10260, 10290, and 10300 Campus Point Drive and 4135, 4155, 4161, 4224, and 4242 Campus Point Court
Megacampus: 5200 Illumina Way(1)	792,687	—	—	792,687	6	29,978	100.0	100.0
9625 Towne Centre Drive(1)	163,648	—	—	163,648	1	6,520	100.0	100.0
University Town Center	2,550,798	426,927	—	2,977,725	17	122,967	98.8	98.8
Sorrento Mesa
Megacampus: SD Tech by Alexandria(1)	878,805	253,079	—	1,131,884	12	39,988	93.6	93.6
9605, 9645, 9675, 9725, 9735, 9808, 9855, and 9868 Scranton Road, 5505 Morehouse Drive(2), and 10055, 10065, and 10075 Barnes Canyon Road
Megacampus: Sequence District by Alexandria	801,575	—	—	801,575	7	28,766	100.0	100.0
6260, 6290, 6310, 6340, 6350, 6420, and 6450 Sequence Drive
Pacific Technology Park(1)	544,352	—	—	544,352	5	9,352	92.8	92.8
9389, 9393, 9401, 9455, and 9477 Waples Street
Summers Ridge Science Park(1)	316,531	—	—	316,531	4	11,521	100.0	100.0
9965, 9975, 9985, and 9995 Summers Ridge Road
Scripps Science Park by Alexandria	144,113	—	—	144,113	1	11,379	100.0	100.0
10102 Hoyt Park Drive
ARE Portola	101,857	—	—	101,857	3	4,022	100.0	100.0
6175, 6225, and 6275 Nancy Ridge Drive
5810/5820 Nancy Ridge Drive	83,354	—	—	83,354	1	4,581	100.0	100.0
9877 Waples Street	63,774	—	—	63,774	1	2,680	100.0	100.0
5871 Oberlin Drive	33,842	—	—	33,842	1	1,909	100.0	100.0
Sorrento Mesa	2,968,203	253,079	—	3,221,282	35	$114,198	96.8%	96.8%

Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 and “Megacampus” under “Definitions and reconciliations” in Item 7 for additional details.
(1)We own a partial interest in this property through a real estate joint venture. Refer to “Consolidated and unconsolidated real estate joint ventures” in Item 7 for additional details.
(2)We own 100% of this property.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Diego (continued)
Sorrento Valley
3911, 3931, and 3985 Sorrento Valley Boulevard	151,406	—	—	151,406	6	$3,970	54.0%	54.0%
11045 and 11055 Roselle Street	43,233	—	—	43,233	2	2,203	100.0	100.0
Sorrento Valley	194,639	—	—	194,639	8	6,173	64.2	64.2
Other	311,021	—	—	311,021	2	10,225	100.0	100.0
San Diego	7,382,450	921,510	—	8,303,960	79	326,925	96.3	96.3

Seattle
Lake Union
Megacampus: Alexandria Center® for Life Science – Eastlake	1,152,644	—	—	1,152,644	9	77,461	95.6	95.6
1150, 1201(1), 1208(1), 1551, 1600, and 1616 Eastlake Avenue East, 188 and 199(1) East Blaine Street, and 1600 Fairview Avenue East
Megacampus: Alexandria Center® for Life Science – South Lake Union	381,380	227,577	—	608,957	3	21,890	99.6	99.6
400(1) and 701 Dexter Avenue North and 428 Westlake Avenue North
219 Terry Avenue North	31,797	—	—	31,797	1	1,339	56.9	56.9
Lake Union	1,565,821	227,577	—	1,793,398	13	100,690	95.8	95.8
Elliott Bay
410 West Harrison Street and 410 Elliott Avenue West	20,101	—	—	20,101	2	710	100.0	100.0
Bothell
Megacampus: Alexandria Center® for Advanced Technologies – Canyon Park	1,061,778	—	—	1,061,778	22	21,482	87.7	87.7

22121 and 22125 17th Avenue Southeast, 22021, 22025, 22026, 22030,
22118, and 22122 20th Avenue Southeast, 22333, 22422, 22515, 22522,
22722, and 22745 29th Drive Southeast, 21540, 22213, and 22309 30th
Drive Southeast, and 1629, 1631, 1725, 1916, and 1930 220th Street
Southeast

Alexandria Center® for Advanced Technologies – Monte Villa Parkway	463,449	—	—	463,449	6	12,290	90.3	90.3
3301, 3303, 3305, 3307, 3555, and 3755 Monte Villa Parkway
Bothell	1,525,227	—	—	1,525,227	28	33,772	88.5	88.5
Other	75,663	—	—	75,663	2	842	98.5	98.5
Seattle	3,186,812	227,577	—	3,414,389	45	$136,014	92.4%	92.4%

Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 and “Megacampus” under “Definitions and reconciliations” in Item 7 for additional details.
(1)We own a partial interest in this property through a real estate joint venture. Refer to “Consolidated and unconsolidated real estate joint ventures” in Item 7 for additional details.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Maryland
Rockville
Megacampus: Alexandria Center® for Life Science – Shady Grove	1,692,350	—	—	1,692,350	20	$79,076	97.5%	97.5%
9601, 9603, 9605, 9704, 9708, 9712, 9714, 9800, 9804, 9808, 9900, and 9950 Medical Center Drive, 14920 and 15010 Broschart Road, 9920 Belward Campus Drive, and 9810 and 9820 Darnestown Road
1330 Piccard Drive	131,508	—	—	131,508	1	4,323	100.0	100.0
1405 and 1450(1) Research Boulevard	114,849	—	—	114,849	2	3,029	73.3	73.3
1500 and 1550 East Gude Drive	91,359	—	—	91,359	2	1,844	100.0	100.0
5 Research Place	63,852	—	—	63,852	1	3,082	100.0	100.0
5 Research Court	51,520	—	—	51,520	1	1,976	100.0	100.0
12301 Parklawn Drive	49,185	—	—	49,185	1	1,598	100.0	100.0
Rockville	2,194,623	—	—	2,194,623	28	94,928	96.7	96.7
Gaithersburg
Alexandria Technology Center® – Gaithersburg I	619,061	—	—	619,061	9	19,603	93.6	93.6
9, 25, 35, 45, 50, and 55 West Watkins Mill Road and 910, 930, and 940 Clopper Road
Alexandria Technology Center® – Gaithersburg II	486,301	—	—	486,301	7	18,816	100.0	100.0
700, 704, and 708 Quince Orchard Road and 19, 20, 21, and 22 Firstfield Road
20400 Century Boulevard	81,006	—	—	81,006	1	2,107	100.0	100.0
401 Professional Drive	63,154	—	—	63,154	1	1,949	90.1	90.1
950 Wind River Lane	50,000	—	—	50,000	1	1,234	100.0	100.0
620 Professional Drive	27,950	—	—	27,950	1	1,207	100.0	100.0
Gaithersburg	1,327,472	—	—	1,327,472	20	44,916	96.6	96.6
Beltsville
8000/9000/10000 Virginia Manor Road	191,884	—	—	191,884	1	2,974	97.7	97.7
101 West Dickman Street(1)	135,949	—	—	135,949	1	1,214	69.9	69.9
Beltsville	327,833	—	—	327,833	2	4,188	86.1	86.1
Maryland	3,849,928	—	—	3,849,928	50	144,032	95.7	95.7

Research Triangle
Research Triangle
Megacampus: Alexandria Center® for Life Science – Durham	2,214,887	—	—	2,214,887	16	$55,242	97.6	97.6
6, 8, 10, 12, 14, 40, 41, 42, and 65 Moore Drive, 21, 25, 27, 29, and 31 Alexandria Way, 2400 Ellis Road, and 14 TW Alexander Drive
Megacampus: Alexandria Center® for Advanced Technologies and AgTech – Research Triangle	687,824	—	—	687,824	6	31,939	99.4	99.4
6, 8, 10, and 12 Davis Drive and 5 and 9 Laboratory Drive
Megacampus: Alexandria Center® for Sustainable Technologies	364,493	—	—	364,493	7	$11,979	91.8%	91.8%
104, 108, 110, 112, and 114 TW Alexander Drive and 5 and 7 Triangle Drive

Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 and “Megacampus” under “Definitions and reconciliations” in Item 7 for additional details.
(1)We own a partial interest in this property through a real estate joint venture. Refer to “Consolidated and unconsolidated real estate joint ventures” in Item 7 for additional details.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Research Triangle (continued)
Research Triangle (continued)
Alexandria Technology Center® – Alston	155,731	—	—	155,731	3	$4,126	94.7%	94.7%
100, 800, and 801 Capitola Drive
Alexandria Innovation Center® – Research Triangle	136,722	—	—	136,722	3	4,235	99.2	99.2
7010, 7020, and 7030 Kit Creek Road
2525 East NC Highway 54	82,996	—	—	82,996	1	3,651	100.0	100.0
407 Davis Drive	81,956	—	—	81,956	1	3,323	100.0	100.0
601 Keystone Park Drive	77,595	—	—	77,595	1	2,313	100.0	100.0
Research Triangle	3,802,204	—	—	3,802,204	38	116,808	97.4	97.4

New York City
New York City
Megacampus: Alexandria Center® for Life Science – New York City	742,586	—	—	742,586	3	67,864	98.7	98.7
430 and 450 East 29th Street
Alexandria Center® for Life Science – Long Island City	179,188	—	—	179,188	1	5,670	45.7	45.7
30-02 48th Avenue
New York City	921,774	—	—	921,774	4	73,534	88.4	88.4

Texas
Austin
Megacampus: Intersection Campus	1,525,359	—	—	1,525,359	12	39,955	99.2	99.2
507 East Howard Lane, 13011 McCallen Pass, 13813 and 13929 Center Lake Drive, and 12535, 12545, 12555, and 12565 Riata Vista Circle
1001 Trinity Street and 1020 Red River Street	198,972	—	—	198,972	2	895	100.0	100.0
Austin	1,724,331	—	—	1,724,331	14	40,850	99.3	99.3
Greater Houston
Alexandria Center® for Advanced Technologies at The Woodlands	120,828	—	73,298	194,126	1	3,172	41.5	25.8
8800 Technology Forest Place
Texas	1,845,159	—	73,298	1,918,457	15	44,022	95.5	91.8

Canada	888,189	—	139,311	1,027,500	11	19,661	95.9	82.9

Non-cluster/other markets	349,099	—	—	349,099	10	15,027	72.5	72.5

North America, excluding properties held for sale	39,165,855	2,176,718	2,180,558	43,523,131	381	2,079,932	94.6%	89.7%

Properties held for sale	600,870	—	—	600,870	10	13,056	39.6%	39.6%

Total – North America	39,766,725	2,176,718	2,180,558	44,124,001	391	$2,092,988
Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 and “Megacampus” under “Definitions and reconciliations” in Item 7 for additional details.

Leasing activity
During the year ended December 31, 2024, strong demand for our high-quality Class A/A+ properties translated into solid leasing activity and rental rate growth in 2024 for our overall portfolio and our development and redevelopment pipeline.
•Executed a total of 209 leases, with a weighted-average lease term of 8.9 years, for 5.1 million RSF;
•84% of our leasing activity during the last twelve months was generated from our existing tenant base;
•Annual leasing activity of 3.9 million RSF for renewed and re-leased spaces; and
•Annual rental rate increases of 16.9% and 7.2% (cash basis) on renewed and re-leased space.
During the year ended December 31, 2024, we granted tenant concessions/free rent averaging 0.7 months per annum with respect to the 5.1 million RSF leased.
Lease structure
Our Same Properties total revenue growth was 2.7% during the year ended December 31, 2024, and our Same Properties net operating income and Same Properties net operating income increases (cash basis) for the year ended December 31, 2024 were 1.2%
and 4.6%, respectively. Rental rate increases for the year ended December 31, 2024 of 16.9% and 7.2% (cash basis) on 3.9 million renewed/re-leased RSF are attributable to the sustained appeal of our properties, strong property management expertise of our team, and effective operational strategies. Additionally, a favorable triple net lease structure with contractual annual rent escalations resulted in both a consistent Same Properties operating margin of 68% and Same Properties current-period average occupancy of 94.2% for the year ended December 31, 2024, an increase of 30 bps for the same-period prior-year average, across our 321 Same Properties aggregating 31.7 million RSF. As of December 31, 2024, approximately 92% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Additionally, approximately 97% of our leases (on an annual rental revenue basis) contained contractual annual rent escalations approximating 3% that were either fixed or based on a consumer price index or another index, and approximately 92% of our leases (on an annual rental revenue basis) provided for the recapture of certain capital expenditures.

Leasing activity (continued)
The following table summarizes our leasing activity at our properties for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024			2023
	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	16.9%		7.2%	29.4%	15.8%
New rates	$65.48		$64.18	$52.35	$50.82
Expiring rates	$56.01		$59.85	$40.46	$43.87
RSF	3,888,139			3,046,386
Tenant improvements/leasing commissions	$46.89	(2)		$26.09
Weighted-average lease term	8.5 years			8.7 years

Developed/redeveloped/previously vacant space leased(3)
New rates	$59.44		$57.34	$65.66	$59.74
RSF	1,165,815			1,259,686
Weighted-average lease term	10.0 years			13.8 years

Leasing activity summary (totals):
New rates	$64.16		$62.68	$56.09	$53.33
RSF	5,053,954			4,306,072
Weighted-average lease term	8.9 years			11.3 years

Lease expirations(1)
Expiring rates	$53.82		$57.24	$43.84	$45.20
RSF	5,005,638			5,027,773
Leasing activity includes 100% of results for properties in North America in which we have an investment.
(1)Excludes month-to-month leases aggregating 136,131 RSF and 86,092 RSF as of December 31, 2024 and 2023, respectively. During the year ended
December 31, 2024, we granted free rent concessions averaging 0.7 months per annum.
(2)Includes tenant improvements and leasing commissions for leases aggregating 319,708 RSF related to (i) a 10-year lease with an anchor tenant expanding into its flagship building in our Greater Stanford submarket and (ii) a 10-year lease, with rental rate increases of 83.3% and 42.3% (cash basis), in our Torrey Pines submarket with an investment-grade top 20 tenant. Excluding these leases, tenant improvements and leasing commissions per RSF for the year ended
December 31, 2024 was $32.83, which is consistent with the five-year quarterly average of $29.98 per RSF. Tenant improvements and leasing commissions on renewed and re-leased space executed during the year ended December 31, 2024 represented only 8.4% of total lease term rents, the second lowest percentage of total lease term rents in the past five years.
(3)Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 for additional information, including total project costs.

Summary of contractual lease expirations
The following table summarizes the contractual lease expirations at our properties as of December 31, 2024:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Annual Rental Revenue

2025 (2)	3,708,195	10.0%	$45.91	8.2%
2026	2,826,993	7.7%	$50.73	6.9%
2027	3,302,598	8.9%	$53.80	8.6%
2028	3,944,440	10.7%	$49.78	9.5%
2029	2,385,914	6.5%	$51.30	5.9%
2030	3,144,561	8.5%	$43.11	6.5%
2031	3,433,958	9.3%	$54.76	9.1%
2032	1,005,689	2.7%	$58.96	2.9%
2033	2,585,813	7.0%	$47.77	5.9%
2034	3,304,105	8.9%	$66.90	10.6%
Thereafter	7,291,855	19.8%	$73.85	25.9%
Contractual lease expirations for properties classified as held for sale as of December 31, 2024 are excluded from the information on this page.
(1)Represents amounts in effect as of December 31, 2024.
(2)Excludes month-to-month leases aggregating 136,131 RSF as of December 31, 2024.

Summary of contractual lease expirations (continued)
The following tables present our lease expirations by market for 2025 and 2026 as of December 31, 2024:

	2025 Contractual Lease Expirations (in RSF)					Annual Rental Revenue (per RSF)(4)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment(1)	Remaining Expiring Leases(2)	Total(3)

Greater Boston	127,804	99,201	25,312	364,741	617,058	$42.40
San Francisco Bay Area	245,347	184,286	—	308,637	738,270	73.49
San Diego	144,673	18,813	278,606	202,285	644,377	20.58
Seattle	—	12,237	—	177,932	190,169	25.16
Maryland	51,593	—	—	141,349	192,942	26.28
Research Triangle	11,632	16,334	—	170,938	198,904	44.71
New York City	—	27,912	—	40,347	68,259	110.42
Texas	—	—	198,972	—	198,972	N/A
Canada	22,991	—	—	65,873	88,864	20.03
Non-cluster/other markets	—	—	—	2,300	2,300	40.17
Subtotal	604,040	358,783	502,890	1,474,402	2,940,115	41.78
Key 1Q25 lease expirations(5)	23,522	112,831	—	631,727	768,080	61.67
Total	627,562	471,614	502,890	2,106,129	3,708,195	$45.91
Percentage of expiring leases	17%	13%	14%	56%	100%

	2026 Contractual Lease Expirations (in RSF)					Annual Rental Revenue (per RSF)(4)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment	Remaining Expiring Leases(2)	Total

Greater Boston	46,858	9,874	—	391,196	447,928	$54.42
San Francisco Bay Area	1,619	4,753	—	511,665	518,037	66.72
San Diego	—	—	—	822,140	822,140	49.60
Seattle	—	18,205	—	102,551	120,756	43.62
Maryland	—	—	—	321,676	321,676	23.61
Research Triangle	—	19,753	—	115,221	134,974	45.64
New York City	—	104,157	—	71,470	175,627	93.58
Texas	—	—	—	—	—	—
Canada	—	247,743	—	—	247,743	22.24
Non-cluster/other markets	—	—	—	38,112	38,112	70.34
Total	48,477	404,485	—	2,374,031	2,826,993	$50.73
Percentage of expiring leases	2%	14%	0%	84%	100%
Contractual lease expirations for properties classified as held for sale as of December 31, 2024 are excluded from the information on this page.
(1)Primarily represents assets that were recently acquired for future development and redevelopment opportunities, for which we expect, subject to market conditions and leasing, to commence first-time conversion from non-laboratory space to laboratory space, or to commence future ground-up development. As of December 31, 2024, the weighted-average annual rental revenue and expiration date of these leases expiring in 2025 is $7.0 million and February 18, 2025, respectively. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 7 for additional details, including development and redevelopment square feet currently included in rental properties.
(2)The largest remaining contractual lease expiration in 2025 is 98,741 RSF in our Sorrento Mesa submarket, where we are in early discussions to renew the tenant for a short-term extension, and in 2026 is 163,648 RSF in our University Town Center submarket, where we have an ownership interest of 30.0% and are evaluating options to re-lease or reposition the space from single tenancy to multi-tenancy.
(3)Excludes month-to-month leases aggregating 136,131 RSF as of December 31, 2024. Refer to “Leasing activity” in Item 2 for additional details.
(4)Represents amounts in effect as of December 31, 2024.
(5)Includes expected temporary vacancies aggregating 768,080 RSF in four submarkets with a weighted-average expiration date of January 21, 2025 and annual rental revenue aggregating approximately $47 million with our share of this annual rental revenue aggregating $35 million comprising the following: (i) 182,054 RSF at Alexandria
Technology Square® Megacampus in our Cambridge submarket, (ii) 234,249 RSF at 409 Illinois Street, where we have an ownership interest of 25.0%, in our Mission Bay submarket, (iii) one property aggregating 104,531 RSF in our Research Triangle market, and (iv) two properties aggregating 247,246 RSF in our Austin submarket. We expect downtime on the 768,080 RSF to range from 12 to 24 months on a weighted-average basis. Our guidance assumes these properties remain operating properties and are included in our same property pool for the year ending December 31, 2025. As of December 31, 2024, 23,522 RSF was leased, 112,831 RSF was under signed letters of intent to re-lease, 527,196 RSF was involved in ongoing discussions for re-lease, and we expect to favorably resolve the remaining 104,531 RSF over the next several quarters.

Investments in real estate
A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new
Class A/A+ properties, and property enhancements identified during the underwriting of certain acquired properties, primarily located in collaborative Megacampus ecosystems in AAA life science innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of a wide range of tenants. Upon completion, each development or redevelopment project is expected to generate increases in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. Our pre-construction activities are undertaken in order to prepare the property for its intended use and include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements.
Our investments in real estate consisted of the following as of December 31, 2024 (dollars in thousands):

		Development and Redevelopment
			Future Opportunities Subject to Market Conditions and Leasing
	Operating	Under Construction	Priority Anticipated	Future	Subtotal	Total
Square footage
Operating	39,165,855	—	—	—	—	39,165,855
New Class A/A+ development and redevelopment properties	—	4,357,276	2,134,948	23,696,280	30,188,504	30,188,504
Future development and redevelopment square feet currently included in rental properties(1)	—	—	(213,524)	(2,843,150)	(3,056,674)	(3,056,674)
Total square footage, excluding properties held for sale	39,165,855	4,357,276	1,921,424	20,853,130	27,131,830	66,297,685

Properties held for sale	600,870	—	—	2,390,856	2,390,856	2,991,726
Total square footage	39,766,725	4,357,276	1,921,424	23,243,986	29,522,686	69,289,411	(2)

Investments in real estate
Gross book value as of December 31, 2024(3)	$28,878,752	$3,893,557	$510,372	$4,452,537	$8,856,466	$37,735,218

(1)Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 7 for additional details, including future development and redevelopment square feet currently included in rental properties.
(2)We expect to continue pursuing our strategy to fund a significant portion of our capital requirements for the year ending December 31, 2025 with dispositions and sales of partial interests primarily focused on sales of properties and land parcels not integral to our Megacampus strategy.
(3)Balances exclude accumulated depreciation and our share of the cost basis associated with our properties held by our unconsolidated real estate joint ventures, which is classified as investments in unconsolidated real estate joint ventures in our consolidated balance sheet.

Acquisitions
Our real estate asset acquisitions during the year ended December 31, 2024, consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Purchase	Number of Properties	Operating Occupancy	Square Footage		Purchase Price
					Future Development(1)	Operating With Future Development/ Redevelopment(1)

Completed during the year ended December 31, 2024:
285, 299, 307, and 345 Dorchester Avenue (60% interest in consolidated JV)(2)	Seaport Innovation District/ Greater Boston	1/30/24	—	N/A	1,040,000	—		$155,321
428 Westlake Avenue North	Lake Union/Seattle	10/1/24	1	100%	—	90,626		47,600
Other								46,490
Total 2024 acquisitions								$249,411
(1)We expect to provide total estimated costs and related yields for development and significant redevelopment projects in the future, subsequent to the commencement of construction.
(2)Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements in Item 15 for additional details.

Dispositions
Our completed dispositions of real estate assets during the year ended December 31, 2024, consisted of the following (dollars in thousands, except for sales price per RSF):

Property	Submarket/Market	Date of Sale	Interest Sold	RSF	Capitalization Rate	Capitalization Rate (Cash Basis)	Sales Price		Seller Financing(1)	Sales Price per RSF	Gain on Sale of Real Estate(2)
Stabilized Properties
One Moderna Way	Route 128/Greater Boston	12/17/24	100%	722,130	8.5%	6.3%	$369,439			$512	$—
1165 Eastlake Avenue East	Lake Union/Seattle	9/12/24	100%	100,086	4.7%	4.9%	149,985			$1,499	21,535
14225 Newbrook Drive	Northern Virginia/Maryland	10/15/24	100%	248,186	7.6%	7.4%	80,500			$324	37,074
6040 George Watts Hill Drive	Research Triangle/Research Triangle	12/10/24	100%	149,585	8.0%	7.1%	93,500			$625	5,004
Other							90,121				9,621
							783,545
Properties with vacancy or significant near-term capital requirements
215 First Street	Cambridge/Greater Boston	12/20/24	100%	369,520	(3)	(3)	245,539	(3)		(3)	—
150 Second Street, and 11 Hurley Street	Cambridge/Greater Boston			182,993
4755 and 4757 Nexus Center Drive and 4796 Executive Drive(4)	University Town Center/San Diego	12/30/24	100%	177,804	(4)	(4)	120,000	(4)	$79,166	$675	47,511
219 East 42nd Street	New York City/New York City	7/9/24	100%	349,947	N/A	N/A	60,000			$171	—
Other							51,106				392
							476,645
Land and other
99 A Street	Seaport Innovation District/ Greater Boston	3/8/24	100%	235,000	(5)	(5)	13,350				—
10048 and 10219 Meanley Drive and 10277 Scripps Ranch Boulevard	Sorrento Mesa/San Diego	12/20/24	100%	444,041	(5)	(5)	55,000		25,000		—
9444 Waples Street (50% consolidated JV)	Sorrento Mesa/San Diego	12/23/24	(6)	149,000	(6)	(6)	31,000	(6)			8,175	(6)
Other(7)			(7)				22,913	(7)			(7)
							122,263
Total 2024 dispositions							$1,382,453		$104,166		$129,312

Our share of 2024 dispositions, including amounts recognized in equity in earnings							$1,366,953				$127,615	(8)

(1)Refer to “Notes receivable” in Note 8 – “Other assets” to our consolidated financial statements in Item 15 for additional information.
(2)Refer to “Sales of real estate assets and impairment charges” in Note 3 – “Investments in real estate” to our consolidated financial statements in Item 15 for additional information.
(3)Represents properties that were 87% occupied as of September 30, 2024, with 61% of the aggregate RSF, primarily located at 215 First Street, scheduled to expire by December 31, 2025. These properties were not core to our
Megacampus strategy due to their size, location, or existing use. They are also expected to require significant re-leasing capital over the next few years, including at 215 First Street, a historical building with infrastructure limitations with challenging floor plates. Acquired in 2007, 215 First Street came with significant entitlements which were later used to develop new adjacent projects at Alexandria Center® at Kendall Square. Since then, this property has served as a reliable asset, providing primarily office space to our tenants. However, given the low occupancy and the significant reinvestment required for upgrades, we plan to recycle the capital generated by the disposition into our development and redevelopment pipeline.
(4)Represents properties that were 65% occupied as of September 30, 2024, with 26% of the aggregate RSF scheduled to expire by June 30, 2025.
(5)Represents the sale of land parcels.
(6)Represents 100% of the contractual sales price. We held a 50% interest in this property through a consolidated real estate joint venture, and our share of the sales price and gain on real estate is $15.5 million and $3.2 million, respectively.
(7)Represents the disposition of an unconsolidated real estate joint venture for which we recognized a gain on sale of real estate of $3.3 million, which is classified as equity in earnings of unconsolidated real estate joint ventures in our consolidated statement of operations. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements in Item 15 for additional information.
(8)Refer to footnotes 6 and 7.

New Class A/A+ development and redevelopment properties
ALEXANDRIA’S FUTURE GROWTH IN
ANNUAL NET OPERATING INCOME FROM
DEVELOPMENT AND REDEVELOPMENT DELIVERIES
$395 MILLION
Placed Into Service
Expected to Be Placed Into Service

2024	4Q24

$118M	$55M
1.5M RSF	602,593 RSF

98% Occupied

2025	1Q26–2Q28

$83M	$312M
89% Leased/Negotiating

Aggregating 4.4M RSF
(1)
(2)
(3)
Refer to “Net operating income” under “Definitions and reconciliations” in Item 7 for additional details including its reconciliation from the most directly comparable financial measures presented in accordance with GAAP.
(1)Our share of incremental annual net operating income from development and redevelopment projects expected to be placed into service primarily commencing from 1Q25 through 2Q28 is projected to be $334 million.
(2)Includes (i) 461,101 RSF that is expected to stabilize through 2025 and is 89% leased/negotiating and (ii) expected partial deliveries through 4Q25 from projects expected to stabilize in 2026 and beyond. Refer to the initial and stabilized occupancy years under “New Class A/A+ development and redevelopment properties: current projects” in Item 2 for additional details.
(3)Represents the leased/negotiating percentage of development and redevelopment projects that are expected to stabilize during 2025.

New Class A/A+ development and redevelopment properties: recent deliveries

500 North Beacon Street and 4 Kingsbury Avenue(1)	201 Brookline Avenue	840 Winter Street
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Fenway	Greater Boston/Route 128
211,574 RSF	512,749 RSF	139,984 RSF
100% Occupancy	98% Occupancy	100% Occupancy

10935, 10945, and 10955 Alexandria Way(2)	4155 Campus Point Court	9808 Medical Center Drive
San Diego/Torrey Pines	San Diego/ University Town Center	Maryland/Rockville
93,492 RSF	171,102 RSF	95,061 RSF
100% Occupancy	100% Occupancy	69% Occupancy

(1)Image represents 500 North Beacon Street on The Arsenal on the Charles Megacampus.
(2)Image represents 10955 Alexandria Way on the One Alexandria Square Megacampus.

New Class A/A+ development and redevelopment properties: recent deliveries (continued)
The following table presents development and redevelopment of new Class A/A+ projects placed into service during the year ended December 31, 2024 (dollars in thousands):
Incremental Annual Net Operating Income Generated From 2024 Deliveries
Aggregated $118 Million, Including $55 Million in 4Q24

Property/Market/Submarket	4Q24 Delivery Date(1)	Our Ownership Interest	RSF Placed in Service						Occupancy Percentage(2)	Total Project		Unlevered Yields
			Prior to 1/1/24	1Q24	2Q24	3Q24	4Q24	Total				Initial Stabilized		Initial Stabilized (Cash Basis)
										RSF	Investment
Development projects
99 Coolidge Avenue/Greater Boston/ Cambridge/Inner Suburbs	N/A	75.0%	43,568	72,846	—	—	—	116,414	100%	320,809	$468,000	7.1%		7.0%
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/Cambridge/Inner Suburbs	11/1/24	100%	—	100,624	37,913	—	73,037	211,574	100%	248,018	427,000	6.2		5.5
201 Brookline Avenue/Greater Boston/ Fenway	10/30/24	99.0%	451,967	—	—	—	60,782	512,749	98%	512,749	787,000	7.3		6.6
10935, 10945, and 10955 Alexandria Way/ San Diego/Torrey Pines	11/1/24	100%	—	—	—	—	93,492	93,492	100%	334,996	503,000	6.2		5.8
4155 Campus Point Court/San Diego/ University Town Center	11/7/24	55.0%	—	—	—	—	171,102	171,102	100%	171,102	184,000	8.0		6.4
1150 Eastlake Avenue East/Seattle/Lake Union	N/A	100%	278,282	—	2,079	31,270	—	311,631	100%	311,631	442,000	6.6		6.7
9810 Darnestown Road/Maryland/Rockville	N/A	100%	—	—	195,435	—	—	195,435	100%	195,435	135,000	7.1		6.2
9820 Darnestown Road/Maryland/Rockville	N/A	100%	—	—	—	250,000	—	250,000	100%	250,000	177,000	8.7		5.6
9808 Medical Center Drive/Maryland/ Rockville	12/31/24	100%	26,460	—	25,655	13,056	29,890	95,061	69%	95,061	114,000	5.4		5.4

Redevelopment projects
840 Winter Street/Greater Boston/Route 128	11/22/24	100%	—	—	—	—	139,984	139,984	100%	168,214	224,000	7.9	(3)	6.7	(3)
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	N/A	50.0%	—	44,652	—	22,365	—	67,017	100%	326,706	487,000	5.0		5.1
Alexandria Center® for Advanced Technologies – Monte Villa Parkway/ Seattle/Bothell	12/31/24	100%	65,086	115,598	—	—	34,306	214,990	90%	460,934	216,000	6.3		6.2
Canada	N/A	100%	44,862	9,725	23,900	—	—	78,487	100%	250,790	113,000	6.4		6.3
Weighted average/total	11/7/24		910,225	343,445	284,982	316,691	602,593	2,457,936		3,646,445	$4,277,000	6.7%		6.2%

(1)Represents the average delivery date for deliveries that occurred during the three months ended December 31, 2024, weighted by annual rental revenue.
(2)Occupancy relates to total operating RSF placed in service as of the most recent delivery.
(3)Represents initial stabilized yields upon completion and delivery of the project during the three months ended December 31, 2024. However, we are actively negotiating with our existing anchor tenant to potentially relocate them to another
Alexandria property to accommodate their future growth, and if this occurs, our future returns on this asset could change as we backfill this building with a new tenant.

New Class A/A+ development and redevelopment properties: current projects

99 Coolidge Avenue	500 North Beacon Street and 4 Kingsbury Avenue(1)	311 Arsenal Street	401 Park Drive
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Fenway
204,395 RSF	36,444 RSF	308,446 RSF	137,675 RSF
62% Leased/Negotiating	92% Leased/Negotiating	21% Leased/Negotiating	—% Leased/Negotiating

421 Park Drive	40, 50, and 60 Sylvan Road	1450 Owens Street	651 Gateway Boulevard
Greater Boston/Fenway	Greater Boston/Route 128	San Francisco Bay Area/ Mission Bay	San Francisco Bay Area/ South San Francisco
392,011 RSF	596,064 RSF	109,435 RSF	259,689 RSF
13% Leased/Negotiating	31% Leased/Negotiating(2)	—% Leased/Negotiating(3)	21% Leased/Negotiating

(1)Image represents 500 North Beacon Street on The Arsenal on the Charles Megacampus.
(2)Image represents 60 Sylvan Road on the Alexandria Center® for Life Science – Waltham Megacampus. The project is expected to capture demand in our Route 128 submarket.
(3)Image represents a multi-tenant project expanding our existing Alexandria Center® for Science and Technology – Mission Bay Megacampus, where our joint venture partner will fund 100% of the construction cost until it attains an ownership interest of 75%, after which it will contribute its respective share of additional capital. Additionally, during the three months ended December 31, 2024, we executed a letter of intent with a biomedical institution for the sale of a condominium interest aggregating 103,361 RSF, or approximately 49% of the development project. We expect to complete the transaction in 2025. Accordingly, we adjusted the development project RSF and its related book value to reflect 109,435 RSF, with our ownership share expected to be 25% at completion of the project.

New Class A/A+ development and redevelopment properties: current projects (continued)

230 Harriet Tubman Way	269 East Grand Avenue	10935, 10945, and 10955 Alexandria Way(1)	4135 Campus Point Court
San Francisco Bay Area/ South San Francisco	San Francisco Bay Area/ South San Francisco	San Diego/Torrey Pines	San Diego/ University Town Center
285,346 RSF	107,250 RSF	241,504 RSF	426,927 RSF
100% Leased	—% Leased/Negotiating	100% Leased	100% Leased

10075 Barnes Canyon Road	701 Dexter Avenue North	8800 Technology Forest Place
San Diego/Sorrento Mesa	Seattle/Lake Union	Texas/Greater Houston
253,079 RSF	227,577 RSF	73,298 RSF
70% Leased/Negotiating	—% Leased/Negotiating	41% Leased/Negotiating

(1)Image represents 10955 Alexandria Way on the One Alexandria Square Megacampus.

New Class A/A+ development and redevelopment properties: current projects (continued)
The following tables set forth a summary of our new Class A/A+ development and redevelopment properties under construction as of December 31, 2024 (dollars in thousands):

Property/Market/Submarket		Square Footage				Percentage			Occupancy(1)
	Dev/Redev	In Service		CIP	Total	Leased	Leased/ Negotiating		Initial	Stabilized
Under construction
2025 stabilization
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/ Cambridge/Inner Suburbs	Dev	211,574		36,444	248,018	92%	92%		1Q24	2025
230 Harriet Tubman Way/San Francisco Bay Area/South San Francisco	Dev	—		285,346	285,346	100	100		1Q25	1Q25
Canada	Redev	111,479		139,311	250,790	73	75		3Q23	2025
		323,053		461,101	784,154	89	89
2026 and beyond stabilization
One Hampshire Street/Greater Boston/Cambridge	Redev	—		104,956	104,956	—	—		2027	2028
311 Arsenal Street/Greater Boston/Cambridge/Inner Suburbs	Redev	82,216	(2)	308,446	390,662	21	21		2027	2027
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	Dev	116,414		204,395	320,809	40	62		4Q23	2026
401 Park Drive/Greater Boston/Fenway(3)	Redev	—		137,675	137,675	—	—		2026	2026
421 Park Drive/Greater Boston/Fenway	Dev	—		392,011	392,011	13	13		2026	2027
40, 50, and 60 Sylvan Road/Greater Boston/Route 128	Redev	—		596,064	596,064	31	31		2026	2027
Other/Greater Boston	Redev	—		453,869	453,869	—	—	(4)	2027	2027
1450 Owens Street/San Francisco Bay Area/Mission Bay	Dev	—		109,435	109,435	—	—	(5)	2026	2026
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	Redev	67,017		259,689	326,706	21	21		1Q24	2027
269 East Grand Avenue/San Francisco Bay Area/South San Francisco	Redev	—		107,250	107,250	—	—		2026	2027
10935, 10945, and 10955 Alexandria Way/San Diego/Torrey Pines	Dev	93,492		241,504	334,996	100	100		4Q24	2026
4135 Campus Point Court/San Diego/University Town Center	Dev	—		426,927	426,927	100	100		2026	2026
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	Dev	—		253,079	253,079	70	70		2025	2026
701 Dexter Avenue North/Seattle/Lake Union	Dev	—		227,577	227,577	—	—		2026	2027
8800 Technology Forest Place/Texas/Greater Houston	Redev	50,094		73,298	123,392	41	41		2Q23	2026
		409,233		3,896,175	4,305,408	35	37
		732,286		4,357,276	5,089,562	43%	45%
(1)Initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy. Multi-tenant projects may increase in occupancy over a period of time.
(2)We expect to redevelop an additional 25,312 RSF of space occupied as of December 31, 2024 into laboratory space upon expiration of the existing leases through the second half of 2025. Refer to “Investments in real estate” under
“Definitions and reconciliations” in Item 7 for additional information.
(3)During the three months ended December 31, 2024, we shifted the strategy of our 401 Park Drive redevelopment project to focus on the largest, most significant phase of the project. This phase aggregated 137,675 RSF and is expected to initially deliver and stabilize in 2026. Accordingly, we placed the less significant portion of the project that aggregated 22,284 RSF back into operations.
(4)Represents a project focused on demand from our existing tenants in our adjacent properties/campuses that will address demand from other non-Alexandria properties/campuses.
(5)Represents a multi-tenant project expanding our existing Alexandria Center® for Science and Technology – Mission Bay Megacampus, where our joint venture partner will fund 100% of the construction cost until it attains an ownership interest of 75%, after which it will contribute its respective share of additional capital. During the three months ended December 31, 2024, we executed a letter of intent with a biomedical institution for the sale of a condominium interest aggregating 103,361 RSF, or approximately 49% of the development project, with the transaction expected to close in 2025. Accordingly, we adjusted the development project RSF and its related book value to reflect 109,435 RSF, with our ownership share expected to be 25% at completion of the project.

New Class A/A+ development and redevelopment properties: current projects (continued)

	Our Ownership Interest	At 100%						Unlevered Yields
Property/Market/Submarket		In Service	CIP	Cost to Complete		Total at Completion		Initial Stabilized	Initial Stabilized (Cash Basis)

Under construction
2025 stabilization
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/ Cambridge/Inner Suburbs	100%	$378,021	$37,026	$11,953		$427,000		6.2%	5.5%
230 Harriet Tubman Way/San Francisco Bay Area/South San Francisco	48.2%	—	404,591	105,409		510,000		7.4%	6.4%
Canada	100%	50,235	51,596	11,169		113,000		6.4%	6.3%
		428,256	493,213
2026 and beyond stabilization(1)
One Hampshire Street/Greater Boston/Cambridge	100%	—	164,957	TBD
311 Arsenal Street/Greater Boston/Cambridge/Inner Suburbs	100%	60,649	240,342
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	75.0%	136,635	196,917	134,448		468,000		7.1%	7.0%
401 Park Drive/Greater Boston/Fenway	100%	—	151,301	TBD
421 Park Drive/Greater Boston/Fenway	99.8%	—	463,079
40, 50, and 60 Sylvan Road/Greater Boston/Route 128	100%	—	449,484
Other/Greater Boston	100%	—	151,464
1450 Owens Street/San Francisco Bay Area/Mission Bay	25.1%	—	121,957
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	50.0%	87,376	258,708	140,916		487,000		5.0%	5.1%
269 East Grand Avenue/San Francisco Bay Area/South San Francisco	100%	—	66,184	TBD
10935, 10945, and 10955 Alexandria Way/San Diego/Torrey Pines	100%	100,944	323,993	78,063		503,000		6.2%	5.8%
4135 Campus Point Court/San Diego/University Town Center	55.0%	—	347,039	176,961		524,000		6.6%	6.2%
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	50.0%	—	183,733	137,267		321,000		5.5%	5.7%
701 Dexter Avenue North/Seattle/Lake Union	100%	—	234,908	TBD
8800 Technology Forest Place/Texas/Greater Houston	100%	59,794	46,278	5,928		112,000		6.3%	6.0%
		445,398	3,400,344
		$873,654	$3,893,557	$2,740,000	(2)	$7,510,000	(2)

Our share of investment(2)(3)		$800,000	$3,180,000	$2,400,000		$6,380,000
Refer to “Initial stabilized yield (unlevered)” under “Definitions and reconciliations” in Item 7 for additional information.
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

New Class A/A+ development and redevelopment properties: summary of pipeline
68% of Our Total Development and Redevelopment Pipeline RSF Is Within Our Megacampus™ Ecosystems
The following table summarizes the key information for all our development and redevelopment projects in North America as of December 31, 2024 (dollars in thousands):

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment			Total(1)
				Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Priority Anticipated	Future

Greater Boston
Megacampus: Alexandria Center® at One Kendall Square/Cambridge	100%	$164,957	104,956	—	—	104,956
One Hampshire Street
Megacampus: The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	288,993	344,890	25,312	34,157	404,359
311 Arsenal Street, 500 North Beacon Street, and 4 Kingsbury Avenue
Megacampus: 480 Arsenal Way and 446, 458, 500, and 550 Arsenal Street, and 99 Coolidge Avenue/Cambridge/Inner Suburbs	(2)	285,870	204,395	—	902,000	1,106,395
446, 458, 500, and 550 Arsenal Street, and 99 Coolidge Avenue
Megacampus: Alexandria Center® for Life Science – Fenway/Fenway	(3)	614,380	529,686	—	—	529,686
401 and 421 Park Drive
Megacampus: Alexandria Center® for Life Science – Waltham/Route 128	100%	512,996	596,064	—	515,000	1,111,064
40, 50, and 60 Sylvan Road, and 35 Gatehouse Drive
Megacampus: Alexandria Center® at Kendall Square/Cambridge	100%	204,128	—	—	174,500	174,500
100 Edwin H. Land Boulevard
Megacampus: Alexandria Technology Square®/Cambridge	100%	7,907	—	—	100,000	100,000
Megacampus: 285, 299, 307, and 345 Dorchester Avenue/Seaport Innovation District	60.0%	288,527	—	—	1,040,000	1,040,000
10 Necco Street/Seaport Innovation District	100%	105,106	—	—	175,000	175,000
215 Presidential Way/Route 128	100%	6,816	—	—	112,000	112,000
Other development and redevelopment projects	(4)	405,145	453,869	—	1,365,496	1,819,365
		$2,884,825	2,233,860	25,312	4,418,153	6,677,325
Refer to “Megacampus” under “Definitions and reconciliations” in Item 7 for additional information.
(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes the RSF of buildings currently in operation at properties that also have future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property subject to market conditions and leasing. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 7 for additional information, including development and redevelopment square feet currently included in rental properties.
(2)We have a 75.0% interest in 99 Coolidge Avenue aggregating 204,395 RSF and a 100% interest in 446, 458, 500, and 550 Arsenal Street aggregating 902,000 RSF.
(3)We have a 100% interest in 401 Park Drive aggregating 137,675 RSF and a 99.8% interest in 421 Park Drive aggregating 392,011 RSF.
(4)Includes a property in which we own a partial interest through a real estate joint venture.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment				Total(1)
						Future Opportunities Subject to Market Conditions and Leasing
				Under Construction		Priority Anticipated	Future
San Francisco Bay Area
Megacampus: Alexandria Center® for Science and Technology – Mission Bay/ Mission Bay	25.1%	$121,957	(2)	109,435	(2)	—	—	109,435
1450 Owens Street
Alexandria Center® for Life Science – Millbrae/South San Francisco	48.2%	568,776		285,346		198,188	150,213	633,747
230 Harriet Tubman Way, 201 and 231 Adrian Road, and 6 and 30 Rollins Road
Megacampus: Alexandria Technology Center® – Gateway/South San Francisco	50.0%	285,334		259,689		—	291,000	550,689
651 Gateway Boulevard
Megacampus: Alexandria Center® for Advanced Technologies – South San Francisco/South San Francisco	100%	72,839		107,250		—	90,000	197,250
211(3) and 269 East Grand Avenue
Megacampus: Alexandria Center® for Advanced Technologies – Tanforan/South San Francisco	100%	406,586		—		—	1,930,000	1,930,000
1122, 1150, and 1178 El Camino Real
Megacampus: Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%	455,849		—		—	1,497,830	1,497,830
960 Industrial Road, 987 and 1075 Commercial Street, and 888 Bransten Road
3825 and 3875 Fabian Way/Greater Stanford	100%	156,602		—		—	478,000	478,000
2100, 2200, 2300, and 2400 Geng Road/Greater Stanford	100%	37,264		—		—	240,000	240,000
Megacampus: 88 Bluxome Street/SoMa	100%	397,952		—		—	1,070,925	1,070,925
Other development and redevelopment projects	100%	—		—		—	56,924	56,924
		$2,503,159		761,720		198,188	5,804,892	6,764,800
Refer to “Megacampus” under “Definitions and reconciliations” in Item 7 for additional information.
(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes the RSF of buildings currently in operation at properties that also have future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property subject to market conditions and leasing. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 7 for additional information, including development and redevelopment square feet currently included in rental properties.
(2)During the three months ended December 31, 2024, we executed a letter of intent with a biomedical institution for the sale of a condominium interest aggregating 103,361 RSF, or approximately 49% of the development project, with the transaction expected to close in 2025. Accordingly, we adjusted the development project RSF and its related book value to reflect 109,435 RSF, with our ownership share expected to be 25% at completion of the project.
(3)We own a partial interest in this property through a real estate joint venture. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements in Item 15 for additional details.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment			Total(1)
				Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Priority Anticipated	Future
San Diego
Megacampus: One Alexandria Square/Torrey Pines	100%	$382,913	241,504	—	125,280	366,784
10935 and 10945 Alexandria Way and 10975 and 10995 Torreyana Road
Megacampus: Campus Point by Alexandria/University Town Center	55.0%	492,221	426,927	333,414	634,043	1,394,384
10010(2), 10140(2), 10210, and 10260 Campus Point Drive and 4135, 4161, 4165, and 4224 Campus Point Court
Megacampus: SD Tech by Alexandria/Sorrento Mesa	50.0%	346,929	253,079	250,000	243,845	746,924
9805 Scranton Road and 10075 Barnes Canyon Road
11255 and 11355 North Torrey Pines Road/Torrey Pines	100%	153,104	—	153,000	62,000	215,000
Megacampus: 5200 Illumina Way/University Town Center	51.0%	17,443	—	—	451,832	451,832
9625 Towne Centre Drive/University Town Center	30.0%	837	—	—	100,000	100,000
Megacampus: Sequence District by Alexandria/Sorrento Mesa	100%	46,323	—	—	1,798,915	1,798,915
6260, 6290, 6310, 6340, 6350, and 6450 Sequence Drive
Scripps Science Park by Alexandria/Sorrento Mesa	100%	42,417	—	—	154,308	154,308
10256 and 10260 Meanley Drive
4075 Sorrento Valley Boulevard/Sorrento Valley	100%	19,130	—	—	144,000	144,000
Other development and redevelopment projects	(3)	76,843	—	—	475,000	475,000
		$1,578,160	921,510	736,414	4,189,223	5,847,147
Refer to “Megacampus” under “Definitions and reconciliations” in Item 7 for additional information.
(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes RSF of buildings currently in operation at properties that also have inherent future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property subject to market conditions and leasing. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 7 for additional information, including development and redevelopment square feet currently included in rental properties.
(2)We have a 100% interest in this property.
(3)Includes a property in which we own a partial interest through a real estate joint venture.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment			Total(1)
				Future Opportunities Subject to Market Conditions and Leasing
			Under Construction	Priority Anticipated	Future
Seattle
Megacampus: Alexandria Center® for Life Science – South Lake Union/Lake Union	(2)	$516,743	227,577	869,000	188,400	1,284,977
601 and 701 Dexter Avenue North and 800 Mercer Street
1010 4th Avenue South/SoDo	100%	59,996	—	—	544,825	544,825
410 West Harrison Street/Elliott Bay	100%	—	—	—	91,000	91,000
Megacampus: Alexandria Center® for Advanced Technologies – Canyon Park/ Bothell	100%	18,066	—	—	230,000	230,000
21660 20th Avenue Southeast
Other development and redevelopment projects	100%	144,644	—	—	706,087	706,087
		739,449	227,577	869,000	1,760,312	2,856,889
Maryland
Megacampus: Alexandria Center® for Life Science – Shady Grove/Rockville	100%	22,593	—	—	296,000	296,000
9830 Darnestown Road
		22,593	—	—	296,000	296,000
Research Triangle
Megacampus: Alexandria Center® for Advanced Technologies and Agtech – Research Triangle/Research Triangle	100%	106,906	—	180,000	990,000	1,170,000
4 and 12 Davis Drive
Megacampus: Alexandria Center® for Life Science – Durham/Research Triangle	100%	158,277	—	—	2,060,000	2,060,000
Megacampus: Alexandria Center® for NextGen Medicines/Research Triangle	100%	109,368	—	—	1,055,000	1,055,000
3029 East Cornwallis Road
Megacampus: Alexandria Center® for Sustainable Technologies/Research Triangle	100%	53,941	—	—	750,000	750,000
120 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive
100 Capitola Drive/Research Triangle	100%	—	—	—	65,965	65,965
Other development and redevelopment projects	100%	4,185	—	—	76,262	76,262
		$432,677	—	180,000	4,997,227	5,177,227
Refer to “Megacampus” under “Definitions and reconciliations” in Item 7 for additional information.
(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes the RSF of buildings currently in operation at properties that also have inherent future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 7 for additional information, including development and redevelopment square feet currently included in rental properties.
(2)We have a 100% interest in 601 and 701 Dexter Avenue North aggregating 415,977 RSF and a 60% interest in the priority anticipated development project at 800 Mercer Street aggregating 869,000 RSF.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment				Total(1)
					Future Opportunities Subject to Market Conditions and Leasing
				Under Construction	Priority Anticipated	Future
New York City
Megacampus: Alexandria Center® for Life Science – New York City/New York City	100%	$168,423		—	—	550,000	(2)	550,000
		168,423		—	—	550,000		550,000
Texas
Alexandria Center® for Advanced Technologies at The Woodlands/Greater Houston	100%	49,118		73,298	—	116,405		189,703
8800 Technology Forest Place
1001 Trinity Street and 1020 Red River Street/Austin	100%	10,533		—	126,034	123,976		250,010
Other development and redevelopment projects	100%	56,798		—	—	344,000		344,000
		116,449		73,298	126,034	584,381		783,713

Canada	100%	51,596		139,311	—	371,743		511,054
Other development and redevelopment projects	100%	121,396		—	—	724,349		724,349
Total pipeline as of December 31, 2024, excluding properties held for sale		8,618,727		4,357,276	2,134,948	23,696,280		30,188,504
Properties held for sale		237,739		—	—	2,390,856		2,390,856
Total pipeline as of December 31, 2024		$8,856,466	(3)	4,357,276	2,134,948	26,087,136		32,579,360

Refer to “Megacampus” under “Definitions and reconciliations” in Item 7 for additional information.
(1)Total square footage includes 3,056,674 RSF of buildings currently in operation that we expect to demolish or redevelop and commence future construction subject to market conditions and leasing. Refer to “Investments in real estate”
under “Definitions and reconciliations” in Item 7 for additional information, including development and redevelopment square feet currently included in rental properties.
(2)During the three months ended September 30, 2024, we filed a lawsuit against the New York City Health + Hospitals Corporation and the New York City Economic Development Corporation for fraud and breach of contract concerning our option to ground lease a land parcel to develop a future world-class life science building within the Alexandria Center® for Life Science – New York City Megacampus. Refer to “Legal proceedings” in Item 3 for additional details.
(3)Includes $3.9 billion of projects that are currently under construction.

ITEM 3. LEGAL PROCEEDINGS
In 2006, ARE-East River Science Park, LLC, a subsidiary of Alexandria Real Estate Equities, Inc., was granted an option to incorporate a land parcel adjacent to and north of the Alexandria Center® for Life Science – New York City (“ACLS-NYC”) campus
(“Option Parcel”) into the existing ground lease of that campus. The Option Parcel will allow ARE-East River Science Park, LLC to develop a future world-class life science building within the ACLS-NYC campus. ARE-East River Science Park, LLC’s investment in pre-
construction costs related to the development of the Option Parcel, including costs related to design, engineering, environmental, survey/title, and permitting and legal costs, aggregated $168.4 million as of December 31, 2024.
On August 6, 2024, ARE-East River Science Park, LLC filed a lawsuit in the U.S. District Court for the Southern District of New York
against its landlord, New York City Health + Hospitals Corporation (“H+H”), and the New York City Economic Development Corporation
(“EDC”). On January 24, 2025, ARE-East River Science Park, LLC filed a First Amended Complaint. The lawsuit alleges two principal claims against H+H and EDC: fraud in the inducement, and, in the alternative, breach of contract in violation of the implied covenant of good faith and fair dealing. As alleged in the complaint, ARE-East River Science Park, LLC’s claims arise from H+H’s and EDC’s misrepresentations and concealment of material facts in connection with a floodwall, which H+H and EDC are seeking to require ARE-
East River Science Park, LLC to integrate into the development of the Option Parcel. ARE-East River Science Park, LLC alleges that
H+H’s and EDC’s misconduct have prevented it from commencing the development of the Option Parcel. In light of the pending litigation, the closing date for our option and thus the commencement date for construction of the third tower at the campus are presently indeterminate. Among other things, ARE-East River Science Park, LLC is seeking significant damages and equitable relief from the court to confirm our understanding that the option is in full force and effect.
This matter exposes us to potential losses ranging from zero to the full amount of the investment in the project aggregating
$168.4 million as of December 31, 2024, depending on any collection of damages and/or the ability to develop the project. We performed a probability-weighted recoverability analysis based on initial estimates of various possible outcomes and determined no impairment was present as of December 31, 2024.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES
OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NYSE under the symbol “ARE.” On January 15, 2025, the last reported sales price per share of our common stock was $98.43, and there were 562 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.).
To maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains.
Under certain circumstances, we may be required to make distributions in excess of cash flows available for distribution to meet these distribution requirements. In such a case, we may borrow funds or may raise funds through the issuance of additional debt or equity capital. No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock. As of
December 31, 2024, we had no outstanding shares of preferred stock. Future distributions on our common stock will be determined by, and made at the discretion of, our Board of Directors and will depend on a number of factors, including actual cash available for distribution to our stockholders, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, restrictions under Maryland law, and such other factors as our Board of Directors deems relevant. We cannot assure our stockholders that we will make any future distributions.
Refer to “Item 12. Security ownership of certain beneficial owners and management and related stockholder matters” in this annual report on Form 10-K for information on securities authorized for issuance under equity compensation plans.
Issuer Purchases of Equity Securities
From December 9, 2024 to December 31, 2024, we repurchased 496,276 shares of our common stock aggregating
$50.1 million under the program. The repurchases were made on the open market pursuant to a trading plan established under Rule
10b5-1 of the Securities Exchange Act of 1934, as amended. As of December 31, 2024, we had remaining authorization to repurchase shares with an aggregate value up to $449.9 million.
The following table summarizes share repurchases executed under the program during the three months ended December 31,
2024:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Value of Shares That May Yet Be Purchased Under Plans
December 9, 2024(1) - December 31, 2024	496,276	$100.95	496,276	$449,903,317
(1)    On December 9, 2024, we announced that our Board of Directors authorized a share repurchase program allowing the repurchase of shares with an aggregate value up to $500.0 million until December 31, 2025 in the open market, through privately negotiated transactions, or otherwise, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act.
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

Executive summary
Operating results

	Year Ended December 31,
	2024	2023
Net income attributable to Alexandria’s common stockholders – diluted:
In millions	$309.6	$92.4
Per share	$1.80	$0.54
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$1,629.1	$1,532.3
Per share	$9.47	$8.97
For additional information, refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria
Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations” and to the tabular presentation of these items in “Results of operations” in Item 7 in this annual report on Form 10-K.
Continued operational excellence and solid results amid challenging macroeconomic environment

(As of December 31, 2024, unless stated otherwise)
Occupancy of operating properties in North America	94.6%
Percentage of total annual rental revenue in effect from Megacampus platform	77%
Percentage of total annual rental revenue in effect from investment-grade or publicly traded large cap tenants	52%

Adjusted EBITDA margin for the three months ended December 31, 2024	72%
Percentage of leases containing annual rent escalations	97%

Weighted-average remaining lease term:
Top 20 tenants	9.3	years
All tenants	7.5	years

Sustained strength in tenant collections:
January 2025 tenant rents and receivables collected as of the date of this report	99.5%
Tenant rents and receivables for the three months ended December 31, 2024 collected as of the date of this report	99.9%

Continued solid leasing volume and rental rate increases
•Continued solid leasing volume aggregating 5.1 million RSF for the year ended December 31, 2024, up 19% compared to our
2014–2020 average of 4.3 million RSF.
•Rental rate increases on lease renewals and re-leasing of space were 16.9% and 7.2% (cash basis) for the year ended
December 31, 2024.
•84% of our leasing activity during the last twelve months was generated from our existing tenant base.
•Tenant improvements and leasing commissions on renewed and re-leased space executed during the year ended December
31, 2024 represented only 8.4% of total lease term rents, the second lowest percentage of total lease term rents in the past five years.

2024
Total leasing activity – RSF	5,053,954
Leasing of development and redevelopment space – RSF	493,341
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	3,888,139
Rental rate increase	16.9%
Rental rate increase (cash basis)	7.2%

Continued solid net operating income and internal growth
•Total revenues of $3.1 billion, up 8.0%, for the year ended December 31, 2024, compared to $2.9 billion for the year ended
December 31, 2023.
•Net operating income (cash basis) of $2.0 billion for the year ended December 31, 2024, up $176.9 million, or 9.8%, compared to the year ended December 31, 2023.
•Same property net operating income growth of 1.2% and 4.6% (cash basis) for the year ended December 31, 2024, compared to the year ended December 31, 2023.
•97% of our leases contain contractual annual rent escalations approximating 3%.
Continued rigorous focus on management of general and administrative costs
•General and administrative expenses as a percentage of net operating income of 7.6% for the year ended
December 31, 2024, compared to 9.8% for the year ended December 31, 2023.
•We expect general and administrative cost savings of approximately $32 million in 2025, based on the midpoint of our guidance, compared to 2024, from a variety of cost-control and efficiency initiatives, including:
•Personnel-related matters: reduction in headcount over the last two years and restructuring of compensation plans.
•Streamlining of business processes: systems upgrades, process improvements, and cost reduction in legal, technology, and operational support services.
Attractive dividend strategy to share net cash flows from operating activities with stockholders while retaining a significant portion for reinvestment
•Common stock dividend declared for the three months ended December 31, 2024 of $1.32 per common share, aggregating
$5.19 per common share for the year ended December 31, 2024, up 23 cents, or 5%, over the year ended December 31,
2023.
•Dividend yield of 5.4% as of December 31, 2024.
•Dividend payout ratio of 55% for the three months ended December 31, 2024.
•Average annual dividend per-share growth of 5.4% from 2020 to 2024.
•Significant net cash flows from operating activities after dividends retained for reinvestment aggregating $2.2 billion for the years ended December 31, 2019 through 2024.
Strong execution of Alexandria’s 2024 capital strategy
Our 2024 capital plan included $1.4 billion in funding from strategic dispositions that focused on a portfolio of diversified assets, of which $1.1 billion was completed during the three months ended December 31, 2024. Refer to “Dispositions” in Item 2 in this annual report Form 10-K for additional details.

(in millions)
During the nine months ended September 30, 2024	$239
During the three months ended December 31, 2024	1,128
Total 2024 dispositions	$1,367
As of the date of this report, our share of pending dispositions subject to negotiations aggregated $539.5 million. These transactions represent approximately 32% of the $1.7 billion midpoint of our 2025 guidance range for dispositions and sales of partial interests.

External growth and investments in real estate
Alexandria’s development and redevelopment pipeline delivered incremental annual net operating income of $55 million and
$118 million, commencing during the three months and year ended December 31, 2024, respectively, and is expected to deliver incremental annual net operating income aggregating $395 million by the second quarter of 2028.
•During the three months ended December 31, 2024, we placed into service Megacampus development and redevelopment projects aggregating 602,593 RSF that are 98% occupied across multiple submarkets and delivered incremental annual net operating income of $55 million. Key deliveries during the three months ended December 31, 2024 include:
•171,102 RSF at 4155 Campus Point Court located on the Campus Point by Alexandria Megacampus in our University
Town Center submarket;
•139,984 RSF at 840 Winter Street located on the Alexandria Center® for Life Science – Waltham Megacampus in our
Route 128 submarket; and
•93,492 RSF at 10935, 10945, and 10955 Alexandria Way located on the One Alexandria Square Megacampus in our
Torrey Pines submarket.
•Annual net operating income (cash basis) is expected to increase by $70 million upon the burn-off of initial free rent, with a weighted-average burn-off period of approximately three months, from recently delivered projects.
•68% of RSF in our total development and redevelopment pipeline is within our Megacampus ecosystems.

(dollars in millions)	Incremental Annual Net Operating Income		RSF	Occupancy Percentage
Placed into service:
Nine months ended September 30, 2024	$63		945,118	100%
Three months ended December 31, 2024	55		602,593	98
Total placed into service in 2024	$118		1,547,711	98%

Expected to be placed into service:
Fiscal year 2025	$83	(1)	4,357,276
First quarter of 2026 through second quarter of 2028	312
	$395

(1)Includes (i) 461,101 RSF that is expected to stabilize through 2025 and is 89% leased/negotiating and (ii) expected partial deliveries through fourth quarter of 2025 from projects expected to stabilize in 2026 and beyond. Refer to the initial and stabilized occupancy years under “New Class A/A+ development and redevelopment properties: current projects” in Item 2 for additional information.

Trends that may affect our future results
In 2024, we identified key market trends and uncertainties that had or may have a negative effect on our business. Although we have mitigating strategies to minimize the risks posed by these trends and uncertainties, there can be no assurance that these measures will be successful in preventing material impacts on our future results of operations, financial position, and cash flows. Refer to “Item 1A. Risk factors” in this annual report on Form 10-K for discussion of additional risks we face.
•New competitive supply may exert pressure on our rental rates and adversely affect our operating results. During and after the COVID-19 pandemic, the shift toward hybrid and remote work arrangements has led certain office and other real estate companies to repurpose their underutilized office spaces into laboratory facilities. Our success and the success of other laboratory operators have prompted and may continue to prompt new and existing life science developers to commence speculative redevelopment and/or development projects in anticipation of demand for laboratory facilities. These conversion and speculative development projects contributed to a significant influx of new laboratory properties in key markets such as
Boston, San Diego, and San Francisco, heightening competitive pressures and diluting pricing power in certain submarkets.
The increase in the supply of laboratory properties may persist in the near future, potentially intensifying competition and continuing to exert downward pressure on rental and occupancy rates. Our rental rates for renewed/re-leased space increased by 16.9%, 29.4%, and 31.0% during years ended December 31, 2024, 2023, and 2022, respectively, and we expect an increase of 9.0% to 17.0% in 2025. However, to remain competitive, retain existing tenants, or attract new tenants, we may need to reduce our future rental rates below these projections and/or offer more tenant improvement allowances or additional tenant concessions, including free rent. The table below reflects a trend of increasing tenant improvement and leasing commissions per RSF and free rent related to our renewed/re-leased space:

	Tenant Improvements/ Leasing Commissions per RSF	Average Free Rent per Annum
2022	$27.83	0.3 months
2023	$26.09	0.6 months
2024	$46.89	0.7 months
As of December 31, 2024, we anticipate that 4.4 million RSF of projects undergoing construction, which are expected to be placed into service from 2025 through the second quarter of 2028, and will generate $395 million in future incremental annual net operating income. These RSF are 45% leased or under lease negotiations as of December 31, 2024. The realization of the aforementioned risks could hinder our ability to secure tenants for the remaining unleased RSF related to these projects at the expected rates, or at all, potentially leading to a shortfall in or delays in the commencement of the projected incremental annual net operating income.
•Unfavorable capital markets and overall macroeconomic environment negatively impacting the value of our real estate and non-real estate portfolios may limit our ability to raise capital to further our business objectives.
The effective execution of our development and redevelopment activities is contingent upon our access to the required capital.
In 2025, we expect to incur from $1.5 billion to $2.1 billion in construction spending.
•Lower property valuations and increased capitalization rates. A portion of our projected construction and acquisition spending is expected to be funded through dispositions and sales of partial interests in core and non-core real estate assets. Real estate investments are generally less liquid than many other investment types, which can present challenges in selling our properties timely or at desirable prices, particularly in an economic climate marked by ongoing uncertainties around inflation and interest rates, in addition to those related to oversupply.
Although the U.S. Federal Reserve lowered the federal funds target range during 2024 to 4.25%–4.50% from 5.25%–
5.50% at the end of 2023, interest rates remain elevated. This could continue to limit access to debt and/or equity financing for the prospective buyers of our real estate assets, potentially eliminating their participation in the market or forcing them to seek more expensive alternative funding options. Such challenges for buyers could lead to a rise in properties available for sale, and could exert downward pressure on property valuations and elevate capitalization rates, potentially adversely impacting the sales proceeds we expect from our real estate asset sales in 2025.
The new supply, discussed above, combined with high interest rates and reduced market liquidity, may result in a prolonged period of lower property valuations and higher capitalization rates, potentially leading to significant additional real estate impairments. In 2024, these market conditions made it challenging to execute asset sales at anticipated valuations within expected timelines. For more information about our sales of real estate, refer to “Sales of real estate assets and impairment charges” in Note 3 – “Investments in real estate” to our consolidated financial statements in Item
15 in this annual report on Form 10-K. In 2025, we expect to complete dispositions and sales of partial interests from $1.2 billion to $2.2 billion. However, we may not be able to achieve this and/or other targets disclosed in our 2025 guidance as a result of the uncertainties discussed in this section as well as in “Item 1A. Risk factors” in this annual report on Form 10-
K.

The table below presents total dispositions, gain on sales of real estate, consideration in excess of book value, real estate impairment, and a trend of increasing capitalization rates associated with dispositions and sales of partial interests in our real estate assets in 2022, 2023, and 2024 (dollars in thousands). While the increase in capitalization rates presented in the table can partly be attributed to the quality of core and non-core assets we sold during each period, capitalization rates in general have increased in recent years, and there is no assurance that this upward trend will stabilize or reverse in the future.

	Total Dispositions and Sales of Partial Interests	Gains on Sales of Real Estate	Consideration in Excess of Book Value	Real Estate Impairment	Capitalization Rates(1)	Capitalization Rates (cash basis)(1)
2022	$2,222,296	$537,918	$644,029	$64,969	4.5%	4.4%
2023	$1,314,414	$277,037	$7,792	$461,114	6.7%	5.9%
2024	$1,382,453	$129,312	$—	$223,068	7.7%	6.5%
(1)Capitalization rates are calculated only for stabilized operating assets sold. Refer to “Capitalization rates” under “Definitions and reconciliations” in Item
7 for additional information.
•Increased cost and limited availability of capital. In 2025, we expect to issue approximately $600 million of unsecured bonds, primarily to refinance our $600 million bonds maturing in April 2025. However, should we encounter difficulties in selling our real estate assets at our targeted prices, we may need to increase our reliance on debt financing to fund our construction projects, which are projected to aggregate approximately $1.8 billion based on the midpoint of our 2025 guidance.
In addition, our uses of capital include ground lease prepayments aggregating $270.0 million. In July 2024, we executed an amendment to our existing ground lease agreement at the Alexandria Technology Square® Megacampus in our
Cambridge submarket to extend the term of the ground lease by 24 years to 2088. The amendment requires that we prepay our entire rent obligation for the extended lease term aggregating $270.0 million in two equal installments. During the three months ended December 31, 2024, we made the first installment payment of $135.0 million, followed by the second installment payment of $135.0 million on January 14, 2025. We believe the lease extension significantly enhances the long-term value of our investment in this critical Megacampus. However, the rent prepayment under this ground lease also significantly impacted earnings due to the elevated cost of capital.
If the current high interest rate environment persists or worsens, the debt funding option could become costlier, less accessible, or even unavailable, potentially limiting our ability to complete our development projects on schedule and thereby delaying our expected incremental annual net operating income generation and negatively affecting our business.
The table below reflects a trend of increasing interest rates related to our unsecured senior notes payable issued in 2022,
2023, and 2024 (dollars in thousands). There is no assurance that this trend of increasing debt costs will not continue into the future.

	Unsecured Senior Notes Payable Issued	Interest Rate(1)
2022	$1,800,000	3.38%
2023	$1,000,000	5.07%
2024	$1,000,000	5.57%
(1)Includes amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
•Capitalized interest. In 2025, our capitalized interest is expected to range from $340 million to $370 million and interest expense from $165 million to $195 million. Our strategic focus is on prioritizing the completion of our highly leased projects under construction. Additionally, we invest in our future pipeline with the goals of enhancing value and reducing the timeline to allow for vertical construction. This is in response to our expectation of increased future demand for these projects and is reflected in our expectation for capitalized interest. Refer to “Capitalized interest” under “Definitions and reconciliations” in Item 7 in this annual report on Form 10-K for additional information.
However, the challenging macroeconomic environment, including the elevated supply of laboratory space, higher costs or unavailability of debt, and challenges in obtaining sufficient proceeds from real estate asset dispositions, as discussed above, have necessitated and may continue to necessitate a reevaluation of our current plans and lead to a temporary suspension of our construction projects. This could result in a decline in our 2025 capitalized interest below our current projections and in a further increase in interest expense recognized in our consolidated statement of operations in 2025.

The table below presents gross interest expense, capitalized interest, and interest expense during 2022, 2023, and 2024
(in thousands).

	Gross Interest Expense	Capitalized Interest	Interest Expense
2022	$372,848	$(278,645)	$94,203
2023	$438,182	$(363,978)	$74,204
2024	$516,799	$(330,961)	$185,838
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
In such a challenging environment, distributions from our investments — which we may receive as dividends, as liquidation distributions from our investments in limited partnerships, or as a result of mergers and acquisitions that lead to our privately held investees being acquired by other entities — could result in lower realized gains. Moreover, should market conditions worsen, we may face challenges in selling these securities at optimal prices, potentially disrupting our capital strategy.
Unfavorable market conditions could also indicate potential impairment of our investments in privately held entities that do not report NAV per share and lead to the recognition of additional significant non-real estate impairments, lower realized gains, and higher unrealized losses.
The table below reflects the volatility of our non-real estate investments in 2022, 2023, and 2024 (in thousands):

	Realized Gains(1)	Unrealized Losses	Total Investment Loss
2022	$80,435	$(412,193)	$(331,758)
2023	$6,078	$(201,475)	$(195,397)
2024	$59,124	$(112,246)	$(53,122)

(1)Includes impairment charges aggregating $58.1 million, $74.6 million, and $20.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
•Mitigating factors:
•Megacampus strategy: focus on premier Class A/A+ assets in AAA life science innovation cluster locations.
Alexandria has established a high-quality Labspace® asset base predominantly concentrated in markets with high barriers to entry. Despite a recent increase in the availability of laboratory space, Alexandria is expected to continue to benefit from our focus on Class A/A+ assets strategically clustered in Megacampus ecosystems in AAA life science innovation cluster locations in close proximity to top academic and medical research institutions. This proximity is a key driver of tenant demand. Our Megacampus ecosystems are used in two distinct ways: (i) to house the research operations of our tenants and (ii) to recruit and retain the best talent available from a limited pool, which underscores why the scale, strategic design, and placement our Megacampus ecosystems provide are critical.
CEOs of life science companies typically anticipate rapid and exponential growth upon their companies’ achieving scientific milestones. Our Megacampus ecosystems are designed for scalability, providing opportunities for our tenants to grow within our Megacampus ecosystems, including through our future developments and redevelopments aggregating
29.5 million RSF, of which 68% is concentrated within our Megacampus ecosystems. The strategic location of our
Megacampus ecosystems, which offer both high visibility and a clear path to growth, serves as a powerful motivator for tenants to lease space from us.

Moreover, our tenants recognize that their success is directly linked to their ability to attract and retain personnel to advance their science. Our Megacampus ecosystems provide a superior set of amenities, services, and access to transit that offer our tenants valuable optionality. The collaborative, vibrant elements of our Megacampus ecosystems, coupled with world-class amenities, enhance their confidence in using these spaces as effective recruiting tools. In contrast, a significant amount of the competitive supply in the market today consists of isolated, one-off buildings. These facilities may provide operational space, but they fall short in offering the scale and strategic design that our Megacampus ecosystems deliver.
Consequently, our external growth strategy focuses on the development of new Megacampus ecosystems and the enhancement of existing ones, serving as our most effective defense against competitive supply. Over the past three decades, we have established a significant market presence in AAA innovation cluster locations. Our Megacampus facilities provide a comprehensive solution to life science tenants, one that is challenging to replicate due to the significant time and capital required to replicate this model. We believe the focus on our Megacampus strategy will continue to position us favorably compared to potential supply of new competitive laboratory spaces. This strategy is partially responsible for our 2024 performance metrics listed below, which have been achieved despite the current challenging macroeconomic environment:
•Our Megacampus properties account for 77% of our total annual rental revenue as of December 31, 2024.
•Strong funds from operations per share – diluted, as adjusted, for 2024 of $9.47.
•Same property net operating income growth of 1.2% and 4.6% (cash basis) for the year ended December 31, 2024.
•Solid occupancy of 94.6% as of December 31, 2024.
•Solid rental rate increases of 16.9% and 7.2% (cash basis) for the year ended December 31, 2024.
•Strong leasing volume aggregating 5.1 million RSF for the year ended December 31, 2024, up 17% compared to our
2023 leasing volume.
•The weighted-average lease term for leases executed during 2024 was 8.9 years; and
•Our projects expected to stabilize in 2025 are 89% leased/negotiating.
•Operational excellence of our team. Alexandria provides and demonstrates operational excellence in direct asset management and operations of our Labspace® asset base. This high level of performance is crucial in helping to protect billions of dollars’ worth of intensive infrastructure, specialized equipment, and invaluable tenant research and clinical assets. The demanding nature of laboratory-based scientific research requires strict adherence to safety standards set by local, state, and federal regulatory bodies. Key compliance aspects include good manufacturing practice and Clinical
Laboratory Improvement Amendments (“CLIA”) certifications, adherence to national biosafety level guidelines, proper permitting and handling of hazardous waste generation and chemical storage, maintenance of safety stations, effective management of ultra-low temperature freezers, and careful licensing and management of radioactive materials.
Our team is composed of highly experienced, educated, and professionally credentialed facilities specialists. This expertise is essential in ensuring a secure and efficient environment for groundbreaking scientific research and has been cultivated and maintained over many years.
•Strength of our brand. As a recognized leader in the life science and real estate sectors, Alexandria has successfully built a diverse and high-quality tenant base. Over the past three decades, we have fostered longstanding relationships and strategic partnerships with our tenants, which have enabled us to maintain strong occupancy, leasing, and growth in net operating income and cash flows and to effectively navigate through various economic cycles. Key indicators of our brand strength include:
•As of December 31, 2024, 84% of our leasing activity during the last twelve months was generated from our existing tenant base.
•As of December 31, 2024, 92% of our top 20 tenants annual rental revenue is derived from investment-grade or large-cap publicly traded companies.
•Solid occupancy of 94.6% as of December 31, 2024; and
•Our tenant collections have remained consistently high over the last four years, averaging 99.8% since the beginning of 2021 through December 31, 2024.
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
•The R&D expenditures by U.S. publicly traded life science companies have shown consistent growth since 2014, nearly doubling in 2023 compared to 2014. As of December 31, 2024, 17 of the top 20 pharma R&D spenders (for the year 2023) are Alexandria tenants.
•The sector’s growth is further supported by substantial funding life science companies by private-venture capital, which totaled over $40B in 2024, over 2.5x the capital deployed in 2014.
•FDA approvals of novel medicines continue to accelerate. Novel approvals by the FDA’s CDER division averaged 49 from 2020–2024, over double the average from 2005–2009.

•Prudent financial management. Our strong and flexible balance sheet and prudent balance sheet management are key factors in our ability to navigate economic uncertainties and capitalize on new opportunities. The strength of our financial position is highlighted by several key indicators:
•Our significant liquidity of $5.7 billion as of December 31, 2024 provides us the flexibility to address our operational needs and to pursue growth opportunities.
•We expect to have the ability to self-fund a large portion of our capital requirements through the following sources in
2025:
•$475 million in net cash provided by operating activities after dividends, at the midpoint of our guidance range for
2025.
•$684.1 million in capital contributions to fund construction expected from our existing consolidated real estate joint venture partners from January 1, 2025 through 2028.
•$1.7 billion from dispositions and sales of partial interests in real estate assets at the midpoint of our guidance range for 2025.
•As of December 31, 2024, our credit ratings from Moody’s Ratings and S&P Global Ratings were Baa1 and BBB+, respectively, which continued to rank in the top 10% among all publicly traded U.S. REITs.
•As of December 31, 2024, our fixed-rate debt represents 98.8% of our total debt, which provides predictability in debt servicing costs. Our fixed rate debt percentage has averaged 98.4% of total debt as of December 31 of each year since 2020.
•Our debt maturity schedule is well laddered which provides us with financial flexibility and reduces short-term refinancing risks. As of December 31, 2024, 32% of our debt matures in 2049 or later and only 14% of our debt matures in the next three years.
•As of December 31, 2024, the weighted-average remaining term of our debt is 12.7 years, demonstrating our strategic approach to debt management and focus on maintaining manageable annual debt maturities.
•Our net debt and preferred stock to Adjusted EBITDA ratio was 5.2x for the three months ended December 31, 2024 annualized.
•Other mitigating factors
•Improvement in office market. The increase in demand for premium office space in 2024, primarily driven by the tech sector, particularly companies focused on AI, absorbed some of the market’s previously misguided office-to-lab conversions, which are now being repurposed back into modern office environments. High ceilings, improved ventilation systems, and abundant natural light have become highly desirable features, appealing to office tenants.
This trend is expected to lead to the exit from the life science sector of inexperienced life science real estate developers and expedite the resolution of the oversupply.
•Projected decrease in general and administrative expenses. Over the past few years, we have implemented comprehensive measures to reduce our expenditures across our organization, including our general and administrative expenses, which provided savings during the year ended December 31, 2024 compared to the year ended December 31, 2023, and are expected to provide significant savings in 2025 and beyond. With these initiatives, we anticipate a reduction in general and administrative expenses of approximately $32 million, or 23%, during the year ending December 31, 2025, based on the midpoint of our 2025 guidance, compared to the year ended December 31, 2024. These projected savings are expected to stem from a variety of implemented cost-control and efficiency initiatives including, but not limited to, the following:
(i)Personnel-related matters, including:
•Reduction in headcount over the last two years.
•Restructuring of various compensation plans.
(ii)Streamlining of business processes:
•Implementation of systems upgrades, process improvements, and smarter technology.
•Renegotiation of contracts related to legal, technology, and operational support services, and elimination of redundancies through better alignment and consolidation of roles.
These and other changes are projected to generate annual savings of approximately $32 million, or 23%, during the year ending December 31, 2025, based on the midpoint of our 2025 guidance, compared to the year ended
December 31, 2024, with a significant portion of these savings anticipated to potentially continue beyond 2025. As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended
December 31, 2024 and 2023 were 7.6% and 9.8%, respectively.

Execution of capital strategy
2024 capital strategy
During 2024, we continued to execute many of the long-term components of our capital strategy, as described below.
Maintained access to diverse sources of capital strategically important to our long-term capital structure
•Generated significant net cash flows from operating activities.
•In 2024, we funded $497.8 million of our equity capital needs with net cash flows from operating activities after dividends and distributions to the company's consolidated real estate joint venture partners, and excluding the impact of changes in working capital.
•Successfully executed our 2024 capital strategy, driven primarily by strategic dispositions that focused on a portfolio of diversified assets.
•In 2024, dispositions from real estate generated $1.4 billion of capital for investment into our development and redevelopment projects.
•In February 2024, we entered into a new ATM common stock offering program that allows us to sell up to an aggregate of
$1.5 billion of our common stock.
•During the three months ended June 30, 2024, we entered into new forward equity sales agreements aggregating
$28 million to sell 230 thousand shares of common stock under our ATM program at an average price per share of
$122.32 (before underwriting discounts).
•During the three months ended December 31, 2024, we settled all outstanding forward equity sales agreements by issuing 230 thousand shares of common stock at an average price per share of $120.93 and received net proceeds of $27.8 million, before offering costs.
•As of the date of this report, the remaining aggregate amount available for future sales of common stock under our ATM program was $1.47 billion.
•Achieved significant growth in annualized Adjusted EBITDA of $178.5 million, or 9%, for the three months ended December
31, 2024, compared to the three months ended December 31, 2023, which allowed us to:
•Opportunistically issue, on a leverage-neutral basis, unsecured senior notes payable aggregating $1.0 billion with a weighted-average interest rate of 5.48% and a weighted-average maturity of 23.1 years; and
•Maintain our net debt and preferred stock to Adjusted EBITDA ratio to 5.2x for the three months ended December 31,
2024, annualized.
Strong and flexible balance sheet with significant liquidity, top 10% credit rating ranking among all publicly traded U.S. REITs
•As of December 31, 2024, our credit ratings from Moody’s Ratings and S&P Global Ratings were Baa1 and BBB+, respectively, which continued to rank in the top 10% among all publicly traded U.S. REITs.
•Net debt and preferred stock to Adjusted EBITDA of 5.2x and fixed-charge coverage ratio of 4.3x for the three months ended
December 31, 2024, annualized.
•Significant liquidity of $5.7 billion.
•32% of our total debt matures in 2049 and beyond.
•12.7 years weighted-average remaining term of debt.
•Since 2020, an average of 98.4% of our year-end debt balances have been fixed rate.
•Total debt and preferred stock to gross assets of 28%.
•$684.1 million of expected capital contribution commitments from existing consolidated real estate joint venture partners to fund construction from January 1, 2025 through 2028.
Key capital metrics as of or for the year ended December 31, 2024
•$29.0 billion in total market capitalization.
•$16.8 billion in total equity capitalization.
•Non-real estate investments aggregating $1.5 billion:
•Unrealized gains presented in our consolidated balance sheet were $83.6 million, comprising gross unrealized gains and losses aggregating $228.1 million and $144.5 million, respectively.
•Investment loss of $53.1 million for the year ended December 31, 2024 presented in our consolidated statement of operations consisted of $117.2 million of realized gains, $112.2 million of unrealized losses, and $58.1 million of impairment charges.

2025 capital strategy
During 2025, we intend to continue to execute our capital strategy to further strengthen our credit profile, which will allow us to further improve our cost of capital and continue our disciplined approach to capital allocation. Consistent with 2024, our capital strategy for 2025 includes the following elements:
•Allocate capital to Class A/A+ properties located in Megacampus ecosystems in AAA life science innovation clusters.
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
•Consider opportunistic repurchases, in privately negotiated transactions, of our common stock.
The anticipated delivery of significant incremental EBITDA from our development and redevelopment of new Class A/A+
properties is expected to enable us to continue to debt-fund a significant portion of our development and redevelopment projects on a leverage-neutral basis. We expect to continue to maintain access to diverse sources of capital, including unsecured senior notes payable and secured construction loans for our development and redevelopment projects from time to time. We expect to continue to maintain a significant proportion of our net operating income on an unencumbered basis to allow for future flexibility for accessing both unsecured and secured debt markets, although we expect traditional secured mortgage notes payable will remain a small component of our capital structure. We intend to supplement our remaining capital needs with net cash flows from operating activities after dividends and proceeds from real estate asset sales, partial interest sales, and equity capital. For further information, refer to “Projected results,
Sources of capital,” and “Uses of capital” in Item 7 in this annual report on Form 10-K. Our ability to meet our 2025 capital strategy objectives and expectations will depend in part on capital market conditions, real estate market conditions, and other factors beyond our control. Accordingly, there can be no assurance that we will be able to achieve these objectives and expectations. Refer to our discussion of “Forward-looking statements” under Part I and “Item 1A. Risk factors” in this annual report on Form 10-K.

Operating summary

Same Property Net Operating Income Growth		Rental Rate Growth: Renewed/Re-Leased Space

Margins(1)		Favorable Lease Structure(2)
Operating	Adjusted EBITDA	Strategic Lease Structure by Owner and Operator of Collaborative Megacampus Ecosystems
70%	72%	Increasing cash flows
		Percentage of leases containing annual rent escalations	97%
		Stable cash flows
Weighted-Average Lease Term of Executed Leases(3)		Percentage of triple net leases	92%
		Lower capex burden
8.9 Years		Percentage of leases providing for the recapture of capital expenditures	92%

Net Debt and Preferred Stock to Adjusted EBITDA(4)		Fixed-Charge Coverage Ratio(4)

4.0x to 4.5x

Refer to “Same properties” and “Definitions and reconciliations” in Item 7 for additional details. “Definitions and reconciliations” contains the definitions of “Fixed-charge coverage ratio,” “Net debt and preferred stock to Adjusted EBITDA,” and “Net operating income” and their respective reconciliations from the most directly comparable financial measures presented in accordance with GAAP.
(1)For the three months ended December 31, 2024.
(2)Percentages calculated based on our annual rental revenue in effect as of December 31, 2024.
(3)Represents the weighted-average lease term of executed leases based on annual rental revenue for the 10-year period for the years ended December 31, 2015 through
2024.
(4)Quarter annualized.

Industry and corporate responsibility leadership: catalyzing and leading the way for positive change to benefit human health and society
•During 2024, we continued to advance our thought leadership and corporate responsibility initiatives and received broad recognition for our operational excellence in asset management, design, development, leasing, real estate transactions, and sustainability. Significant strategic efforts and achievements included the following:
•Alexandria was named one of the World’s Most Trustworthy Companies by Newsweek. This significant distinction builds on the
Company’s recognition by the publication as one of America’s Most Trustworthy Companies in 2023 and 2024. Alexandria is
one of only three S&P 500 REITs recognized in the real estate and housing category.
•Alexandria and its executive chairman and founder, Joel S. Marcus, were honored with the inaugural Bisnow Life Sciences
Icon & Influencer Award. This prestigious award highlights Mr. Marcus and the Company’s significant long-term contributions to and lasting impact on the life science real estate sector and broader life science industry. Mr. Marcus accepted the award on his own behalf and that of Alexandria at Bisnow’s International Life Sciences & Biotech Conference, where he was also the keynote speaker.
•To prioritize the mental health crisis, Alexandria, in partnership with former congressman Patrick J. Kennedy and The Kennedy
Forum, held its second Alexandria Summit® on Mental Health in Washington, DC. Alexandria convened a diverse set of key decision makers, influential life science industry thought leaders, members of Congress, regulatory agency executives, and other key policymakers to advance the development of novel, effective psychiatric therapies to address vast unmet need.
•Alexandria earned several 2024 local and regional TOBY (The Outstanding Building of the Year) Awards from BOMA (Building
Owners and Managers Association). The TOBY Awards are the commercial real estate industry’s highest recognition honoring excellence in commercial building management and operations.
•In the BOMA Mid-Atlantic region, 60 Binney Street on the Alexandria Center® at Kendall Square Megacampus won in the Life
Science category; and Building 1400 on the Alexandria Center® at One Kendall Square Megacampus won in the Renovated
Building category.
•In BOMA San Francisco and the Pacific Southwest regions, the Alexandria Center® for Life Science – San Carlos
Megacampus won in the Life Science category.
•In the BOMA Raleigh-Durham region, 8 Davis Drive on the Alexandria Center® for Advanced Technologies and AgTech –
Research Triangle Megacampus won in the Life Science category.
•In our Greater Boston market, 325 Binney Street, a 462,100 RSF development on the Alexandria Center® at One Kendall Square
Megacampus in Cambridge, earned LEED Platinum certification, the highest level of certification under the U.S. Green Building
Council’s Core and Shell rating system. Home to Moderna’s global headquarters and R&D center, the ultra-efficient building is targeting LEED Zero Energy certification, reduced fossil fuel use through the implementation of a geothermal system, and 100%
renewable electricity, resulting in an estimated 97% reduction of GHG emissions relative to the MA 2020 Stretch Code baseline.
The building’s atrium, which is a light-filled collaboration space with a terraced garden and communal staircase, was celebrated for design excellence in the Science & Research – Small (under 50,000 SF) category of the 2024 International Interior Design
Association New England (IIDA NE) Design Awards and also received the award program’s top honor, Best in Show.
•Additionally in Greater Boston, Alexandria won two 2023 Commercial Broker Association Achievement Awards: Life Science Deal
of the Year for our lease with Novo Nordisk at 60 Sylvan Road on the Alexandria Center® for Life Science – Waltham Megacampus;
and Investment Sale of the Year – Urban for our strategic sale of partial interest in 15 Necco Street.
•In our San Francisco Bay Area market, Alexandria received a San Francisco Business Times’ 2024 Real Estate Deal of the Year
Award for our lease with CARGO Therapeutics, a clinical-stage biotechnology company, at 835 Industrial Road on this
Megacampus.
•In our San Diego market, Alexandria GradLabs® at 9880 Campus Point Drive, located on the Campus Point by Alexandria
Megacampus in our San Diego market, earned a 2024 International Institute for Sustainable Laboratories (I2SL) Lab Buildings and
Projects Award for Excellence in Energy Efficiency. The state-of-the-art building was designed to operate as a highly energy-
efficient research facility. In 2023, the LEED Platinum certified facility earned an I2SL Labs2Zero pilot Energy Score of 96 out of
100, indicating its operational energy performance is better than 96% of similar facilities.
•In our Seattle market, Alexandria was an honoree in the Water Stewardship category of the Puget Sound Business Journal’s 2024
Environmental and Sustainability Awards and the winner of the Seattle 2030 District’s 2024 Vision Award for Energy in recognition of our implementation of an innovative energy district at the Alexandria Center® for Life Science – South Lake Union Megacampus
featuring one of the largest wastewater heat recovery systems in North America. This wastewater heat recovery system, which will provide an alternative energy source to heat our buildings and enhance building resilience and operating performance, demonstrates our continued focus on reducing GHG emissions in our laboratory facilities.
•In our Maryland market, we were awarded three 2024 NAIOP DC|MD Awards of Excellence for developments and enhancements
on the Alexandria Center® for Life Science – Shady Grove Megacampus: 9810 and 9820 Darnestown Road for Best Life Science
Facility, 9800 Medical Center Drive for Best Amenity Space, and 9950 Medical Center Drive for Best Industrial/Flex.
•In our Research Triangle market, we earned the Top Life Sciences/Laboratory Lease in the Triangle Business Journal’s 2024
SPACE Awards for our lease with Pairwise, a health-focused food and agriculture company, at 110 and 112 TW Alexander Drive on the Alexandria Center® for Sustainable Technologies Megacampus. The annual SPACE Awards recognize the Research Triangle’s top commercial real estate developments and transactions.

•Alexandria received a 2024 Nareit Sustainable Design Impact Award for our groundbreaking approach to utilizing alternative energy sources such as geothermal energy and wastewater heat recovery systems to reduce operational GHG in
Labspace® development projects in our Greater Boston and Seattle markets.
•Our longstanding sustainability leadership and performance was reinforced by our achievements in the 2024 GRESB Real Estate
Assessment. We received the GRESB Green Star designation for the eighth consecutive year and an “A” disclosure score for the seventh consecutive year, signifying best-in-class transparency regarding our sustainability practices and reporting.

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
We are monitoring considerations such as shifting market demands and regulation. Numerous states and municipalities have adopted state and local laws and policies on climate change, including climate disclosures and emission reduction targets impacting the building sector. For example, the State of California enacted legislation requiring certain companies to disclose GHG and climate-
related financial risk information. Further cities including Boston, Cambridge, New York, and Seattle have passed ordinances that set limits on GHG emissions associated with building operations. Some municipalities, including the Cities of New York and San Francisco, have also implemented legislation to eliminate the use of natural gas in new construction projects. Refer to “We face possible risks and costs associated with the effects of climate change and severe weather” in “Other factors” within “Item 1A. Risk factors” in this annual report on Form 10-K for additional information.
Our approach to assessing and mitigating physical climate-related risk through our climate resilience roadmap, and transition risk through our GHG emissions mitigation strategy, are outlined below.
Climate resilience roadmap
We continue to assess potential physical risks associated with climate change, analyze climate data and property damage losses associated with past weather events, and review the potential for future climate hazards such as water stress, precipitation flooding, coastal flooding, wildfire, and heat stress. We also consider local climate change vulnerability assessments and resilience planning efforts. Our climate resilience roadmap uses climate models and scenario analyses to identify potential future hazards at the building level. Additionally, we conduct physical inspections to further assess resilience at certain properties, as appropriate, and to determine whether additional mitigation is needed.
In our evaluation of physical risks, Alexandria considers two climate change scenarios for 2030 and 2050: (i) a high-emissions scenario in which GHG emissions continue to increase with time (RCP 8.5); and (ii) an intermediate scenario in which GHG emissions level off by 2050 and decline thereafter (RCP 4.5). RCP 8.5 generally predicts more significant future climate hazard impacts than RCP
4.5.
After modeling the potential hazards out to year 2050, we undertake a physical inspection for sites that may have high exposure to one or more climate hazards. We use this process to assess resilience to current and/or future stresses and to determine whether additional mitigation is needed.
For a number of buildings, we are implementing augmented emergency preparedness plans and additional operating procedures that include preparations for potential future events. For certain buildings, mitigation may include nominal capital improvement work. We may find that other buildings require more significant planning and investment to incorporate more complex resilience measures. Resilience measures under consideration at some of our properties are described below.
In our operating properties located in areas prone to flooding, we may consider options such as waterproofing the building envelope up to the projected flood elevation, protecting critical building mechanical equipment, storing temporary flood barriers on site to be deployed at building entrances prior to a flood event, and installing backflow preventers on stormwater/sewer utilities that discharge from the building. At several properties, we are currently conducting conceptual studies to evaluate potential options for consideration.
At a limited number of our operating properties located in areas prone to wildfire, we have begun a multiyear effort to implement landscaping improvements that include the replacement of fire-prone materials and the installation of fire-resistant vegetation.
For our development of new Class A/A+ properties, we will aim to design for climate resilience. In 2023, Alexandria implemented resilient design guidelines to mitigate potential exposures to future climate conditions identified in existing climate models.
In accordance with such guidelines, we will endeavor to design buildings that incorporate materials, systems, and features to manage predicted climate hazards and maintain building operability during and after a climate event. As feasible, we will consider designs that accommodate potential expansion of cooling infrastructure to meet future building needs. In water-scarce areas, we will consider planting drought-resistant vegetation and equipping buildings to capture, treat, and reuse available water from building systems and precipitation events where feasible. In areas prone to wildfire, we will consider incorporating brush management practices into landscape design and installing enhanced air filtration systems to support safe and healthy indoor air.
For acquisitions in our portfolio, we continue to use climate modeling as part of our due diligence in assessing potential risk and to inform our financial modeling and transactional decisions.
As a part of Alexandria’s risk management program, we maintain all-risk property insurance at the portfolio level, including properties under development, to help mitigate the risk of extreme weather events and potential impact from losses associated with natural catastrophes, such as flood, wildfire, and wind events. We leverage our climate mitigation strategy with property insurance carriers to help reduce our overall cost of risk. However, there can be no assurance that our insurance will cover all our potential losses and that climate change and severe weather will not have a material adverse effect on our properties, operations, or business. For additional information on our risk management strategies related to insurance coverage, refer to “Our insurance may not adequately cover all potential losses” in “Operating factors” in “Item 1A. Risk factors” in this annual report on Form 10-K.
Greenhouse gas emissions mitigation strategy
Our GHG emissions mitigations framework is aligned with the sustainability goals of many of our innovative tenants. Our framework directly focuses on reducing emissions from our operations through energy efficiency, electrification and use of alternative energy, and renewable electricity. We indirectly focus on reducing emissions associated with construction activities by engaging with our supply chain and targeting reductions in embodied carbon through procurement, as described below.
We are continuing to implement strategies to seek to reduce the emissions intensity of our operating assets: (i) we aim to prioritize the energy efficiency and GHG emissions mitigation in our development projects, including through energy-efficient design, electrification, and use of alternative energy; (ii) we further seek to reduce energy consumption in our operating asset base by performing energy audits and by implementing energy conservation measures at certain properties; and (iii) we also continue to advance our renewable electricity strategy with the recent completion of a large-scale solar farm in June 2024, which is now supplying renewable power to meet 100% of the Greater Boston region‘s electricity load for Alexandria-paid accounts through a long-term power purchase agreement based on 2023 consumption levels.
We aim to reduce emissions associated with construction activities. These activities may include such strategies as engaging with our supply chain and targeting reductions in embodied carbon through procurement. Emissions within our indirect focus will require significant innovation and cost-effective solutions by the construction industry to develop pathways for substantial emissions reduction.
Board of directors and leadership oversight
The Audit Committee oversees the management of the Company’s financial and other risks, including climate-related risks. At the management level, Alexandria’s Sustainability Committee, which comprises members of the executive team and senior decision makers spanning the Company’s real estate development, asset management, risk management, and sustainability teams, leads the development and execution of our approach to climate-related risk.
Refer to “Item 1A. Risk factors” in this annual report on Form 10-K for discussion of the risks we face from climate change.

Results of operations
We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in this annual report on Form 10-K. We believe that such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe that this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of assets classified as held for sale are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments, impairments of real estate and non-real estate investments, acceleration of stock compensation expense due to the resignations of executive officers, and initial and subsequent adjustments to the provision for expected credit losses on financial instruments are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Impairments of non-real estate investments are not related to the operating performance of our real estate as they represent the write-down of non-real estate investments when their fair values decrease below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail in Item 7 in this annual report on Form 10-K. Key items included in net income attributable to Alexandria’s common stockholders for the years ended December 31, 2024 and 2023 and the related per share amounts were as follows (in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2024	2023
	Amount		Per Share – Diluted
Unrealized losses on non-real estate investments	$(112.2)	$(201.5)	$(0.65)	$(1.18)
Gain on sales of real estate(1)	129.3	277.0	0.75	1.62
Impairment of non-real estate investments	(58.1)	(74.6)	(0.34)	(0.44)
Impairment of real estate	(223.1)	(461.1)	(1.30)	(2.70)
Acceleration of stock compensation expense due to executive officer resignations	—	(20.3)	—	(0.12)
Provision for expected credit losses on financial instruments	0.4	—	—	—
Total	$(263.7)	$(480.5)	$(1.54)	$(2.82)
(1)For additional information, refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations” in Item 7.
Refer to Note 3 – “Investments in real estate” and Note 7 – “Investments” to our consolidated financial statements in Item 15 for additional information.

Same properties
We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as “Same Properties.” For additional information on the determination of our Same Properties portfolio, refer to
“Same property comparisons” under “Definitions and reconciliations” in Item 7 in this annual report on Form 10-K. The following table presents information regarding our Same Properties as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Percentage change in net operating income over comparable period from prior year	1.2%	3.4%
Percentage change in net operating income (cash basis) over comparable period from prior year	4.6%	4.6%
Operating margin	68%	69%
Number of Same Properties	321	288
RSF	31,670,359	28,691,105
Occupancy – current-period average	94.2%	94.6%
Occupancy – same-period prior-year average	93.9%	95.4%
The following table reconciles the number of Same Properties to total properties for the year ended December 31, 2024:

Development – under construction	Properties
99 Coolidge Avenue	1
500 North Beacon Street and 4 Kingsbury Avenue	2
1450 Owens Street	1
230 Harriet Tubman Way	1
10935, 10945, and 10955 Alexandria Way	3
10075 Barnes Canyon Road	1
421 Park Drive	1
4135 Campus Point Court	1
701 Dexter Avenue North	1
12
Development – placed into service after January 1, 2023	Properties
751 Gateway Boulevard	1
15 Necco Street	1
325 Binney Street	1
9810 Darnestown Road	1
9820 Darnestown Road	1
1150 Eastlake Avenue East	1
4155 Campus Point Court	1
201 Brookline Avenue	1
9808 Medical Center Drive	1
9
Redevelopment – under construction	Properties
40, 50, and 60 Sylvan Road	3
269 East Grand Avenue	1
651 Gateway Boulevard	1
401 Park Drive	1
8800 Technology Forest Place	1
311 Arsenal Street	1
One Hampshire Street	1
Canada	4
Other	2
15

Redevelopment – placed into service after January 1, 2023	Properties
20400 Century Boulevard	1
140 First Street	1
2400 Ellis Road, 40 Moore Drive, and 14 TW Alexander Drive	3
9601 and 9603 Medical Center Drive	2
840 Winter Street	1
Alexandria Center® for Advanced Technologies – Monte Villa Parkway	6
14
Acquisitions after January 1, 2023	Properties
Other	6
6
Unconsolidated real estate JVs	4
Properties held for sale	10
Total properties excluded from Same Properties	70
Same Properties	321
Total properties in North America as of December 31, 2024	391

Comparison of results for the year ended December 31, 2024 to the year ended December 31, 2023
The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same
Properties for the year ended December 31, 2024, compared to the year ended December 31, 2023 (dollars in thousands). We provide a comparison of the results for the year ended December 31, 2023 to the year ended December 31, 2022, including a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the year ended December 31, 2023, compared to the year ended December 31, 2022, in “Results of operations” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2023. Refer to “Definitions and reconciliations” in Item 7 in this annual report on Form 10-K for definitions of
“Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Year Ended December 31,
	2024	2023	$ Change	% Change
Income from rentals:
Same Properties	$1,685,654	$1,640,232	$45,422	2.8%
Non-Same Properties	618,685	503,739	114,946	22.8
Rental revenues	2,304,339	2,143,971	160,368	7.5

Same Properties	612,600	598,442	14,158	2.4
Non-Same Properties	132,767	100,043	32,724	32.7
Tenant recoveries	745,367	698,485	46,882	6.7

Income from rentals	3,049,706	2,842,456	207,250	7.3

Same Properties	1,740	1,675	65	3.9
Non-Same Properties	64,948	41,568	23,380	56.2
Other income	66,688	43,243	23,445	54.2

Same Properties	2,299,994	2,240,349	59,645	2.7
Non-Same Properties	816,400	645,350	171,050	26.5
Total revenues	3,116,394	2,885,699	230,695	8.0

Same Properties	734,965	693,574	41,391	6.0
Non-Same Properties	174,300	165,606	8,694	5.2
Rental operations	909,265	859,180	50,085	5.8

Same Properties	1,565,029	1,546,775	18,254	1.2
Non-Same Properties	642,100	479,744	162,356	33.8
Net operating income	$2,207,129	$2,026,519	$180,610	8.9%

Net operating income – Same Properties	$1,565,029	$1,546,775	$18,254	1.2%
Straight-line rent revenue	(31,326)	(85,412)	54,086	(63.3)
Amortization of acquired below-market leases	(44,683)	(37,985)	(6,698)	17.6
Net operating income – Same Properties (cash basis)	$1,489,020	$1,423,378	$65,642	4.6%

Income from rentals
Total income from rentals for the year ended December 31, 2024 increased by $207.3 million, or 7.3%, to $3.0 billion, compared to $2.8 billion for the year ended December 31, 2023, as a result of increase in rental revenues and tenant recoveries, as discussed below.
Rental revenues
Total rental revenues for the year ended December 31, 2024 increased by $160.4 million, or 7.5%, to $2.3 billion, compared to
$2.1 billion for the year ended December 31, 2023. The increase was primarily due to an increase in rental revenues from our Non-
Same Properties related to 4.7 million RSF of development and redevelopment projects placed into service subsequent to January 1,
2023 and six operating properties aggregating 824,979 RSF acquired subsequent to January 1, 2023.
Rental revenues from our Same Properties for the year ended December 31, 2024 increased by $45.4 million, or 2.8%, to
$1.7 billion, compared to $1.6 billion for the year ended December 31, 2023, primarily as a result of an increase in rental rates from lease renewals and re-leasing of space since January 1, 2023, and a 0.3% increase in the occupancy of our Same Properties to 94.2%
for the year ended December 31, 2024 from 93.9% for the year ended December 31, 2023.
Tenant recoveries
Tenant recoveries for the year ended December 31, 2024 increased by $46.9 million, or 6.7%, to $745.4 million, compared to
$698.5 million for the year ended December 31, 2023. This increase was partially from our Non-Same Properties related to our development and redevelopment projects placed into service and properties acquired subsequent to January 1, 2023, as discussed above under “Rental revenues.”
Same Properties tenant recoveries for the year ended December 31, 2024 increased by $14.2 million, or 2.4%, to
$612.6 million, compared to $598.4 million for the year ended December 31, 2023, primarily due to higher operating expenses during the year ended December 31, 2024, as discussed under “Rental operations” below. As of December 31, 2024, 92% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.
Rental operations
Total rental operating expenses for the year ended December 31, 2024 increased by $50.1 million, or 5.8%, to $909.3 million, compared to $859.2 million for the year ended December 31, 2023. The increase was primarily due to incremental expenses related to our Same Properties rental operating expenses, as discussed below.
Same Properties rental operating expenses increased by $41.4 million, or 6.0%, to $735.0 million during the year ended
December 31, 2024, compared to $693.6 million for the year ended December 31, 2023, primarily as the result of increases in: (i) costs related to engineering, security, janitorial and other operating contracts of $9.6 million mainly due to higher rates, (ii) property taxes of
$8.6 million primarily due to increases from reassessments in values, and (iii) utilities expenses of $6.3 million and property insurance of
$1.9 million primarily due to higher rates.
Depreciation and amortization
Depreciation and amortization expense for the year ended December 31, 2024 increased by $108.9 million, or 10.0%, to
$1.2 billion, compared to $1.1 billion for the year ended December 31, 2023. The increase was primarily due to additional depreciation from development and redevelopment projects placed into service and properties acquired, as discussed above under “Rental revenues.”
General and administrative expenses
General and administrative expenses for the year ended December 31, 2024 decreased by $31.0 million, or 15.5%, to
$168.4 million, compared to $199.4 million for the year ended December 31, 2023, primarily due to a reduction in compensation costs including the impact from the resignations of two executive officers in the second half of 2023, and savings stemming from various efficiency initiatives, including implementation of systems upgrades, process improvements, and smarter technology. As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended December 31, 2024 and 2023 were
7.6% and 9.8%, respectively.

Interest expense
Interest expense for the years ended December 31, 2024 and 2023 consisted of the following (dollars in thousands):

	Year Ended December 31,
Component	2024	2023	Change
Gross interest	$516,799	$438,182	$78,617
Capitalized interest	(330,961)	(363,978)	33,017
Interest expense	$185,838	$74,204	$111,634

Average debt balance outstanding(1)	$12,583,339	$11,242,532	$1,340,807
Weighted-average annual interest rate(2)	4.1%	3.9%	0.2%
(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.
The net change in interest expense during the year ended December 31, 2024, compared to the year ended December 31,
2023, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$500 million of unsecured senior notes payable due 2053	5.26%	February 2023	$3,226
$500 million of unsecured senior notes payable due 2035	4.88%	February 2023	2,984
$600 million of unsecured senior notes payable due 2054	5.71%	February 2024	29,634
$400 million of unsecured senior notes payable due 2036	5.38%	February 2024	18,483
Increases in construction borrowings and interest rates under secured notes payable	7.52%		3,882
Higher average outstanding balances and/or rate increases on borrowings under commercial paper program and unsecured senior line of credit			17,747
Other increase in interest			2,661
Change in gross interest			78,617
Decrease in capitalized interest			33,017
Total change in interest expense			$111,634
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
Impairment of real estate
During the year ended December 31, 2024, we recognized real estate impairment charges aggregating $223.1 million, which primarily consisted of the following:
•In October 2024, four properties at One Moderna Way in our Route 128 submarket met the criteria for classification as held for sale when a single tenant, occupying 100% of these properties with a weighted-average remaining lease term of 18 years, committed to purchasing them. Due to our important long-established relationship with this tenant and the strategic nature of these properties, there were no other buyers to whom we would be willing to sell these properties. As a result, the sale of these assets became probable and all criteria for classification as held for sale were met when the tenant’s commitment to acquire these properties was confirmed in October 2024. Upon meeting the asset held for sale criteria, we recognized an impairment charge of $40.9 million to reduce the carrying amounts of these properties to the expected sales price less costs to sell. In
December 2024, we completed the sale of these properties for a sales price of $369.4 million, with no incremental gain or loss recognized.
•In October 2024, five operating properties aggregating 203,223 RSF and land parcels aggregating 1.5 million SF in our
Sorrento Mesa and University Town Center submarkets met the criteria for classification as held for sale. In October 2024, after meeting all criteria for classification as held for sale, including (i) our commitment to sell these assets, (ii) Board of
Directors’ approval, and (iii) our determination that the sale of each property was probable within one year, we recognized impairment charges aggregating $65.9 million to reduce the carrying amounts of these properties to the expected aggregate sales price less costs to sell. Subsequent to October 2024, we had the following additional developments related to these transactions:

•In December 2024, based on an executed purchase and sales agreement, we recognized an additional $36.9 million impairment charge related to three operating properties aggregating 100,831 RSF and land parcels aggregating 1.0 million SF (included in the aforementioned 203,223 RSF and 1.5 million SF, respectively) in our University Town Center submarket to further reduce the carrying amounts of these properties to their estimated fair values less costs to sell of approximately $200 million. As of December 31, 2024, these assets were classified as held for sale, and we expect to complete the sales of these assets within 12 months.
•We continue to hold two operating properties aggregating 102,392 RSF (included in the aforementioned 203,223 RSF) in our Sorrento Mesa submarket with a carrying amount of $18.2 million as held for sale as of December 31, 2024. We expect to complete the sale of these properties within 12 months.
•In December 2024, we completed the sale of land parcels aggregating 444,041 SF (included in the 1.5 million SF discussed above) in our Sorrento Mesa submarket for a sales price of $55.0 million, with no gain or loss recognized in earnings, to a buyer that is expected to develop residential properties on this site. As part of the transaction, we provided
$25.0 million of seller financing. This note receivable is classified within “Other assets” in our consolidated balance sheet.
Refer to Note 8 – “Other assets” to our consolidated financial statements for additional information.
•During the three months ended December 31, 2024, three properties aggregating 552,513 RSF in our Cambridge submarket met the criteria for classification as held for sale upon our decision to dispose of them as a result of our determination that they were not core to our Megacampus strategy due to their size, location, and existing use. Upon meeting the criteria for classification as held for sale, we recognized an impairment charge of $6.3 million to reduce the carrying amounts of these properties to their estimated fair values less costs to sell. In December 2024, we completed the sale of these properties for a sales price of $245.5 million.
•In addition, we recognized impairment charges aggregating $30.8 million primarily consisting of the pre-acquisition costs related to two potential acquisitions aggregating 1.4 million RSF of future development in our Greater Boston market. We executed purchase agreements for these potential acquisitions with the total purchase price aggregating $366.8 million in 2020 and 2022 and initially expected to close these acquisitions after 2024. Our intent for each site included the demolition of existing buildings upon expiration of the existing in-place leases and the development of life science properties. During the three months ended June 30, 2024, due to the existing macroeconomic environment that negatively impacted the financial outlook for these projects, we decided to no longer proceed with these acquisitions, resulting in the recognition of impairment charges.
•In December 2024, we recognized an impairment charge of $13.7 million to reduce the carrying amount of a property aggregating 45,615 RSF in our Seattle market to its estimated fair value less costs to sell of approximately $8 million, upon meeting the criteria for classification as held for sale. We expect to sell this project within 12 months.
•In December 2024, we recognized an impairment charge of $6.1 million to reduce the carrying amount of a development project aggregating 1.4 million SF in our Texas market to its estimated fair value less costs to sell of approximately $70 million, upon meeting the criteria for classification as held for sale. We expect to sell this project within 12 months.
During the year ended December 31, 2023, we recognized real estate impairment charges aggregating $461.1 million classified in impairment of real estate in our consolidated statement of operations, which primarily related to properties in non-strategic locations that are not integral to our Megacampus strategy and were sold or were classified as held for sale as of December 31, 2023.
Investment loss
During the year ended December 31, 2024, we recognized an investment loss aggregating $53.1 million, which consisted of
$117.2 million of realized gains, $112.2 million of unrealized losses, and impairment charges of $58.1 million.
During the year ended December 31, 2023, we recognized an investment loss aggregating $195.4 million, which consisted of
$6.1 million of realized gains and $201.5 million of unrealized losses.
For more information about our investments, refer to Note 7 – “Investments” to our consolidated financial statements in Item
15 in this annual report on Form 10-K. For our impairments accounting policy, refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements in Item 15 in this annual report on Form 10-K.

Gain on sales of real estate
During the year ended December 31, 2024, we recognized $129.3 million of gains primarily related to the dispositions of seven real estate assets in our San Diego, Seattle, Maryland, and Research Triangle markets. The gains were classified in gain on sales of real estate within our consolidated statement of operations for the year ended December 31, 2024.
During the year ended December 31, 2023, we recognized $277.0 million of gains related to the dispositions of 13 real estate assets. The gains were classified in gain on sales of real estate within our consolidated statement of operations for the year ended
December 31, 2023.
For more information about our sales of real estate, refer to “Sales of real estate assets and impairment charges” in Note 3 –
“Investments in real estate” to our consolidated financial statements in Item 15 in this annual report on Form 10-K.
Other comprehensive loss
Total other comprehensive loss for the year ended December 31, 2024 aggregated $30.4 million, compared to total other comprehensive income of $4.9 million for the year ended December 31, 2023. The difference is primarily due to the foreign currency translation related to our operations in Canada.

Summary of capital expenditures
Our construction spending for the year ended December 31, 2024 and projected spending for the year ending December 31,
2025 consisted of the following (in thousands):

	Year Ended December 31, 2024	Projected Midpoint for the Year Ending December 31, 2025
Construction of Class A/A+ properties:
Active construction projects
Under construction(1)	$1,791,097	$1,220,000
Future pipeline pre-construction
Primarily Megacampus expansion pre-construction work (entitlement, design, and site work)	426,948	500,000
Revenue- and non-revenue-enhancing capital expenditures	273,377	415,000	(2)
Construction spend (before contributions from noncontrolling interests or tenants)	2,491,422	2,135,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(343,797)	(230,000)	(3)
Tenant-funded and -built landlord improvements	(129,153)	(155,000)
Total construction spending	$2,018,472	$1,750,000
2025 guidance range for construction spending		$1,450,000 – $2,050,000
(1)Includes projects under construction aggregating 4.4 million RSF that are expected to generate $395 million in incremental annual net operating income primarily commencing from the first quarter of 2025 through the second quarter of 2028.
(2)Represents revenue-enhancing and non-revenue-enhancing capital expenditures before contributions from noncontrolling interests and tenant-funded and tenant-built landlord improvements for the year ending December 31, 2025. Our share of the 2025 revenue-enhancing and non-revenue-enhancing capital expenditures is projected to be $370 million at the midpoint of our guidance for 2025 construction.
(3)Represents contractual capital commitments from existing consolidated real estate joint venture partners to fund construction.
Projected capital contributions from partners in consolidated real estate joint ventures to fund construction
The following table summarizes projected capital contributions from partners in our existing consolidated joint ventures to fund construction through 2028 (in thousands):

Projected timing	Amount(1)
Fiscal year 2025	$230,000
2026 through 2028	454,086
Total	$684,086
(1)Amounts represent reductions to our consolidated construction spending.
Average real estate basis used for capitalization of interest
Our construction spending includes capitalized interest. The table below provides key categories of interest capitalized during the year ended December 31, 2024 and projected for the year ending December 31, 2025 (in thousands):

	Average Real Estate Basis Capitalized During the Year Ended December 31, 2024		Percentage of Total Average Real Estate Basis Capitalized
			2024	2025(1)
Construction of Class A/A+ properties:
Active construction projects
Under construction	$2,924,369		36%	35%
Future pipeline pre-construction
Priority anticipated projects	508,108	(2)	6	50
Primarily Megacampus expansion pre-construction work (entitlement, design, and site work)	3,710,741	(2)	46
Smaller redevelopments and repositioning capital projects	981,589		12	15
	$8,124,807		100%	100%

(1)Based upon the midpoint of our guidance range for 2025 capitalization of interest.
(2)Average real estate basis capitalized related to our future pipeline pre-construction activities includes 29% from four key active and future Megacampus development and redevelopment projects.

Projected results
We present updated guidance for EPS attributable to Alexandria’s common stockholders – diluted, funds from operations per share attributable to Alexandria’s common stockholders – diluted, and funds from operations per share attributable to Alexandria’s common stockholders – diluted, as adjusted, based on our current view of existing market conditions and other assumptions for the year ending December 31, 2025, as set forth in the tables below. The tables below also provide a reconciliation of EPS attributable to
Alexandria’s common stockholders – diluted, the most directly comparable financial measure presented in accordance with GAAP, to funds from operations per share and funds from operations per share, as adjusted, non-GAAP measures, and other key assumptions included in our updated guidance for the year ending December 31, 2025. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. Refer to our discussion of “Forward-looking statements” included in the beginning of
Part I in this annual report on Form 10-K.

Projected 2025 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted
Earnings per share(1)	$2.57 to $2.77
Depreciation and amortization of real estate assets	6.70
Allocation of unvested restricted stock awards	(0.04)
Funds from operations per share and funds from operations per share, as adjusted(2)	$9.23 to $9.43
Midpoint	$9.33

(1)Excludes unrealized gains or losses on non-real estate investments after December 31, 2024 that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.
(2)Refer to “Definitions and reconciliations” in Item 7 for additional information.

Key Assumptions(1) (Dollars in millions)	2025 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2025	91.6%	93.2%
Lease renewals and re-leasing of space:
Rental rate changes	9.0%	17.0%
Rental rate changes (cash basis)	0.5%	8.5%
Same property performance:
Net operating income	(3.0)%	(1.0)%
Net operating income (cash basis)	(1.0)%	1.0%
Straight-line rent revenue	$111	$131
General and administrative expenses	$129	$144
Capitalization of interest	$340	$370
Interest expense	$165	$195
Realized gains on non-real estate investments(2)	$100	$130

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
estate investments, if any. Refer to Note 7 – “Investments” to our consolidated financial statements in Item 15 for additional details.

Key Credit Metric Targets(1)
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2025 annualized	Less than or equal to 5.2x
Fixed-charge coverage ratio – fourth quarter of 2025 annualized	4.0x to 4.5x

(1)Refer to “Definitions and reconciliations” in Item 7 for additional information.

Consolidated and unconsolidated real estate joint ventures
We present components of balance sheet and operating results information for the noncontrolling interest share of our consolidated real estate joint ventures and for our share of investments in unconsolidated real estate joint ventures to help investors estimate balance sheet and operating results information related to our partially owned entities. These amounts are estimated by computing, for each joint venture that we consolidate in our financial statements, the noncontrolling interest percentage of each financial item to arrive at the cumulative noncontrolling interest share of each component presented. In addition, for our real estate joint ventures that we do not control and do not consolidate, we apply our economic ownership percentage to the unconsolidated real estate joint ventures to arrive at our proportionate share of each component presented. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements in Item 15 in this annual report on Form 10-K for further discussion.

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling(1) Interest Share		Operating RSF at 100%
50 and 60 Binney Street/Greater Boston/Cambridge/Inner Suburbs	66.0%		532,395
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%		388,270
100 and 225 Binney Street and 300 Third Street/Greater Boston/Cambridge/Inner Suburbs	70.0%		870,106
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	25.0%		116,414	(2)
15 Necco Street/Greater Boston/Seaport Innovation District	43.3%		345,996
285, 299, 307, and 345 Dorchester Avenue/Greater Boston/Seaport Innovation District	40.0%		—	(2)
Alexandria Center® for Science and Technology – Mission Bay/San Francisco Bay Area/ Mission Bay(3)	75.0%		996,181
1450 Owens Street/San Francisco Bay Area/Mission Bay	74.9%	(4)	—	(2)
601, 611, 651(2), 681, 685, and 701 Gateway Boulevard/San Francisco Bay Area/South San Francisco	50.0%		851,991
751 Gateway Boulevard/San Francisco Bay Area/South San Francisco	49.0%		230,592
211(2) and 213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%		300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%		155,685
Alexandria Center® for Life Science – Millbrae/San Francisco Bay Area/South San Francisco	51.8%		—	(2)
3215 Merryfield Row/San Diego/Torrey Pines	70.0%		170,523
Campus Point by Alexandria/San Diego/University Town Center(5)	45.0%		1,496,181
5200 Illumina Way/San Diego/University Town Center	49.0%		792,687
9625 Towne Centre Drive/San Diego/University Town Center	70.0%		163,648
SD Tech by Alexandria/San Diego/Sorrento Mesa(6)	50.0%		798,860
Pacific Technology Park/San Diego/Sorrento Mesa	50.0%		544,352
Summers Ridge Science Park/San Diego/Sorrento Mesa(7)	70.0%		316,531
1201 and 1208 Eastlake Avenue East/Seattle/Lake Union	70.0%		206,134
199 East Blaine Street/Seattle/Lake Union	70.0%		115,084
400 Dexter Avenue North/Seattle/Lake Union	70.0%		290,754
800 Mercer Street/Seattle/Lake Union	40.0%		—	(2)

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(8)		Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%		586,208
1450 Research Boulevard/Maryland/Rockville	73.2%	(9)	42,679
101 West Dickman Street/Maryland/Beltsville	58.4%	(9)	135,949

Refer to “Joint venture financial information” under “Definitions and reconciliations” in Item 7 for additional details.
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
(3)Includes 409 and 499 Illinois Street, 1500 and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(4)During the year ended December 31, 2024, our equity ownership decreased from 40.6% to 25.1% based on continued funding of construction costs by our joint venture partner and a reallocation of equity to our joint venture partner of $30.2 million from us. The noncontrolling interest share of our joint venture partner is anticipated to increase to 75% and ours to decrease to 25% as our partner contributes additional equity to fund the construction of the project.
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

	Maturity Date	Stated Rate		Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture					Aggregate Commitment	Debt Balance(2)
1655 and 1725 Third Street(3)	3/10/25	4.50%		4.57%	$600,000	$599,930	10.0%
101 West Dickman Street	11/10/26	SOFR+1.95%	(4)	6.36%	26,750	18,884	58.4%
1450 Research Boulevard	12/10/26	SOFR+1.95%	(4)	6.42%	13,000	8,637	73.2%
					$639,750	$627,451
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of December 31, 2024.
(3)The unconsolidated real estate joint venture is in the process of refinancing approximately $500 million of this debt with a new secured note payable, which is expected to close in the first quarter of 2025. The remaining debt balance of approximately $100 million will be repaid through contributions from the joint venture partners. We expect to contribute our share of approximately $10 million in the first quarter of 2025. As of December 31, 2024, our investment in this unconsolidated real estate joint venture was $10.6 million.
(4)This loan is subject to a fixed SOFR floor of 0.75%.
The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures as of and for the three months and year ended December 31, 2024 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	December 31, 2024		December 31, 2024
	Three Months Ended	Year Ended	Three Months Ended	Year Ended
Total revenues	$112,690	$448,476	$6,282	$15,754
Rental operations	(35,776)	(132,785)	(994)	(3,978)
	76,914	315,691	5,288	11,776
General and administrative	(644)	(2,912)	(79)	(159)
Interest	(361)	(1,114)	(841)	(3,648)
Depreciation and amortization of real estate assets	(34,986)	(129,711)	(1,061)	(4,238)
Gain on sales of real estate	5,025	5,025	3,328	3,328
Fixed returns allocated to redeemable noncontrolling interests(1)	202	805	—	—
	$46,150	$187,784	$6,635	$7,059
Straight-line rent and below-market lease revenue	$(2,821)	$12,767	$159	$902
Funds from operations(2)	$76,111	$312,470	$4,368	$7,969
Refer to “Joint venture financial information” under “Definitions and reconciliations” in Item 7 for additional details.
(1)Represents an allocation of joint venture earnings to redeemable noncontrolling interests primarily in one property in our South San Francisco submarket. These redeemable noncontrolling interests earn a fixed return on their investment rather than participate in the operating results of the property.
(2)Refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations” in Item 7 for the definition and its reconciliation from the most directly comparable financial measure presented in accordance with GAAP.

	As of December 31, 2024
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$4,240,036	$109,756
Cash, cash equivalents, and restricted cash	163,799	3,218
Other assets	416,997	10,019
Secured notes payable	(37,330)	(77,345)
Other liabilities	(274,083)	(5,775)
Redeemable noncontrolling interests	(19,972)	—
	$4,489,447	$39,873
During the years ended December 31, 2024 and 2023, our consolidated real estate joint ventures distributed an aggregate of
$256.7 million and $244.1 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and
Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements in Item 15 in this annual report on Form 10-K for additional information.

Investments
We hold investments in publicly traded companies and privately held entities primarily involved in the life science industry. The tables below summarize components of our investment income (loss) and non-real estate investments (in thousands). Refer to Note 7
– “Investments” to our consolidated financial statements in Item 15 in this annual report on Form 10-K for additional information.

	December 31, 2024				Year Ended December 31, 2023
	Three Months Ended		Year Ended
Realized gains	$11,788	(1)	$59,124	(1)	$6,078	(2)
Unrealized losses	(79,776)	(3)	(112,246)	(4)	(201,475)	(5)
Investment loss	$(67,988)		$(53,122)		$(195,397)

	December 31, 2024					December 31, 2023
Investments	Cost		Unrealized Gains	Unrealized Losses	Carrying Amount	Carrying Amount
Publicly traded companies	$188,653		$24,262	$(107,248)	$105,667	$159,566
Entities that report NAV	518,074		126,077	(34,285)	609,866	671,532
Entities that do not report NAV:
Entities with observable price changes	99,932		77,761	(2,956)	174,737	174,268
Entities without observable price changes	400,487		—	—	400,487	368,654
Investments accounted for under the equity method	N/A		N/A	N/A	186,228	75,498
December 31, 2024	$1,207,146	(6)	$228,100	$(144,489)	$1,476,985	$1,449,518

December 31, 2023	$1,177,072		$320,445	$(123,497)	$1,449,518

Public/Private Mix (Cost)	Tenant/Non-Tenant Mix (Cost)

86%
Private
14%
Public
26%
Tenant
74%
Non-Tenant
(1)Consists of realized gains of $32.1 million and $117.2 million, partially offset by impairment charges of $20.3 million and $58.1 million during the three months and year ended December 31, 2024, respectively.
(2)Consists of realized gains of $80.6 million, offset by impairment charges of $74.6 million during the year ended December 31, 2023.
(3)Consists of unrealized losses of $43.6 million primarily resulting from the decrease in fair values of our investments in publicly traded entities and $36.2 million resulting from accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our realization of investments during the three months ended
December 31, 2024.
(4)Primarily relates to the accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our realization of investments during the year ended December 31, 2024.
(5)Consists of unrealized losses of $111.6 million primarily resulting from the decrease in the fair value of our investments in privately held entities that report NAV and
$89.9 million resulting from accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our sales of investments during the year ended December 31, 2023.
(6)Represents 2.8% of gross assets as of December 31, 2024. Refer to “Gross assets” under “Definitions and reconciliations” in Item 7 for additional details.

Liquidity

Liquidity		Minimal Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit
		(in millions)
$5.7B

$5,000
$5,000
$5,000
SIGNIFICANT AVAILABILITY
$100
No outstanding balance
<$200
MINIMAL OUTSTANDING
12/31/23
12/31/24
12/31/25 Target
Remaining amounts available for borrowing under our unsecured senior line of credit
Outstanding balance under our unsecured senior line of credit and/or commercial paper program

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$5,000
Cash, cash equivalents, and restricted cash	560
Availability under our secured construction loan	46
Investments in publicly traded companies	106
Liquidity as of December 31, 2024	$5,712

We expect to meet certain long-term liquidity requirements, such as requirements for development, redevelopment, other construction projects, capital improvements, tenant improvements, property acquisitions, equity repurchases, leasing costs, non-
revenue-enhancing capital expenditures, scheduled debt maturities, distributions to noncontrolling interests, and payment of dividends, through net cash provided by operating activities, periodic asset sales, strategic real estate joint ventures, long-term secured and unsecured indebtedness, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, and issuances of additional debt and/or equity securities.
We also expect to continue meeting our short-term liquidity and capital requirements, as further detailed in this section, generally through our working capital and net cash provided by operating activities. We believe that the net cash provided by operating activities will continue to be sufficient to enable us to make the distributions necessary to continue qualifying as a REIT.
For additional information on our liquidity requirements related to our contractual obligations and commitments, refer to
Note 5 – “Leases” and Note 10 – “Secured and unsecured senior debt” to our consolidated financial statements in Item 15 in this annual report on Form 10-K.
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

The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; cash, cash equivalents, and restricted cash; availability under our secured construction loan; and
investments in publicly traded companies as of December 31, 2024 (in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance(1)	Remaining Commitments/ Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	SOFR+0.855%	$5,000,000	$—	$5,000,000
Cash, cash equivalents, and restricted cash				559,847
Construction loan	SOFR+2.70%	$195,300	$149,322	45,706
Investments in publicly traded companies				105,667
Liquidity as of December 31, 2024				$5,711,220
(1)Represents outstanding principal, net of unamortized deferred financing costs, as of December 31, 2024.
Cash, cash equivalents, and restricted cash
As of December 31, 2024 and 2023, we had $559.8 million and $660.8 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash provided by operating activities, proceeds from real estate asset sales, sales of partial interests, strategic real estate joint ventures, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured senior notes payable, borrowings under our secured construction loans, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities and any common stock repurchases.
Cash flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	Change
Net cash provided by operating activities	$1,504,524	$1,630,550	$(126,026)
Net cash used in investing activities	$(1,510,695)	$(2,500,619)	$989,924
Net cash (used in) provided by financing activities	$(93,315)	$674,156	$(767,471)
Operating activities
Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the year ended December 31, 2024 decreased by $126.0 million to $1.5 billion, compared to $1.6 billion for the year ended December 31, 2023. The decrease was primarily due to the ground lease prepayment of $135.0 million made in December
2024 for a 24-year lease term extension to our existing ground lease agreement at the Alexandria Technology Square® Megacampus in our Cambridge submarket.

Investing activities
Cash used in investing activities for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	Increase (Decrease)
Sources of cash from investing activities:
Proceeds from sales of real estate	$1,220,206	$1,195,743	$24,463
Sales of and distributions from non-real estate investments	173,927	183,396	(9,469)
Change in escrow deposits	3,864	—	3,864
Return of capital from unconsolidated real estate joint ventures	2,916	—	2,916
	1,400,913	1,379,139	21,774
Uses of cash for investing activities:
Purchases of real estate	248,699	265,750	(17,051)
Additions to real estate	2,422,625	3,418,296	(995,671)
Change in escrow deposits	—	5,582	(5,582)
Investments in unconsolidated real estate joint ventures	3,927	658	3,269
Additions to non-real estate investments	236,357	189,472	46,885
	2,911,608	3,879,758	(968,150)

Net cash used in investing activities	$1,510,695	$2,500,619	$(989,924)
The decrease in net cash used in investing activities for the year ended December 31, 2024, compared to the year ended
December 31, 2023, was primarily due to a decreased use of cash for additions to real estate. Refer to Note 3 – “Investments in real estate” to our consolidated financial statements in Item 15 in this annual report on Form 10-K for additional information.
Financing activities
Cash flows (used in) provided by financing activities for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	Change
Borrowings under secured notes payable	$29,919	$59,957	$(30,038)
Repayments of borrowings under secured notes payable	(32)	(30)	(2)
Proceeds from issuance of unsecured senior notes payable	998,806	996,205	2,601
Borrowings under unsecured senior line of credit	—	1,245,000	(1,245,000)
Repayments of borrowings under unsecured senior line of credit	—	(1,245,000)	1,245,000
Proceeds from issuances under commercial paper program	13,010,600	9,234,000	3,776,600
Repayments of borrowings under commercial paper program	(13,110,600)	(9,134,000)	(3,976,600)
Payments of loan fees	(35,871)	(16,047)	(19,824)
Changes related to debt	892,822	1,140,085	(247,263)

Contributions from and sales of noncontrolling interests	306,473	547,391	(240,918)
Distributions to and purchases of noncontrolling interests	(308,636)	(245,091)	(63,545)
Proceeds from issuance of common stock	27,103	103,846	(76,743)
Repurchase of common stock	(50,107)	—	(50,107)
Dividends on common stock	(898,557)	(847,483)	(51,074)
Taxes paid related to net settlement of equity awards	(62,413)	(24,592)	(37,821)
Net cash (used in) provided by financing activities	$(93,315)	$674,156	$(767,471)

Capital resources
We expect that our principal liquidity needs for the year ending December 31, 2025 will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	2025 Guidance
	Range		Midpoint
Sources of capital:
Reduction in debt	$(40)	$(340)	$(190)
Net cash provided by operating activities after dividends	425	525	475
Dispositions and sales of partial interests(1)	1,200	2,200	1,700
Total sources of capital	$1,585	$2,385	$1,985

Uses of capital:
Construction	$1,450	$2,050	$1,750
Acquisitions and other opportunistic uses of capital(2)	—	200	100
Ground lease prepayment(3)	135	135	135
Total uses of capital	$1,585	$2,385	$1,985

Reduction in debt (included above):
Issuance of unsecured senior notes payable	$300	$900	$600
Repayment of secured notes payable	(600)	(600)	(600)
Unsecured senior line of credit, commercial paper program, and other	260	(640)	(190)
Net reduction in debt	$(40)	$(340)	$(190)

(1)As of the date of this report, our share of pending dispositions subject to negotiations aggregated $539.5 million. These transactions represent approximately 32% of the
$1.7 billion midpoint of our 2025 guidance range for dispositions and sales of partial interests.
(2)On December 9, 2024, we announced that our Board of Directors authorized a common stock repurchase program under which we may repurchase up to $500.0 million of our common stock in the open market, in privately negotiated transactions, or otherwise through December 31, 2025. In January 2025, we repurchased common stock aggregating $150.0 million at an average price per share of $97.26. As of the date of this report, the approximate value of shares authorized and remaining under this program was $299.9 million.
(3)Refer to Note 19 – “Subsequent events” to our consolidated financial statements in Item 15 for additional information.
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

Sources of capital
Net cash provided by operating activities after dividends
We expect to retain $425 million to $525 million of net cash flows from operating activities after payment of common stock dividends and distributions to noncontrolling interests for the year ending December 31, 2025. For purposes of this calculation, changes in operating assets and liabilities are excluded as they represent timing differences. For the year ending December 31, 2025, we expect our recently delivered projects, our development and redevelopment projects expected to be delivered, contributions from Same
Properties, and recently acquired income-producing properties to contribute increases in income from rentals, net operating income, and cash flows. We anticipate contractual near-term growth in annual net operating income (cash basis) of $70 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period.
Refer to “Cash flows” in Item 7 in this annual report on Form 10-K for a discussion of cash flows provided by operating activities for the year ended December 31, 2024.
Debt
We expect to fund a portion of our capital needs for 2025 from issuances under our commercial paper program, issuances of unsecured senior notes payable, borrowings under our unsecured senior line of credit, and/or borrowings under our secured construction loan.
As of December 31, 2024, our unsecured senior line of credit had aggregate commitments of $5.0 billion with an interest rate of SOFR plus 0.855%, and in September 2024, we extended the maturity date from January 22, 2028 to January 22, 2030. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.145% based on the aggregate commitments outstanding. Based upon our ability to achieve certain annual sustainability targets, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.
Based on certain sustainability metrics achieved in accordance with the terms of our unsecured senior line of credit agreement, the borrowing rate was reduced for a one-year period by two basis points to SOFR plus 0.855%, from SOFR plus 0.875%, and the facility fee was reduced by 0.5 basis point to 0.145% from 0.15%. As of December 31, 2024, we had no outstanding balance on our unsecured senior line of credit.
Our commercial paper program provides us with the ability to issue up to $2.5 billion of commercial paper notes with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance under our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit. The commercial paper notes sold during the year ended December 31, 2024 were issued at a weighted-
average yield to maturity of 5.30%. As of December 31, 2024, we had no outstanding balance on our commercial paper program.
In February 2024, we issued $1.0 billion of unsecured senior notes payable with a weighted-average interest rate of 5.48%
and a weighted-average maturity of 23.1 years. The unsecured senior notes consisted of $400.0 million of 5.25% unsecured senior notes due 2036 and $600.0 million of 5.625% unsecured senior notes due 2054.

The following table presents our average debt outstanding and weighted-average interest rates during the year ended
December 31, 2024 (dollars in thousands):

	Year Ended December 31, 2024
	Average Debt Outstanding	Weighted-Average Interest Rate
Long-term fixed-rate debt	$12,049,708	3.77%
Short-term variable-rate unsecured senior line of credit and commercial paper program debt	643,545	5.40
Blended-average interest rate	12,693,253	3.85
Loan fee amortization and annual facility fee related to unsecured senior line of credit	N/A	0.12
Total/weighted average	$12,693,253	3.97%

Real estate dispositions and sales of partial interests
We expect to continue to focus on the disciplined execution of select sales of real estate. Future sales will provide an important source of capital to fund a portion of pending and recently completed acquisitions, our development and redevelopment projects, and opportunistic share repurchases, and also provide significant capital for growth. We may also consider additional sales of partial interests in core Class A/A+ properties, development projects, and/or land. For the year ending December 31, 2025, we expect real estate dispositions and sales of partial interests in real estate assets to range from $1.2 billion to $2.2 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.
Refer to Note 3 – “Investments in real estate,” Note 4 – “Consolidated and unconsolidated real estate joint ventures,” and
Note 15 – “Stockholders’ equity” to our consolidated financial statements in Item 15 and “Dispositions and sales of partial interests” in
Item 2 in this annual report on Form 10-K for additional information on our real estate dispositions.
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
Common equity transactions
During the three months ended June 30, 2024, we entered into new forward equity sales agreements aggregating $28 million to sell 230 thousand shares of common stock under our ATM program at an average price per share of $122.32 (before underwriting discounts).
During the three months ended December 31, 2024, we settled all outstanding forward equity sales agreements by issuing
230 thousand shares of common stock at an average price per share of $120.93 and received net proceeds of $27.8 million, before offering costs. As of December 31, 2024, the remaining aggregate amount available under our ATM program for future sales of common stock was $1.47 billion.
Other sources
As a well-known seasoned issuer, we may, from time to time issue securities at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.
Additionally, we, together with joint venture partners, hold interests in real estate joint ventures that we consolidate in our financial statements. These existing joint ventures provide significant equity capital to fund a portion of our future construction spend, and our joint venture partners may also contribute equity into these entities for financing-related activities. From January 1, 2025 through December 31, 2028, we expect to receive capital contributions aggregating $684.1 million from existing consolidated real estate joint venture partners to fund construction. During the year ending December 31, 2025, contributions from noncontrolling interests from existing joint venture partners are expected to aggregate $230.0 million.

Uses of capital
Summary of capital expenditures
One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties.
We currently have projects in our development and redevelopment pipeline aggregating 4.4 million RSF of Class A/A+ properties undergoing construction and 1.9 million RSF of priority anticipated development and redevelopment projects. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to “New Class A/A+ development and redevelopment properties: current projects” in Item 2 and
“Summary of capital expenditures” in Item 7 in this annual report on Form 10-K for more information on our capital expenditures.
We capitalize interest cost as a cost of the project only during the period in which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the years ended December 31, 2024 and 2023 of $331.0 million and $364.0 million, respectively, was classified in investments in real estate in our consolidated balance sheets. The decrease in capitalized interest was related to a lower weighted-
average capitalized cost basis of $8.1 billion for the year ended December 31, 2024, as compared to $9.5 billion for the year ended
December 31, 2023, partially offset by an increase in weighted-average interest rate used to capitalize interest to 3.97% for the year ended December 31, 2024 from 3.79% for the year ended December 31, 2023.
Property taxes, insurance on real estate, and indirect project costs, such as construction, administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect costs related to development, redevelopment, pre-construction, and construction projects, aggregating $100.9 million and $108.4 million, and property taxes, insurance on real estate and indirect project costs aggregating $132.3 million and $129.1 million during the years ended December 31,
2024 and 2023, respectively.
The decrease in our capitalized costs for the year ended December 31, 2024, compared to the same period in 2023, was primarily driven by a reduction in the average real estate basis of our development and redevelopment pipeline following significant deliveries in 2023, most of which were placed into service during the fourth quarter of 2023. Pre-construction activities include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements. The advancement of pre-construction efforts is focused on reducing the time required to deliver projects to prospective tenants. These critical activities add significant value for future ground-up development and are required for the vertical construction of buildings. Should we cease activities necessary to prepare an asset for its intended use, the interest, taxes, insurance, and certain other direct and indirect project costs related to the asset would be expensed as incurred. Expenditures for repairs and maintenance are expensed as incurred.
Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $56.4 million for the year ended December 31, 2024.
We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the year ended
December 31, 2024, we capitalized total initial direct leasing costs of $91.8 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.

Real estate acquisitions and common stock repurchase program
On December 9, 2024, we announced that our Board of Directors authorized a common stock repurchase program under which we may repurchase up to $500.0 million of our common stock in the open market, in privately negotiated transactions, or otherwise through December 31, 2025. Share repurchases are expected to be funded on a leverage-neutral basis with net cash provided by operating activities after dividends and proceeds from dispositions and sales of partial interests.
•In December 2024, we repurchased 496,276 shares of common stock.
•From January 1, 2025 through January 27, 2025, we repurchased 1.5 million shares of additional common stock.
•As of the date of this report, cumulative repurchases under the program aggregated $200.1 million and 2.0 million shares of common stock at an average price per share of $98.16.
•As of the date of this report, the approximate value of shares authorized and remaining under this program was $299.9 million.
For the year ending December 31, 2025, we expect real estate acquisitions and common stock repurchases to range from $—
to $200 million. Refer to “Acquisitions” in Note 3 – “Investments in real estate” and to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements in Item 15 and “Acquisitions” in Item 2 in this annual report on Form 10-K for information on our acquisitions.
Dividends
During the years ended December 31, 2024 and 2023, we paid common stock dividends of $898.6 million and $847.5 million, respectively. The increase of $51.1 million in dividends paid on our common stock during the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily due to an increase in the number of common shares outstanding subsequent to January 1, 2023 as a result of settled forward equity sales agreements, and an increase in the related dividends to $5.14 per common share paid during the year ended December 31, 2024 from $4.90 per common share paid during the year ended
December 31, 2023.
Secured notes payable
Secured notes payable as of December 31, 2024 consisted of three notes secured by two properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 7.51%.
As of December 31, 2024, the total book value of our investments in real estate securing debt was approximately $368.2 million. As of
December 31, 2024, our secured notes payable, including unamortized discounts and deferred financing costs, comprised approximately $587 thousand and $149.3 million of fixed-rate debt and unhedged variable-rate debt, respectively.
As of December 31, 2024, our unconsolidated real estate joint venture in which we hold a 10% ownership interest, located at
1655 and 1725 Third Street in our Mission Bay submarket, has a $600.0 million secured loan outstanding maturing on March 10, 2025.
The unconsolidated real estate joint venture is in the process of refinancing approximately $500 million of this debt with a new secured note payable, which is expected to close in the first quarter of 2025. The remaining debt balance of approximately $100 million will be repaid through contributions from the unconsolidated joint venture partners. We expect to contribute our share of approximately $10 million in the first quarter of 2025.
Unsecured senior notes payable and unsecured senior line of credit
The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of December 31, 2024 were as follows:

Covenant Ratios(1)	Requirement	December 31, 2024
Total Debt to Total Assets	Less than or equal to 60%	29%
Secured Debt to Total Assets	Less than or equal to 40%	0.4%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	11.0x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	330%
(1)All covenant ratio titles utilize terms as defined in the respective debt agreements.
(2)The calculation of consolidated EBITDA is based on the definitions contained in our loan agreements and is not directly comparable to the computation of EBITDA as described in Exchange Act Release No. 47226.
In addition, the terms of the indentures, among other things, limit the ability of the Company, Alexandria Real Estate Equities,
L.P., and the Company’s subsidiaries to (i) consummate a merger, or consolidate, or sell all or substantially all of the Company’s assets and (ii) incur certain secured or unsecured indebtedness.

The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of December 31, 2024 were as follows:

Covenant Ratios(1)	Requirement	December 31, 2024
Leverage Ratio	Less than or equal to 60.0%	29.5%
Secured Debt Ratio	Less than or equal to 45.0%	0.3%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.91x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	10.38x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.
Estimated interest payments
Estimated interest payments on our fixed-rate debt are calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of December 31, 2024, 98.8% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our consolidated financial statements in
Item 15 in this annual report on Form 10-K.
Ground lease obligations
Ground lease obligations as of December 31, 2024 included leases for 32 of our properties and accounted for approximately
8% of our total number of properties. Among these 32 properties, 17 properties are subject to ground leases with a weighted-average remaining lease term of 41 years, including extension options that we are reasonably certain to exercise. These leases are with a single lessor in our Greater Stanford submarket with whom we have extended three ground leases over the past 10 years.
Our remaining 15 properties subject to ground leases are located across multiple submarkets and have remaining lease terms ranging from approximately 46 to 82 years. The weighted-average remaining lease term of these ground leases is 71 years, including extension options that we are reasonably certain to exercise.
In many cases, we seek to extend our ground leases well ahead of their scheduled contractual expirations. If we are successful in extending ground leases, we could see significant up-front or increased recurring future payments to the ground lessor and/or increased ground lease expense, which may require us to increase our capital funding needs.
Operating lease agreements
As of December 31, 2024, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $925.0 million and $24.4 million, respectively. As of December 31, 2024, our operating lease liability, calculated as the present value of the remaining payments aggregating $949.4 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $507.1 million, which was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheet. As of December 31, 2024, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 56 years, including extension options that we are reasonably certain to exercise, and the weighted-average discount rate was 4.9%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated
$764.5 million. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to “Lease accounting” in
Note 2 – “Summary of significant accounting policies” to our consolidated financial statements in Item 15 in this annual report on
Form 10-K for additional information.
Included in the aforementioned December 31, 2024 balances is the ground lease recorded in July 2024 upon our execution of an amendment to our existing ground lease agreement at the Alexandria Technology Square®  Megacampus aggregating
1.2 million RSF in our Cambridge submarket, which extended the term by 24 years from January 1, 2065 to December 31, 2088. The amendment required that we prepay our entire rent obligation for the extended lease term aggregating $270.0 million in two equal installments during the fourth quarter of 2024 and the first quarter of 2025. During the three months ended December 31, 2024, we made the first installment payment aggregating $135.0 million. As of December 31, 2024, the second installment payment aggregating
$135.0 million remained outstanding and was paid on January 14, 2025. Alexandria Technology Square® is a foundational Megacampus in the heart of the global life science ecosystem in Cambridge and is the Greater Boston base of operations of key strategic tenants such as GlaxoSmithKline plc, Novartis AG, Massachusetts Institute of Technology, and Mass General Brigham. Securing this ground lease through December 2088 significantly enhances the long-term value of our investment in this critical Megacampus.

Commitments
As of December 31, 2024, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.0 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain projects, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $29.5 million.
We are committed to funding approximately $399.2 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV and expire at various dates over the next 12 years, with a weighted-average expiration of 8.2 years as of December 31, 2024.
As of December 31, 2024, the second installment payment related to the amendment of our existing ground lease agreement at the Alexandria Technology Square® Megacampus aggregating $135.0 million remained outstanding and was paid on January 14,
2025. Refer to “Operating lease agreements” above for additional details.
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
Foreign currency translation gains and losses
The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate
Equities, Inc.’s stockholders during the year ended December 31, 2024 primarily due to the changes in the foreign exchange rates for our real estate investments in Canada (in thousands). We reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

	Total
Balance as of December 31, 2023	$(15,896)

Other comprehensive loss before reclassifications	(29,719)
Reclassification adjustment for loss included in net income	(637)	(1)
Net other comprehensive loss	(30,356)

Balance as of December 31, 2024	$(46,252)
(1)Primarily relates to the completion of the sale of one property in our Canada market during the three months ended December 31, 2024 and substantial liquidation of the associated foreign entity.
Inflation
As of December 31, 2024, approximately 92% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 97% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3% that were either fixed or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of our variable-rate borrowings, including borrowings under our unsecured senior line of credit and commercial paper program, issuances of unsecured senior notes payable, and borrowings under our secured construction loans, and secured loans held by our unconsolidated real estate joint ventures.
In addition, refer to “Item 1A. Risk factors” in this annual report on Form 10-K for a discussion about risks that inflation directly or indirectly may pose to our business.

Issuer and guarantor subsidiary summarized financial information
Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor
Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents on a combined basis, balance sheet information as of December 31, 2024 and 2023, and results of operations and comprehensive income for the years ended December 31, 2024 and 2023 for the Issuer and the Guarantor Subsidiary. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary, (ii) the
Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’
interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the Guarantor Subsidiary generally based on legal entity ownership.
The following tables present combined summarized financial information as of December 31, 2024 and 2023 and for the years ended December 31, 2024 and 2023 for the Issuer and Guarantor Subsidiary. Amounts provided do not represent our total consolidated amounts (in thousands):

	December 31,
	2024	2023
Assets:
Cash, cash equivalents, and restricted cash	$103,993	$210,755
Other assets	153,913	115,373
Total assets	$257,906	$326,128

Liabilities:
Unsecured senior notes payable	$12,094,465	$11,096,028
Unsecured senior line of credit and commercial paper	—	99,952
Other liabilities	542,322	504,659
Total liabilities	$12,636,787	$11,700,639

	Year Ended December 31,
	2024	2023
Total revenues	$59,023	$54,230
Total expenses	(349,437)	(273,990)
Net loss	(290,414)	(219,760)
Net income attributable to unvested restricted stock awards	(13,394)	(11,195)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(303,808)	$(230,955)

As of December 31, 2024, 376 of our 391 properties were held indirectly by the REIT’s wholly owned consolidated subsidiary,
Alexandria Real Estate Equities, L.P.

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
Our critical accounting estimates are defined as accounting estimates or assumptions made in accordance with GAAP, which involve a significant level of estimation uncertainty or subjectivity and have had or are reasonably likely to have a material impact on our financial condition or results of operations. Our significant accounting policies, which utilize these critical accounting estimates, are described in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements in Item 15 in this annual report on Form 10-K. Our critical accounting estimates are described below.
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
We completed acquisitions of two properties for a total purchase price of $249.4 million during the year ended December 31,
2024. These transactions were accounted for as asset acquisitions, and the purchase price of each was allocated based on the relative fair values of the assets acquired and liabilities assumed. Refer to “Investments in real estate” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements in Item 15 in this annual report on Form 10-K for additional information.
Impairment of long-lived assets
Impairment of real estate assets classified as held for sale
A property is classified as held for sale when all of the accounting criteria for a plan of sale have been met. These criteria are described in “Investments in real estate” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements in Item 15 in this annual report on Form 10-K. Upon classification as held for sale, we recognize an impairment charge, if necessary, to lower the carrying amount of the real estate asset to its estimated fair value less cost to sell. The determination of fair value can involve significant judgments and assumptions. We develop key assumptions based on the following available factors: (i)
contractual sales price, (ii) preliminary non-binding letters of intent, or (iii) other available comparable market information. If this information is not available, we use estimated replacement costs or estimated cash flow projections that utilize estimated discount and capitalization rates. These estimates are subject to uncertainty and therefore require significant judgment by us. We review all assets held for sale each reporting period to determine whether the existing carrying amounts are fully recoverable in comparison to their estimated fair values less costs to sell. Subsequently, as a result of our quarterly assessment, we may recognize an incremental impairment charge for any decrease in the asset’s fair value less cost to sell. Conversely, we may recognize a gain for a subsequent increase in fair value less cost to sell, limited to the cumulative net loss previously recognized.

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
Triggering events or impairment indicators for long-lived assets to be held and used, including our rental properties, CIP, land held for development, and intangibles, are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, projected rental rates, exit capitalization rates, and construction costs for projects under development, which are based on available market information, current and historical operating results, known trends, current market/
economic conditions that may affect the property, and our assumptions about the use of the asset, including, if necessary, a probability-
weighted approach if multiple outcomes are under consideration.
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
Our investments in privately held entities that do not report NAV per share require our evaluation for impairment when changes in these entities’ conditions may indicate that an impairment exists. We closely monitor these investments throughout the year for new developments, including operating results, prospects and results of clinical trials, new product initiatives, new collaborative agreements, capital-raising events, and merger and acquisition activities. We evaluate these investees on the basis of a qualitative assessment for indicators of impairment by monitoring the presence of the following triggering events or impairment indicators: (i) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic, or technological environment of the investee, (iii) a significant adverse change in the general market condition, including the research and development of technology and products that the investee is bringing or attempting to bring to the market, (iv) significant concerns about the investee’s ability to continue as a going concern, and/or (v) a decision by investors to cease providing support to reduce their financial commitment to the investee. If such indicators are present, we are required to estimate the investment’s fair value and immediately recognize an impairment loss in an amount equal to the investment’s carrying value in excess of its estimated fair value. As of each December 31, 2024, 2023, and 2022, the carrying amounts of our investments in privately held entities that do not report NAV per share accounted for 2%, 1%, and 2% of our total assets and aggregated
$575.2 million, $542.9 million, and $582.7 million, respectively. During the years ended December 31, 2024, 2023, and 2022, we recognized impairment charges aggregating 10%, 14%, and 4%, respectively, of the carrying amounts of our investments in privately held entities that do not report NAV.

Monitoring of tenant credit quality
We monitor, on an ongoing basis, the credit quality and any related material changes of our tenants by (i) monitoring the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our tenants and their respective businesses and industries in which they conduct business, and (iv) monitoring the timeliness of lease payments. We have a team of employees who, among them, have an extensive educational background or experience in biology, chemistry, industrial biotechnology, agtech, and the life science industry, as well as knowledge in finance. This team is responsible for timely assessment, monitoring, and communication of our tenants’ credit quality and any material changes therein. During the years ended December 31, 2024, 2023, and 2022, specific write-offs and increases to our general allowance related to deferred rent balances of tenants recognized in our consolidated statements of operations have not exceeded 0.8% of our income from rentals for each respective year. For additional information, refer to “Monitoring of tenant credit quality” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements in Item 15 in this annual report on Form 10-K for additional information.

Definitions and reconciliations
This section contains additional information on certain non-GAAP financial measures including reconciliations to the most directly comparable financial measure calculated and presented in accordance with GAAP and the reasons why we use these supplemental measures of performance and believe they provide useful information to investors, as well as the definitions of other terms used in this annual report on Form 10-K.
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
We compute funds from operations, as adjusted, as funds from operations calculated in accordance with the Nareit White
Paper, excluding significant gains, losses, and impairments realized on non-real estate investments, unrealized gains or losses on non-
real estate investments, impairment of real estate primarily consisting of pre-acquisition costs incurred in connection with acquisitions we decided to no longer pursue, gains or losses on early extinguishment of debt, provision for expected credit losses on financial instruments, significant termination fees, acceleration of stock compensation expense due to the resignations of executive officers, deal costs, the income tax effect related to such items, and the amount of such items that is allocable to our unvested restricted stock awards. We compute the amount that is allocable to our unvested restricted stock awards using the two-class method. Under the two-
class method, we allocate net income (after amounts attributable to noncontrolling interests) to common stockholders and to unvested restricted stock awards by applying the respective weighted-average shares outstanding during each quarter-to-date and year-to-date period. This may result in a difference of the summation of the quarter-to-date and year-to-date amounts. Neither funds from operations nor funds from operations, as adjusted, should be considered as alternatives to net income (determined in accordance with GAAP) as indications of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as measures of liquidity, nor are they indicative of the availability of funds for our cash needs, including our ability to make distributions.
The following table reconciles net income to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three months and year ended
December 31, 2024 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	December 31, 2024		December 31, 2024
	Three Months Ended	Year Ended	Three Months Ended	Year Ended
Net income	$46,150	$187,784	$6,635	$7,059
Depreciation and amortization of real estate assets	34,986	129,711	1,061	4,238
Gain on sales of real estate	(5,025)	(5,025)	(3,328)	(3,328)
Funds from operations	$76,111	$312,470	$4,368	$7,969

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
stockholders – diluted, as adjusted, and the related per share amounts for the years ended December 31, 2024, 2023, and 2022 (in thousands, except per share amounts). Per share amounts may not add due to rounding.

	Year Ended December 31,
	2024		2023	2022
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$309,555		$92,444	$513,268
Depreciation and amortization of real estate assets	1,191,524		1,080,529	988,363
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(129,711)		(115,349)	(107,591)
Our share of depreciation and amortization from unconsolidated real estate JVs	4,238		3,589	3,666
Gain on sales of real estate	(127,615)	(1)	(277,037)	(537,918)
Impairment of real estate – rental properties and land	192,455	(2)	450,428	20,899
Allocation to unvested restricted stock awards	(8,696)		(5,175)	(1,118)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(3)	1,431,750		1,229,429	879,569
Unrealized losses on non-real estate investments	112,246		201,475	412,193
Impairment of non-real estate investments	58,090	(4)	74,550	20,512
Impairment of real estate	30,613	(2)	10,686	44,070
Loss on early extinguishment of debt	—		—	3,317
Acceleration of stock compensation expense due to executive officer resignations	—		20,295	7,185
Provision for expected credit losses on financial instruments	(434)	(5)	—	—
Allocation to unvested restricted stock awards	(3,188)		(4,121)	(5,137)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1,629,077		$1,532,314	$1,361,709
(1)Includes our share of gain on real estate from one unconsolidated real estate joint venture and one consolidated real estate joint venture. Refer to Note 4 –
“Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements in Item 15 for additional information.
(2)Refer to “Sales of real estate assets and impairment charges” in Note 3 – “Investments in real estate” to our consolidated financial statements in Item 15 for additional information.
(3)Calculated in accordance with standards established by the Nareit Board of Governors.
(4)Primarily related to five non-real estate investments in privately held entities that do not report NAV. Refer to Note 7 – “Investments” to our consolidated financial statements in Item 15 for additional information.
(5)Represents an adjustment to the provision for expected credit losses for a direct financing lease, as well as the initial recognition of a provision for expected credit losses for two notes receivable issued in connection with dispositions completed during the three months ended December 31, 2024. Refer to Note 5 – “Leases” and Note 8 –
“Other assets” to our consolidated financial statements in Item 15 for additional information.

	Year Ended December 31,
(Per share)	2024	2023	2022
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$1.80	$0.54	$3.18
Depreciation and amortization of real estate assets	6.20	5.67	5.47
Gain on sales of real estate	(0.74)	(1.62)	(3.33)
Impairment of real estate – rental properties and land	1.12	2.64	0.13
Allocation to unvested restricted stock awards	(0.06)	(0.04)	(0.01)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	8.32	7.19	5.44
Unrealized losses on non-real estate investments	0.65	1.18	2.55
Impairment of non-real estate investments	0.34	0.44	0.13
Impairment of real estate	0.18	0.06	0.27
Loss on early extinguishment of debt	—	—	0.02
Acceleration of stock compensation expense due to executive officer resignations	—	0.12	0.04
Allocation to unvested restricted stock awards	(0.02)	(0.02)	(0.03)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$9.47	$8.97	$8.42

Weighted-average shares of common stock outstanding – diluted(1)	172,071	170,909	161,659
(1)Refer to “Weighted-average shares of common stock outstanding – diluted” in this section for additional information.

Adjusted EBITDA and Adjusted EBITDA margin
We use Adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-
making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization (“EBITDA”), excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, impairments of real estate, provision for expected credit losses on financial instruments, and significant termination fees. Adjusted EBITDA also excludes unrealized gains or losses and significant realized gains or losses and impairments that result from our non-real estate investments. These non-real estate investment amounts are classified in our consolidated statements of operations outside of total revenues.
We believe Adjusted EBITDA provides investors with relevant and useful information as it allows investors to evaluate the operating performance of our business activities without having to account for differences recognized because of investing and financing decisions related to our real estate and non-real estate investments, our capital structure, capital market transactions, and variances resulting from the volatility of market conditions outside of our control. For example, we exclude gains or losses on the early extinguishment of debt to allow investors to measure our performance independent of our indebtedness and capital structure. We believe that adjusting for the effects of impairments and gains or losses on sales of real estate, significant impairments and realized gains or losses on non-real estate investments, provision for expected credit losses on financial instruments, and significant termination fees allows investors to evaluate performance from period to period on a consistent basis without having to account for differences recognized because of investing and financing decisions related to our real estate and non-real estate investments or other corporate activities that may not be representative of the operating performance of our properties.
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
We are not able to forecast the net income of future periods without unreasonable effort and therefore do not provide a reconciliation for Adjusted EBITDA on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as quarterly components such as gain on sales of real estate, unrealized gains or losses on non-real estate investments, impairment of real estate, impairment of non-real estate investments, and provision for expected credit losses on financial instruments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would be potentially misleading for our investors.

The following table reconciles net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and calculates the Adjusted EBITDA margin for the three months and years ended
December 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
Net (loss) income	$(16,095)	$(42,658)	$510,733	$280,994
Interest expense	55,659	31,967	185,838	74,204
Income taxes	1,855	1,322	6,678	5,887
Depreciation and amortization	330,108	285,246	1,202,380	1,093,473
Stock compensation expense	12,477	34,592	59,634	82,858
Gain on sales of real estate	(101,806)	(62,227)	(129,312)	(277,037)
Unrealized losses (gains) on non-real estate investments	79,776	(19,479)	112,246	201,475
Impairment of real estate	186,564	271,890	223,068	461,114
Impairment of non-real estate investments	20,266	23,094	58,090	74,550
Provision for expected credit losses on financial instruments	(434)	—	(434)	—
Adjusted EBITDA	$568,370	$523,747	$2,228,921	$1,997,518

Total revenues	$788,945	$757,216	$3,116,394	$2,885,699

Adjusted EBITDA margin	72%	69%	72%	69%
Annual rental revenue
Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP, including the amortization of deferred revenue related to tenant-funded and tenant-built landlord improvements, for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of December 31, 2024, approximately 92% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of
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
Class A/A+ properties and AAA locations
Class A/A+ properties are properties clustered in AAA locations that provide innovative tenants with highly dynamic and collaborative environments that enhance their ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. These properties are typically well-located, professionally managed, and well-maintained, offering a wide range of amenities and featuring premium construction materials and finishes. Class A/A+ properties are generally newer or have undergone substantial redevelopment and are generally expected to command higher annual rental rates compared to other classes of similar properties. AAA locations are in close proximity to concentrations of specialized skills, knowledge, institutions, and related businesses. It is important to note that our definition of property classification may not be directly comparable to other equity REITs.
Development, redevelopment, and pre-construction
A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new
Class A/A+ properties, as well as property enhancements identified during the underwriting of certain acquired properties. These efforts are primarily concentrated in collaborative Megacampus™ ecosystems within AAA life science innovation clusters, as well as other strategic locations that support innovation and growth. These projects are generally focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of a wide range of tenants. Upon completion, each development or redevelopment project is expected to generate increases in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.
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
The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and computes fixed-charge coverage ratio for the three months and years ended December 31,
2024 and 2023 (dollars in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2024	2023	2024	2023
Adjusted EBITDA	$568,370	$523,747	$2,228,921	$1,997,518

Interest expense	$55,659	$31,967	$185,838	$74,204
Capitalized interest	81,586	89,115	330,961	363,978
Amortization of loan fees	(4,620)	(4,059)	(17,130)	(15,486)
Amortization of debt discounts	(333)	(309)	(1,309)	(1,207)
Cash interest and fixed charges	$132,292	$116,714	$498,360	$421,489

Fixed-charge coverage ratio:
– quarter annualized	4.3x	4.5x	N/A	N/A
– trailing 12 months	N/A	N/A	4.5x	4.7x
We are not able to forecast the net income of future periods without unreasonable effort and therefore do not provide a reconciliation for fixed-charge coverage ratio on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as quarterly components such as gain on sales of real estate, unrealized gains or losses on non-real estate investments, impairment of real estate, impairment of non-real estate investments, and provision for expected credit losses on financial instruments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would be potentially misleading for our investors.
Gross assets
Gross assets are calculated as total assets plus accumulated depreciation as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Total assets	$37,527,449	$36,771,402
Accumulated depreciation	5,625,179	4,985,019
Gross assets	$43,152,628	$41,756,421

Incremental annual net operating income on development and redevelopment projects
Incremental annual net operating income represents the amount of net operating income, on an annual basis, expected to be realized upon a project being placed into service and achieving full occupancy. Incremental annual net operating income is calculated as the initial stabilized yield multiplied by the project’s total cost at completion.
Initial stabilized yield (unlevered)
Initial stabilized yield is calculated as the estimated amounts of net operating income at stabilization divided by our investment in the property. For this calculation, we exclude any tenant-funded and tenant-built landlord improvements from our investment in the property. Our initial stabilized yield excludes the benefit of leverage. Our cash rents related to our development and redevelopment projects are generally expected to increase over time due to contractual annual rent escalations. Our estimates for initial stabilized yields, initial stabilized yields (cash basis), and total costs at completion represent our initial estimates at the commencement of the project. We expect to update this information upon completion of the project, or sooner if there are significant changes to the expected project yields or costs.
•Initial stabilized yield reflects rental income, including contractual rent escalations and any rent concessions over the term(s) of the lease(s), calculated on a straight-line basis, and any amortization of deferred revenue related to tenant-
funded and tenant-built landlord improvements.
•Initial stabilized yield (cash basis) reflects cash rents at the stabilization date after initial rental concessions, if any, have elapsed and our total cash investment in the property.
Investment-grade or publicly traded large cap tenants
Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended December 31, 2024, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Ratings and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decrease below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.
Investments in real estate
The following table presents our new Class A/A+ development and redevelopment pipeline, excluding properties held for sale, as a percentage of gross assets and as a percentage of annual rental revenue as of December 31, 2024 (dollars in thousands):

		Percentage of
	Book Value	Gross Assets	Annual Rental Revenue
Under construction projects	$3,893,557	9%	—%
Income-producing/potential cash flows/covered land play(1)	2,965,853	7	1
Land	1,759,317	4	—
	$8,618,727	20%	1%

(1)Includes projects with existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses.

The square footage presented in the table below is classified as operating as of December 31, 2024. These lease expirations or vacant space at recently acquired properties represent future opportunities for which we have the intent, subject to market conditions and leasing, to commence first-time conversion from non-laboratory space to laboratory space, or to commence future ground-up development:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2025	2026	Thereafter(1)	Total
Priority anticipated projects:
311 Arsenal Street/Cambridge/Inner Suburbs	Redev	25,312	—	—	25,312
10210 Campus Point Drive/University Town Center	Dev	9,558	—	52,620	62,178
1020 Red River Street/Austin	Redev	126,034	—	—	126,034
		160,904	—	52,620	213,524
Future projects:
446, 458, 500, and 550 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	375,898	375,898
Other/Greater Boston	Redev	—	—	167,549	167,549
1122 and 1150 El Camino Real/South San Francisco	Dev	—	—	375,232	375,232
3875 Fabian Way/Greater Stanford	Dev	—	—	228,000	228,000
2100, 2200, and 2400 Geng Road/Greater Stanford	Dev	—	—	78,501	78,501
960 Industrial Road/Greater Stanford	Dev	—	—	112,590	112,590
Campus Point by Alexandria/University Town Center	Dev	269,048	—	101,966	371,014
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	686,290	686,290
410 West Harrison Street/Elliott Bay	Dev	—	—	17,205	17,205
Other/Seattle	Dev	—	—	75,663	75,663
100 Capitola Drive/Research Triangle	Dev	—	—	34,527	34,527
1001 Trinity Street/Austin	Dev	72,938	—	—	72,938
Canada	Redev	—	—	247,743	247,743
		341,986	—	2,501,164	2,843,150
		502,890	—	2,553,784	3,056,674

(1)Includes vacant square footage as of December 31, 2024.
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
Megacampus™
A Megacampus ecosystem is a cluster campus that consist of approximately 1 million RSF or more, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. The following table reconciles our annual rental revenue and development and redevelopment pipeline RSF as of December 31, 2024 (dollars in thousands):

	Annual Rental Revenue	Development and Redevelopment Pipeline RSF
Megacampus	$1,605,730	20,130,433
Core and non-core	487,258	9,392,253
Total	$2,092,988	29,522,686

Megacampus as a percentage of annual rental revenue and of total development and redevelopment pipeline RSF	77%	68%
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
We are not able to forecast the net income of future periods without unreasonable effort and therefore do not provide a reconciliation for net debt and preferred stock to Adjusted EBITDA on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as quarterly components such as gain on sales of real estate, unrealized gains or losses on non-real estate investments, impairment of real estate, impairment of non-real estate investments, and provision for expected credit losses on financial instruments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would be potentially misleading for our investors.

The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of
December 31, 2024 and 2023 (dollars in thousands):

	December 31,
	2024	2023
Secured notes payable	$149,909	$119,662
Unsecured senior notes payable	12,094,465	11,096,028
Unsecured senior line of credit and commercial paper	—	99,952
Unamortized deferred financing costs	77,649	76,329
Cash and cash equivalents	(552,146)	(618,190)
Restricted cash	(7,701)	(42,581)
Preferred stock	—	—
Net debt and preferred stock	$11,762,176	$10,731,200

Adjusted EBITDA:
– quarter annualized	$2,273,480	$2,094,988
– trailing 12 months	$2,228,921	$1,997,518

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.2x	5.1x
– trailing 12 months	5.3x	5.4x
Net operating income, net operating income (cash basis), and operating margin
The following table reconciles net income to net operating income and net operating income (cash basis) and computes operating margin for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Net income	$510,733	$280,994	$670,701

Equity in earnings of unconsolidated real estate joint ventures	(7,059)	(980)	(645)
General and administrative expenses	168,359	199,354	177,278
Interest expense	185,838	74,204	94,203
Depreciation and amortization	1,202,380	1,093,473	1,002,146
Impairment of real estate	223,068	461,114	64,969
Loss on early extinguishment of debt	—	—	3,317
Gain on sales of real estate	(129,312)	(277,037)	(537,918)
Investment loss	53,122	195,397	331,758
Net operating income	2,207,129	2,026,519	1,805,809
Straight-line rent revenue	(143,329)	(133,917)	(118,003)
Amortization of deferred revenue related to tenant-funded and -built landlord improvements	(1,543)	—	—
Amortization of acquired below-market leases	(85,679)	(93,331)	(74,346)
Provision for expected credit losses on financial instruments	(434)	—	—
Net operating income (cash basis)	$1,976,144	$1,799,271	$1,613,460

Net operating income (from above)	$2,207,129	$2,026,519	$1,805,809
Total revenues	$3,116,394	$2,885,699	$2,588,962
Operating margin	71%	70%	70%

Net operating income is a non-GAAP financial measure calculated as net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding equity in the earnings of our unconsolidated real estate joint ventures, general and administrative expenses, interest expense, depreciation and amortization, impairments of real estate, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and investment income or loss. We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe net operating income is a useful measure for investors to evaluate the operating performance of our consolidated real estate assets. Net operating income on a cash basis is net operating income adjusted to exclude the effect of straight-line rent, amortization of acquired above- and below-market lease revenue, amortization of deferred revenue related to tenant-funded and tenant-built landlord improvements, and provision for expected credit losses on financial instruments adjustments required by GAAP. We believe that net operating income on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent revenue and the amortization of acquired above- and below-market leases and tenant-funded and tenant-built landlord improvements.
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
Therefore, we do not consider these activities to be an indication of operating performance of our real estate assets at the property level. Our calculation of net operating income also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt and provision for expected credit losses on financial instruments, as these charges often relate to corporate strategy. Property operating expenses included in determining net operating income primarily consist of costs that are related to our operating properties, such as utilities, repairs, and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, rent, and supplies that are incurred as part of corporate office management. We calculate operating margin as net operating income divided by total revenues.
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

Same property comparisons
As a result of changes within our total property portfolio during the comparative periods presented, including changes from assets acquired or sold, properties placed into development or redevelopment, and development or redevelopment properties recently placed into service, the consolidated total income from rentals, as well as rental operating expenses in our operating results, can show significant changes from period to period. In order to supplement an evaluation of our results of operations over a given quarterly or annual period, we analyze the operating performance for all consolidated properties that were fully operating for the entirety of the comparative periods presented, referred to as same properties. We separately present quarterly and year-to-date same property results to align with the interim financial information required by the SEC in our management’s discussion and analysis of our financial condition and results of operations. These same properties are analyzed separately from properties acquired subsequent to the first day in the earliest comparable quarterly or year-to-date period presented, properties that underwent development or redevelopment at any time during the comparative periods, unconsolidated real estate joint ventures, properties classified as held for sale, and corporate entities (legal entities performing general and administrative functions), which are excluded from same property results. Additionally, termination fees, if any, are excluded from the results of same properties. Refer to “Same properties” in Item 7 in this annual report on
Form 10-K for additional information.
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
We classify rental revenues and tenant recoveries generated through the leasing of real estate assets within revenues in income from rentals in our consolidated statements of operations. We provide investors with a separate presentation of rental revenues and tenant recoveries in “Results of operations” in Item 7 in this annual report on Form 10-K because we believe it promotes investors’
understanding of our operating results. We believe that the presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect to net income for any significant variability to components of our operating expenses.
The following table reconciles income from rentals to tenant recoveries for the years ended December 31, 2024, 2023, and
2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income from rentals	$3,049,706	$2,842,456	$2,576,040
Rental revenues	(2,304,339)	(2,143,971)	(1,950,098)
Tenant recoveries	$745,367	$698,485	$625,942

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Unencumbered net operating income	$2,192,608	$2,022,177	$1,790,033
Encumbered net operating income	14,521	4,342	15,776
Total net operating income	$2,207,129	$2,026,519	$1,805,809
Unencumbered net operating income as a percentage of total net operating income	99.3%	99.8%	99.1%
Weighted-average shares of common stock outstanding – diluted
From time to time, we enter into capital market transactions, including forward equity sales agreements (“Forward
Agreements”), to fund acquisitions, to fund construction of our development and redevelopment projects, and for general working capital purposes. While the Forward Agreements are outstanding, we are required to consider the potential dilutive effect of our Forward
Agreements under the treasury stock method. Under this method, we also include the dilutive effect of unvested restricted stock awards
(“RSAs”) with forfeitable rights to dividends in the calculation of diluted shares. Refer to Note 12 – “Earnings per share” and Note 15 –
“Stockholders’ equity” to our consolidated financial statements in Item 15 in this annual report on Form 10-K for additional information.
The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the years ended December 31, 2024, 2023, and 2022 are calculated as follows. Also shown are the weighted-average unvested RSAs with nonforfeitable rights to dividends used in calculating the amounts allocable to these awards pursuant to the two-class method for each of the respective periods presented below
(in thousands):

	Year Ended December 31,
	2024	2023	2022
Basic shares for earnings per share	172,071	170,909	161,659
Unvested RSAs with forfeitable rights to dividends	—	—	—
Forward Agreements	—	—	—
Diluted shares for earnings per share	172,071	170,909	161,659

Basic shares for funds from operations per share and funds from operations per share, as adjusted	172,071	170,909	161,659
Unvested RSAs with forfeitable rights to dividends	—	—	—
Forward Agreements	—	—	—
Diluted shares for funds from operations per share, and funds from operations per share, as adjusted	172,071	170,909	161,659

Weighted-average unvested RSAs with nonforfeitable rights to dividends used in the allocations of net income, funds from operations, and funds from operations, as adjusted	2,779	2,325	1,723

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
Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates, assuming a zero percent interest rate floor, on our fixed- and variable-rate debt as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(350)	$(339)
Rate decrease of 1%	$350	$339

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(753,483)	$(742,460)
Rate decrease of 1%	$860,921	$847,335
These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of
December 31, 2024 and 2023, respectively. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.
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
not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Equity price risk:
Fair value increase of 10%	$147,699	$144,952
Fair value decrease of 10%	$(147,699)	$(144,952)

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
relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$17	$311
Rate decrease of 10%	$(17)	$(311)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$36,644	$37,346
Rate decrease of 10%	$(36,644)	$(37,346)
The sensitivity analyses assume a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.
Our exposure to market risk elements for the year ended December 31, 2024 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is included as a separate section in this annual report on Form 10-K. Refer to “Item 15.
Exhibits and financial statement schedules.”
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of December 31, 2024, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31,
2024 and 2023. In making its assessment, management has utilized the criteria set forth in the 2013 framework issued by the
Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (COSO 2013).
Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of
December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by
Ernst & Young LLP, an independent registered accounting firm, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Alexandria Real Estate Equities, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Alexandria Real Estate Equities, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (2013 framework) (the COSO criteria). In our opinion, Alexandria Real Estate Equities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB),
the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2024 and the related notes and financial statement schedule listed in the Index at Item 15(a)
and our report dated January 27, 2025, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
January 27, 2025

ITEM 9B. OTHER INFORMATION
Disclosure of 10b5-1 plans
During the three months ended December 31, 2024, the following officers had adopted a “Rule 10b5-1 trading arrangement”
as follows:
On December 12, 2024, Marc E. Binda, our Chief Financial Officer and Treasurer, entered into a Rule 10b5-1 trading arrangement providing for the sale, from time to time, of up to 15,945 shares of common stock through December 12, 2025. Mr. Binda’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c)
under the Exchange Act and our insider trading policy.
On December 16, 2024, Daniel J. Ryan, our Co-President and Regional Market Director – San Diego, entered into a Rule
10b5-1 trading arrangement providing for the sale, from time to time, of up to 30,000 shares of common stock. The arrangement will be effective through August 14, 2025. Mr. Ryan’s trading plan was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our insider trading policy.
No other officers or directors had any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” in effect at any time during the year ended December 31, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
Insider trading policies and procedures
The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Company’s securities by directors, officers, and employees, or the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards applicable to the Company (the “Insider Trading
Policy”). The Company’s Insider Trading Policy is filed as Exhibit 19.1 to this annual report on Form 10-K.
Incorporation by reference
The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2025 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year (the “2025 Proxy
Statement”) under the captions “Directors and Executive Officers” and “Corporate Governance Guidelines and Code of Ethics.”
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference from our 2025 Proxy Statement under the caption
“Executive Compensation.”
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
MATTERS
The following table sets forth information on the Company’s equity compensation plan as of December 31, 2024:
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plan Approved by Stockholders — Amended and Restated 1997 Stock Award and Incentive Plan	—	—	4,665,494
The other information required by this Item is incorporated herein by reference from our 2025 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from our 2025 Proxy Statement under the captions
“Certain Relationships and Related Transactions,” “Policies and Procedures with Respect to Related-Person Transactions,” and
“Director Independence.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from our 2025 Proxy Statement under the caption
“Fees Billed by Independent Registered Public Accountants.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2)Financial Statements and Financial Statement Schedule
The financial statements and financial statement schedule required by this Item are included as a separate section in this annual report on Form 10-K beginning on page F-1.

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 00042) ...................................................................................	F-1
Audited Consolidated Financial Statements of Alexandria Real Estate Equities, Inc.:
Consolidated Balance Sheets as of December 31, 2024 and 2023 ................................................................................................	F-3
Consolidated Financial Statements for the Years Ended December 31, 2024, 2023, and 2022: ...............................................
Consolidated Statements of Operations ........................................................................................................................................	F-4
Consolidated Statements of Comprehensive Income .................................................................................................................	F-5
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests ...............................................	F-6
Consolidated Statements of Cash Flows ......................................................................................................................................	F-8
Notes to Consolidated Financial Statements .......................................................................................................................................	F-10
Schedule III – Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation ............................	F-55
(a)(3) Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1*	Articles of Amendment and Restatement of the Company	Form 10-Q	August 14, 1997
3.2*	Certificate of Correction of the Company	Form 10-Q	August 14, 1997
3.3*	Articles of Amendment of the Company, dated May 10, 2017	Form 8-K	May 12, 2017
3.4*	Articles of Amendment of the Company, dated May 18, 2022	Form 8-K	May 19, 2022
3.5*	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.6*	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.7*	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.8*	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.9*	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.10*	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.11*	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.12*	Articles Supplementary, dated May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
3.13*	Amended and Restated Bylaws of the Company (Amended December 6, 2024)	Form 8-K	December 9, 2024
4.1*	Specimen certificate representing shares of common stock	Form 10-Q	May 5, 2011
4.2*	Indenture, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K	February 29, 2012

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
4.3*
Supplemental Indenture No. 4, dated as of July 18, 2014, among the
Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor,
and the Bank of New York Mellon Trust Company, N.A., as Trustee
		Form 8-K	July 18, 2014
4.4*	Form of 4.500% Senior Notes due 2029 (included in Exhibit 4.3 above)	Form 8-K	July 18, 2014
4.5*	Indenture, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015
4.6*	Supplemental Indenture No. 1, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015
4.7*	Form of 4.30% Senior Notes due 2026 (included in Exhibit 4.6 above)	Form 8-K	November 17, 2015
4.8*	Supplemental Indenture No. 2, dated as of June 10, 2016, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	June 10, 2016
4.9*	Form of 3.95% Senior Notes due 2027 (included in Exhibit 4.8 above)	Form 8-K	June 10, 2016
4.10*	Indenture, dated as of March 3, 2017, among the Company, as Issuer Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.11*	Supplemental Indenture No. 1, dated as of March 3, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.12*	Form of 3.95% Senior Notes due 2028 (included in Exhibit 4.11 above)	Form 8-K	March 3, 2017
4.13*	Supplemental Indenture No. 2, dated as of November 20, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	November 20, 2017
4.14*	Form of 3.45% Senior Notes due 2025 (included in Exhibit 4.13 above)	Form 8-K	November 20, 2017
4.15*	Supplemental Indenture No. 3, dated as of June 21, 2018, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	June 21, 2018
4.16*	Supplemental Indenture No. 4, dated as of June 21, 2018, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	June 21, 2018
4.17*	Form of 4.700% Senior Notes due 2030 (included in Exhibit 4.16 above)	Form 8-K	June 21, 2018
4.18*	Supplemental Indenture No. 5, dated as of March 21, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 21, 2019
4.19*	Form of 3.800% Senior Notes due 2026 (included in Exhibit 4.18 above)	Form 8-K	March 21, 2019
4.20*	Supplemental Indenture No. 6, dated as of March 21, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 21, 2019
4.21*	Form of 4.850% Senior Notes due 2049 (included in Exhibit 4.20 above)	Form 8-K	March 21, 2019
4.22*	Supplemental Indenture No. 8, dated as of July 15, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	July 15, 2019
4.23*	Form of 3.375% Senior Notes due 2031 (included in Exhibit 4.22 above)	Form 8-K	July 15, 2019
4.24*	Supplemental Indenture No. 9, dated as of July 15, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	July 15, 2019
4.25*	Supplemental Indenture No. 11 dated as of September 12, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	September 12, 2019
4.26*	Form of 4.000% Senior Notes due 2050 (included in Exhibit 4.25 above)	Form 8-K	July 15, 2019

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
4.27*	Supplemental Indenture No. 10, dated as of September 12, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	September 12, 2019
4.28*	Form of 2.750% Senior Notes due 2029 (included in Exhibit 4.27 above)	Form 8-K	September 12, 2019
4.29*	Supplemental Indenture No. 12, dated as of March 26, 2020, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 26, 2020
4.30*	Form of 4.900% Senior Notes due 2030 (included in Exhibit 4.29 above)	Form 8-K	March 26, 2020
4.31*	Supplemental Indenture No. 13, dated August 5, 2020, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	August 5, 2020
4.32*	Form of 1.875% Senior Notes due 2033 (included in Exhibit 4.31 above)	Form 8-K	August 5, 2020
4.33*	Supplemental Indenture No. 14, dated February 18, 2021, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 18, 2021
4.34*	Form of 2.000 % Senior Notes due 2032 (included in Exhibit 4.33 above)	Form 8-K	February 18, 2021
4.35*	Supplemental Indenture No. 15, dated February 18, 2021, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 18, 2021
4.36*	Form of 3.000 % Senior Notes due 2051 (included in Exhibit 4.35 above)	Form 8-K	February 18, 2021
4.37*	Supplemental Indenture No. 16, dated February 16, 2022, among the Company, as Issuer, Alexandria Real Estate Equities, L.P. as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 16, 2022
4.38*	Form of 2.950% Senior Notes due 2034 (included in Exhibit 4.37 above)	Form 8-K	February 16, 2022
4.39*	Supplemental Indenture No. 17, dated February 16, 2022, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 16, 2022
4.40*	Form of 3.550% Senior Notes due 2052 (included in Exhibit 4.39 above)	Form 8-K	February 16, 2022
4.41*	Supplemental Indenture No. 18, dated as of February 16, 2023, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 16, 2023
4.42*	Form of 4.750% Senior Notes due 2035 (included in Exhibit 4.41 above)	Form 8-K	February 16, 2023
4.43*	Supplemental Indenture No. 19, dated as of February 16, 2023, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 16, 2023
4.44*	Form of 5.150% Senior Notes due 2053 (included in Exhibit 4.43 above)	Form 8-K	February 16, 2023
4.45*	Supplemental Indenture No. 20, dated as of February 15, 2024, by and among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 15, 2024
4.46*	Form of 5.250% Senior Notes due 2036 (included in Exhibit 4.45 above)	Form 8-K	February 15, 2024
4.47*	Supplemental Indenture No. 21, dated as of February 15, 2024, by and among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 15, 2024
4.48*	Form of 5.625% Senior Notes due 2054 (included in Exhibit 4.47 above)	Form 8-K	February 15, 2024
4.49	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	N/A	Filed herewith
10.1*
Third Amended and Restated Credit Agreement, dated as of September 19,
2024, among the Company, as Borrower, Alexandria Real Estate Equities,
L.P., as a Guarantor, Citibank, N.A., as Administrative Agent, and the
lenders and other parties thereto
		Form 10-Q	October 21, 2024
10.2*(1)	Amended and Restated 1997 Stock Award and Incentive Plan of the Company	Form 8-K	May 16, 2024
10.3(1)	Form of Employee Restricted Stock Agreement for use in connection with shares of restricted stock issued to employees pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	N/A	Filed herewith

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
10.4(1)
Form of Employee Restricted Stock Agreement (U.S. Affiliate) for use in
connection with shares of restricted stock issued to employees pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan
		N/A	Filed herewith
10.5(1)
Form of Independent Director Restricted Stock Agreement for use in
connection with shares of restricted stock issued to directors pursuant to the
Amended and Restated 1997 Stock Award and Incentive Plan
		N/A	Filed herewith
10.6(1)
Form of Independent Contractor Restricted Stock Agreement for use in
connection with shares of restricted stock issued to independent contractors pursuant to the Amended and Restated 1997 Stock Award and Incentive
Plan
		N/A	Filed herewith
10.7(1)	The Company’s 2000 Deferred Compensation Plan, amended and restated effective as of September 15, 2023	N/A	Filed herewith
10.8(1)	The Company’s 2000 Deferred Compensation Plan for Directors, amended and restated effective as of September 15, 2023	N/A	Filed herewith
10.9*(1)	Amended and Restated Executive Employment Agreement, effective as of January 1, 2015, by and between the Company and Joel S. Marcus	Form 8-K	April 7, 2015
10.10*(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated July 3, 2017, by and between the Company and Joel S. Marcus	Form 8-K	July 3, 2017
10.11*(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, entered into on March 20, 2018, by and between the Company and Joel S. Marcus	Form 10-Q	May 1, 2018
10.12*(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated January 15, 2019, by and between the Company and Joel S. Marcus	Form 8-K	January 18, 2019
10.13*(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated June 8, 2020, by and between the Company and Joel S. Marcus	Form 10-Q	July 27, 2020
10.14*(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated August 30, 2023, by and between the Company and Joel S. Marcus	Form 10-Q	October 23, 2023
10.15*(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated January 5, 2024, by and between the Company and Joel S. Marcus	Form 10-K	January 29, 2024
10.16*(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated December 6, 2024, by and between the Company and Joel S. Marcus	Form 8-K	December 9, 2024
10.17*(1)	Third Amended and Restated Executive Employment Agreement between the Company and Peter M. Moglia, entered into on May 22, 2018 and effective as of May 22, 2018	Form 10-Q	July 31, 2018
10.18*(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated January 5, 2024, by and between the Company and Peter M. Moglia	Form 10-K	January 29, 2024
10.19*(1)	Amended and Restated Executive Employment Agreement between the Company and Marc E. Binda, entered into on August 17, 2023 and effective as of September 15, 2023	Form 10-Q	October 23, 2023
10.20*(1)	Amended and Restated Executive Employment Agreement between the Company and Daniel J. Ryan, entered into on May 22, 2018 and effective as of May 22, 2018	Form 10-Q	July 31, 2018
10.21*(1)	Executive Employment Agreement between the Company and Hunter Kass, entered into on January 1, 2021 and effective as of January 1, 2021	Form 10-K	January 31, 2022
10.22(1)	Summary of Director Compensation Arrangements	N/A	Filed herewith
10.23(1)	Anniversary Bonus Plan of the Company	N/A	Filed herewith
10.24*(1)	Form of Indemnification Agreement between the Company and each of its directors and officers	Form 10-K	March 1, 2011

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
14.1	The Company’s Business Integrity Policy and Procedures for Reporting Non-Compliance (code of ethics pursuant to Item 406 of Regulation S-K)	N/A	Filed herewith
19.1	Alexandria Real Estate Equities, Inc. Amended and Restated Policy Statement on Trading in Securities	N/A	Filed herewith
21.1	List of Subsidiaries of the Company	N/A	Filed herewith
22.1	List of Guarantor Subsidiaries of the Company	N/A	Filed herewith
23.1	Consent of Ernst & Young LLP	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
97.1(1)	Incentive Compensation Recoupment Policy	N/A	Filed herewith
101.1
The following materials from the Company’s annual report on Form 10-K for the three months and year ended December 31, 2024, formatted in iXBRL
(Inline eXtensible Business Reporting Language): (i) Consolidated Balance
Sheets as of December 31, 2024 and 2023, (ii) Consolidated Statements of
Operations for the years ended December 31, 2024, 2023, and 2022, (iii)
Consolidated Statements of Comprehensive Income for the years ended
December 31, 2024, 2023, and 2022, (iv) Consolidated Statements of
Changes in Stockholders’ Equity and Noncontrolling Interests for the years ended December 31, 2024, 2023, and 2022, (v) Consolidated Statements of
Cash Flows for the years ended December 31, 2024, 2023, and 2022, (vi)
Notes to Consolidated Financial Statements, and (vii) Schedule III —
Consolidated Financial Statement Schedule of Real Estate and
Accumulated Depreciation of the Company.
		N/A	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	N/A	Filed herewith
(*) Incorporated by reference.
(1) Management contract or compensatory arrangement.
S-1
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
Dated:	January 27, 2025	By:	/s/ Joel S. Marcus
Joel S. Marcus Executive Chairman (Principal Executive Officer)

/s/ Peter M. Moglia
Peter M. Moglia Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)
S-2
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

Signature	Title	Date

/s/ Joel S. Marcus	Executive Chairman (Principal Executive Officer)	January 27, 2025
Joel S. Marcus

/s/ Peter M. Moglia	Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)	January 27, 2025
Peter M. Moglia

/s/ Marc E. Binda	Chief Financial Officer and Treasurer (Principal Financial Officer)	January 27, 2025
Marc E. Binda

/s/ Andres R. Gavinet	Chief Accounting Officer (Principal Accounting Officer)	January 27, 2025
Andres R. Gavinet

/s/ Steven R. Hash	Lead Director	January 27, 2025
Steven R. Hash

/s/ James P. Cain	Director	January 27, 2025
James P. Cain

/s/ Cynthia L. Feldmann	Director	January 27, 2025
Cynthia L. Feldmann

/s/ Maria C. Freire	Director	January 27, 2025
Maria C. Freire

/s/ Richard H. Klein	Director	January 27, 2025
Richard H. Klein

/s/ Sheila K. McGrath	Director	January 27, 2025
Sheila K. McGrath

/s/ Michael A. Woronoff	Director	January 27, 2025
Michael A. Woronoff

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Alexandria Real Estate Equities, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. (the Company) as of
December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, changes in stockholders’
equity and noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the
Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB),
the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control –
Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 27, 2025 expressed an unqualified opinion thereon.
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
Impairment of investments in real estate

Description of the Matter
At December 31, 2024, the carrying value of the Company’s investments in real estate was $32.1 billion. As discussed in Note 2 to the consolidated financial statements, the Company reviews current activities and changes in the business conditions of its investment in real estate to determine the existence of any triggering events or impairment indicators requiring an impairment analysis. If triggering events or impairment indicators are identified, the Company will review an estimate of the future undiscounted cash flows of the particular investment in real estate which will include a probability-weighted approach if multiple outcomes are under consideration.
Auditing the Company’s evaluation of whether its investments in real estate are recoverable was complex and involved a high degree of subjectivity in evaluating management’s key assumptions in estimating the undiscounted future cash flows, including projected rental rates, exit capitalization rates, construction costs for projects under development, and probability-weighting multiple scenarios under consideration, as they are based on assumptions about construction costs, available market information, current and historical operating results, known trends and current market/
economic conditions that may affect the asset, and management’s assumptions about the use of the asset, including a probability-weighted approach if multiple outcomes are under consideration.

How we Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the Company’s investments in real estate impairment assessment process. For example, we tested controls over management’s process for estimating and evaluating the assumptions used in the calculations of the future undiscounted cash flows for investments in real estate where impairment indicators existed.
For real estate investments with identified indicators of impairment, we performed audit procedures over the
Company’s estimation of the assets’ undiscounted future cash flows. For example, we compared significant assumptions used to estimate future cash flows to the Company’s historical accounting records or to available market data. We also tested the mathematical accuracy of management’s forecasted cash flows. Additionally, for certain assumptions, we assessed management’s sensitivity analyses in addition to performing our own sensitivity analyses to evaluate the changes in the undiscounted cash flows of the investments in real estate that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1994.
Los Angeles, California
January 27, 2025

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2024	2023
Assets
Investments in real estate	$32,110,039	$31,633,511
Investments in unconsolidated real estate joint ventures	39,873	37,780
Cash and cash equivalents	552,146	618,190
Restricted cash	7,701	42,581
Tenant receivables	6,409	8,211
Deferred rent	1,187,031	1,050,319
Deferred leasing costs	485,959	509,398
Investments	1,476,985	1,449,518
Other assets	1,661,306	1,421,894
Total assets	$37,527,449	$36,771,402

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$149,909	$119,662
Unsecured senior notes payable	12,094,465	11,096,028
Unsecured senior line of credit and commercial paper	—	99,952
Accounts payable, accrued expenses, and other liabilities	2,654,351	2,610,943
Dividends payable	230,263	221,824
Total liabilities	15,128,988	14,148,409

Commitments and contingencies

Redeemable noncontrolling interests	19,972	16,480

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock, $0.01 par value per share, 400,000,000 shares authorized as of December 31, 2024 and 2023; 172,203,443 and 171,910,599 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1,722	1,719
Additional paid-in capital	17,933,572	18,485,352
Accumulated other comprehensive loss	(46,252)	(15,896)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	17,889,042	18,471,175
Noncontrolling interests	4,489,447	4,135,338
Total equity	22,378,489	22,606,513
Total liabilities, noncontrolling interests, and equity	$37,527,449	$36,771,402
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Income from rentals	$3,049,706	$2,842,456	$2,576,040
Other income	66,688	43,243	12,922
Total revenues	3,116,394	2,885,699	2,588,962

Expenses:
Rental operations	909,265	859,180	783,153
General and administrative	168,359	199,354	177,278
Interest	185,838	74,204	94,203
Depreciation and amortization	1,202,380	1,093,473	1,002,146
Impairment of real estate	223,068	461,114	64,969
Loss on early extinguishment of debt	—	—	3,317
Total expenses	2,688,910	2,687,325	2,125,066

Equity in earnings of unconsolidated real estate joint ventures	7,059	980	645
Investment loss	(53,122)	(195,397)	(331,758)
Gain on sales of real estate	129,312	277,037	537,918
Net income	510,733	280,994	670,701
Net income attributable to noncontrolling interests	(187,784)	(177,355)	(149,041)
Net income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	322,949	103,639	521,660
Net income attributable to unvested restricted stock awards	(13,394)	(11,195)	(8,392)
Net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$309,555	$92,444	$513,268

Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$1.80	$0.54	$3.18
Diluted	$1.80	$0.54	$3.18
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$510,733	$280,994	$670,701
Other comprehensive (loss) income
Unrealized (losses) gains on foreign currency translation:
Unrealized foreign currency translation (losses) gains arising during the period	(29,719)	4,916	(13,518)
Reclassification adjustment for gains included in net income	(637)	—	—
Unrealized (losses) gains on foreign currency translation, net	(30,356)	4,916	(13,518)

Total other comprehensive (loss) income	(30,356)	4,916	(13,518)
Comprehensive income	480,377	285,910	657,183
Less: comprehensive income attributable to noncontrolling interests	(187,784)	(177,355)	(149,041)
Comprehensive income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$292,593	$108,555	$508,142
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2021	158,043,880	$1,580	$16,195,256	$—	$(7,294)	$2,834,096	$19,023,638	$9,612
Net income	—	—	—	521,660	—	148,236	669,896	805
Total other comprehensive loss	—	—	—	—	(13,518)	—	(13,518)	—
Contributions from and sales of noncontrolling interests	—	—	649,623	—	—	910,506	1,560,129	—
Distributions to and redemption of noncontrolling interests	—	—	(111)	—	—	(191,590)	(191,701)	(805)
Issuance of common stock	12,250,645	123	2,346,321	—	—	—	2,346,444	—
Issuance pursuant to stock plan	749,101	7	109,217	—	—	—	109,224	—
Taxes related to net settlement of equity awards	(295,231)	(3)	(47,448)	—	—	—	(47,451)	—
Dividends declared on common stock ($4.72 per share)	—	—	—	(783,026)	—	—	(783,026)	—
Reclassification of distributions in excess of earnings	—	—	(261,366)	261,366	—	—	—	—
Balance as of December 31, 2022	170,748,395	1,707	18,991,492	—	(20,812)	3,701,248	22,673,635	9,612
Net income	—	—	—	103,639	—	176,431	280,070	924
Total other comprehensive income	—	—	—	—	4,916	—	4,916	—
Contributions from and sales of noncontrolling interests	—	—	33,896	—	—	508,693	542,589	35,250
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(243,268)	(243,268)	(37,072)
Transfer of noncontrolling interest	—	—	—	—	—	(7,766)	(7,766)	7,766
Issuance of common stock	699,274	7	103,839	—	—	—	103,846	—
Issuance pursuant to stock plan	798,729	8	156,257	—	—	—	156,265	—
Taxes related to net settlement of equity awards	(335,799)	(3)	(43,595)	—	—	—	(43,598)	—
Dividends declared on common stock ($4.96 per share)	—	—	—	(860,176)	—	—	(860,176)	—
Reclassification of distributions in excess of earnings	—	—	(756,537)	756,537	—	—	—	—
Balance as of December 31, 2023	171,910,599	$1,719	$18,485,352	$—	$(15,896)	$4,135,338	$22,606,513	$16,480
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests (continued)
(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2023	171,910,599	$1,719	$18,485,352	$—	$(15,896)	$4,135,338	$22,606,513	$16,480
Net income	—	—	—	322,949	—	186,694	509,643	1,090
Total other comprehensive loss	—	—	—	—	(30,356)	—	(30,356)	—
Contributions from and sales of noncontrolling interests	—	—	8,396	—	—	405,016	413,412	—
Distributions to and redemption of noncontrolling interests	—	—	(8,084)	—	—	(264,149)	(272,233)	(1,235)
Transfer of noncontrolling interests	—	—	—	—	—	(3,637)	(3,637)	3,637
Reallocation of capital to joint venture partner	—	—	(30,185)	—	—	30,185	—	—
Issuance of common stock	229,558	2	27,101	—	—	—	27,103	—
Issuance pursuant to stock plan	951,195	10	129,288	—	—	—	129,298	—
Taxes related to net settlement of equity awards	(391,633)	(4)	(44,147)	—	—	—	(44,151)	—
Repurchase of common stock	(496,276)	(5)	(50,102)	—	—	—	(50,107)	—
Dividends declared on common stock ($5.19 per share)	—	—	—	(906,996)	—	—	(906,996)	—
Reclassification of distributions in excess of earnings	—	—	(584,047)	584,047	—	—	—	—
Balance as of December 31, 2024	172,203,443	$1,722	$17,933,572	$—	$(46,252)	$4,489,447	$22,378,489	$19,972
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net income	$510,733	$280,994	$670,701
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,202,380	1,093,473	1,002,146
Impairment of real estate	223,068	461,114	64,969
Gain on sales of real estate	(129,312)	(277,037)	(537,918)
Loss on early extinguishment of debt	—	—	3,317
Equity in earnings of unconsolidated real estate joint ventures	(7,059)	(980)	(645)
Distributions of earnings from unconsolidated real estate joint ventures	2,982	3,257	3,374
Amortization of loan fees	17,130	15,486	13,549
Amortization of debt discounts	1,309	1,207	384
Amortization of acquired above- and below-market leases	(85,679)	(93,331)	(74,346)
Deferred rent	(143,329)	(133,917)	(118,003)
Stock compensation expense	59,634	82,858	57,740
Investment loss	53,122	195,397	331,758
Changes in operating assets and liabilities:
Tenant receivables	1,766	(102)	(273)
Deferred leasing costs	(108,346)	(109,339)	(181,322)
Other assets	(37,052)	798	(18,960)
Accounts payable, accrued expenses, and other liabilities	(56,823)	110,672	77,850
Net cash provided by operating activities	1,504,524	1,630,550	1,294,321

Investing Activities
Proceeds from sales of real estate	1,220,206	1,195,743	994,331
Additions to real estate	(2,422,625)	(3,418,296)	(3,307,313)
Purchases of real estate	(248,699)	(265,750)	(2,877,861)
Change in escrow deposits	3,864	(5,582)	155,968
Investments in unconsolidated real estate joint ventures	(3,927)	(658)	(1,442)
Return of capital from unconsolidated real estate joint ventures	2,916	—	471
Additions to non-real estate investments	(236,357)	(189,472)	(242,932)
Sales of and distributions from non-real estate investments	173,927	183,396	198,320
Net cash used in investing activities	$(1,510,695)	$(2,500,619)	$(5,080,458)
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2024	2023	2022
Financing Activities
Borrowings under secured notes payable	$29,919	$59,957	$49,715
Repayments of borrowings under secured notes payable	(32)	(30)	(934)
Payment for the defeasance of secured note payable	—	—	(198,304)
Proceeds from issuances of unsecured senior notes payable	998,806	996,205	1,793,318
Borrowings under unsecured senior line of credit	—	1,245,000	1,181,000
Repayments of borrowings under unsecured senior line of credit	—	(1,245,000)	(1,181,000)
Proceeds from issuances under commercial paper program	13,010,600	9,234,000	14,641,500
Repayments of borrowings under commercial paper program	(13,110,600)	(9,134,000)	(14,911,500)
Payments of loan fees	(35,871)	(16,047)	(35,612)
Taxes paid related to net settlement of equity awards	(62,413)	(24,592)	(47,289)
Proceeds from issuance of common stock	27,103	103,846	2,346,444
Repurchase of common stock	(50,107)	—	—
Dividends on common stock	(898,557)	(847,483)	(757,742)
Contributions from and sales of noncontrolling interests	306,473	547,391	1,542,347
Distributions to and purchases of noncontrolling interests	(308,636)	(245,091)	(192,171)
Net cash (used in) provided by financing activities	(93,315)	674,156	4,229,772

Effect of foreign exchange rate changes on cash and cash equivalents	(1,438)	(1,291)	(887)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(100,924)	(197,204)	442,748
Cash, cash equivalents, and restricted cash as of the beginning of period	660,771	857,975	415,227
Cash, cash equivalents, and restricted cash as of the end of period	$559,847	$660,771	$857,975

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$160,082	$46,583	$63,193
Accrued construction for current-period additions to real estate	$465,611	$629,351	$561,538
Contribution of assets from and issuance of noncontrolling interest to real estate joint venture partner	$106,941	$33,250	$19,146
Transfer of real estate assets and/or equipment from tenants	$129,154	$31,310	$—
Reallocation of additional paid-in-capital to consolidated joint venture partner’s non-controlling interest	$30,185	$—	$—
Notes receivable issued in connection with sales of real estate	$104,166	$—	$—
Initial recognition of right-of-use asset and lease liability	$265,203	$—	$21,776
Payable for purchase of noncontrolling interest	$—	$(35,250)	$—
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
1.ORGANIZATION AND BASIS OF PRESENTATION
Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® life science REIT, is the pioneer of the life science real estate niche since its founding in 1994. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative
Megacampus™ ecosystems in AAA life science innovation cluster locations, including Greater Boston, the San Francisco Bay Area, San
Diego, Seattle, Maryland, Research Triangle, and New York City. As of December 31, 2024, Alexandria has a total market capitalization of $29.0 billion and an asset base in North America that includes 39.8 million RSF of operating properties and 4.4 million RSF of Class
A/A+ properties undergoing construction. As used in this annual report on Form 10-K, references to the “Company,” “Alexandria,”
“ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Variable interest model
If an entity is determined to be a VIE, we evaluate whether we are the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and benefits. We consolidate a VIE if we have both power and benefits — that is, (i) we have the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power) and (ii) we have the obligation to absorb losses of or the right to receive benefits from the VIE that could potentially be significant to the VIE (benefits). We consolidate VIEs whenever we determine that we are the primary beneficiary. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” and Note 7 – “Investments” to our consolidated financial statements for information on specific entities that qualify as VIEs. If we have a variable interest in a VIE but are not the primary beneficiary, we account for our investment using the equity method.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Long-lived assets to be held and used, including our rental properties, CIP, land held for development, right-of-use assets related to operating leases in which we are the lessee, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Triggering events or impairment indicators for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, projected rental rates, exit capitalization rates, and construction costs for projects under development, which are based on available market information, current and historical operating results, known trends, current market/economic conditions that may affect the asset, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
From time to time, we may hold equity investments in publicly traded companies that are subject to contractual sale restrictions. We do not recognize a discount related to a contractual sale restriction.
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
Revenues
The table below provides details of our consolidated total revenues for the years ended December 31, 2024, 2023, and 2022
(in thousands):

	Year Ended December 31,
	2024	2023	2022
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$3,005,137	$2,802,567	$2,534,862
Direct financing leases	2,653	2,608	3,094
Revenues subject to the lease accounting standard	3,007,790	2,805,175	2,537,956
Revenues subject to the revenue recognition accounting standard	41,916	37,281	38,084
Income from rentals	3,049,706	2,842,456	2,576,040
Other income	66,688	43,243	12,922
Total revenues	$3,116,394	$2,885,699	$2,588,962
During the years ended December 31, 2024, 2023, and 2022, revenues that were subject to the lease accounting standard aggregated $3.0 billion, $2.8 billion, and $2.5 billion, respectively, and represented 96.5%, 97.2%, and 98.0%, respectively, of our total revenues. Our other income consisted primarily of management fees and interest income earned during each year presented. For a detailed discussion related to our revenue streams, refer to “Lease accounting” and “Recognition of revenue arising from contracts with customers” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements.

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
We commence recognition of income from rentals related to the operating leases at the date the property is ready for its intended use by the tenant and the tenant takes possession or controls the physical use of the leased asset. When a lease includes construction of improvements, we determine whether the improvements are landlord or tenant assets. In determining if the improvements are landlord or tenant improvements, we consider various factors, including, but not limited to, the following:
•Which party retains legal title to the improvements upon lease expiration;
•Whether the improvements are expected to have significant residual value at the end of the lease term;
•Whether the improvements are unique to the tenant;
•What happens to the improvements upon lease expiration (i.e., whether they are removed or preserved for the landlord);
•Which party bears all costs of the improvements (including the risk of cost overruns); and
•Which party supervises the construction of the improvements.
If the improvements are landlord assets, we capitalize such improvements. If the improvements are tenant assets, we do not capitalize these assets. Improvements that qualify as tenant assets, if funded by us, are accounted for as lease incentives and amortized as a reduction of revenue over the term of the lease. If the tenant funds improvements without reimbursement from us, and we determine these improvements to be landlord assets, we consider the amount associated with the improvements to be non-cash lease payments, which are recognized as incremental revenue over the term of the lease.
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
For each lease for which we determine that collectibility of future lease payments is not probable, we cease the recognition of income from rentals on a straight-line basis and limit the recognition of income to the lesser of payments collected from the lessee or lease income that would have been recognized on a straight-line basis. We do not resume straight-line recognition of income from rentals for these leases until we determine that the collectibility of future payments related to these leases is probable. We also record a general allowance related to the deferred rent balances that at the portfolio level (not the individual level) are not expected to be collected in full through the lease term. As of December 31, 2024 and 2023, our general allowance balance aggregated $21.3 million and $21.4 million, respectively.
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
We evaluate our net investment in direct financing and sales-type leases for impairment under the current expected credit losses accounting standard. For more information, refer to “Provision for expected credit losses” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the years ended December 31, 2024 and 2023 included $41.9 million and $37.3 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, as discussed in “Lessor accounting” in Note 2 – “Summary of significant accounting policies,” due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.

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
Notes receivable
We carry notes receivable at amortized cost, net of any unamortized discounts or premiums and adjusted for the estimated provision for expected credit losses. Interest income on notes receivable is recognized using the effective-interest method and is classified within other income in our consolidated statements of operations. Direct costs incurred in originating notes, along with any premium or discount, are deferred and amortized as an adjustment to interest income over the note’s term using the effective interest method. Notes receivable are classified within other assets in our consolidated balance sheets. Refer to Note 8 – “Other assets” to our consolidated financial statements for additional details.
Provision for expected credit losses
We are required to estimate and recognize lifetime expected losses, rather than incurred losses, for most of our financial assets measured at amortized cost and certain other instruments, including trade and other receivables (excluding receivables arising from operating leases), loans, held-to-maturity debt securities, net investments in leases arising from sales-type and direct financing leases, and off-balance-sheet credit exposures (e.g., loan commitments). The recognition of such expected losses, even if the expected risk of credit loss is remote, typically results in earlier recognition of credit losses. At each reporting date, we reassess our provision for expected credit losses, and, if necessary, we recognize an adjustment for our current estimate of expected credit losses. Refer to Note
5 – “Leases” and Note 8 – “Other assets” to our consolidated financial statements for additional details.
An assessment of the collectibility of operating lease payments and the recognition of an adjustment to lease income based on this assessment is governed by the lease accounting standard discussed in “Lease accounting” earlier in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements.
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
Conversely, for share-based awards with market conditions, expense is recognized regardless of whether the market condition is met.
Dividends paid on share-based awards with nonforfeitable rights to dividends are initially classified in retained earnings and reclassified to compensation cost only if the underlying awards are forfeited. Conversely, for share-based awards with forfeitable rights to dividends, declared dividends are initially classified in retained earnings and in dividends payable within our consolidated balance sheets. If the underlying awards are forfeited, the corresponding accrual is reversed in the period of forfeiture. Upon vesting of the underlying share-based awards with forfeitable rights to dividends, the accumulated dividend payment is made and the dividend payable liability is settled.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
A parent entity that meets the above criteria may instead present summarized financial information (“alternative disclosures”)
either within the consolidated financial statements or in “Management’s discussion and analysis of financial condition and results of operations” in Item 7. We evaluated the criteria and determined that we are eligible for the disclosure exceptions, which allow us to provide alternative disclosures; as such, we present alternative disclosures in “Management’s discussion and analysis of financial condition and results of operations” in Item 7.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Recent accounting pronouncements
On August 23, 2023, the FASB issued an ASU 2023-05, Business Combinations — Joint Venture Formations (Subtopic
805-60): Recognition and Initial Measurement, that requires a joint venture, upon formation, to measure its assets and liabilities at fair value in its standalone financial statements. A joint venture must recognize the difference between the fair value of its equity and the fair value of its identifiable assets and liabilities as goodwill (or an equity adjustment, if negative) using the business combination accounting guidance regardless of whether the net assets meet the definition of a business. The new accounting standard is intended to reduce diversity in practice.
This ASU will apply to joint ventures that meet the definition of a corporate joint venture under GAAP, thus limiting its scope to joint ventures not controlled and therefore not consolidated by any joint venture investor. We generally seek to maintain control of our real estate joint ventures and therefore expect this ASU to apply to a limited number, if any, of our unconsolidated real estate joint ventures formed after the adoption of this accounting standard. This standard does not change the accounting of investments by the investors in a joint venture in their individual financial statements, and therefore, its adoption will have no impact on our consolidated financial statements. This accounting standard is effective for joint ventures with a formation date on or after January 1, 2025. We adopted this ASU on January 1, 2025.
On November 27, 2023, the FASB issued an ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable
Segment Disclosures, that requires the quarterly disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”), and (iii) included in each reported measure of a segment’s profit or loss. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. We adopted this accounting standard on January 1, 2024. While the adoption has no impact on our financial statements, it has resulted in incremental disclosures within the footnotes to our consolidated financial statements.
On November 4, 2024, the FASB issued an ASU 2024-03, Disaggregation of Income Statement Expenses, that will require entities to provide enhanced disclosures related to certain expense categories included in income statement captions. The ASU aims to increase transparency and provide investors with more detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the income statement.
Under this ASU, entities are required to disaggregate, in a tabular format, expense captions presented on the face of the income statement — excluding earnings or losses from equity method investments — if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion.
For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The new ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We expect to adopt this ASU on January 1, 2027. While the adoption is not expected to have an impact on our financial statements, it is expected to result in incremental disclosures within the footnotes to our consolidated financial statements.

3.INVESTMENTS IN REAL ESTATE
Our consolidated investments in real estate consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Rental properties:
Land (related to rental properties)	$3,863,027	$4,296,048
Buildings and building improvements	20,377,935	20,153,572
Other improvements	4,354,785	3,674,251
Rental properties	28,595,747	28,123,871
Development and redevelopment projects	8,618,727	8,220,672
Gross investments in real estate	37,214,474	36,344,543
Less: accumulated depreciation	(5,477,082)	(4,896,479)
Investments in real estate assets held for sale(1)	372,647	185,447
Investments in real estate	$32,110,039	$31,633,511
(1)See “Assets held for sale” below.
Assets held for sale
As of December 31, 2024, we had 10 properties aggregating 600,870 RSF and land parcels aggregating 2.4 million SF that were classified as held for sale in our consolidated financial statements.
The disposal of properties classified as held for sale does not represent a strategic shift that has (or will have) a major effect on our operations or financial results and therefore does not meet the criteria for classification as a discontinued operation. We cease depreciation of our properties upon their classification as held for sale.
The following is a summary of net assets as of December 31, 2024 and 2023 for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	December 31,
	2024	2023
Investments in real estate	$372,647	$185,447
Other assets	9,488	8,776
Total assets	382,135	194,223

Total liabilities	(13,462)	(4,750)
Total accumulated other comprehensive income	2,584	1,960
Net assets classified as held for sale	$371,257	$191,433
For additional information, refer to “Real estate sales” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements.

3. INVESTMENTS IN REAL ESTATE (continued)
Acquisitions
Our real estate asset acquisitions during the year ended December 31, 2024 consisted of the following (dollars in thousands):

				Square Footage
Property	Submarket/Market	Date of Purchase	Number of Properties	Future Development	Operating With Future Development/ Redevelopment	Purchase Price(1)
285, 299, 307, and 345 Dorchester Avenue(2)	Seaport Innovation District/Greater Boston	1/30/24	—	1,040,000	—	$155,321
428 Westlake Avenue North	Lake Union/Seattle	10/1/24	1	—	90,626	47,600
Other						46,490
Total				1,040,000	90,626	$249,411
(1)Represents the aggregate contractual purchase price of our acquisitions, which differs from purchases of real estate in our consolidated statements of cash flows due to the timing of payment, closing costs, and other acquisition adjustments such as prorations of rents and expenses.
(2)Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements for additional details.
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
During the year ended December 31, 2024, we acquired real estate assets for an aggregate purchase price of $249.4 million.
In connection with our acquisitions, we recorded in-place lease assets aggregating $4.4 million and above-market lease asset in which we are the lessor aggregating $492 thousand. As of December 31, 2024, the weighted-average amortization period remaining on our in-
place leases and above-market leases acquired during the year ended December 31, 2024 was 2.5 years and 5.1 years, respectively, and 2.8 years in total.
Acquired below-market leases
The balances of acquired below-market tenant leases existing as of December 31, 2024 and 2023 and related accumulated amortization, classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets as of
December 31, 2024 and 2023, were as follows (in thousands):

	December 31,
	2024	2023
Acquired below-market leases	$652,757	$696,875
Accumulated amortization	(472,350)	(374,835)
	$180,407	$322,040
For the years ended December 31, 2024, 2023, and 2022, we recognized in rental revenues approximately $89.4 million,
$96.9 million, and $78.0 million, respectively, related to the amortization of acquired below-market leases existing as of the end of each respective year.
The weighted-average amortization period of the value of acquired below-market leases existing as of December 31, 2024 was approximately 7.0 years, and the estimated annual amortization of the value of acquired below-market leases as of December 31,
2024 is as follows (in thousands):

Year	Amount
2025	$38,074
2026	25,502
2027	24,674
2028	12,822
2029	10,333
Thereafter	69,002
Total	$180,407

3. INVESTMENTS IN REAL ESTATE (continued)
Acquired in-place leases
The balances of acquired in-place leases and related accumulated amortization, classified in other assets in our consolidated balance sheets as of December 31, 2024 and 2023, were as follows (in thousands):

	December 31,
	2024	2023
Acquired in-place leases	$1,032,744	$1,115,259
Accumulated amortization	(727,600)	(653,646)
	$305,144	$461,613
Amortization for these intangible assets, classified in depreciation and amortization expense in our consolidated statements of operations, was approximately $108.7 million, $160.6 million, and $169.5 million for the years ended December 31, 2024, 2023, and
2022, respectively. The weighted-average amortization period of the value of acquired in-place leases was approximately 6.8 years, and the estimated annual amortization of the value of acquired in-place leases as of December 31, 2024 is as follows (in thousands):

Year	Amount
2025	$71,513
2026	58,706
2027	46,211
2028	33,983
2029	28,407
Thereafter	66,324
Total	$305,144

3. INVESTMENTS IN REAL ESTATE (continued)
Sales of real estate assets and impairment charges
Our completed dispositions of real estate assets during the year ended December 31, 2024 consisted of the following (dollars
in thousands):

Property	Submarket/Market	Date of Sale	Interest Sold	RSF	Land and Future SF	Sales Price		Gain on Sales of Real Estate
4755 and 4757 Nexus Center Drive and 4796 Executive Drive	University Town Center/San Diego	12/30/24	100%	177,804	—	$120,000	(1)	$47,511
14225 Newbrook Drive	Northern Virginia/Maryland	10/15/24	100%	248,186	—	80,500		37,074
1165 Eastlake Avenue East	Lake Union/Seattle	9/12/24	100%	100,086	—	149,985		21,535
9444 Waples Street (50% consolidated JV)	Sorrento Mesa/San Diego	12/23/24	100%	—	149,000	31,000	(2)	8,175	(2)
6040 George Watts Hill Drive	Research Triangle/Research Triangle	12/10/24	100%	149,585	—	93,500		5,004
100 Minuteman Road	Other/Greater Boston	11/15/24	100%	308,970	—	67,300		4,042
849 and 863 Mitten Road and 866 Malcolm Road	South San Francisco/San Francisco Bay Area	11/20/24	100%	103,857	—	24,000		—
99 A Street	Seaport Innovation District/ Greater Boston	3/8/24	100%	—	235,000	13,350		—
219 East 42nd Street	New York City/New York City	7/9/24	100%	349,947	—	60,000		—
6101 Quadrangle Drive	Research Triangle/Research Triangle	12/16/24	100%	31,600	—	11,310		—
Other						38,617		5,971
								$129,312

One Moderna Way	Route 128/Greater Boston	12/17/24	100%	722,130	—	369,439		(3)
215 First Street, 150 Second Street, and 11 Hurley Street	Cambridge/Greater Boston	12/20/24	100%	552,513	—	245,539
10048 and 10219 Meanley Drive and 10277 Scripps Ranch Boulevard	Sorrento Mesa/San Diego	12/20/24	100%	—	444,041	55,000	(1)
						$1,359,540	(4)

1401/1413 Research Boulevard (65% unconsolidated JV)	Rockville/Maryland	10/31/24	100%	(5)	—	$22,913	(5)	$3,328	(5)

(1)As part of the transaction, we provided partial seller financing. Refer to Note 8 – “Other assets” to our consolidated financial statements for additional information.
(2)Our share of the sales price is $15.5 million, and our share of gain on sale is $3.2 million.
(3)Refer to “Impairment charges” below for details on impairments recognized in connection with these transactions during the year ended December 31, 2024.
(4)Represents the aggregate contractual sales price of our dispositions, which differs from proceeds from sales of real estate and contributions from and sales of noncontrolling interests in our consolidated statement of cash flows under “Investing activities” and “Financing activities,” respectively, primarily due to the timing of payment, closing costs, and other sales adjustments such as prorations of rents and expenses.
(5)The unconsolidated real estate joint venture completed the sale of a retail shopping center aggregating 84,837 RSF. We received cash proceeds, net of our $18.6 million share of the debt balance, approximating our $3.3 million share of the gain on sale, which is classified in equity in earnings of unconsolidated real estate joint ventures in our consolidated statement of operations. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements for additional information.
Impairment charges
During the year ended December 31, 2024, we recognized real estate impairment charges aggregating $223.1 million, which primarily consisted of the following:
•In October 2024, four properties at One Moderna Way in our Route 128 submarket met the criteria for classification as held for sale, when a single tenant, occupying 100% of these properties with a weighted-average remaining lease term of 18 years, committed to purchasing them. Due to our important long-established relationship with this tenant and the strategic nature of these properties, there were no other buyers to whom we would be willing to sell these properties. As a result, the sale of these assets became probable and all criteria for classification as held for sale were met when the tenant’s commitment to acquire these properties was confirmed in October 2024. Upon meeting the asset held for sale criteria, we recognized an impairment charge of $40.9 million to reduce the carrying amounts of these properties to the expected sales price less costs to sell. In
December 2024, we completed the sale of these properties for a sales price of $369.4 million, with no incremental gain or loss recognized.

3. INVESTMENTS IN REAL ESTATE (continued)
•In October 2024, five operating properties aggregating 203,223 RSF and land parcels aggregating 1.5 million SF in our
Sorrento Mesa and University Town Center submarkets met the criteria for classification as held for sale. In October 2024, after meeting all criteria for classification as held for sale, including (i) our commitment to sell these assets, (ii) Board of
Directors’ approval, and (iii) our determination that the sale of each property was probable within one year, we recognized impairment charges aggregating $65.9 million to reduce the carrying amounts of these properties to the expected aggregate sales price less costs to sell. Subsequent to October 2024, we had the following additional developments related to these transactions:
•In December 2024, we completed the sale of land parcels aggregating 444,041 SF (included in the 1.5 million SF discussed above) in our Sorrento Mesa submarket for a sales price of $55.0 million, with no gain or loss recognized in earnings, to a buyer that is expected to develop residential properties on this site. As part of the transaction, we provided
$25.0 million of seller financing. This note receivable is classified within “Other assets” in our consolidated balance sheet.
Refer to Note 8 – “Other assets” to our consolidated financial statements for additional information.
•In December 2024, based on an executed purchase and sale agreement, we recognized an additional $36.9 million impairment charge related to three operating properties aggregating 100,831 RSF and land parcels aggregating
1.0 million SF (included in the aforementioned 203,223 RSF and 1.5 million SF, respectively) in our University Town
Center submarket to further reduce the carrying amounts of these properties to their estimated fair values less costs to sell of approximately $200 million. As of December 31, 2024, these assets were classified as held for sale, and we expect to complete the sales of these assets within 12 months.
•We continue to hold two operating properties aggregating 102,392 RSF (included in the aforementioned 203,223 RSF) in our Sorrento Mesa submarket with a carrying amount of $18.2 million as held for sale as of December 31, 2024. We expect to complete the sale of these properties within 12 months.
•During the three months ended December 31, 2024, three properties aggregating 552,513 RSF in our Cambridge submarket met the criteria for classification as held for sale upon our decision to dispose of them as a result of our determination that they were not core to our Megacampus strategy due to their size, location, and existing use. Upon meeting the criteria for classification as held for sale, we recognized an impairment charge of $6.3 million to reduce the carrying amounts of these properties to their estimated fair values less costs to sell. In December 2024, we completed the sale of these properties for a sales price of $245.5 million.
•In addition, we recognized impairment charges aggregating $30.8 million primarily consisting of the pre-acquisition costs related to two potential acquisitions aggregating 1.4 million RSF of future development in our Greater Boston market. We executed purchase agreements for these potential acquisitions with the total purchase price aggregating $366.8 million in 2020 and 2022 and initially expected to close these acquisitions after 2024. Our intent for each site included the demolition of existing buildings upon expiration of the existing in-place leases and the development of life science properties. During the three months ended June 30, 2024, due to the existing macroeconomic environment that negatively impacted the financial outlook for these projects, we decided to no longer proceed with these acquisitions, resulting in the recognition of impairment charges.
•In December 2024, we recognized an impairment charge of $13.7 million to reduce the carrying amount of a property aggregating 45,615 RSF in our Seattle market to its estimated fair value less costs to sell of approximately $8 million, upon meeting the criteria for classification as held for sale. We expect to sell this project within 12 months.
•In December 2024, we recognized an impairment charge of $6.1 million to reduce the carrying amount of a development project aggregating 1.4 million SF in our Texas market to its estimated fair value less costs to sell of approximately $70 million, upon meeting the criteria for classification as held for sale. We expect to sell this project within 12 months.

3. INVESTMENTS IN REAL ESTATE (continued)
Other
In 2006, ARE-East River Science Park, LLC, a subsidiary of Alexandria Real Estate Equities, Inc., was granted an option to incorporate a land parcel adjacent to and north of the Alexandria Center® for Life Science – New York City (“ACLS-NYC”) campus
(“Option Parcel”) into the existing ground lease of that campus. The Option Parcel will allow ARE-East River Science Park, LLC to develop a future world-class life science building within the ACLS-NYC campus. ARE-East River Science Park, LLC’s investment in pre-
construction costs related to the development of the Option Parcel, including costs related to design, engineering, environmental, survey/title, and permitting and legal costs, aggregated $168.4 million as of December 31, 2024.
On August 6, 2024, ARE-East River Science Park, LLC filed a lawsuit in the United States District Court for the Southern
District of New York against its landlord, New York City Health + Hospitals Corporation (“H+H”), and the New York City Economic
Development Corporation (“EDC”). On January 24, 2025, ARE-East River Science Park, LLC filed a First Amended Complaint. The lawsuit alleges two principal claims against H+H and EDC: fraud in the inducement, and, in the alternative, breach of contract in violation of the implied covenant of good faith and fair dealing. As alleged in the complaint, ARE-East River Science Park, LLC’s claims arise from H+H’s and EDC’s misrepresentations and concealment of material facts in connection with a floodwall, which H+H and EDC are seeking to require ARE-East River Science Park, LLC to integrate into the development of the Option Parcel. ARE-East River
Science Park, LLC alleges that H+H’s and EDC’s misconduct have prevented it from commencing the development of the Option
Parcel. In light of the pending litigation, the closing date for our option and thus the commencement date for construction of the third tower at the campus are presently indeterminate. Among other things, ARE-East River Science Park, LLC is seeking significant damages and equitable relief from the court to confirm our understanding that the option is in full force and effect.
This matter exposes us to potential losses ranging from zero to the full amount of the investment in the project aggregating
$168.4 million as of December 31, 2024, depending on any collection of damages and/or the ability to develop the project. We performed a probability-weighted recoverability analysis based on estimates of various possible outcomes and determined no impairment was present as of December 31, 2024.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES
From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of December 31, 2024, our real estate joint ventures held the following properties:

Property	Market	Submarket	Our Ownership Interest(1)
Consolidated real estate joint ventures(2):
50 and 60 Binney Street	Greater Boston	Cambridge/Inner Suburbs	34.0%
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
100 and 225 Binney Street and 300 Third Street	Greater Boston	Cambridge/Inner Suburbs	30.0%
99 Coolidge Avenue	Greater Boston	Cambridge/Inner Suburbs	75.0%
15 Necco Street	Greater Boston	Seaport Innovation District	56.7%
285, 299, 307, and 345 Dorchester Avenue	Greater Boston	Seaport Innovation District	60.0%
Alexandria Center® for Science and Technology – Mission Bay(3)	San Francisco Bay Area	Mission Bay	25.0%
1450 Owens Street	San Francisco Bay Area	Mission Bay	25.1%	(4)
601, 611, 651, 681, 685, and 701 Gateway Boulevard	San Francisco Bay Area	South San Francisco	50.0%
751 Gateway Boulevard	San Francisco Bay Area	South San Francisco	51.0%
211 and 213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae	San Francisco Bay Area	South San Francisco	48.2%
3215 Merryfield Row	San Diego	Torrey Pines	30.0%
Campus Point by Alexandria(5)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	30.0%
SD Tech by Alexandria(6)	San Diego	Sorrento Mesa	50.0%
Pacific Technology Park	San Diego	Sorrento Mesa	50.0%
Summers Ridge Science Park(7)	San Diego	Sorrento Mesa	30.0%
1201 and 1208 Eastlake Avenue East	Seattle	Lake Union	30.0%
199 East Blaine Street	Seattle	Lake Union	30.0%
400 Dexter Avenue North	Seattle	Lake Union	30.0%
800 Mercer Street	Seattle	Lake Union	60.0%

Unconsolidated real estate joint ventures(2):
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
1450 Research Boulevard	Maryland	Rockville	73.2%	(8)
101 West Dickman Street	Maryland	Beltsville	58.4%	(8)
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
(3)Includes 409 and 499 Illinois Street, 1500 and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(4)During the year ended December 31, 2024, our equity ownership decreased from 40.6% to 25.1% based on continued funding of construction costs by our joint venture partner and a reallocation of equity to our joint venture partner of $30.2 million from us. The noncontrolling interest share of our joint venture partner is anticipated to increase to 75% and ours to decrease to 25% as our partner contributes additional equity to fund the construction of the project.
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

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
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
Formation of consolidated real estate joint ventures
We evaluated each of our real estate joint ventures described below under the consolidation framework outlined above and further detailed in “Consolidation” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements.
For a summary of our completed dispositions of real estate assets during the year ended December 31, 2024, refer to “Sales of real estate assets and impairment charges” in Note 3 – “Investments in real estate” to our consolidated financial statements.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
285, 299, 307, and 345 Dorchester Avenue
During the three months ended March 31, 2024, we formed real estate joint ventures to develop a Megacampus. We contributed $155.3 million to these real estate joint ventures, and our partner’s share of contributed real estate assets aggregated
$103.5 million. As of March 31, 2024, these joint ventures owned four land parcels at 285, 299, 307, and 345 Dorchester Avenue in our
Seaport Innovation District submarket, with future development opportunities aggregating 1.0 million SF. We determined that we have control over these real estate joint ventures, and we therefore consolidate the joint ventures. As of December 31, 2024, we have a 60%
ownership interest in the real estate joint ventures.
1201 and 1208 Eastlake Avenue East
In September 2024, our prior joint venture partner sold its ownership interest in each of 1201 and 1208 Eastlake Avenue East real estate joint ventures to our new joint venture partner, who is also our longstanding tenant at the 1201 and 1208 Eastlake Avenue
East properties, occupying 115,839 RSF out of the total 206,134 RSF. Alexandria’s ownership interest in each of 1201 and 1208
Eastlake Avenue East remained unchanged at 30.0%. Upon completion of the sale, we reassessed our consolidation analysis for this joint venture and determined that we retain control, and we therefore continue to consolidate the real estate joint venture.
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
The table below aggregates the balance sheet information of our consolidated VIEs as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Investments in real estate	$8,917,718	$8,032,315
Cash and cash equivalents	335,223	306,475
Other assets	777,033	728,390
Total assets	$10,029,974	$9,067,180

Secured notes payable	$149,321	$119,042
Other liabilities	626,460	608,665
Mandatorily redeemable noncontrolling interest	—	35,250
Total liabilities	775,781	762,957
Redeemable noncontrolling interests	10,360	6,868
Alexandria Real Estate Equities, Inc.’s share of equity	4,754,386	4,162,017
Noncontrolling interests’ share of equity	4,489,447	4,135,338
Total liabilities and equity	$10,029,974	$9,067,180

In determining whether to aggregate the balance sheet information of consolidated VIEs, we considered the similarity of each
VIE, including the primary purpose of these entities to own, manage, operate, and lease real estate properties owned by the VIEs, and the similar nature of our involvement in each VIE as a managing member. Due to the similarity of the characteristics, we present the balance sheet information of these entities on an aggregated basis. None of our consolidated VIEs’ assets have restrictions that limit their use to settle specific obligations of the VIE. There are no creditors or other partners of our consolidated VIEs that have recourse to our general credit, and our maximum exposure to our consolidated VIEs is limited to our variable interests in each VIE, except for our
99 Coolidge Avenue real estate joint venture in which the VIE’s secured construction loan is guaranteed by us. Refer to Note 10 –
“Secured and unsecured senior debt” to our consolidated financial statements for additional information.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
Unconsolidated real estate joint ventures
Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE, except for our 1450 Research
Boulevard and 101 West Dickman Street unconsolidated real estate joint ventures in which we guarantee up to $6.7 million of the outstanding balance related to each VIE’s secured loan. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method and classified in investments in unconsolidated real estate joint ventures in our consolidated balance sheets, consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
Property	2024	2023
1655 and 1725 Third Street	$10,574	$11,718
1450 Research Boulevard	9,193	6,041
101 West Dickman Street	9,749	9,290
Other	10,357	10,731
	$39,873	$37,780
1401/1413 Research Boulevard
We held a 65.0% ownership interest in an unconsolidated real estate joint venture at 1401/1413 Research Boulevard located in our Rockville submarket of Maryland. In October 2024, this unconsolidated real estate joint venture completed the sale of its sole real estate asset, a retail shopping center aggregating 84,837 RSF, and repaid its debt during the three months ended December 31, 2024.
We received cash proceeds, net of our $18.6 million share of the debt balance, approximating our $3.3 million share of the gain on sale classified in equity in earnings of unconsolidated real estate joint ventures in our consolidated statement of operations. The unconsolidated joint venture is in the process of dissolution, pending completion of regulatory and legal requirements.
The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of
December 31, 2024 (dollars in thousands):

					At 100%		Our Share
Unconsolidated Joint Venture	Maturity Date	Stated Rate		Interest Rate(1)	Aggregate Commitment	Debt Balance(2)
1655 and 1725 Third Street(3)	3/10/25	4.50%		4.57%	$600,000	$599,930	10.0%
101 West Dickman Street	11/10/26	SOFR + 1.95%	(4)	6.36%	26,750	18,884	58.4%
1450 Research Boulevard	12/10/26	SOFR + 1.95%	(4)	6.42%	13,000	8,637	73.2%
					$639,750	$627,451
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of December 31, 2024.
(3)The unconsolidated real estate joint venture is in the process of refinancing approximately $500 million of this debt with a new secured note payable, which is expected to close in the first quarter of 2025. The remaining debt balance of approximately $100 million will be repaid through contributions from the joint venture partners. We expect to contribute our share of approximately $10 million in the first quarter of 2025. As of December 31, 2024, our investment in this unconsolidated real estate joint venture was $10.6 million.
(4)This loan is subject to a fixed SOFR floor of 0.75%.

5.LEASES
Refer to “Lease accounting” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements for information about lease accounting standards that set principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors).
Leases in which we are the lessor
As of December 31, 2024, we had 391 properties aggregating 39.8 million operating RSF in key cluster locations, including
Greater Boston, the San Francisco Bay Area, San Diego, Seattle, Maryland, Research Triangle, and New York City. We primarily focus on developing Class A/A+ properties in AAA life science innovation cluster locations that offer the scale and strategic design integral to our Megacampus strategy. Strategically located near top academic and medical research institutions and equipped with curated amenities and services, and convenient access to transit, our Megacampus ecosystems are designed to support our tenants in attracting and retaining top talent, which we believe is a key driver of tenant demand for our properties.
As of December 31, 2024, all leases in which we are the lessor were classified as operating leases, with the exception of one direct financing lease. Our leases are described below.
Operating leases
As of December 31, 2024, our 391 properties were subject to operating lease agreements. Four of these properties are subject to operating lease agreements that each contain a purchase option as described below:
(i)Two of these properties, representing two land parcels, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 67.9 years.
(ii)Two operating properties, held by a consolidated real estate joint venture, are subject to purchase options held by our partner in this joint venture, which is also a tenant at these properties. One purchase option allows our partner to purchase our 30% interest in one property for $40.0 million in 2031. Contingent upon the exercise of this option, the second purchase option allows our partner to purchase our 30% interest in one property for $69.1 million in 2034. Our partner’s remaining lease terms for these operating leases are 19.7 years and 6.2 years, respectively.
We evaluated the impact of the purchase options on the classifications of the existing operating leases and determined that each lease continues to meet the criteria for classification as an operating lease.
Certain operating leases contain options for the tenant to extend their lease at prevailing market rates at the time of expiration.
In addition, certain operating leases contain an early termination option that requires advance notification and payment of an early termination fee by the tenant.
At the commencement of each lease, we establish the lease term comprised of the noncancelable period for each lease together with periods covered by options to extend or terminate the lease that we determine the lessee is reasonably certain to exercise. Our assessment of whether a lessee is reasonably certain to exercise or not exercise an option considers all economic factors relevant to the assessment, including property-based, market-based, and tenant-based factors.
Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of December 31, 2024 are outlined in the table below (in thousands):

Year	Amount
2025	$1,849,925
2026	1,775,175
2027	1,708,433
2028	1,577,208
2029	1,460,001
Thereafter	9,503,137
Total	$17,873,879
Refer to Note 3 – “Investments in real estate” to our consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

5.LEASES (continued)
Direct financing lease
As of December 31, 2024, we had one direct financing lease agreement, with a net investment balance of $41.5 million, for a parking structure with a remaining lease term of 67.9 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.
The components of our aggregate net investment in our direct financing lease as of December 31, 2024 and 2023 are summarized in the table below (in thousands):

	December 31,
	2024	2023
Gross investment in direct financing lease	$251,405	$253,324
Less: unearned income on direct financing lease	(207,734)	(210,388)
Less: provision for expected credit losses	(2,168)	(2,839)
Net investment in direct financing lease	$41,503	$40,097
During the year ended December 31, 2024, we recorded an adjustment of $671 thousand to reduce our estimated expected credit loss related to our direct financing lease to $2.2 million as of December 31, 2024 from $2.8 million as of December 31, 2023. We estimate an expected credit loss related to our direct financing lease using a probability of default methodology that incorporates the credit rating of the borrower to evaluate the probability of default, and projected value of the real estate assets securing the investment to estimate recoveries in the event of default, among other inputs. The adjustment during the year ended December 31, 2024 was recognized in other income in our consolidated statement of operations in connection with the improvement of the credit rating of the lessee. For further details, refer to “Provision for expected credit losses” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements.
Future lease payments to be received under the terms of our direct financing lease as of December 31, 2024 are outlined in the table below (in thousands):

Year	Total
2025	$1,976
2026	2,036
2027	2,097
2028	2,160
2029	2,224
Thereafter	240,912
Total	$251,405
Income from rentals
Our income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$3,005,137	$2,802,567	$2,534,862
Direct financing leases	2,653	2,608	3,094
Revenues subject to the lease accounting standard	3,007,790	2,805,175	2,537,956
Revenues subject to the revenue recognition accounting standard	41,916	37,281	38,084
Income from rentals	$3,049,706	$2,842,456	$2,576,040

5.LEASES (continued)
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
Deferred leasing costs
The following table summarizes our deferred leasing costs as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Deferred leasing costs	$1,061,924	$1,035,339
Accumulated amortization	(575,965)	(525,941)
Deferred leasing costs, net	$485,959	$509,398
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
As of December 31, 2024, the present value of the remaining contractual payments aggregating $949.4 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $507.1 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $764.5 million. As of December 31, 2024, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 56 years, including extension options that we are reasonably certain to exercise, and the weighted-average discount rate was 4.9%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.
Included in the operating lease liability balance as of December 31, 2024 is the $134.3 million liability related to an amendment to our existing ground lease agreement at the Alexandria Technology Square® Megacampus aggregating 1.2 million RSF in our
Cambridge submarket, which extended the lease term by 24 years from January 1, 2065 to December 31, 2088. The amendment required that we prepay our entire rent obligation for the extended lease term aggregating $270.0 million in two equal installments in
December 2024 and in January 2025. In December 2024, we made the first installment payment aggregating $135.0 million. On
January 14, 2025, we made the second and final installment payment of $135.0 million.
Ground lease obligations as of December 31, 2024, included leases for 32 of our properties, which accounted for approximately 8% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $5.6 million as of December 31, 2024, our ground lease obligations have remaining lease terms ranging from approximately 30 to 82 years, including extension options that we are reasonably certain to exercise.

5.LEASES (continued)
The reconciliation of future lease payments under noncancelable operating leases in which we are the lessee to the operating lease liability reflected in our consolidated balance sheet as of December 31, 2024 is in the table below (in thousands):

Year	Total
2025	$157,887
2026	23,081
2027	22,162
2028	21,830
2029	21,338
Thereafter	703,148
Total future payments under our operating leases in which we are the lessee	949,446
Effect of discounting	(442,319)
Operating lease liability	$507,127
Lessee operating costs
Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. For the years ended December 31, 2024, 2023, and 2022, amounts paid and classified as operating activities in our consolidated statements of cash flows for leases in which we are the lessee were $167.8 million, $32.2 million, and $55.2 million, respectively. The increase in 2024 from 2023 primarily relates to a
$135.0 million payment made in December 2024 in connection with an amendment to our ground lease agreement at the Alexandria
Technology Square® Megacampus, as described in the previous section. The decrease in 2023 from 2022 primarily relates to a
$26.3 million payment made during the three months ended March 31, 2022 in connection with the execution of ground lease extensions at two properties in our Greater Stanford submarket. Our operating lease obligations related to our office leases have remaining terms of up to 12 years, exclusive of extension options. For the years ended December 31, 2024, 2023, and 2022, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Gross operating lease costs	$40,740	$39,879	$36,527
Capitalized lease costs	(1,780)	(5,544)	(3,661)
Expenses for operating leases in which we are the lessee	$38,960	$34,335	$32,866

6.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash, cash equivalents, and restricted cash consisted of the following as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024	2023
Cash and cash equivalents	$552,146	$618,190
Restricted cash:
Funds held in escrow for real estate acquisitions	2,954	37,434
Other	4,747	5,147
	7,701	42,581
Total	$559,847	$660,771

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
From time to time, we may hold equity investments in publicly traded companies that are subject to contractual sale restrictions. We do not recognize a discount related to a contractual sale restriction.
Investments accounted for under the equity method
Under the equity method of accounting, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of earnings or losses reported by the investee, distributions received, and other-than-temporary impairments.
As of December 31, 2024, we had 11 investments in limited partnerships maintaining specific ownership accounts for each investor, which were accounted for under the equity method. These investments aggregated $186.2 million. Our ownership interest in each of these 11 investments was greater than 5%.
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
Funding commitments to investments in privately held entities that report NAV
We are committed to funding approximately $372.9 million for our investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 12 years, with a weighted-average expiration of 8.2 years as of December
31, 2024. These investments are not redeemable by us, but we may receive distributions from these investments throughout their terms. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.3 years as of December 31,
2024.

7.INVESTMENTS (continued)
The following tables summarize our investments as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$188,653	$24,262	$(107,248)	$105,667
Entities that report NAV	518,074	126,077	(34,285)	609,866
Entities that do not report NAV:
Entities with observable price changes	99,932	77,761	(2,956)	174,737
Entities without observable price changes	400,487	—	—	400,487
Investments accounted for under the equity method	N/A	N/A	N/A	186,228
Total investments	$1,207,146	$228,100	$(144,489)	$1,476,985

	December 31, 2023
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$203,467	$50,377	$(94,278)	$159,566
Entities that report NAV	507,059	192,468	(27,995)	671,532
Entities that do not report NAV:
Entities with observable price changes	97,892	77,600	(1,224)	174,268
Entities without observable price changes	368,654	—	—	368,654
Investments accounted for under the equity method	N/A	N/A	N/A	75,498
Total investments	$1,177,072	$320,445	$(123,497)	$1,449,518

Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of December 31, 2024 aggregated to a loss of $90.4 million, which consisted of upward adjustments aggregating $77.8 million, downward adjustments aggregating $3.0 million, and impairments aggregating $165.2 million.
Our investment income (loss) for the years ended December 31, 2024, 2023, and 2022 consisted of the following (in thousands):

	Year Ended December 31,
	2024		2023	2022
Realized gains	$59,124	(1)	$6,078	$80,435
Unrealized losses	(112,246)		(201,475)	(412,193)
Investment loss	$(53,122)		$(195,397)	$(331,758)

(1)Consists of realized gains of $117.2 million, partially offset by impairment charges of $58.1 million during the year ended December 31, 2024.
During the year ended December 31, 2024, gains and losses on investments in privately held entities that do not report NAV still held as of December 31, 2024 aggregated to a loss of $37.7 million, which consisted of upward adjustments aggregating
$22.8 million and downward adjustments and impairments aggregating $60.5 million.
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
Unrealized gains or losses related to investments still held (excluding investments accounted for under the equity method) as of December 31, 2024, 2023, and 2022 aggregated to losses of $32.7 million, $58.8 million, and $276.5 million, respectively.
Our investment loss of $53.1 million for the year ended December 31, 2024 also included $2.6 million of equity in losses of our equity method investments.
Refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements for additional information.

8. OTHER ASSETS
The following table summarizes the components of other assets as of December 31, 2024 and 2023 (in thousands):

	December 31,
	2024		2023
Acquired in-place leases	$305,144		$461,613
Deferred compensation plan	47,727		40,365
Deferred financing costs – unsecured senior line of credit	49,056	(1)	30,897
Deposits	21,768		25,863
Furniture, fixtures, equipment, and software	39,558		26,560
Net investment in direct financing lease	41,503		40,097
Notes receivable	120,546	(2)	15,841
Operating lease right-of-use assets	764,472	(3)	516,452
Other assets	96,690		88,453
Prepaid expenses	33,567		30,969
Property, plant, and equipment	141,275		144,784
Total	$1,661,306		$1,421,894
(1)Increase is primarily due to the amendment and restatement of our unsecured senior line of credit to extend the maturity date from January 22, 2028 to January 22,
2030, which was completed in September 2024. Refer to Note 10 – “Secured and unsecured senior debt” to our consolidated financial statements for additional information.
(2)Increase is attributable to the seller financing provided in December 2024 to the buyers of our real estate assets. Refer to "Notes receivable” below for additional information.
(3)Includes the operating lease right-of-use asset related to an amendment executed in July 2024 to our existing ground lease agreement at the Alexandria Technology
Square® Megacampus. Refer to “Leases in which we are the lessee” in Note 5 – “Leases” to our consolidated financial statements for additional information.
Notes receivable
Our notes receivable as of December 31, 2024 consisted of the following (dollars in thousands):

Notes Receivable	Effective Interest Rate	Maturity Date	Balance
Secured by real estate assets in San Diego	8.6%	7/5/29	$103,427
Other			17,356
Less: provision for expected credit losses			(237)
Notes receivable			$120,546
Our notes receivable represent held-to-maturity debt securities carried at amortized costs and are generally secured by real estate. Under the current expected credit losses accounting standard, we are required to estimate and, if necessary, recognize expected credit losses related to these notes. We do not have a history of losses on such securities; therefore, we utilize available information on historical losses for the commercial real estate industry. We determine expected credit losses for our notes receivable using historical industry losses and considering loan-specific information, including credit ratings of the borrowers, estimated fair values of underlying real estate assets, loan-to-value ratios, the presence of guarantors, and/or other available information. During the three months ended December 31, 2024, we recognized a provision for expected credit losses of $237 thousand related to our notes receivable, reducing the notes receivable balance in our consolidated balance sheet and other income in our consolidated statement of operations accordingly. This provision will be reevaluated periodically, with any necessary adjustments recognized in the corresponding period.

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
Assets and liabilities measured at fair value on a recurring basis
The following table sets forth the assets that we measure at fair value on a recurring basis by level in the fair value hierarchy
(in thousands). There were no liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023. There were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the year ended
December 31, 2024.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in publicly traded companies:
As of December 31, 2024	$105,667	$105,667	$—	$—
As of December 31, 2023	$159,566	$159,566	$—	$—
Our investments in publicly traded companies represent investments with readily determinable fair values, and are carried at fair value, with changes in fair value classified in investment income (loss) in our consolidated financial statements. We also hold investments in privately held entities, which consist of (i) investments that report NAV and (ii) investments that do not report NAV, as further described below.
Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of December 31, 2024 and 2023, the carrying values of investments in privately held entities that report NAV aggregated $609.9 million and $671.5 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standard. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments.

9.FAIR VALUE MEASUREMENTS (continued)
Assets and liabilities measured at fair value on a nonrecurring basis
The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2024 and 2023 (in thousands).

			Fair Value Measurement Using
Description	Carrying Amount		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Real estate assets held for sale with carrying values adjusted to fair value less costs to sell:
As of December 31, 2024	$322,662	(1)	$—	$—		$322,662	(2)
As of December 31, 2023	$133,885	(1)	$—	$—		$133,885	(2)
Investments in privately held entities that do not report NAV:
As of December 31, 2024	$184,236		$—	$174,737	(3)	$9,499	(4)
As of December 31, 2023	$188,689		$—	$174,268	(3)	$14,421	(4)
(1)These amounts are included in the total balances of our net assets classified as held for sale aggregating $371.3 million and $191.4 million as of December 31, 2024 and 2023, respectively, disclosed in Note 3 – “Investments in real estate” and represent assets held for sale as of December 31, 2024 and 2023, respectively, for which impairments were recognized.
(2)These amounts represent the aggregate carrying amounts of assets held for sale after adjustments to their respective fair values less costs to sell based on executed purchase and sale agreements, letters of intent, or valuations provided by third-party real estate brokers.
(3)These amounts represent the total carrying amounts of our equity investments in privately held entities with observable price changes, which are included in the investments balances of $1.5 billion and $1.4 billion in our consolidated balance sheets as of December 31, 2024 and 2023, respectively, disclosed in Note 7 –
“Investments” to our consolidated financial statements.
(4)These amounts are included in the investments in privately held entities without observable price changes balances aggregating $400.5 million and $368.7 million as of
December 31, 2024 and 2023, respectively, disclosed in Note 7 – “Investments” to our consolidated financial statements. The aforementioned balances represent the carrying amounts of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described in “Investments” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements.
Real estate assets classified as held for sale measured at fair value less costs to sell
Our real estate assets classified as held for sale and measured at fair value less costs to sell are presented in the table above.
These properties are subsets of our total real estate assets classified as held for sale as of December 31, 2024 and 2023, respectively.
The fair values for these real estate assets were estimated based on executed purchase and sale agreements, letters of intent, or valuations provided by third-party real estate brokers. Refer to “Investments in real estate” in Note 2 – “Summary of significant accounting policies,” and “Sales of real estate assets and impairment charges” within Note 3 – “Investments in real estate” to our consolidated financial statements for additional information.
Investments in privately held entities that do not report NAV
Our investments in privately held entities that do not report NAV are measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income (loss). These investments are adjusted based on the observable price changes in orderly transactions for the identical or similar investment of the same issuer. Further adjustments are not made until another observable transaction occurs. Therefore, the determination of fair values of our investments in privately held entities that do not report NAV does not involve significant estimates and assumptions or subjective and complex judgments.
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

9.FAIR VALUE MEASUREMENTS (continued)
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
As of December 31, 2024 and 2023, the book and estimated fair values of our secured notes payable and unsecured senior notes payable and the amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	December 31, 2024
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$149,909	$—	$149,413	$—	$149,413
Unsecured senior notes payable	$12,094,465	$—	$10,472,993	$—	$10,472,993
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$—	$—	$—	$—	$—

	December 31, 2023
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$119,662	$—	$118,660	$—	$118,660
Unsecured senior notes payable	$11,096,028	$—	$9,708,930	$—	$9,708,930
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$99,952	$—	$99,915	$—	$99,915
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, deposits, notes receivable, accounts payable, accrued expenses, and other short-term liabilities approximate their fair value.

10.SECURED AND UNSECURED SENIOR DEBT
The following table summarizes our outstanding indebtedness and respective principal payments remaining as of December 31, 2024 (dollars in thousands):

	Stated Rate	Interest Rate(1)		Maturity Date(2)		Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount) Premium
Debt						2025	2026	2027	2028	2029	Thereafter	Principal		Total
Secured notes payable
Greater Boston(3)	SOFR+2.70%	7.52%		11/19/26		$—	$149,594	$—	$—	$—	$—	$149,594	$(272)	$149,322
San Francisco Bay Area	6.50%	6.50		7/1/36		34	36	38	41	44	394	587	—	587
Secured debt weighted-average interest rate/subtotal		7.51				34	149,630	38	41	44	394	150,181	(272)	149,909

Unsecured senior line of credit and commercial paper program(4)	(4)	N/A	(4)	1/22/30	(4)	—	—	—	—	—	—	—	—	—
Unsecured senior notes payable	3.45%	3.62		4/30/25		600,000	—	—	—	—	—	600,000	(296)	599,704
Unsecured senior notes payable	4.30%	4.50		1/15/26		—	300,000	—	—	—	—	300,000	(532)	299,468
Unsecured senior notes payable	3.80%	3.96		4/15/26		—	350,000	—	—	—	—	350,000	(653)	349,347
Unsecured senior notes payable	3.95%	4.13		1/15/27		—	—	350,000	—	—	—	350,000	(1,067)	348,933
Unsecured senior notes payable	3.95%	4.07		1/15/28		—	—	—	425,000	—	—	425,000	(1,312)	423,688
Unsecured senior notes payable	4.50%	4.60		7/30/29		—	—	—	—	300,000	—	300,000	(1,027)	298,973
Unsecured senior notes payable	2.75%	2.87		12/15/29		—	—	—	—	400,000	—	400,000	(2,064)	397,936
Unsecured senior notes payable	4.70%	4.81		7/1/30		—	—	—	—	—	450,000	450,000	(2,057)	447,943
Unsecured senior notes payable	4.90%	5.05		12/15/30		—	—	—	—	—	700,000	700,000	(4,730)	695,270
Unsecured senior notes payable	3.375%	3.48		8/15/31		—	—	—	—	—	750,000	750,000	(4,348)	745,652
Unsecured senior notes payable	2.00%	2.12		5/18/32		—	—	—	—	—	900,000	900,000	(6,967)	893,033
Unsecured senior notes payable	1.875%	1.97		2/1/33		—	—	—	—	—	1,000,000	1,000,000	(7,109)	992,891
Unsecured senior notes payable	2.95%	3.07		3/15/34		—	—	—	—	—	800,000	800,000	(7,236)	792,764
Unsecured senior notes payable	4.75%	4.88		4/15/35		—	—	—	—	—	500,000	500,000	(4,958)	495,042
Unsecured senior notes payable	5.25%	5.38		5/15/36		—	—	—	—	—	400,000	400,000	(4,109)	395,891
Unsecured senior notes payable	4.85%	4.93		4/15/49		—	—	—	—	—	300,000	300,000	(2,872)	297,128
Unsecured senior notes payable	4.00%	3.91		2/1/50		—	—	—	—	—	700,000	700,000	9,985	709,985
Unsecured senior notes payable	3.00%	3.08		5/18/51		—	—	—	—	—	850,000	850,000	(11,227)	838,773
Unsecured senior notes payable	3.55%	3.63		3/15/52		—	—	—	—	—	1,000,000	1,000,000	(13,673)	986,327
Unsecured senior notes payable	5.15%	5.26		4/15/53		—	—	—	—	—	500,000	500,000	(7,592)	492,408
Unsecured senior notes payable	5.625%	5.71		5/15/54		—	—	—	—	—	600,000	600,000	(6,691)	593,309
Unsecured debt weighted-average interest rate/subtotal		3.81				600,000	650,000	350,000	425,000	700,000	9,450,000	12,175,000	(80,535)	12,094,465
Weighted-average interest rate/total		3.86%				$600,034	$799,630	$350,038	$425,041	$700,044	$9,450,394	$12,325,181	$(80,807)	$12,244,374
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Represents a secured construction loan held by our consolidated real estate joint venture for 99 Coolidge Avenue, of which we own a 75.0% interest. As of December 31, 2024, this joint venture has $45.7 million available under existing lender commitments. The interest rate shall be reduced from SOFR+2.70% to SOFR+2.10% over time upon the completion of certain leasing, construction, and financial covenant milestones. During the three months ended December 31,
2024, we extended the maturity date for a secured construction loan held by our consolidated real estate joint venture at 99 Coolidge Avenue to November 19, 2025. We have a one-year option to extend the maturity date to November 19,
2026, subject to certain conditions.
(4)Refer to “$5.0 billion unsecured senior line of credit” and “$2.5 billion commercial paper program” on the following page.

10.SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our secured and unsecured senior debt and amounts outstanding under our unsecured senior line of credit and commercial paper program as of December 31, 2024 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt				Weighted-Average
						Interest		Remaining Term (in years)
			Total		Percentage	Rate(1)
Secured notes payable	$587	$149,322	$149,909		1.2%	7.51%		1.9
Unsecured senior notes payable	12,094,465	—	12,094,465		98.8	3.81		12.8
Unsecured senior line of credit and commercial paper program	—	—	—	(2)	—	N/A	(2)	5.1	(3)
Total/weighted average	$12,095,052	$149,322	$12,244,374		100.0%	3.86%		12.7	(3)
Percentage of total debt	98.8%	1.2%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)As of December 31, 2024, we had no outstanding balance on our unsecured senior line of credit and no commercial paper notes outstanding.
(3)We calculate the weighted-average remaining term of our commercial paper notes by using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper notes, the consolidated weighted-average maturity of our debt is 12.7 years. The commercial paper notes sold during the year ended December 31, 2024 were issued at a weighted-average yield to maturity of 5.30% and had a weighted-average maturity term of 18 days.
Unsecured senior notes payable
In February 2024, we issued $1.0 billion of unsecured senior notes payable with a weighted-average interest rate of 5.48%
and a weighted-average maturity of 23.1 years. The unsecured senior notes consisted of $400.0 million of 5.25% unsecured senior notes due 2036 and $600.0 million of 5.625% unsecured senior notes due 2054.
$5.0 billion unsecured senior line of credit
As of December 31, 2024, our unsecured senior line of credit had aggregate commitments of $5.0 billion and bore an interest rate of SOFR plus 0.855%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of
0.145% based on the aggregate commitments outstanding. Based upon our ability to achieve certain annual sustainability metrics, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.
Based on certain sustainability metrics achieved in accordance with the terms of our unsecured senior line of credit agreement, the borrowing rate was reduced for a one-year period by two basis points to SOFR plus 0.855%, from SOFR plus 0.875%, and the facility fee was reduced by 0.5 basis point to 0.145% from 0.15%. As of December 31, 2024, we had no outstanding balance on our unsecured line of credit.
In September 2024, we amended and restated our unsecured senior line of credit to, among other changes, extend the maturity date from January 22, 2028 to January 22, 2030, including extension options that we control.
$2.5 billion commercial paper program
Our commercial paper program provides us with the ability to issue up to $2.5 billion of commercial paper notes that bear interest at short-term fixed rates with a maturity of generally 30 days or less and a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding notes issued under our commercial paper program. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. During the year ended December 31, 2024, the commercial paper notes were issued at a weighted-average yield to maturity of 5.30% and had a weighted-average maturity term of 18 days. As of December 31,
2024, we had no outstanding balance on our commercial paper program.

10.SECURED AND UNSECURED SENIOR DEBT (continued)
Interest expense
The following table summarizes interest expense for the years ended December 31, 2024, 2023, and 2022 (in thousands):

	Year Ended December 31,
	2024	2023	2022
Interest incurred	$516,799	$438,182	$372,848
Capitalized interest	(330,961)	(363,978)	(278,645)
Interest expense	$185,838	$74,204	$94,203
11.ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES
The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of December
31, 2024 and 2023 (in thousands):

	December 31,
	2024		2023
Accounts payable and accrued expenses	$534,803		$524,439
Accrued construction	500,890		606,333
Acquired below-market leases	180,407		322,040
Conditional asset retirement obligations	53,968		53,083
Deferred rent liabilities	11,461		15,183
Operating lease liability	507,127	(1)	382,883
Unearned rent and tenant security deposits	691,873		548,529
Other liabilities	173,822		158,453
Total	$2,654,351		$2,610,943
(1)Balance as of December 31, 2024 includes a $135.0 million ground lease liability related to an amendment executed in July 2024 to our existing ground lease agreement at the Alexandria Technology Square® Megacampus. For additional information, refer to “Leases in which we are the lessee” in Note 5 – “Leases” to our consolidated financial statements.
As of December 31, 2024 and 2023, our conditional asset retirement obligations liability primarily consisted of the soil and groundwater remediation liabilities associated with certain of our properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, requires remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys; subsurface sampling; and other testing. We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos)
when the fair value of the liability can be reasonably estimated. In addition, environmental laws and regulations subject our tenants, and potentially us, to liability that may result from our tenants’ routine handling of hazardous substances and wastes as part of their operations at our properties. These assessments and investigations of our properties have not to date revealed any additional environmental liability we believe would have a material adverse effect on our business and financial statements or that would require additional disclosures or recognition in our consolidated financial statements.

12.EARNINGS PER SHARE
With respect to dividend rights, we have granted two types of restricted stock awards: (i) restricted stock awards with nonforfeitable rights to dividends and (ii) restricted stock awards with forfeitable rights to dividends.
We account for unvested restricted stock awards (“RSAs”) that contain nonforfeitable rights to dividends as participating securities and include these securities in the computation of EPS using the two-class method. Under the two-class method, we allocate net income (after amounts attributable to noncontrolling interests) to common stockholders and unvested RSAs with nonforfeitable rights to dividends by using the weighted-average shares of each class outstanding for quarter-to-date and year-to-date periods independently, based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.
Unvested RSAs that contain forfeitable rights to dividends do not qualify as participating securities under the two-class method because the dividend rights are forfeited if the awards do not vest. As a result, undistributed earnings are not allocated to these awards prior to vesting, and these awards have no effect on the computation of basic EPS while unvested. Once these awards vest, they are included in the denominator of basic EPS, weighted for the portion of the reporting period they were vested. Prior to vesting, these awards are included in the denominator of diluted EPS if they are dilutive, which is determined using the treasury stock method. Under this method, incremental shares are calculated as the difference between the total unvested shares and the number of shares that could hypothetically be repurchased using the assumed proceeds (including unrecognized compensation cost related to these awards).
These incremental shares are weighted for the portion of the reporting period they were unvested, and are included in the diluted EPS denominator only if their inclusion reduces EPS (i.e., if they are not antidilutive).
In addition, from time to time, we enter into forward equity sales agreements, which are discussed in Note 15 – “Stockholders’
equity” to our consolidated financial statements. We consider the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares were outstanding, are included in the denominator of basic EPS. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding – diluted using the treasury stock method.
The table below reconciles the numerators and denominators of the basic and diluted EPS computations for the years ended
December 31, 2024, 2023, and 2022 (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net income	$510,733	$280,994	$670,701
Net income attributable to noncontrolling interests	(187,784)	(177,355)	(149,041)
Net income attributable to unvested RSAs with nonforfeitable rights to dividends	(13,394)	(11,195)	(8,392)
Numerator for basic and diluted EPS – net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$309,555	$92,444	$513,268

Denominator for basic EPS – weighted-average shares of common stock outstanding	172,071	170,909	161,659
Dilutive effect of unvested RSAs with forfeitable rights to dividends	—	—	—
Dilutive effect of forward equity sales agreements	—	—	—
Denominator for diluted EPS – weighted-average shares of common stock outstanding	172,071	170,909	161,659
Net income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$1.80	$0.54	$3.18
Diluted	$1.80	$0.54	$3.18

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
We distributed all of our REIT taxable income in 2023 and 2022 and, as a result, did not incur federal income tax in those years on such income. For the year ended December 31, 2024, we expect to distribute all of our REIT taxable income and, as a result, do not expect to incur federal income tax. We expect to finalize our 2024 REIT taxable income when we file our 2024 federal income tax return in 2025.
The income tax treatment of distributions and dividends declared on our common stock for the years ended December 31,
2024, 2023, and 2022 was as follows (unaudited):

	Year Ended December 31,
	2024	2023	2022
Ordinary income	65.7%	87.8%	57.4%
Return of capital	1.6	—	—
Capital gains at 25%	13.9	0.2	8.1
Capital gains at 20%	18.8	12.0	34.5
Total	100.0%	100.0%	100.0%

Dividends declared	$5.19	$4.96	$4.72
Beginning in 2018, the Tax Cuts and Jobs Act of 2017 added Section 199A to allow for a new tax deduction based on certain qualified business income. Section 199A provides eligible individual taxpayers a deduction of up to 20% of their qualified REIT dividends. This deduction applies to the portion of dividends classified as ordinary income in the table above.
Our dividends declared in a given quarter are generally paid during the subsequent quarter. The taxability information presented above for our dividends paid in 2024 is based upon management’s estimate. Our federal tax return for 2024 is due on or before October 15, 2025, assuming we file for an extension of the due date. Our federal tax returns for previous tax years have not been examined by the IRS. Consequently, the taxability of distributions and dividends is subject to change.
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
As of December 31, 2024, there were no material unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. Interest expense and penalties, if any, are recognized in the first period during which the interest or penalties begin accruing, according to the provisions of the relevant tax law at the applicable statutory rate of interest. We did not incur any significant tax-related interest expense or penalties for the years ended December 31,
2024, 2023, and 2022.

13. INCOME TAXES (continued)
The following reconciles net income (determined in accordance with GAAP) to taxable income as filed with the IRS for the years ended December 31, 2023 and 2022 (in thousands and unaudited):

	Year Ended December 31,
	2023	2022
Net income	$280,994	$670,701
Net income attributable to noncontrolling interests	(177,355)	(149,041)
Book/tax differences:
Rental revenue recognition	134,778	(6,824)
Depreciation and amortization	331,322	225,319
Share-based compensation	73,320	45,656
Interest expense	(126,756)	(104,519)
Sales of property	7,784	(330,820)
Impairments	80,134	26,322
Non-real estate investments loss	209,092	369,021
Other	15,463	10,653
Taxable income before dividend deduction	828,776	756,468
Dividend deduction necessary to eliminate taxable income(1)	(828,776)	(756,468)
Estimated income subject to federal income tax	$—	$—
(1)Total common stock dividend distributions paid were approximately $847.5 million and $757.7 million during the years ended December 31, 2023 and 2022, respectively.
14.COMMITMENTS AND CONTINGENCIES
Employee retirement savings plan
We have a retirement savings plan pursuant to Section 401(k) of the Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In addition to employee contributions, we have elected to provide company discretionary profit-sharing contributions (subject to statutory limitations), which amounted to approximately $7.8 million, $8.6 million, and $8.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. Employees who participate in the plan are immediately vested in their contributions and in the contributions made on their behalf by the Company.
Concentration of credit risk
We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed the FDIC insurance coverage of $250,000, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We have not experienced any losses to date on our invested cash.
Our rental revenue is generated by a diverse array of many tenants. As of December 31, 2024, we had over 1,000 leases. The inability of any single tenant to make its lease payments is unlikely to have a severe or financially disruptive effect on our operations.
Commitments
As of December 31, 2024, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.0 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain projects, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $29.5 million.
We are committed to funding approximately $399.2 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV and expire at various dates over the next 12 years, with a weighted-average expiration of 8.2 years as of December 31, 2024.
As of December 31, 2024, the second installment payment related to the amendment of our existing ground lease agreement at the Alexandria Technology Square® Megacampus aggregating $135.0 million remained outstanding and was paid on January 14,
2025. Refer to “Operating lease agreements” in Note 5 – “Leases” to our consolidated financial statements for additional information.

15.STOCKHOLDERS’ EQUITY
Common equity transactions
Common stock repurchase program
On December 9, 2024, we announced that our Board of Directors authorized a common stock repurchase program under which we may repurchase up to $500.0 million of our common stock, until December 31, 2025 in the open market, in privately negotiated transactions, or otherwise. Stock repurchases are expected to be funded with net cash provided by operating activities after dividends and proceeds from dispositions and sales of partial interests.
In December 2024, we repurchased 496,276 shares of common stock under this repurchase program at an average price per share of $100.95. As of December 31, 2024, the approximate value of shares that may yet be purchased under this program was
$449.9 million.
From January 1, 2025 through January 27, 2025, we repurchased 1.5 million shares of additional common stock under this repurchase program at an average price per share of $97.26. As of the date of this report, the approximate value of shares authorized and remaining under this program was $299.9 million.
ATM common stock offering program
In February 2024, we entered into a new ATM common stock offering program that allows us to sell up to an aggregate of
$1.5 billion of our common stock.
During the three months ended June 30, 2024, we entered into new forward equity sales agreements aggregating $28 million to sell 230 thousand shares of common stock under our ATM program at an average price per share of $122.32 (before underwriting discounts).
During the three months ended December 31, 2024, we settled all outstanding forward equity sales agreements by issuing
230 thousand shares of common stock at an average price per share of $120.93 and received net proceeds of $27.8 million, before offering costs. As of December 31, 2024, the remaining aggregate amount available under our ATM program for future sales of common stock was $1.47 billion.
Accumulated other comprehensive loss
The change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the year ended December 31, 2024 was entirely due to net unrealized losses of $30.4 million on foreign currency translation related to our operations primarily in Canada.
Common stock, preferred stock, and excess stock authorizations
Our charter authorizes the issuance of 400.0 million shares of common stock, of which 172.2 million shares were issued and outstanding as of December 31, 2024. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of December 31, 2024. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of December 31, 2024.

16.SHARE-BASED COMPENSATION
Stock award and incentive plan
For the purpose of attracting and retaining the highest-quality personnel, providing for additional incentives, and promoting the success of our Company, we generally issue share-based compensation in the form of restricted stock, pursuant to our stock award and incentive plan. We have not granted any options since 2002. Each restricted share issued reduced our share reserve by one share (1:1 ratio). As of December 31, 2024, there were 4,665,494 shares reserved for the granting of future stock-based awards under our stock award and incentive plan.
In addition, our stock award and incentive plan permits us to issue share awards to our employees, non-employees, and non-
employee directors. A share award is an award of common stock that (i) may be fully vested upon issuance or (ii) may be subject to the risk of forfeiture under Section 83 of the Code. Shares issued generally vest over a four-year period from the date of issuance, and the sale of the shares is restricted prior to the date of vesting. Certain restricted share awards are also subject to an additional one-year holding period after vesting. The unearned portion of time-based share awards is amortized as share-based compensation expense on a straight-line basis over the vesting period. Certain restricted share awards are subject to vesting based upon the satisfaction of levels of performance or market conditions. Failure to satisfy the threshold performance conditions will result in the forfeiture of shares and in a reversal of previously recognized share-based compensation expense. Failure to satisfy the market condition results in the forfeiture of shares but does not result in a reversal of previously recognized share-based compensation expense, provided that the requisite service has been rendered. Forfeiture of time-based, performance-based, or market-based awards due to the failure to meet the service requirement results in the reversal of previously recognized share-based compensation expense.
The following is a summary of the stock awards activity under our equity incentive plan and related information for the years ended December 31, 2024, 2023, and 2022 (dollars in thousands, except per share information):

		Number of Share Awards	Weighted-Average Grant Date Fair Value per Share
Outstanding at December 31, 2021		1,823,460	$150.89
Granted		1,032,731	$141.58
Vested		(749,101)	$146.25
Forfeited		(19,569)	$160.83
Outstanding at December 31, 2022		2,087,521	$149.96
Granted		1,522,058	$108.22
Vested		(798,729)	$149.41
Forfeited		(56,689)	$104.65
Outstanding at December 31, 2023		2,754,161	$127.34
Granted		615,192	$102.96
Vested		(951,195)	$136.09
Forfeited		(180,253)	$109.63
Outstanding at December 31, 2024		2,237,905	$118.34

	Year Ended December 31,
	2024	2023	2022
Total grant date fair value of stock awards vested	$129,449	$119,335	$109,557
Total gross compensation recognized for stock awards	$118,439	$139,675	$104,424
Capitalized stock compensation	$58,805	$56,817	$46,684
Certain restricted stock awards granted during 2024, 2023, and 2022 are subject to performance and market conditions. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model using the following assumptions for
2024, 2023, and 2022, respectively: (i) expected term of 3.0 years, 3.0 years, and 2.8 years (equal to the remaining performance measurement period at the grant date), (ii) volatility of 28.7%, 32.0%, and 30.0% (approximating a blended average of implied and historical volatilities), (iii) dividend yield of 3.3%, 2.8%, and 2.5%, and (iv) risk-free rate of 4.18%, 4.22%, and 2.47%.
As of December 31, 2024, there was $177.2 million of unrecognized compensation related to unvested share awards under the equity incentive plan, which is expected to be recognized over the next four years and has a weighted-average vesting period of approximately 20 months.

17.NONCONTROLLING INTERESTS
Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. As of
December 31, 2024, these entities owned 67 properties, which are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the years ended December 31, 2024 and 2023, we distributed $256.7 million and $244.1 million, respectively, to our consolidated real estate joint venture partners.
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
18.SEGMENT INFORMATION
We are a life science real estate investment trust focused on developing, redeveloping, and operating properties that provide space for lease to tenants primarily in the life science industry. Our properties are leased predominantly through triple-net lease agreements and share key characteristics, including generic and reusable improvements, consistent lease structures, and business strategy. All properties are located within North America, predominantly in the U.S., and operate within a comparable regulatory environment. Our foreign operations, located in Canada, represent approximately 1% of our total revenues and total assets.
Operating segments
In 2024, our Chief Operating Decision Maker (“CODM”), represented by our Executive Chairman and our Chief Executive
Officer, revised their review approach from evaluating operating results at the individual property level to evaluating operating results at the geographic market level to assess performance and allocate resources. This change reflects the growth and evolving structure of our organization, as well as targeted initiatives implemented to streamline our business processes and enhance operational efficiencies.
We note that the recent accounting standard update on segment reporting, which became effective for us on January 1, 2024, had no impact on the reassessment of our operating segments, as it does not change the principles for determining operating segments or aggregation under ASC 280. Instead, our change was driven by organizational developments, as described below.
As a result, beginning in 2024, our operating segments aligned with our markets, including Greater Boston, San Francisco Bay
Area, San Diego, and Seattle, among others. The transition from a property-level to a market-level review of operating results was driven by the following key factors:
•Organizational growth and complexity. As our portfolio expanded, regular reviews of individual property-level operating results became increasingly granular and operationally inefficient for the CODM. Shifting to a market-level review allowed for a more strategic focus on key performance drivers and resource allocation priorities.
•Streamlining business processes and enhancing efficiencies. We have implemented significant organizational initiatives to improve efficiency and reduce costs. These initiatives included upgrading systems, improving processes, integrating smarter technology, and optimizing workflows to enhance operating effectiveness.
•Personnel-related changes. Reallocation and consolidation of roles and responsibilities, reduction in headcount, including retirement of certain executives, and elimination of redundancies across the company.
As a result of these measures, starting in 2024, regular market performance updates are now provided directly to the CODM.
These updates include each market’s net operating income (“NOI”), which serves as the profit or loss measure used by the CODM for performance assessment and resource allocation. NOI provides useful information regarding performance of each market as it reflects income and expenses incurred in connection with real estate operations in each market. This metric enables the CODM to evaluate the profitability and performance of each market on a consistent and comparable basis, supporting decisions on capital resource allocation, including in connection with development, redevelopment, acquisition, and disposition activities in each market.
Evaluation of economic similarity and aggregation of operating segments
In accordance with the segment reporting accounting standard, we evaluated the economic similarity of our operating segments. Seven of our nine operating segments exhibit consistent long-term economic characteristics, including similar historical long-
term NOI margins, which are also expected to remain similar in the future. Additionally, these markets share similar operational characteristics, including nature of services provided (i.e., leasing, operating, developing, and redeveloping life science properties), tenant base (i.e., a variety of tenants involved in the life science industry), methods of operation (i.e., consistent lease structures, property management practices, and business strategies), nature of the regulatory environment (consistent across North America,

18.SEGMENT INFORMATION (continued)
where all of our operating segments are located). Given these shared economic characteristics, we have aggregated our seven operating segments into one reportable segment for segment reporting purposes. Two of our operating segments did not meet the aggregation criteria, and individually did not meet the quantitative thresholds to qualify as reportable segments. Therefore, these operating segments are included in the “all other” category in the tables below.
The following table presents the reportable segment profit or loss measure — net operating income.

	Year Ended December 31,
(in thousands)	2024	2023	2022
Reportable segment revenues:
Revenues from external customers	$2,897,524	$2,685,027	$2,443,865
Other income	30,028	21,408	10,214
Reportable segment total revenues	2,927,552	2,706,435	2,454,079
Reportable segment total rental operating expenses	(831,258)	(763,700)	(695,226)
Reportable segment net operating income (reportable segment profit or loss)	$2,096,294	$1,942,735	$1,758,853
Significant expenses included in the reportable segment profit or loss measure (i.e., net operating income) are represented by the reportable segment total rental operating expenses and are disclosed in the table above. These expenses primarily include property taxes, utilities, repairs and maintenance, engineering, janitorial personnel, and other costs.
Presented below are reconciliations of the reportable segment total revenues to the consolidated revenues, the reportable segment total rental operating expenses to consolidated rental operations, the reportable segment NOI to the consolidated net income, and the reportable segment investments in real estate assets to the consolidated investments in real estate assets:

	Year Ended December 31,
(in thousands)	2024	2023	2022
Reconciliation of reportable segment revenues to consolidated total revenues:
Reportable segment total revenues	$2,927,552	$2,706,435	$2,454,079
All other revenues	188,842	179,264	134,883
Consolidated revenues	$3,116,394	$2,885,699	$2,588,962
Reconciliation of reportable segment total rental operating expenses to consolidated rental operations:
Reportable segment total rental operating expenses	$(831,258)	$(763,700)	$(695,226)
All other rental operating expenses	(78,007)	(95,480)	(87,927)
Consolidated rental operations	$(909,265)	$(859,180)	$(783,153)
Reconciliation of reportable segment net operating income to consolidated net income:
Reportable segment net operating income (reportable segment profit or loss)	$2,096,294	$1,942,735	$1,758,853
All other revenues	188,842	179,264	134,883
All other rental operating expenses	(78,007)	(95,480)	(87,927)
Other items not allocated to segments:
General and administrative	(168,359)	(199,354)	(177,278)
Interest expense	(185,838)	(74,204)	(94,203)
Depreciation and amortization	(1,202,380)	(1,093,473)	(1,002,146)
Impairment of real estate	(223,068)	(461,114)	(64,969)
Loss on early extinguishment of debt	—	—	(3,317)
Equity in earnings of unconsolidated real estate joint ventures	7,059	980	645
Investment loss	(53,122)	(195,397)	(331,758)
Gain on sale of real estate	129,312	277,037	537,918
Consolidated net income	$510,733	$280,994	$670,701

	As of December 31,
(in thousands)	2024	2023
Reconciliation of reportable segment assets to consolidated investments in real estate assets
Reportable segment investments in real estate	$30,393,144	$29,810,981
All other investments in real estate	1,716,895	1,822,530
Consolidated investments in real estate	$32,110,039	$31,633,511

19.SUBSEQUENT EVENTS
Ground lease payment in January 2025
In January 2025, pursuant to an amendment executed in July 2024 to our existing ground lease agreement at the Alexandria
Technology Square® Megacampus, we made the second and final installment payment aggregating $135.0 million related to our rent obligation for the extended lease term. For additional information, refer to Note 5 – “Leases” to our consolidated financial statements.
Common stock repurchase program
From January 1, 2025 through January 27, 2025, we repurchased 1.5 million shares of common stock under this repurchase program at an average price per share of $97.26. As of the date of this report, the approximate value of shares authorized and remaining under this program was $299.9 million.

SCHEDULE III
Alexandria Real Estate Equities, Inc. and Subsidiaries
Schedule III
Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation
December 31, 2024
(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
Alexandria Center® at Kendall Square	Greater Boston	$—	$558,885	$783,224	$1,792,818	$558,885	$2,576,042	$3,134,927	$(465,409)	$2,669,518	1981 - 2023	2005 - 2022
Alexandria Center® at One Kendall Square	Greater Boston	—	405,164	576,213	1,200,230	405,164	1,776,443	2,181,607	(289,414)	1,892,193	1985 - 2023	2016 - 2022
Alexandria Technology Square®	Greater Boston	—	—	619,658	305,387	—	925,045	925,045	(394,582)	530,463	2001 - 2012	2006
The Arsenal on the Charles	Greater Boston	—	191,797	354,611	776,601	191,797	1,131,212	1,323,009	(116,965)	1,206,044	2000 - 2024	2019 - 2021
480 Arsenal Way 446, 458, 500, and 550 Arsenal Street, and 99 Coolidge Avenue	Greater Boston	149,321	164,658	24,464	431,701	164,658	456,165	620,823	(85,681)	535,142	1962 - 2023	2000 - 2022
Alexandria Center® for Life Science – Fenway	Greater Boston	—	912,016	617,552	797,446	912,016	1,414,998	2,327,014	(91,870)	2,235,144	2019 - 2024	2021
285, 299, 307, and 345 Dorchester Avenue	Greater Boston	—	264,554	—	22,917	264,554	22,917	287,471	—	287,471	N/A	2024
5, 10, and 15 Necco Street	Greater Boston	—	277,554	55,897	411,062	277,554	466,959	744,513	(19,786)	724,727	2019 - 2023	2019
Alexandria Center® for Life Science – Waltham	Greater Boston	—	141,629	513,901	359,436	141,629	873,337	1,014,966	(30,015)	984,951	1999 - 2024	2020 - 2022
19, 215, 225, and 235 Presidential Way	Greater Boston	—	32,136	118,391	29,014	32,136	147,405	179,541	(36,009)	143,532	1999 - 2001	2005 - 2022
Other	Greater Boston	—	156,221	187,205	89,097	156,221	276,302	432,523	(5,331)	427,192	Various	Various
Alexandria Center® for Science and Technology – Mission Bay	San Francisco	—	213,014	218,556	703,020	213,014	921,576	1,134,590	(252,874)	881,716	2007 - 2014	2004 - 2017
Alexandria Technology Center® – Gateway	San Francisco	—	193,004	364,078	763,530	193,004	1,127,608	1,320,612	(209,196)	1,111,416	1984 - 2024	2002 - 2020
Alexandria Center® for Life Science – Millbrae	San Francisco	—	69,989	—	490,449	69,989	490,449	560,438	—	560,438	N/A	2021 - 2022
Alexandria Center® for Advanced Technologies – South San Francisco	San Francisco	—	59,199	—	565,673	59,199	565,673	624,872	(151,635)	473,237	2008 - 2019	2004 - 2005
Alexandria Center® for Advanced Technologies – Tanforan	San Francisco	—	330,154	51,145	80,707	330,154	131,852	462,006	(17,465)	444,541	1971 - 2007	2021 - 2022
Alexandria Center® for Life Science – South San Francisco	San Francisco	—	32,245	1,287	487,452	32,245	488,739	520,984	(167,608)	353,376	2012 - 2022	2002 - 2017
500 Forbes Boulevard	San Francisco	—	35,596	69,091	23,748	35,596	92,839	128,435	(38,068)	90,367	2001	2007
Alexandria Center® for Life Science – San Carlos	San Francisco	—	433,634	28,323	759,478	433,634	787,801	1,221,435	(121,222)	1,100,213	1970 - 2022	2017 - 2021
Alexandria Stanford Life Science District	San Francisco	—	—	599,401	113,748	—	713,149	713,149	(117,277)	595,872	2002 - 2022	2003 - 2022
3412, 3420, 3440, 3450, and 3460 Hillview Avenue	San Francisco	—	—	304,318	101,390	—	405,708	405,708	(28,201)	377,507	1978 - 2018	2020 - 2021

SCHEDULE III (continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
3825 and 3875 Fabian Way	San Francisco	$—	$194,424	$54,519	$24,262	$194,424	$78,781	$273,205	$(13,885)	$259,320	1969 - 2014	2019
2475 and 2625/2627/2631 Hanover Street and 1450 Page Mill Road	San Francisco	—	—	187,472	13,683	—	201,155	201,155	(38,735)	162,420	2000 - 2017	1999 - 2021
2100, 2200, 2300, and 2400 Geng Road	San Francisco	—	72,859	53,309	42,129	72,859	95,438	168,297	(23,335)	144,962	1984 - 2019	2018
3350 West Bayshore Road	San Francisco	—	4,800	6,693	45,196	4,800	51,889	56,689	(16,948)	39,741	1982	2005
88 Bluxome Street	San Francisco	—	148,551	21,514	227,887	148,551	249,401	397,952	(23,098)	374,854	N/A	2017
One Alexandria Square	San Diego	—	140,318	161,293	948,146	140,318	1,109,439	1,249,757	(274,785)	974,972	1995 - 2024	1994 - 2021
ARE Torrey Ridge	San Diego	—	22,124	152,840	109,164	22,124	262,004	284,128	(80,763)	203,365	2004 - 2021	2016
ARE Nautilus	San Diego	—	6,684	27,600	142,569	6,684	170,169	176,853	(77,155)	99,698	2009 - 2012	1994 - 1997
One Alexandria North	San Diego	—	103,937	1,354	49,172	103,937	50,526	154,463	(1,359)	153,104	1980 - 1990	2020
Campus Point by Alexandria	San Diego	—	119,760	395,527	996,383	119,760	1,391,910	1,511,670	(245,906)	1,265,764	1989 - 2024	2010 - 2022
5200 Illumina Way	San Diego	—	39,051	96,606	200,123	39,051	296,729	335,780	(90,245)	245,535	2004 - 2017	2010
9625 Towne Centre Drive	San Diego	—	7,686	13,748	66,703	7,686	80,451	88,137	(31,002)	57,135	2018	2014
SD Tech by Alexandria	San Diego	—	76,820	248,969	532,373	76,820	781,342	858,162	(57,256)	800,906	2014 - 2022	2019 - 2020
Sequence District by Alexandria	San Diego	—	163,610	281,389	34,644	163,610	316,033	479,643	(27,741)	451,902	1997 - 2000	2020 - 2021
Pacific Technology Park	San Diego	—	96,796	66,660	5,033	96,796	71,693	168,489	(5,889)	162,600	1989 - 1991	2021
Summers Ridge Science Park	San Diego	—	21,154	102,046	4,816	21,154	106,862	128,016	(19,699)	108,317	2005	2018
Scripps Science Park by Alexandria	San Diego	—	35,420	43,767	85,252	35,420	129,019	164,439	(9,419)	155,020	2001 - 2022	2021 - 2022
ARE Portola	San Diego	—	6,991	25,153	41,671	6,991	66,824	73,815	(27,649)	46,166	2005 - 2012	2007
5810/5820 Nancy Ridge Drive	San Diego	—	3,492	18,285	33,648	3,492	51,933	55,425	(22,090)	33,335	2021	2004
9877 Waples Street	San Diego	—	5,092	11,908	13,289	5,092	25,197	30,289	(10,990)	19,299	2020	2020
5871 Oberlin Drive	San Diego	—	1,349	8,016	20,610	1,349	28,626	29,975	(6,058)	23,917	2021	2010
3911, 3931, 3985, 4025, 4031, 4045, and 4075 Sorrento Valley Boulevard	San Diego	—	18,177	42,723	44,918	18,177	87,641	105,818	(44,128)	61,690	2007 - 2015	2010 - 2019
11045 and 11055 Roselle Street	San Diego	—	1,386	4,288	34,110	1,386	38,398	39,784	(12,572)	27,212	2008 - 2014	2000 - 2013
Other	San Diego	—	104,027	70,212	66,352	104,027	136,564	240,591	(17,047)	223,544	Various	Various
Alexandria Center® for Life Science – Eastlake	Seattle	—	46,300	83,012	933,691	46,300	1,016,703	1,063,003	(267,005)	795,998	1997 - 2024	2002 - 2024
Alexandria Center® for Life Science – South Lake Union	Seattle	—	243,959	28,950	511,473	243,959	540,423	784,382	(58,962)	725,420	1984 - 2017	2007 - 2024
219 Terry Avenue North	Seattle	—	1,819	2,302	23,127	1,819	25,429	27,248	(11,598)	15,650	2012	2007
1010 4th Avenue South	Seattle	—	46,200	—	13,796	46,200	13,796	59,996	—	59,996	N/A	2020
410 West Harrison Street and 410 Elliott Avenue West	Seattle	—	3,857	1,989	20,788	3,857	22,777	26,634	(11,367)	15,267	2006 - 2008	2004
Alexandria Center® for Advanced Technologies – Canyon Park	Seattle	—	133,558	206,374	22,001	133,558	228,375	361,933	(22,391)	339,542	1985 - 2007	2021 - 2022
Alexandria Center® for Advanced Technologies – Monte Villa Parkway	Seattle	—	52,464	64,753	89,543	52,464	154,296	206,760	(8,280)	198,480	1994 - 2024	2020

SCHEDULE III (continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
Other	Seattle	$—	$108,900	$931	$34,311	$108,900	$35,242	$144,142	$(1,070)	$143,072	Various	Various
Alexandria Center® for Life Science – Shady Grove	Maryland	—	85,365	253,567	770,709	85,365	1,024,276	1,109,641	(177,208)	932,433	1998 - 2024	2004 - 2021
1330 Piccard Drive	Maryland	—	2,800	11,533	38,404	2,800	49,937	52,737	(26,693)	26,044	2005	1997
1405 Research Boulevard	Maryland	—	899	21,946	16,056	899	38,002	38,901	(20,386)	18,515	2006	1997
1500 and 1550 East Gude Drive	Maryland	—	1,523	7,731	10,713	1,523	18,444	19,967	(12,754)	7,213	1995 - 2003	1997
5 Research Place	Maryland	—	1,466	5,708	31,457	1,466	37,165	38,631	(20,626)	18,005	2010	2001
5 Research Court	Maryland	—	1,647	13,258	24,152	1,647	37,410	39,057	(19,916)	19,141	2007	2004
12301 Parklawn Drive	Maryland	—	1,476	7,267	1,741	1,476	9,008	10,484	(4,767)	5,717	2007	2004
Alexandria Technology Center® – Gaithersburg I	Maryland	—	20,980	121,952	63,723	20,980	185,675	206,655	(65,594)	141,061	1992 - 2019	1997 - 2019
Alexandria Technology Center® – Gaithersburg II	Maryland	—	17,134	67,825	110,446	17,134	178,271	195,405	(54,029)	141,376	2000 - 2021	1997 - 2020
20400 Century Boulevard	Maryland	—	3,641	4,759	26,600	3,641	31,359	35,000	(6,400)	28,600	2023	2021
401 Professional Drive	Maryland	—	1,129	6,941	12,234	1,129	19,175	20,304	(10,506)	9,798	2007	1996
950 Wind River Lane	Maryland	—	2,400	10,620	1,602	2,400	12,222	14,622	(4,746)	9,876	2009	2010
620 Professional Drive	Maryland	—	784	4,705	8,271	784	12,976	13,760	(8,847)	4,913	2012	2005
8000/9000/10000 Virginia Manor Road	Maryland	—	—	13,679	12,054	—	25,733	25,733	(14,302)	11,431	2003	1998
Alexandria Center® for Life Science – Durham	Research Triangle	—	190,236	471,263	290,512	190,236	761,775	952,011	(77,489)	874,522	1985 - 2023	2020 - 2022
Alexandria Center® for Advanced Technologies and AgTech– Research Triangle	Research Triangle	—	30,584	23,714	480,461	30,584	504,175	534,759	(66,898)	467,861	2007 - 2022	2012 - 2021
Alexandria Center® for Sustainable Technologies	Research Triangle	—	54,908	18,849	140,271	54,908	159,120	214,028	(66,435)	147,593	1966 - 2022	1998 - 2022
Alexandria Technology Center® – Alston	Research Triangle	—	1,430	17,482	35,264	1,430	52,746	54,176	(30,051)	24,125	1985 - 2009	1998
Alexandria Innovation Center® – Research Triangle	Research Triangle	—	1,065	21,218	32,335	1,065	53,553	54,618	(26,865)	27,753	2005 - 2008	2000
2525 East NC Highway 54	Research Triangle	—	713	12,827	21,217	713	34,044	34,757	(18,986)	15,771	1995	2004
407 Davis Drive	Research Triangle	—	1,229	17,733	13,746	1,229	31,479	32,708	(6,323)	26,385	1998	2013
601 Keystone Park Drive	Research Triangle	—	785	11,546	16,517	785	28,063	28,848	(10,183)	18,665	2009	2006
Alexandria Center® for NextGen Medicines	Research Triangle	—	94,184	—	15,184	94,184	15,184	109,368	—	109,368	N/A	2021
Alexandria Center® for Life Science – New York City	New York City	—	—	—	1,145,948	—	1,145,948	1,145,948	(328,535)	817,413	2010 - 2016	2006
Alexandria Center® for Life Science – Long Island City	New York City	—	22,746	53,093	165,179	22,746	218,272	241,018	(11,817)	229,201	2022	2018
Intersection Campus	Texas	—	159,310	440,295	45,603	159,310	485,898	645,208	(38,942)	606,266	2000 - 2019	2021 - 2022
1001 Trinity Street and 1020 Red River Street	Texas	—	66,451	61,732	2,964	66,451	64,696	131,147	(20,008)	111,139	1987 - 1990	2022

SCHEDULE III (continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
Alexandria Center® for Advanced Technologies at The Woodlands	Texas	$—	$2,116	$9,784	$133,579	$2,116	$143,363	$145,479	$(3,199)	$142,280	2002 - 2023	2020
Other	Texas	—	44,217	—	12,580	44,217	12,580	56,797	—	56,797	Various	Various
Canada	Canada	—	75,225	163,161	114,376	75,225	277,537	352,762	(31,304)	321,458	1989 - 2023	2005 - 2023
Various	Various	587	426,017	136,472	403,747	426,017	540,219	966,236	(240,180)	726,056	Various	Various
North America		149,908	7,815,474	9,982,177	19,933,412	7,815,474	29,915,589	37,731,063	(5,621,024)	32,110,039
Asia		—	—	—	4,155	—	4,155	4,155	(4,155)	—	2015	2008
		$149,908	$7,815,474	$9,982,177	$19,937,567	$7,815,474	$29,919,744	$37,735,218	$(5,625,179)	$32,110,039
(1)As of December 31, 2024, the total cost of our real estate assets aggregated $37.7 billion, which exceeded the cost of real estate for federal income tax purposes aggregating $37.2 billion by approximately $489.4 million.
(2)The depreciable life is up to 40 years for buildings and building improvements, up to 20 years for land improvements, and the term of the respective lease for tenant improvements.
(3)Represents the later of the date of original construction or the date of the latest renovation.

SCHEDULE III (continued)
Alexandria Real Estate Equities, Inc.
Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation
December 31, 2024
(Dollars in thousands)
A summary of activity of consolidated investments in real estate and accumulated depreciation is as follows:

	December 31,
Real Estate	2024	2023	2022
Balance at beginning of period	$36,618,530	$34,299,503	$28,751,910
Acquisitions (including real estate, land, and joint venture consolidation)	248,378	296,694	2,722,214
Additions to real estate	2,368,086	3,107,612	3,388,478
Deductions (including dispositions and direct financing leases)	(1,499,776)	(1,085,279)	(563,099)
Balance at end of period	$37,735,218	$36,618,530	$34,299,503

	December 31,
Accumulated Depreciation	2024	2023	2022
Balance at beginning of period	$4,985,019	$4,354,063	$3,771,241
Depreciation expense on properties	996,550	841,893	751,584
Sale of properties	(356,390)	(210,937)	(168,762)
Balance at end of period	$5,625,179	$4,985,019	$4,354,063