Form 10-Q
period 2025-03-31
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2025-04-28
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
    ☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 15, 2025, 172,988,874 shares of common stock, par value $0.01 per share, were outstanding.
i
TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024 ..........................................................	1

	Consolidated Financial Statements for the Three Months Ended March 31, 2025 and 2024:

	Consolidated Statements of Operations ...................................................................................................................	2

	Consolidated Statements of Comprehensive Income ............................................................................................	3

	Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests ..........................	4

	Consolidated Statements of Cash Flows ................................................................................................................	6

	Notes to Consolidated Financial Statements ....................................................................................................................	8

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........................................................................................................................................................................	44

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........................................................	104

Item 4.	CONTROLS AND PROCEDURES .....................................................................................................................................	105

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS ......................................................................................................................................................	106

Item 1A.	RISK FACTORS ....................................................................................................................................................................	107

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ...................................................	109

Item 5.	OTHER INFORMATION .......................................................................................................................................................	109

Item 6.	EXHIBITS ...............................................................................................................................................................................	110

SIGNATURES .................................................................................................................................................................................................		111
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Investments in real estate	$32,121,712	$32,110,039
Investments in unconsolidated real estate joint ventures	50,086	39,873
Cash and cash equivalents	476,430	552,146
Restricted cash	7,324	7,701
Tenant receivables	6,875	6,409
Deferred rent	1,210,584	1,187,031
Deferred leasing costs	489,287	485,959
Investments	1,479,688	1,476,985
Other assets	1,758,442	1,661,306
Total assets	$37,600,428	$37,527,449

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$150,807	$149,909
Unsecured senior notes payable	12,640,144	12,094,465
Unsecured senior line of credit and commercial paper	299,883	—
Accounts payable, accrued expenses, and other liabilities	2,281,414	2,654,351
Dividends payable	228,622	230,263
Total liabilities	15,600,870	15,128,988

Commitments and contingencies

Redeemable noncontrolling interests	9,612	19,972

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,701	1,722
Additional paid-in capital	17,509,148	17,933,572
Accumulated other comprehensive loss	(46,202)	(46,252)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	17,464,647	17,889,042
Noncontrolling interests	4,525,299	4,489,447
Total equity	21,989,946	22,378,489
Total liabilities, noncontrolling interests, and equity	$37,600,428	$37,527,449
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues:
Income from rentals	$743,175	$755,551
Other income	14,983	13,557
Total revenues	758,158	769,108

Expenses:
Rental operations	226,395	218,314
General and administrative	30,675	47,055
Interest	50,876	40,840
Depreciation and amortization	342,062	287,554
Impairment of real estate	32,154	—
Total expenses	682,162	593,763

Equity in (losses) earnings of unconsolidated real estate joint ventures	(507)	155
Investment (loss) income	(49,992)	43,284
Gain on sales of real estate	13,165	392
Net income	38,662	219,176
Net income attributable to noncontrolling interests	(47,601)	(48,631)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(8,939)	170,545
Net income attributable to unvested restricted stock awards	(2,660)	(3,659)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(11,599)	$166,886

Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$(0.07)	$0.97
Diluted	$(0.07)	$0.97
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$38,662	$219,176
Other comprehensive income (loss)
Unrealized gains (losses) on foreign currency translation:
Unrealized foreign currency translation gains (losses) arising during the period	50	(7,919)
Unrealized gains (losses) on foreign currency translation, net	50	(7,919)

Total other comprehensive income (loss)	50	(7,919)
Comprehensive income	38,712	211,257
Less: comprehensive income attributable to noncontrolling interests	(47,601)	(48,631)
Comprehensive (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$(8,889)	$162,626
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2024	172,203,443	$1,722	$17,933,572	$—	$(46,252)	$4,489,447	$22,378,489	$19,972
Net (loss) income	—	—	—	(8,939)	—	47,331	38,392	270
Total other comprehensive income	—	—	—	—	50	—	50	—
Contributions from and sales of noncontrolling interests	—	—	54	—	—	54,354	54,408	—
Distributions to and redemption of noncontrolling interests	—	—	(7,048)	—	—	(65,833)	(72,881)	(10,630)
Issuance pursuant to stock plan	125,280	1	32,755	—	—	—	32,756	—
Taxes related to net settlement of equity awards	(46,547)	—	(4,735)	—	—	—	(4,735)	—
Repurchase of common stock	(2,152,293)	(22)	(208,165)	—	—	—	(208,187)	—
Dividends declared on common stock ($1.32 per share)	—	—	—	(228,346)	—	—	(228,346)	—
Reclassification of distributions and net loss	—	—	(237,285)	237,285	—	—	—	—
Balance as of March 31, 2025	170,129,883	$1,701	$17,509,148	$—	$(46,202)	$4,525,299	$21,989,946	$9,612
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2023	171,910,599	$1,719	$18,485,352	$—	$(15,896)	$4,135,338	$22,606,513	$16,480
Net income	—	—	—	170,545	—	48,359	218,904	272
Total other comprehensive loss	—	—	—	—	(7,919)	—	(7,919)	—
Contributions from and sales of noncontrolling interests	—	—	7,201	—	—	180,978	188,179	—
Distributions to and redemption of noncontrolling interests	—	—	(8,070)	—	—	(67,907)	(75,977)	(382)
Transfer of noncontrolling interests	—	—	—	—	—	(250)	(250)	250
Reallocation of capital to joint venture partner	—	—	(30,185)	—	—	30,185	—	—
Issuance pursuant to stock plan	164,784	2	39,376	—	—	—	39,378	—
Taxes related to net settlement of equity awards	(67,416)	(1)	(7,395)	—	—	—	(7,396)	—
Dividends declared on common stock ($1.27 per share)	—	—	—	(222,134)	—	—	(222,134)	—
Reclassification of distributions in excess of earnings	—	—	(51,589)	51,589	—	—	—	—
Balance as of March 31, 2024	172,007,967	$1,720	$18,434,690	$—	$(23,815)	$4,326,703	$22,739,298	$16,620
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net income	$38,662	$219,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	342,062	287,554
Impairment of real estate	32,154	—
Gain on sales of real estate	(13,165)	(392)
Equity in losses (earnings) of unconsolidated real estate joint ventures	507	(155)
Distributions of earnings from unconsolidated real estate joint ventures	172	884
Amortization of loan fees	4,691	4,142
Amortization of debt discounts	349	318
Amortization of acquired above- and below-market leases	(15,222)	(30,340)
Deferred rent	(22,023)	(48,251)
Stock compensation expense	10,064	17,125
Investment loss (income)	49,992	(43,284)
Changes in operating assets and liabilities:
Tenant receivables	(467)	731
Deferred leasing costs	(26,645)	(23,970)
Other assets	(37,034)	(40,728)
Accounts payable, accrued expenses, and other liabilities	(156,148)	(1,653)
Net cash provided by operating activities	207,949	341,157

Investing Activities:
Proceeds from sales of real estate	68,182	16,670
Additions to real estate	(645,841)	(693,268)
Purchases of real estate	—	(194,002)
Change in escrow deposits	(9,506)	(1,008)
Investments in unconsolidated real estate joint ventures	(10,994)	(3,224)
Additions to non-real estate investments	(69,311)	(60,572)
Sales of and distributions from non-real estate investments	12,691	40,550
Net cash used in investing activities	$(654,779)	$(894,854)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2025	2024

Financing Activities:
Borrowings under secured notes payable	$824	$10,216
Proceeds from issuance of unsecured senior notes payable	548,532	998,806
Proceeds from issuances under commercial paper program	2,700,000	3,170,000
Repayments of borrowings under commercial paper program	(2,400,000)	(3,270,000)
Payments of loan fees	(5,406)	(10,118)
Taxes paid related to net settlement of equity awards	(5,558)	(23,964)
Repurchase of common stock	(208,187)	—
Dividends on common stock	(229,987)	(221,824)
Contributions from and sales of noncontrolling interests	54,409	82,853
Distributions to and purchases of noncontrolling interests	(83,852)	(111,540)
Net cash provided by financing activities	370,775	624,429

Effect of foreign exchange rate changes on cash and cash equivalents	(38)	192

Net (decrease) increase in cash, cash equivalents, and restricted cash	(76,093)	70,924
Cash, cash equivalents, and restricted cash as of the beginning of period	559,847	660,771
Cash, cash equivalents, and restricted cash as of the end of period	$483,754	$731,695

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$33,776	$34,901
Accrued construction for current-period additions to real estate	$147,045	$318,041
Transfer of real estate assets and/or equipment from tenants	$39,950	$11,965
Notes receivable issued in connection with sales of real estate	$91,000	$—
Derecognition of net investment in real estate from sales-type lease	$4,677	$—
Contribution of assets from and issuance of noncontrolling interest to real estate joint venture partner	$—	$103,547
Reallocation of additional paid-in-capital to consolidated joint venture partner’s non- controlling interest	$—	$30,185
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.ORGANIZATION AND BASIS OF PRESENTATION
Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® life science REIT, is the pioneer of the life science real estate niche since its founding in 1994. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative
Megacampus™ ecosystems in AAA life science innovation cluster locations, including Greater Boston, the San Francisco Bay Area,
San Diego, Seattle, Maryland, Research Triangle, and New York City. As of March 31, 2025, Alexandria has a total market capitalization of $28.8 billion and an asset base in North America that includes 39.6 million RSF of operating properties and 4.0 million RSF of Class
A/A+ properties undergoing construction. As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,”
“ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.
We have prepared the accompanying interim consolidated financial statements in accordance with GAAP and in conformity with the rules and regulations of the SEC. In our opinion, these interim consolidated financial statements presented herein reflect all adjustments, of a normal recurring nature, that are necessary to fairly present the interim consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31,
2025. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2024. Any references to our total market capitalization, number or quality of buildings or tenants, quality of location, square footage, number of leases, or occupancy percentage, and any amounts derived from these values in these notes to consolidated financial statements are outside the scope of our independent registered public accounting firm’s procedures.
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
Long-lived assets to be held and used, including our rental properties, CIP, land held for development, right-of-use assets related to operating leases in which we are the lessee, and intangibles, are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Triggering events or impairment indicators for long-lived assets to be held and used are assessed by project and include significant fluctuations in estimated net operating income, occupancy changes, significant near-term lease expirations, current and historical operating and/or cash flow losses, construction costs, estimated completion dates, rental rates, and other market factors. We assess the expected undiscounted cash flows based upon numerous factors, including, but not limited to, projected rental rates, estimated exit capitalization rates, and anticipated construction costs for projects under construction, which are based on available market information, current and historical operating results, known trends, current market/economic conditions that may affect the asset, and our assumptions about the use of the asset, including, if necessary, a probability-weighted approach if multiple outcomes are under consideration.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Investments accounted for under the equity method
Under the equity method of accounting, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of earnings or losses reported by the investee, distributions received, and other-than-temporary impairments. For additional information about our investments accounted for under the equity method, refer to Note 7 – “Investments” to our unaudited consolidated financial statements.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Revenues
The table below provides details of our consolidated total revenues for the three months ended March 31, 2025 and 2024
(in thousands):

	Three Months Ended March 31,
	2025	2024
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$731,421	$746,061
Direct financing and sales-type leases	810	659
Revenues subject to the lease accounting standard	732,231	746,720
Revenues subject to the revenue recognition accounting standard	10,944	8,831
Income from rentals	743,175	755,551
Other income	14,983	13,557
Total revenues	$758,158	$769,108
During the three months ended March 31, 2025 and 2024, revenues that were subject to the lease accounting standard aggregated $732.2 million, or 96.6%, and $746.7 million, or 97.1%, of our total revenue, respectively. Our other income consisted primarily of management fees and interest income earned during each period presented. For a detailed discussion related to our revenue streams, refer to “Lease accounting” and “Recognition of revenue arising from contracts with customers” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
For each lease for which we determine that collectibility of future lease payments is not probable, we cease the recognition of income from rentals on a straight-line basis and limit the recognition of income to the lesser of payments collected from the lessee or lease income that would have been recognized on a straight-line basis. We do not resume straight-line recognition of income from rentals for these leases until we determine that the collectibility of future payments related to these leases is probable. We also record a general allowance related to the deferred rent balances that at the portfolio level (not the individual level) are not expected to be collected in full through the lease term. As of March 31, 2025 and December 31, 2024, our general allowance balance aggregated
$14.3 million and $21.3 million, respectively.
Direct financing and sales-type leases
Income from rentals related to direct financing and sales-type leases is recognized over the lease term using the effective interest rate method. At lease commencement, we derecognize the underlying asset classified within investments in real estate and record net investment in a lease within other assets in our consolidated balance sheets. This initial net investment is determined by aggregating the present values of the total future lease payments and the estimated residual value of the property, less any unearned income related to a direct financing lease. Over the lease term, the investment in the lease accretes in value, producing a constant periodic rate of return on the net investment in the lease. Income from these leases is classified in income from rentals in our consolidated statements of operations. Our net investment is reduced over time as lease payments are received.
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
Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the three months ended March 31, 2025 included $10.9 million primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, as discussed in “Lessor accounting” in Note 2 – “Summary of significant accounting policies,” due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Notes receivable
We carry notes receivable at amortized cost, adjusted for an estimated provision for expected credit losses. Interest income on notes receivable is recognized using the effective interest rate method and is classified within other income in our consolidated statements of operations. Direct costs incurred in originating notes, along with any premium or discount, are deferred and amortized as an adjustment to interest income over the note’s term using the effective interest rate method. Notes receivable are classified within other assets in our consolidated balance sheets. Refer to Note 8 – “Other assets” to our unuaudited consolidated financial statements for additional details.
Provision for expected credit losses
We are required to estimate and recognize lifetime expected losses, rather than incurred losses, for most of our financial assets measured at amortized cost and certain other instruments, including trade, notes, and other receivables (excluding receivables arising from operating leases), loans, held-to-maturity debt securities, net investments in leases arising from sales-type and direct financing leases, and off-balance-sheet credit exposures (e.g., loan commitments). The recognition of such expected losses, even if the expected risk of credit loss is remote, typically results in earlier recognition of credit losses. At each reporting date, we reassess our provision for expected credit losses, and, if necessary, we recognize an adjustment for our current estimate of expected credit losses.
Refer to Note 5 – “Leases” and Note 8 – “Other assets” to our unaudited consolidated financial statements for additional details.
An assessment of the collectibility of operating lease payments and the recognition of an adjustment to lease income based on this assessment is governed by the lease accounting standard discussed in “Lease accounting” earlier in Note 2 — “Summary of significant accounting policies” to our unaudited consolidated financial statements.
Income taxes
We are organized and operate as a REIT pursuant to the Internal Revenue Code (the “Code”). Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its stockholders annually (excluding net capital gains) and meets certain other conditions is not subject to federal income tax on its distributed taxable income, but could be subject to certain federal, foreign, state, and local taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, foreign, state, and local tax returns for our subsidiaries. We file with jurisdictions located in the U.S., Canada, and other international locations. Our tax returns are subject to routine examination in various jurisdictions for the
2019 through 2024 calendar years.
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
Dividends paid on share-based awards with nonforfeitable dividends are initially classified in retained earnings and reclassified to compensation cost only if the underlying awards are forfeited. Conversely, for share-based awards with forfeitable dividends, declared dividends are initially classified in retained earnings and in dividends payable within our consolidated balance sheets. If the underlying awards are forfeited, the corresponding accrued dividend is reversed in the period of forfeiture. Upon vesting of the underlying share-based awards with forfeitable dividends, the accumulated dividend payment is made and the dividend payable liability is settled.
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
Restricted cash
We present cash and cash equivalents separately from restricted cash within our consolidated balance sheets. However, we include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statements of cash flows. We provide a reconciliation between the consolidated balance sheets and the consolidated statements of cash flows, which is required when the balance includes greater than one line item for cash, cash equivalents, and restricted cash. We also provide a disclosure of the nature of the restrictions related to material restricted cash balances.
Recent accounting pronouncements
On November 4, 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, that will require entities to provide enhanced disclosures related to certain expense categories included in income statement captions. The ASU aims to increase transparency and provide investors with additional detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the income statement.
Under this ASU, entities are required to disaggregate, in a tabular format, expense captions presented on the face of the income statement — excluding earnings or losses from equity method investments — if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion.
For any remaining items within each relevant expense caption, entities must provide a qualitative description of the nature of those expenses. The new ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We expect to adopt this ASU on January 1, 2027. Although the adoption is not expected to have an impact on our financial statements, it is expected to result in incremental disclosures within the footnotes to our consolidated financial statements.

3.INVESTMENTS IN REAL ESTATE
Our consolidated investments in real estate consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Rental properties:
Land (related to rental properties)	$3,897,927	$3,863,027
Buildings and building improvements	20,788,541	20,377,935
Other improvements	4,530,136	4,354,785
Rental properties	29,216,604	28,595,747
Current and future development and redevelopment projects	8,456,971	8,618,727
Gross investments in real estate	37,673,575	37,214,474
Less: accumulated depreciation	(5,768,114)	(5,477,082)
Investments in real estate assets held for sale(1)	216,251	372,647
Investments in real estate	$32,121,712	$32,110,039
(1)See “Assets held for sale” below.
Assets held for sale
As of March 31, 2025, we had six operating properties aggregating 382,527 RSF and land parcels aggregating 1.9 million SF that were classified as held for sale.
The disposal of properties classified as held for sale does not represent a strategic shift that has (or will have) a major effect on our operations or financial results and therefore does not meet the criteria for classification as a discontinued operation. We cease depreciation of our properties upon their classification as held for sale.
The following is a summary of net assets as of March 31, 2025 and December 31, 2024 for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	March 31, 2025	December 31, 2024
Investments in real estate	$216,251	$372,647
Other assets	8,333	9,488
Total assets	224,584	382,135

Total liabilities	(13,068)	(13,462)
Total accumulated other comprehensive income	2,429	2,584
Net assets classified as held for sale	$213,945	$371,257
For additional information, refer to “Real estate sales” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
Sales of real estate assets
Our completed dispositions of real estate assets during the three months ended March 31, 2025 consisted of the following
(dollars in thousands):

				Square Footage				Gain on Sales of Real Estate
Property	Submarket/Market	Date of Sale	Interest Sold	Operating	Land and Future	Sales Price
Costa Verde by Alexandria	University Town Center/ San Diego	1/31/25	100%	8,730	537,000	$124,000		—
Other						52,352		13,165
						$176,352	(1)	$13,165

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

3.INVESTMENTS IN REAL ESTATE (continued)
Other
In 2006, ARE-East River Science Park, LLC, a subsidiary of Alexandria Real Estate Equities, Inc., was granted an option to incorporate a land parcel adjacent to and north of the Alexandria Center® for Life Science – New York City (“ACLS-NYC”) campus
(“Option Parcel”) into the existing ground lease of that campus. The Option Parcel will allow ARE-East River Science Park, LLC to develop a future world-class life science building within the ACLS-NYC campus. ARE-East River Science Park, LLC’s investment in pre-
construction costs related to the development of the Option Parcel, including costs related to design, engineering, environmental, survey/title, and permitting and legal costs, aggregated $171.1 million as of March 31, 2025.
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
This matter exposes us to potential losses ranging from zero to the full amount of the investment in the project aggregating
$171.1 million as of March 31, 2025, depending on any collection of damages and/or the ability to develop the project. We performed a probability-weighted recoverability analysis based on estimates of various possible outcomes and determined no impairment was present as of March 31, 2025.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES
From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of March 31, 2025, our real estate joint ventures held the following properties:

Property(1)	Market	Submarket	Our Ownership Interest
Consolidated real estate joint ventures:
50 and 60 Binney Street	Greater Boston	Cambridge/Inner Suburbs	34.0%
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
100 and 225 Binney Street and 300 Third Street	Greater Boston	Cambridge/Inner Suburbs	30.0%
99 Coolidge Avenue	Greater Boston	Cambridge/Inner Suburbs	75.7%
15 Necco Street	Greater Boston	Seaport Innovation District	56.7%
285, 299, 307, and 345 Dorchester Avenue	Greater Boston	Seaport Innovation District	60.0%
Alexandria Center® for Science and Technology – Mission Bay(2)	San Francisco Bay Area	Mission Bay	25.0%
601, 611, 651, 681, 685, and 701 Gateway Boulevard	San Francisco Bay Area	South San Francisco	50.0%
751 Gateway Boulevard	San Francisco Bay Area	South San Francisco	51.0%
211 and 213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae	San Francisco Bay Area	South San Francisco	48.3%
3215 Merryfield Row	San Diego	Torrey Pines	30.0%
Campus Point by Alexandria(3)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	30.0%
SD Tech by Alexandria(4)	San Diego	Sorrento Mesa	50.0%
Pacific Technology Park	San Diego	Sorrento Mesa	50.0%
Summers Ridge Science Park(5)	San Diego	Sorrento Mesa	30.0%
1201 and 1208 Eastlake Avenue East	Seattle	Lake Union	30.0%
199 East Blaine Street	Seattle	Lake Union	30.0%
400 Dexter Avenue North	Seattle	Lake Union	30.0%
800 Mercer Street	Seattle	Lake Union	60.0%

Unconsolidated real estate joint ventures(6):
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
1450 Research Boulevard	Maryland	Rockville	73.2%	(7)
101 West Dickman Street	Maryland	Beltsville	58.4%	(7)
(1)Refer to the table on the next page that shows the categorization of our joint ventures under the consolidation framework.
(2)Includes 409 and 499 Illinois Street, 1450, 1500, and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(3)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4135, 4155, 4161, 4165, 4224, and 4242 Campus Point Court.
(4)Includes 9605, 9645, 9675, 9725, 9735, 9805, 9808, 9855, and 9868 Scranton Road and 10055, 10065, and 10075 Barnes Canyon Road.
(5)Includes 9965, 9975, 9985, and 9995 Summers Ridge Road.
(6)In addition to the real estate joint ventures listed, we hold an interest in one insignificant unconsolidated real estate joint venture in North America.
(7)Represents a joint venture with a local real estate operator in which our joint venture partner manages the day-to-day activities that significantly affect the economic performance of the joint venture.
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

(1)In addition to the real estate joint ventures listed, we hold an interest in one insignificant unconsolidated real estate joint venture in North America.

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
The table below aggregates the balance sheet information of our consolidated VIEs (in thousands):

	March 31, 2025	December 31, 2024
Investments in real estate	$7,756,140	$8,917,718
Cash and cash equivalents	226,533	335,223
Other assets	736,953	777,033
Total assets	$8,719,626	$10,029,974

Secured notes payable	$150,220	$149,321
Other liabilities	432,154	626,460
Total liabilities	582,374	775,781
Redeemable noncontrolling interests	—	10,360
Alexandria Real Estate Equities, Inc.’s share of equity	3,611,953	4,754,386
Noncontrolling interests’ share of equity	4,525,299	4,489,447
Total liabilities and equity	$8,719,626	$10,029,974
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
outstanding balance related to each VIE’s secured loan. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method and classified in investments in unconsolidated real estate joint ventures in our consolidated balance sheets, consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

Property	March 31, 2025	December 31, 2024
1655 and 1725 Third Street	$21,224	$10,574
1450 Research Boulevard	8,941	9,193
101 West Dickman Street	9,629	9,749
Other	10,292	10,357
	$50,086	$39,873
Below are key terms of unconsolidated real estate joint ventures’ secured loans as of March 31, 2025 (dollars in thousands):

				Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture	Maturity Date	Stated Rate			Aggregate Commitment	Debt Balance(2)
101 West Dickman Street	11/10/26	SOFR+1.95%	(3)	6.35%	$26,750	$19,139	58.4%
1450 Research Boulevard	12/10/26	SOFR+1.95%	(3)	6.41%	13,000	8,998	73.2%
1655 and 1725 Third Street(4)	2/10/35	6.37%		6.44%	500,000	496,658	10.0%
					$539,750	$524,795
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of March 31, 2025.
(3)This loan is subject to a fixed SOFR floor of 0.75%.
(4)During the three months ended March 31, 2025, the unconsolidated real estate joint venture refinanced $500 million of its $600 million fixed-rate debt with a new secured note payable maturing in 2035. The remaining debt balance of approximately $100 million was repaid through contributions from the unconsolidated joint venture partners, including our share of $10.8 million. As of March 31, 2025, our investment in this unconsolidated real estate joint venture was $21.2 million.

5.LEASES
Refer to “Lease accounting” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for information about lease accounting standards that set principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors).
Leases in which we are the lessor
As of March 31, 2025, we had 386 properties aggregating 39.6 million operating RSF in key cluster locations, including
Greater Boston, the San Francisco Bay Area, San Diego, Seattle, Maryland, Research Triangle, and New York City. We primarily focus on developing Class A/A+ properties in AAA life science innovation cluster locations that offer the scale and strategic design integral to our Megacampus strategy. Strategically located near top academic and medical research institutions and equipped with curated amenities and services, and convenient access to transit, our Megacampus ecosystems are designed to support our tenants in attracting and retaining top talent, which we believe is a key driver of tenant demand for our properties.
As of March 31, 2025, all leases in which we are the lessor were classified as operating leases, with the exception of one direct financing and one sales-type lease. Our leases are described below.
Operating leases
As of March 31, 2025, our 386 properties were subject to operating lease agreements. Seven of these properties are subject to operating lease agreements that each contain a purchase option as described below:
(i)Two of these properties, representing two land parcels in our San Francisco Bay Area market, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 67.7 years.
(ii)Two operating properties in our Seattle market, held by a consolidated real estate joint venture, are subject to purchase options held by our partner in this joint venture, which is also a tenant at these properties. One purchase option allows our partner to purchase our 30% interest in one property for $40.0 million in 2031. Contingent upon the exercise of this option, the second purchase option allows our partner to purchase our 30% interest in one property for $69.1 million in 2034. Our partner’s remaining lease terms for these operating leases are 5.9 years and 19.5 years, respectively.
(iii)Three properties subject to operating lease agreements that contain purchase options with a weighted-average (based on property RSF) exercise date in October 2027.
Certain operating leases contain options for the tenant to extend their lease at prevailing market rates at the time of expiration.
In addition, certain operating leases contain an early termination option that requires advance notification and payment of an early termination fee by the tenant.
At the commencement of each lease, we establish the lease term comprising the noncancelable period for each lease together with periods covered by options to extend or terminate the lease that we determine the lessee is reasonably certain to exercise. Our assessment of whether a lessee is reasonably certain to exercise or not exercise an option considers all economic factors relevant to the assessment, including property-based, market-based, and tenant-based factors. We do not reassess the lease term or a lessee option to purchase the underlying asset unless there is a lease modification that is not accounted for as a separate contract.
Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of March 31, 2025 are outlined in the table below (in thousands):

Year	Amount
2025	$1,408,110
2026	1,804,811
2027	1,737,372
2028	1,609,987
2029	1,486,702
Thereafter	9,741,742
Total	$17,788,724
Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

5.LEASES (continued)
Direct financing and sales-type leases
As of March 31, 2025, we have one direct financing lease agreement, with a net investment balance of $41.7 million, for a parking structure with a remaining lease term of 67.7 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.
As of March 31, 2025, we also have one sales-type lease for an operating property located in the Seattle market with the lease term through August 2025. As of March 31, 2025, the net investment in this lease is $18.6 million. Upon recognition of the sales-type lease during the three months ended March 31, 2025, we recognized a gain on sale of real estate aggregating $12.7 million classified in gain on sales of real estate within our unaudited consolidated statement of operations for the three months ended March 31, 2025.
The components of our aggregate net investment in our direct financing lease and our sales-type lease as of March 31, 2025 and December 31, 2024 are summarized in the table below (in thousands):

	March 31, 2025	December 31, 2024
Gross investment in direct financing and sales-type leases	$269,532	$251,405
Less: unearned income on direct financing lease	(207,064)	(207,734)
Less: provision for expected credit losses	(2,217)	(2,168)
Net investment in leases	$60,251	$41,503
As of March 31, 2025, our estimated provision for expected credit loss related to our direct financing lease aggregated
$2.2 million, unchanged from December 31, 2024. We estimate the provision for expected credit loss related to our direct financing lease using a probability of default methodology, which incorporates the borrower’s investment-grade credit rating from S&P, to evaluate the probability of default. Additionally, we incorporate the projected value of the real estate securing the investments to estimate potential recoveries in the event of default, among other inputs.
During the three months ended March 31, 2025, we recognized an estimated provision for expected credit loss aggregating
$49 thousand related to our sales-type lease. This estimate was determined using historical industry losses and considering transaction-specific information, including the estimated fair value of the underlying real estate asset securing this transaction, the short-
term nature of this lease, and other available information.
We classify adjustments to estimated provision for expected credit loss related to our direct financing and sales-type leases within other income in our consolidated statement of operations. For further details, refer to “Provision for expected credit losses” in
Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
Future lease payments to be received under the terms of our direct financing lease and our sales-type lease as of March 31,
2025 are outlined in the table below (in thousands):

Year	Total
2025	$20,103
2026	2,036
2027	2,097
2028	2,160
2029	2,224
Thereafter	240,912
Total	$269,532

5.LEASES (continued)
Income from rentals
Our income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended March 31,
	2025	2024
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$731,421	$746,061
Direct financing and sales-type leases	810	659
Revenues subject to the lease accounting standard	732,231	746,720
Revenues subject to the revenue recognition accounting standard	10,944	8,831
Income from rentals	$743,175	$755,551
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
As of March 31, 2025, the present value of the remaining contractual payments aggregating $809.0 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $371.4 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $728.9 million. As of March 31, 2025, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 54 years, including extension options that we are reasonably certain to exercise, and the weighted-average discount rate was 4.7%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.
Ground lease obligations as of March 31, 2025 included leases for 32 of our properties, which accounted for approximately 8%
of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $5.5 million as of March 31, 2025, our ground lease obligations have remaining lease terms ranging from approximately 29 to
82 years, including extension options that we are reasonably certain to exercise.

5.LEASES (continued)
The reconciliation of future lease payments under noncancelable operating leases in which we are the lessee to the operating lease liability reflected in our unaudited consolidated balance sheet as of March 31, 2025 is in the table below (in thousands):

Year	Total
2025	$17,434
2026	23,081
2027	22,162
2028	21,830
2029	21,338
Thereafter	703,148
Total future payments under our operating leases in which we are the lessee	808,993
Effect of discounting	(437,581)
Operating lease liability	$371,412
Lessee operating costs
Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. For the three months ended March 31, 2025 and
2024, amounts paid and classified as operating activities in our unaudited consolidated statements of cash flows for leases in which we are the lessee aggregated $144.6 million and $7.3 million, respectively. The increase is primarily due to the ground lease prepayment of
$135.0 million made in January 2025 for a 24-year lease term extension to our existing ground lease agreement at the Alexandria
Technology Square® Megacampus in our Cambridge submarket.
Our operating lease obligations related to our office leases have remaining terms of up to 11 years, exclusive of extension options. For the three months ended March 31, 2025 and 2024, our costs of operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Gross operating lease costs	$12,359	$9,211
Capitalized lease costs	(693)	(528)
Expenses for operating leases in which we are the lessee	$11,666	$8,683
During the three months ended March 31, 2025, we recognized an impairment charge aggregating $32.2 million, related to a ground lease entered into in 2021 for a future development site in our San Francisco Bay Area market. As of December 31, 2024, we had a right-of-use asset aggregating $32.4 million related to our investment into this ground lease. During the three months ended
March 31, 2025, based on our current financial outlook for this project, we made the determination to no longer proceed with this project. Consequently, we recognized an impairment charge aggregating $32.2 million to write off our remaining right-of-use asset balance. As of March 31, 2025 and December 31, 2024, we had no operating lease liability associated with this ground lease, as the related lease obligation had been fully prepaid. We do not expect to make additional future payments in connection with this ground lease.
6. CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash, cash equivalents, and restricted cash consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$476,430	$552,146
Restricted cash:
Funds held in escrow for real estate acquisitions	2,954	2,954
Other	4,370	4,747
	7,324	7,701
Total	$483,754	$559,847

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
From time to time, we may hold equity investments in publicly traded companies that are subject to temporary contractual sale restrictions. We do not recognize a discount related to such contractual sale restrictions.
Investments accounted for under the equity method
Under the equity method of accounting, we initially recognize our investment at cost and subsequently adjust the carrying amount of the investment for our share of earnings or losses reported by the investee, distributions received, and other-than-temporary impairments.
As of March 31, 2025, we had nine investments in limited partnerships maintaining specific ownership accounts for each investor, which were accounted for under the equity method. These investments aggregated $224.6 million. Our ownership interest in each of these nine investments was greater than 5%.
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
Funding commitments to investments in privately held entities that report NAV
We are committed to funding approximately $363.9 million for our investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 12 years, with a weighted-average expiration of 8.1 years as of March 31,
2025. These investments are not redeemable by us, but we may receive distributions from these investments throughout their terms.
Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-
average remaining term during which these investments are expected to be liquidated was 5.2 years as of March 31, 2025.

7.INVESTMENTS (continued)
The following tables summarize our investments as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$182,797	$24,425	$(122,472)	$84,750
Entities that report NAV	511,907	105,405	(42,327)	574,985
Entities that do not report NAV:
Entities with observable price changes	106,465	75,087	(8,255)	173,297
Entities without observable price changes	422,052	—	—	422,052
Investments accounted for under the equity method	N/A	N/A	N/A	224,604
Total investments	$1,223,221	$204,917	$(173,054)	$1,479,688

	December 31, 2024
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$188,653	$24,262	$(107,248)	$105,667
Entities that report NAV	518,074	126,077	(34,285)	609,866
Entities that do not report NAV:
Entities with observable price changes	99,932	77,761	(2,956)	174,737
Entities without observable price changes	400,487	—	—	400,487
Investments accounted for under the equity method	N/A	N/A	N/A	186,228
Total investments	$1,207,146	$228,100	$(144,489)	$1,476,985
Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of March 31, 2025 aggregated to a loss of $86.3 million, which consisted of upward adjustments aggregating $75.1 million, downward adjustments aggregating $8.3 million, and impairments aggregating $153.1 million.
Our investment income (loss) for the three months ended March 31, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended March 31,
	2025		2024
Realized gains	$18,153	(1)	$14,126
Unrealized (losses) gains	(68,145)		29,158
Investment (loss) income	$(49,992)		$43,284

(1)Consists of realized gains of $29.3 million, partially offset by impairment charges of $11.2 million during the three months ended March 31, 2025.
During the three months ended March 31, 2025, gains and losses on investments in privately held entities that do not report
NAV still held as of March 31, 2025 aggregated to a loss of $9.0 million, which consisted of upward adjustments aggregating
$8.1 million and downward adjustments and impairments aggregating $17.1 million.
During the three months ended March 31, 2024, gains and losses on investments in privately held entities that do not report
NAV still held as of March 31, 2024 aggregated to a loss of $10.5 million, which consisted of upward adjustments aggregating
$8.6 million and downward adjustments and impairments aggregating $19.1 million.
Unrealized gains or losses related to investments still held (excluding investments accounted for under the equity method) as of March 31, 2025 and 2024 aggregated to a loss of $37.4 million and a gain of $47.8 million during the three months ended
March 31, 2025 and 2024, respectively.
Our investment loss of $50.0 million for the three months ended March 31, 2025 also included $895 thousand of equity in losses of our equity method investments.
Refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

8. OTHER ASSETS
The following table summarizes the components of other assets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
Acquired in-place leases	$280,421		$305,144
Deferred compensation plan	47,746		47,727
Deferred financing costs – unsecured senior line of credit	46,644		49,056
Deposits	31,112		21,768
Furniture, fixtures, equipment, and software	47,279		39,558
Net investment in leases	60,251		41,503
Notes receivable	213,040		120,546
Operating lease right-of-use assets	728,873	(1)	764,472
Other assets	100,289		96,690
Prepaid expenses	62,405		33,567
Property, plant, and equipment	140,382		141,275
Total	$1,758,442		$1,661,306
(1)Refer to “Leases in which we are the lessee" section within Note 5 – Leases for information about the decrease in this balance since December 31, 2024.
Notes receivable
Our notes receivable as of March 31, 2025 and December 31, 2024 consisted of the following (dollars in thousands):

	As of March 31, 2025
	Weighted Average
Notes Receivable	Effective Interest Rate	Maturity Date	Balance	December 31, 2024
Secured by real estate assets in San Diego	10.1%	11/4/28	$195,969	$103,427
Secured by real estate assets in Greater Boston	4.6%	12/16/29	17,544	17,356
Less: provision for expected credit losses			(473)	(237)
Notes receivable			$213,040	$120,546
Our notes receivable represent held-to-maturity debt securities carried at amortized costs and are generally secured by real estate. Under the current expected credit losses accounting standard, we are required to estimate and, if necessary, recognize a provision for expected credit losses related to these notes. We do not have a history of losses on such securities; therefore, we utilize available information on historical losses for the commercial real estate industry. We determine expected credit losses for our notes receivable using historical industry losses and considering loan-specific information, including credit ratings of the borrowers, estimated fair values of underlying real estate assets, loan-to-value ratios, the presence of guarantors, and/or other available information. During the three months ended March 31, 2025, we recognized a provision for expected credit losses of $236 thousand related to our notes receivable, reducing the notes receivable balance in our unaudited consolidated balance sheet and other income in our unaudited consolidated statement of operations accordingly. This provision is reevaluated on an ongoing basis, with any necessary adjustments recognized in the corresponding period.

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
Assets and liabilities measured at fair value on a recurring basis
The following table sets forth the assets that we measure at fair value on a recurring basis by level in the fair value hierarchy
(in thousands). There were no liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.
There were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the three months ended March 31, 2025.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in publicly traded companies:
As of March 31, 2025	$84,750	$84,750	$—	$—
As of December 31, 2024	$105,667	$105,667	$—	$—
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
Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of March 31, 2025 and
December 31, 2024, the carrying values of investments in privately held entities that report NAV aggregated $575.0 million and
$609.9 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standard. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report
NAV generally does not involve significant estimates, assumptions, or judgments.

9.FAIR VALUE MEASUREMENTS (continued)
Assets and liabilities measured at fair value on a nonrecurring basis
The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024 (in thousands).

			Fair Value Measurement Using
Description	Carrying Amount		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Real estate assets held for sale with carrying values adjusted to fair value less costs to sell:
As of March 31, 2025	$169,745	(1)	$—	$—		$169,745	(2)
As of December 31, 2024	$322,662	(1)	$—	$—		$322,662	(2)
Investments in privately held entities that do not report NAV:
As of March 31, 2025	$184,126		$—	$173,297	(3)	$10,829	(4)
As of December 31, 2024	$184,236		$—	$174,737	(3)	$9,499	(4)
(1)These amounts are included in the total balances of our net assets classified as held for sale aggregating $213.9 million and $371.3 million as of March 31, 2025 and
December 31, 2024, respectively, disclosed in Note 3 – “Investments in real estate,” and represent assets held for sale as of March 31, 2025 and December 31, 2024, respectively, for which impairments were recognized.
(2)These amounts represent the aggregate carrying amounts of assets held for sale after adjustments to their respective fair values less costs to sell based on executed purchase and sale agreements, letters of intent, or valuations provided by third-party real estate brokers.
(3)These amounts represent the total carrying amounts of our equity investments in privately held entities with observable price changes, which are included in the investments balances of $1.5 billion in our unaudited consolidated balance sheets as of March 31, 2025 and December 31, 2024, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements.
(4)These amounts are included in the investments in privately held entities without observable price changes balances aggregating $422.1 million and $400.5 million as of
March 31, 2025 and December 31, 2024, respectively, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements. The aforementioned balances represent the carrying amounts of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described in “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
Real estate assets classified as held for sale measured at fair value less costs to sell
Our real estate assets classified as held for sale and measured at fair value less costs to sell are presented in the table above.
These properties are subsets of our total real estate assets classified as held for sale as of March 31, 2025 and December 31, 2024, respectively. The fair values for these real estate assets were estimated based on executed purchase and sale agreements, letters of intent, or valuations provided by third-party real estate brokers. Refer to “Investments in real estate” in Note 2 – “Summary of significant accounting policies” and “Assets held for sale” in Note 3 – “Investments in real estate” to our unaudited consolidated financial
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
As of March 31, 2025 and December 31, 2024, the book and estimated fair values of our secured notes payable and unsecured senior notes payable and the amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	March 31, 2025
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$150,807	$—	$150,331	$—	$150,331
Unsecured senior notes payable	$12,640,144	$—	$11,094,905	$—	$11,094,905
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$299,883	$—	$299,729	$—	$299,729

	December 31, 2024
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$149,909	$—	$149,413	$—	$149,413
Unsecured senior notes payable	$12,094,465	$—	$10,472,993	$—	$10,472,993
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$—	$—	$—	$—	$—
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, deposits, notes receivable, accounts payable, accrued expenses, and other short-term liabilities approximate their fair value.

10.SECURED AND UNSECURED SENIOR DEBT
The following table summarizes our outstanding indebtedness and respective principal payments remaining as of March 31, 2025 (dollars in thousands):

	Stated Rate	Interest Rate(1)		Maturity Date(2)		Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount)/ Premium
Debt						2025	2026	2027	2028	2029	Thereafter	Principal		Total
Secured notes payable
Greater Boston(3)	SOFR+2.70%	7.20%		11/19/26		$—	$150,418	$—	$—	$—	$—	$150,418	$(199)	$150,219
San Francisco Bay Area	6.50%	6.50		7/1/36		34	36	38	41	44	395	588	—	588
Secured debt weighted-average interest rate/ subtotal		7.20				34	150,454	38	41	44	395	151,006	(199)	150,807

Unsecured senior line of credit and commercial paper program(4)	(4)	4.69	(4)	1/22/30	(4)	—	—	—	—	—	300,000	300,000	(117)	299,883
Unsecured senior notes payable	3.45%	3.62		4/30/25	(5)	600,000	—	—	—	—	—	600,000	(74)	599,926
Unsecured senior notes payable	4.30%	4.50		1/15/26		—	300,000	—	—	—	—	300,000	(408)	299,592
Unsecured senior notes payable	3.80%	3.96		4/15/26		—	350,000	—	—	—	—	350,000	(531)	349,469
Unsecured senior notes payable	3.95%	4.13		1/15/27		—	—	350,000	—	—	—	350,000	(940)	349,060
Unsecured senior notes payable	3.95%	4.07		1/15/28		—	—	—	425,000	—	—	425,000	(1,206)	423,794
Unsecured senior notes payable	4.50%	4.60		7/30/29		—	—	—	—	300,000	—	300,000	(971)	299,029
Unsecured senior notes payable	2.75%	2.87		12/15/29		—	—	—	—	400,000	—	400,000	(1,962)	398,038
Unsecured senior notes payable	4.70%	4.81		7/1/30		—	—	—	—	—	450,000	450,000	(1,964)	448,036
Unsecured senior notes payable	4.90%	5.05		12/15/30		—	—	—	—	—	700,000	700,000	(4,535)	695,465
Unsecured senior notes payable	3.375%	3.48		8/15/31		—	—	—	—	—	750,000	750,000	(4,188)	745,812
Unsecured senior notes payable	2.00%	2.12		5/18/32		—	—	—	—	—	900,000	900,000	(6,737)	893,263
Unsecured senior notes payable	1.875%	1.97		2/1/33		—	—	—	—	—	1,000,000	1,000,000	(6,892)	993,108
Unsecured senior notes payable	2.95%	3.07		3/15/34		—	—	—	—	—	800,000	800,000	(7,047)	792,953
Unsecured senior notes payable	4.75%	4.88		4/15/35		—	—	—	—	—	500,000	500,000	(4,844)	495,156
Unsecured senior notes payable	5.50%	5.66		10/1/35		—	—	—	—	—	550,000	550,000	(6,777)	543,223
Unsecured senior notes payable	5.25%	5.38		5/15/36		—	—	—	—	—	400,000	400,000	(4,024)	395,976
Unsecured senior notes payable	4.85%	4.93		4/15/49		—	—	—	—	—	300,000	300,000	(2,843)	297,157
Unsecured senior notes payable	4.00%	3.91		2/1/50		—	—	—	—	—	700,000	700,000	9,951	709,951
Unsecured senior notes payable	3.00%	3.08		5/18/51		—	—	—	—	—	850,000	850,000	(11,130)	838,870
Unsecured senior notes payable	3.55%	3.63		3/15/52		—	—	—	—	—	1,000,000	1,000,000	(13,561)	986,439
Unsecured senior notes payable	5.15%	5.26		4/15/53		—	—	—	—	—	500,000	500,000	(7,537)	492,463
Unsecured senior notes payable	5.625%	5.71		5/15/54		—	—	—	—	—	600,000	600,000	(6,636)	593,364
Unsecured debt weighted-average interest rate/subtotal		3.91				600,000	650,000	350,000	425,000	700,000	10,300,000	13,025,000	(84,973)	12,940,027
Weighted-average interest rate/total		3.95%				$600,034	$800,454	$350,038	$425,041	$700,044	$10,300,395	$13,176,006	$(85,172)	$13,090,834

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Represents a secured construction loan held by our consolidated real estate joint venture for 99 Coolidge Avenue, of which we own a 75.7% interest. As of March 31, 2025, this joint venture has $44.9 million available under existing lender commitments. The interest rate shall be reduced from SOFR+2.70% to SOFR+2.10% over time upon the completion of certain leasing, construction, and financial covenant milestones.
(4)Refer to “$5.0 billion unsecured senior line of credit” and “$2.5 billion commercial paper program” on the following page.
(5)Upon maturity on April 30, 2025, we expect to repay $600.0 million of our 3.45% unsecured senior notes payable.

10.SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our secured and unsecured senior debt and amounts outstanding under our unsecured senior line of credit and commercial paper program as of March 31, 2025 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt				Weighted-Average
						Interest		Remaining Term (in years)
			Total		Percentage	Rate(1)
Secured notes payable	$588	$150,219	$150,807		1.2%	7.20%		1.7
Unsecured senior notes payable	12,640,144	—	12,640,144		96.5	3.89		12.5
Unsecured senior line of credit and commercial paper program	—	299,883	299,883	(2)	2.3	4.69	(2)	4.8	(3)
Total/weighted average	$12,640,732	$450,102	$13,090,834		100.0%	3.95%		12.2	(3)
Percentage of total debt	96.6%	3.4%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)As of March 31, 2025, we had no outstanding balance on our unsecured senior line of credit and $299.9 million of commercial paper notes outstanding.
(3)We calculate the weighted-average remaining term of our commercial paper notes by using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper notes, the consolidated weighted-average maturity of our debt is 12.0 years. The commercial paper notes sold during the three months ended March 31, 2025 were issued at a weighted-average yield to maturity of 4.60% and had a weighted-average maturity term of 13 days.
Unsecured senior notes payable
In February 2025, we issued $550.0 million of unsecured senior notes payable, due 2035, with an interest rate of 5.50%.
$5.0 billion unsecured senior line of credit
As of March 31, 2025, our unsecured senior line of credit had aggregate commitments of $5.0 billion and bore an interest rate of SOFR plus 0.855%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of
0.145% based on the aggregate commitments outstanding. Based upon our ability to achieve certain annual sustainability metrics, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.
Based on certain sustainability metrics achieved in accordance with the terms of our unsecured senior line of credit agreement, the borrowing rate was reduced for a one-year period by two basis points to SOFR plus 0.855%, from SOFR plus 0.875%, and the facility fee was reduced by 0.5 basis point to 0.145% from 0.15%. As of March 31, 2025, we had no outstanding balance on our unsecured line of credit.
$2.5 billion commercial paper program
Our commercial paper program provides us with the ability to issue up to $2.5 billion of commercial paper notes that bear interest at short-term fixed rates with a maturity of generally 30 days or less and a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding notes issued under our commercial paper program. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. During the three months ended March 31, 2025, the commercial paper notes were issued at a weighted-average yield to maturity of 4.60% and had a weighted-average maturity term of 13 days. As of March 31,
2025, we had a $299.9 million outstanding balance on our commercial paper program.
Interest expense
The following table summarizes interest expense for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Interest incurred	$130,941	$122,680
Capitalized interest	(80,065)	(81,840)
Interest expense	$50,876	$40,840

11. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES
The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of March 31,
2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable and accrued expenses	$382,956	$534,803
Accrued construction	400,317	500,890
Acquired below-market leases	164,020	180,407
Conditional asset retirement obligations	53,886	53,968
Deferred rent liabilities	11,297	11,461
Operating lease liability	371,412	507,127
Unearned rent and tenant security deposits	733,394	691,873
Other liabilities	164,132	173,822
Total	$2,281,414	$2,654,351
As of March 31, 2025 and December 31, 2024, our conditional asset retirement obligations liability primarily consisted of the soil and groundwater remediation liabilities associated with certain of our properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, requires remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys;
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

12.EARNINGS PER SHARE
With respect to dividend rights, we have granted two types of restricted stock awards: (i) restricted stock awards with nonforfeitable dividends and (ii) restricted stock awards with forfeitable dividends.
We account for unvested restricted stock awards (“RSAs”) with nonforfeitable dividends as participating securities and include these securities in the computation of EPS using the two-class method. Under the two-class method, we allocate net income (after amounts attributable to noncontrolling interests) to common stockholders and unvested RSAs with nonforfeitable dividends by using the weighted-average shares of each class outstanding for quarter-to-date and year-to-date periods independently, based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.
Unvested RSAs with forfeitable dividends do not qualify as participating securities under the two-class method because the dividends are forfeited if the awards do not vest. As a result, undistributed earnings are not allocated to these awards prior to vesting, and these awards have no effect on the computation of basic EPS while unvested. Once these awards vest, they are included in the denominator of basic EPS, weighted for the portion of the reporting period they were vested. Prior to vesting, these awards are included in the denominator of diluted EPS if they are dilutive, which is determined using the treasury stock method. Under this method, incremental shares are calculated as the difference between the total unvested shares and the number of shares that could hypothetically be repurchased using the assumed proceeds (including unrecognized compensation cost related to these awards).
These incremental shares are weighted for the portion of the reporting period they were unvested, and are included in the diluted EPS denominator only if their inclusion reduces EPS (i.e., if they are not antidilutive).
In addition, from time to time, we enter into forward equity sales agreements. We consider the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares were outstanding, are included in the denominator of basic EPS. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding – diluted using the treasury stock method. As of March 31, 2025, no forward equity sales agreements were outstanding.
The table below reconciles the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net income	$38,662	$219,176
Net income attributable to noncontrolling interests	(47,601)	(48,631)
Net income attributable to unvested RSAs with nonforfeitable dividends	(2,660)	(3,659)
Numerator for basic and diluted EPS – net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(11,599)	$166,886

Denominator for basic EPS – weighted-average shares of common stock outstanding	170,522	171,949
Dilutive effect of unvested RSAs with forfeitable dividends	—	—
Denominator for diluted EPS – weighted-average shares of common stock outstanding	170,522	171,949
Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$(0.07)	$0.97
Diluted	$(0.07)	$0.97

13.STOCKHOLDERS’ EQUITY
Common equity transactions
Common stock repurchase program
Under our common stock repurchase program authorized in December 2024, we may repurchase up to $500.0 million of our common stock in the open market, in privately negotiated transactions, or otherwise through December 31, 2025.
During the three months ended March 31, 2025, we repurchased 2.2 million shares of common stock under this repurchase program at an average price per share of $96.71. As of March 31, 2025, the approximate value of shares that may yet be purchased under this program was $241.8 million.
ATM common stock offering program
In February 2024, we entered into a new ATM common stock offering program that allows us to sell up to an aggregate of
$1.5 billion of our common stock. As of March 31, 2025, the remaining aggregate amount available under our ATM program for future sales of common stock was $1.47 billion.
Dividends
During the three months ended March 31, 2025, we declared cash dividends on our common stock aggregating $228.3 million, or $1.32 per share.
Accumulated other comprehensive loss
The change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the three months ended March 31, 2025 was entirely due to net unrealized gains of $50 thousand on foreign currency translation related to our operations primarily in Canada.
Common stock, preferred stock, and excess stock authorizations
Our charter authorizes the issuance of 400.0 million shares of common stock, of which 170.1 million shares were issued and outstanding as of March 31, 2025. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of March 31, 2025. In addition, 200.0 million shares of “excess stock” (as defined in our charter)
are authorized, none of which were issued and outstanding as of March 31, 2025.
14.NONCONTROLLING INTERESTS
Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. As of
March 31, 2025, these entities owned 63 properties, which are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the three months ended March 31, 2025 and 2024, we distributed $66.0 million and $59.8 million, respectively, to our consolidated real estate joint venture partners.
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
In March 2025, we redeemed our partner’s entire noncontrolling interests in three real estate joint ventures in our Greater
Boston market, with a book value aggregating $10.4 million, and recognized $7.0 million of consideration in excess of the book value in additional paid-in capital.
Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements for additional information.

15.SEGMENT INFORMATION
We are a life science REIT focused on developing, redeveloping, and operating properties that provide space for lease to tenants primarily in the life science industry. Our properties are leased predominantly through triple-net lease agreements and share key characteristics, including generic and reusable improvements, consistent lease structures, and business strategy. All properties are located within North America, predominantly in the U.S., and operate within a comparable regulatory environment.
Operating segments
Our Chief Operating Decision Maker (“CODM”), represented by our Executive Chairman and our Chief Executive Officer,
evaluates operating results at the geographic market level to assess performance and allocate resources. Our operating segments align with our markets, including Greater Boston, San Francisco Bay Area, San Diego, and Seattle, among others. Regular market performance updates are provided directly to the CODM. These updates include each market’s net operating income (“NOI”), which serves as the profit or loss measure used by the CODM for performance assessment and resource allocation. NOI provides useful information regarding performance of each market as it reflects income and expenses incurred in connection with real estate operations in each market. This metric enables the CODM to evaluate the profitability and performance of each market on a consistent and comparable basis, supporting decisions on capital resource allocation, including in connection with development, redevelopment, acquisition, and disposition activities in each market.
Evaluation of economic similarity and aggregation of operating segments
In accordance with the segment reporting accounting standard, we evaluated the economic similarity of our operating segments. Seven of our nine operating segments exhibit consistent long-term economic characteristics, including similar historical long-
term NOI margins, which are also expected to remain similar in the future. Additionally, these markets share similar operational characteristics, including nature of services provided (i.e., leasing, operating, developing, and redeveloping life science properties), tenant base (i.e., a variety of tenants involved in the life science industry), methods of operation (i.e., consistent lease structures, property management practices, and business strategies), nature of the regulatory environment (consistent across North America, where all our operating segments are located). Based on shared economic characteristics, we have aggregated our seven operating segments into one reportable segment for segment reporting purposes. Two of our operating segments, specifically our New York City and Canada markets, do not meet the aggregation criteria and individually do not meet the quantitative thresholds to qualify as reportable segments. Therefore, these operating segments are included in the “all other” category in the tables below.
The following table presents the reportable segment profit or loss measure, net operating income, for the three months ended
March 31, 2025 and 2024:

	Three Months Ended March 31,
(in thousands)	2025	2024
Reportable segment revenues:
Revenues from external customers	$699,199	$720,565
Other income	6,527	5,676
Reportable segment total revenues	705,726	726,241
Reportable segment total rental operating expenses	(212,436)	(191,090)
Reportable segment net operating income (reportable segment profit or loss)	$493,290	$535,151
Significant expenses included in the reportable segment profit or loss measure (i.e., net operating income) are represented by the reportable segment total rental operating expenses and are disclosed in the table above. These expenses primarily include property taxes, utilities, repairs and maintenance, engineering, janitorial, and other costs.

15.SEGMENT INFORMATION (continued)
Presented below are reconciliations of the reportable segment total revenues to the consolidated revenues, the reportable segment total rental operating expenses to consolidated rental operations, the reportable segment NOI to the consolidated net income, and the reportable segment investments in real estate assets to the consolidated investments in real estate assets:

	Three Months Ended March 31,
(in thousands)	2025	2024
Reconciliation of reportable segment revenues to consolidated total revenues:
Reportable segment total revenues	$705,726	$726,241
All other revenues	52,432	42,867
Consolidated revenues	$758,158	$769,108
Reconciliation of reportable segment total rental operating expenses to consolidated rental operations:
Reportable segment total rental operating expenses	$(212,436)	$(191,090)
All other rental operating expenses	(13,959)	(27,224)
Consolidated rental operations	$(226,395)	$(218,314)
Reconciliation of reportable segment net operating income to consolidated net income:
Reportable segment net operating income (reportable segment profit or loss)	$493,290	$535,151
All other revenues	52,432	42,867
All other rental operating expenses	(13,959)	(27,224)
Other items not allocated to segments:
General and administrative	(30,675)	(47,055)
Interest expense	(50,876)	(40,840)
Depreciation and amortization	(342,062)	(287,554)
Impairment of real estate	(32,154)	—
Equity in (losses) earnings of unconsolidated real estate joint ventures	(507)	155
Investment (loss) income	(49,992)	43,284
Gain on sale of real estate	13,165	392
Consolidated net income	$38,662	$219,176

(in thousands)	March 31, 2025	December 31, 2024
Reconciliation of reportable segment assets to consolidated investments in real estate assets
Reportable segment investments in real estate	$30,405,384	$30,393,144
All other investments in real estate	1,716,328	1,716,895
Consolidated investments in real estate	$32,121,712	$32,110,039

16.SUBSEQUENT EVENTS
In April 2025, an office property aggregating 182,276 RSF, located in Carlsbad, San Diego, met the criteria for classification as held for sale based on current negotiations with the prospective buyer and our decision to dispose of this property for an estimated sales price of approximately $72.0 million. We expect to complete the sale within 12 months. Upon our decision to commit to sell this property, we recognized an impairment charge of $35.4 million to reduce the carrying amount of this asset to its estimated fair value less costs to sell.

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
Global Trade Policies
We have been monitoring and will continue to monitor macroeconomic trends and uncertainties. In particular, we are assessing how recent fluctuations in international trade relations and trade policies could adversely affect our business or the businesses of our tenants.
In early March 2025, the U.S. government imposed or indicated that it would impose a series of tariffs on certain goods from
Canada and Mexico as well as raise tariffs on Chinese imports. President Trump has also indicated his intent to impose a “major”
pharmaceutical-specific tariff, which could adversely affect our business and/or the business of our tenants. As a result of these developments, the global securities and trade markets have reacted with volatility, and trade tensions remain high.
The imposition of tariffs or the potential future imposition of additional or modified tariffs in the current geopolitical climate could have material adverse effects on the net profitability, revenues, or operations of Alexandria and many other companies. While we are evaluating the potential impacts of such tariffs, as well as our ability to mitigate such impacts, these recent trends may in the meantime interrupt supply chains, fragment international business relationships, and create unknown risks that would thereby affect our or our tenants’ business operations.
This list of risks and uncertainties is not exhaustive. Additional information regarding risk factors that may affect us is included under Part I; “Item 1A. Risk factors”; and “Item 7. Management’s discussion and analysis of financial condition and results of operations” in our annual report on Form 10-K for the year ended December 31, 2024 and under respective sections in this quarterly report on Form 10-Q. Readers of this quarterly report on Form 10-Q should also read our other documents filed publicly with the SEC for further discussion regarding such factors.

Overview
We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® company, is a best-in-class, mission-driven life science
REIT making a positive and lasting impact on the world. With our founding in 1994, Alexandria pioneered the life science real estate niche. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative Megacampus™ ecosystems in
AAA life science innovation cluster locations, including Greater Boston, the San Francisco Bay Area, San Diego, Seattle, Maryland,
Research Triangle, and New York City. As of March 31, 2025, Alexandria has a total market capitalization of $28.8 billion and an asset base in North America that includes 39.6 million RSF of operating properties and 4.0 million RSF of Class A/A+ properties undergoing construction.
We develop dynamic Megacampus ecosystems that enable and inspire some of the world’s most brilliant minds and innovative companies to create life-changing scientific and technological innovations. We believe in the utmost professionalism, humility, and teamwork. Our tenants include multinational pharmaceutical companies; public and private biotechnology companies; life science product, service, and medical device companies; digital health, technology, and agtech companies; academic and medical research institutions; U.S. government research agencies; non-profit organizations; and venture capital firms. Alexandria has a longstanding and proven track record of developing Class A/A+ properties clustered in highly dynamic and collaborative Megacampus environments that enhance our tenants’ ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science companies through our venture capital platform. We believe our unique business model and diligent underwriting ensure a high-quality and diverse tenant base that results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.
As of March 31, 2025:
•Investment-grade or publicly traded large cap tenants represented 51% of our annual rental revenue;
•Approximately 98% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3% that were either fixed or indexed based on a consumer price index or other index;
•Approximately 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent;
•Approximately 93% of our leases (on an annual rental revenue basis) provided for the recapture of capital expenditures
(such as HVAC maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases; and
•89% of our leasing activity during the three months ended March 31, 2025 was generated from our existing tenant base.
A key element of our business strategy is our unique focus on Class A/A+ properties primarily located in collaborative
Megacampus ecosystems in AAA life science innovation clusters. Our Megacampus ecosystems are designed for optionality and scalability, offering our tenants a clear path to address their growth requirements, including through our future developments and redevelopments. Strategically located near top academic and medical research institutions and equipped with curated amenities and services, and convenient access to transit, our Megacampus ecosystems are designed to support our tenants in attracting and retaining top talent and in meeting our tenants’ growth needs, which we believe is a key driver of tenant demand for our properties. Our strategy also includes drawing upon our deep, broad, and longstanding real estate and life science industry relationships in order to retain tenants, identify and attract new and leading tenants, and source additional real estate.
Executive summary
Operating results

	Three Months Ended March 31,
	2025	2024
Net (loss) income attributable to Alexandria’s common stockholders – diluted:
In millions	$(11.6)	$166.9
Per share	$(0.07)	$0.97
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$392.0	$403.9
Per share	$2.30	$2.35
For additional information, refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria
Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations” and to the tabular presentation of these items in “Results of operations” in Item 2.

A sector-leading REIT with a high-quality, diverse tenant base and strong margins

(As of March 31, 2025, unless stated otherwise)
Occupancy of operating properties in North America	91.7%	(1)
Percentage of total annual rental revenue in effect from Megacampus platform	75%
Percentage of total annual rental revenue in effect from investment-grade or publicly traded large cap tenants	51%

Adjusted EBITDA margin for the three months ended March 31, 2025	71%
Percentage of leases containing annual rent escalations	98%

Weighted-average remaining lease term:
Top 20 tenants	9.6	years
All tenants	7.6	years

Sustained strength in tenant collections:
April 2025 tenant rents and receivables collected as of the date of this report	99.8%
Tenant rents and receivables for the three months ended March 31, 2025 collected as of the date of this report	99.9%
(1)Refer to “Summary of occupancy percentages in North America” in Item 2 for additional details.
Strong and flexible balance sheet with significant liquidity; top 10% credit rating ranking among all publicly traded U.S. REITs
As of March 31, 2025, unless stated otherwise:
•Net debt and preferred stock to Adjusted EBITDA of 5.9x and fixed-charge coverage ratio of 4.3x for the three months ended
March 31, 2025 annualized, with targets for the three months ended December 31, 2025 annualized of less than or equal to
5.2x and 4.0x to 4.5x, respectively.
•Significant liquidity of $5.3 billion.
•Only 13% of our total debt matures through 2027.
•12.2 years weighted-average remaining term of debt, longest among S&P 500 REITs.
•Since 2021, an average of 97.9% of our year-end debt balances have been fixed rate.
•Total debt and preferred stock to gross assets of 30%.
•$414.9 million of capital contribution commitments from existing consolidated real estate joint venture partners to fund construction from April 1, 2025 through 2027 and beyond, including $166.8 million from April 1, 2025 to December 31, 2025.
Continued solid leasing volume and rental rate increases
•Continued solid leasing volume aggregating 1.0 million RSF during the three months ended March 31, 2025, the fifth consecutive quarter with leasing volume exceeding 1 million RSF.
•Solid rental rate increases on lease renewals and re-leasing of space of 18.5% and 7.5% (cash basis) for the three months ended March 31, 2025.
•89% of our leasing activity during the three months ended March 31, 2025 was generated from our existing tenant base.

	Three Months Ended March 31, 2025
Total leasing activity – RSF	1,030,553
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	884,408
Rental rate increase	18.5%
Rental rate increase (cash basis)	7.5%
Leasing of development and redevelopment space – RSF	6,430	(1)

(1)As of March 31, 2025, our construction projects expected to stabilize in 2025 and 2026 were 75% leased/negotiating.

Maintained solid operating metrics
•Total revenues of $758.2 million, down 1.4%, for the three months ended March 31, 2025, compared to $769.1 million for the three months ended March 31, 2024. Excluding dispositions completed after January 1, 2024, total revenues would have increased by 3.9% for the three months ended March 31, 2025, from $730.0 million for the three months ended March 31,
2024.
•Net operating income (cash basis) of $2.0 billion for the three months ended March 31, 2025 annualized increased by
$83.8 million, or 4.4%, compared to the three months ended March 31, 2024 annualized. Refer to “Net operating income, net operating income (cash basis), and operating margin” under “Definitions and reconciliations” in Item 2 for a reconciliation of our net income to net operating income (cash basis).
•Same property net operating income changes of (3.1)% and 5.1% (cash basis) for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 includes certain lease expirations during the three months ended March
31, 2025, aggregating 768,080 RSF at six properties across four submarkets. Excluding the impact of these lease expirations, same property net operating income changes for the three months ended March 31, 2025 would have been 0.1% and 9.0%
(cash basis). Refer to the “Summary of occupancy percentages in North America” in Item 2 for additional details.
•General and administrative expenses of $30.7 million, savings of $16.4 million or 35%, for the three months ended March 31,
2025, compared to three months ended March 31, 2024, is primarily the result of cost-control and efficiency initiatives on personnel-related costs and streamlining of business processes.
•As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended
March 31, 2025 were 6.9%, representing the lowest level in the past ten years, compared to 9.5% for the trailing twelve months ended March 31, 2024.
Dividend strategy to share net cash flows from operating activities with stockholders while retaining a significant portion for reinvestment
•Common stock dividend declared for the three months ended March 31, 2025 of $1.32 per share aggregating $5.24 per common share for the twelve months ended March 31, 2025, up 22 cents, or 4%, over the twelve months ended March 31,
2024.
•Dividend yield of 5.7% as of March 31, 2025.
•Dividend payout ratio of 57% for the three months ended March 31, 2025.
•Average annual dividend per-share growth of 4.5% from 2021 through the three months ended March 31, 2025 annualized.
•Significant net cash flows provided by operating activities after dividends retained for reinvestment aggregating $2.3 billion for the years ended December 31, 2021 through 2024 and the midpoint of our 2025 guidance range for net cash provided by operating activities after dividends.
Ongoing execution of Alexandria’s 2025 capital recycling strategy
We plan to continue funding a significant portion of our capital requirements for the year ending December 31, 2025 through dispositions of non-core assets, land, partial interest sales, and sales to owner/users (in millions):

Completed dispositions	$176
Our share of pending transactions subject to non-refundable deposits, signed letters of intent, and/or purchase and sale agreement negotiations	433
Our share of completed and pending 2025 dispositions	609	31%
Additional targeted dispositions	1,341	69
2025 guidance midpoint for dispositions and sales of partial interests	$1,950	100%
Significant leasing progress on temporary vacancy for the three months ended March 31, 2025, including previously disclosed key lease expirations during the three months ended March 31, 2025

Occupancy as of December 31, 2024			94.6%
Lease expirations which became vacant as of March 31, 2025:
Re-leased with future delivery or subject to ongoing negotiations	(1.3)	(1)
Marketing	(1.6)		(2.9)	(2)
Occupancy as of March 31, 2025			91.7%
(1)Includes 0.7% of RSF that is re-leased with a weighted-average commencement date around the end of 2025 and 0.6% of RSF that is subject to ongoing negotiations.
(2)Includes 768,080 RSF of previously disclosed key lease expirations for the three months ended March 31, 2025. Refer to “Summary of properties and occupancy” in
Item 2 for additional details. The balance of lease expirations for the three months ended March 31, 2025 that became vacant was spread across multiple submarkets, with no individual space aggregating greater than 62,000 RSF.

Strong and flexible balance sheet
Key capital metrics as of or for the three months ended March 31, 2025
•$28.8 billion in total market capitalization.
•$15.7 billion in total equity capitalization.
•Non-real estate investments aggregating $1.5 billion:
•Unrealized gains presented in our consolidated balance sheet were $31.9 million, comprising gross unrealized gains and losses aggregating $204.9 million and $173.1 million, respectively.
•Investment loss of $50.0 million for the three months ended March 31, 2025 presented in our consolidated statement of operations consisted of $29.3 million of realized gains, $68.1 million of unrealized losses, and $11.2 million of impairment charges.
Key capital events
•In February 2025, we issued $550.0 million of unsecured senior notes payable, due in 2035, with an interest rate of 5.50%.
This issuance marked our tightest-ever spread to the 10-year treasury rate, surpassing our previous record in September 2019 by 25 bps.
•Upon maturity on April 30, 2025, we expect to repay $600.0 million of our 3.45% unsecured senior notes payable.
•During the three months ended March 31, 2025, our unconsolidated real estate joint venture at 1655 and 1725 Third Street, in which we own a 10% interest, located in our Mission Bay submarket, refinanced $500 million of an existing fixed-rate secured note payable with a new secured note payable, which bears a fixed weighted-average interest rate of 6.37% and matures in
2035.
•Under our common stock repurchase program authorized in December 2024, we may repurchase up to $500.0 million of our common stock through December 31, 2025.
•During the three months ended March 31, 2025, we repurchased 2.2 million shares of common stock for an aggregate value of $208.1 million at an average price per share of $96.71.
•As of the date of this report, the approximate value of shares authorized and remaining under this program was
$241.8 million
External growth and investments in real estate
Alexandria’s development and redevelopment pipeline delivered incremental annual net operating income of $37 million, commencing during the three months ended March 31, 2025, with an additional $171 million of incremental annual net operating income anticipated to deliver by the fourth quarter of 2026
•During the three months ended March 31, 2025, we placed into service development and redevelopment projects aggregating
309,494 RSF that are 100% leased across multiple submarkets and delivered incremental annual net operating income of
$37 million. A significant delivery during the three months ended March 31, 2025 was 285,346 RSF at 230 Harriet Tubman
Way located at the Alexandria Center® for Life Science – Millbrae in our South San Francisco submarket.
•Our active development and redevelopment projects under construction, primarily related to our Megacampus ecosystems, have an estimated $2.4 billion of remaining costs to complete, of which $1.3 billion is not under contract as of March 31, 2025.
Additionally, we estimate that 30%–40% of the costs not under contract represent costs of materials that may be subject to inflationary pressure and/or potential tariffs. As such, we estimate that each 10% increase in these costs of materials may result in incremental costs aggregating $40 million–$50 million and a corresponding decline in initial stabilized yields of approximately 2.5 to 3.5 basis points for our existing active development and redevelopment projects. This estimate does not account for the cost of potential delays that may occur in receiving or replacing materials subject to tariffs.
•Annual net operating income (cash basis) from recently delivered projects is expected to increase by $61 million by the fourth quarter of 2025 upon the burn-off of initial free rent, which have a weighted-average burn-off period of approximately four months.
•71% of RSF in our total development and redevelopment pipeline is within our Megacampus ecosystems.

(dollars in millions)	Incremental Annual Net Operating Income		RSF		Leased/ Negotiating Percentage
Placed into service during the three months ended March 31, 2025	$37		309,494		100%

Expected to be placed into service:
Second quarter of 2025 through fourth quarter of 2026	$171	(1)	1,597,920	(2)	75%	(3)
2027 through second quarter of 2028	$179		2,449,862		16
(1)Includes expected partial deliveries through the fourth quarter of 2026 from projects expected to stabilize in 2027 and beyond. Refer to the initial and stabilized occupancy years under “New Class A/A+ development and redevelopment properties: current projects” in Item 2 for additional information.
(2)Represents the RSF related to projects expected to stabilize by fourth quarter of 2026. Does not include partial deliveries through fourth quarter of 2026 from projects expected to stabilize in 2027 and beyond.
(3)Represents the leased/negotiating percentage of development and redevelopment projects that are expected to stabilize during 2025 and 2026.

Operating summary

Same Property Net Operating Income Performance		Rental Rate Growth: Renewed/Re-Leased Space

Margins(2)		Favorable Lease Structure(3)
Operating	Adjusted EBITDA	Strategic Lease Structure by Owner and Operator of Collaborative Megacampus Ecosystems
70%	71%	Increasing cash flows
		Percentage of leases containing annual rent escalations	98%
		Stable cash flows
Historical Weighted-Average Lease Term of Executed Leases(4)		Percentage of triple net leases	91%
		Lower capex burden
8.9 Years		Percentage of leases providing for the recapture of capital expenditures	93%

Net Debt and Preferred Stock to Adjusted EBITDA(5)		Fixed-Charge Coverage Ratio(5)

4.0x to 4.5x
(1)
(3.1)%

2024	3/31/25

Refer to “Same properties” and “Definitions and reconciliations” in Item 2 for additional details. “Definitions and reconciliations” contains the definitions of “Fixed-charge coverage ratio,” “Net debt and preferred stock to Adjusted EBITDA,” and “Net operating income” and their respective reconciliations from the most directly comparable financial measures presented in accordance with GAAP.
(1)Refer to footnote 1 in “Same properties” in Item 2 for additional details.
(2)For the three months ended March 31, 2025.
(3)Percentages calculated based on our annual rental revenue in effect as of March 31, 2025.
(4)Represents the weighted-average lease term of executed leases based on annual rental revenue for the approximate 10-year period for the years ended December 31,
2016 through 2024 and the three months ended March 31, 2025.
(5)Quarter annualized.

Stable Cash Flows From Our High-Quality and Diverse Mix of Approximately 750 Tenants

Investment-Grade or Publicly Traded Large Cap Tenants

87%

of ARE’s Top 20 Tenant Annual Rental Revenue

51%

of ARE’s Annual Rental Revenue
Percentage of ARE’s Annual Rental Revenue

Life Science
Product,
Service, and
Device
Multinational
Pharmaceutical
Public
Biotechnology –
Approved or
Marketed
Product
Public
Biotechnology –
Preclinical or
Clinical Stage
Private
Biotechnology
Other(2)
Other Investment-Grade
or Large Cap Tech
Biomedical
Institutions(1)
Government
Institutions
As of March 31, 2025. Annual rental revenue represents amounts in effect as of March 31, 2025. Refer to “Definitions and reconciliations” in Item 2 for additional information.
(1)79% of our annual rental revenue from biomedical institutions are from investment-grade or publicly traded large cap tenants.
(2)Represents the percentage of our annual rental revenue generated by technology, professional services, finance, telecommunications, construction/real estate companies, and retail-related tenants.

Long-Duration and Stable Cash Flows From High-Quality and Diverse Tenants

Long-Duration Lease Terms

9.6 Years
Top 20 Tenants

7.6 Years
All Tenants
Weighted-Average Remaining Term(1)

Sustained Strength in Tenant Collections(2)

99.9%
For the Three Months Ended March 31, 2025

99.8%
April 2025
(1)Based on annual rental revenue in effect as of March 31, 2025.
(2)Represents the portion of total receivables billed for each indicated period collected as of the date of this report.

Leasing Activity
The following table summarizes our leasing activity at our properties:

	Three Months Ended			Year Ended
	March 31, 2025			December 31, 2024
(Dollars per RSF)	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	18.5%		7.5%	16.9%	7.2%
New rates	$57.56		$55.04	$65.48	$64.18
Expiring rates	$48.57		$51.18	$56.01	$59.85
RSF	884,408			3,888,139
Tenant improvements/leasing commissions	$83.09	(2)		$46.89
Weighted-average lease term	10.1 years			8.5 years

Developed/redeveloped/previously vacant space leased(3)
New rates	$49.80		$49.51	$59.44	$57.34
RSF	146,145			1,165,815
Weighted-average lease term	8.8 years			10.0 years

Leasing activity summary (totals):
New rates	$56.46		$54.26	$64.16	$62.68
RSF	1,030,553			5,053,954
Weighted-average lease term	10.0 years			8.9 years

Lease expirations(1)
Expiring rates	$49.93		$51.55	$53.82	$57.24
RSF	1,923,048			5,005,638
Leasing activity includes 100% of results for properties in North America in which we have an investment.
(1)Excludes month-to-month leases aggregating 160,540 RSF and 136,131 RSF as of March 31, 2025 and December 31, 2024, respectively. During the trailing twelve months ended March 31, 2025, we granted free rent concessions averaging 0.7 months per annum.
(2)Includes tenant improvements and leasing commissions for one 11.4-year lease at the Alexandria Technology Square® Megacampus in our Cambridge submarket aggregating 119,280 RSF. Excluding this lease, tenant improvements and leasing commissions per RSF and as a percentage of total rents for the three months ended
March 31, 2025 were $40.93 and 9.1%, which are consistent with the five-year quarterly averages of $37.53 and 10.5%, respectively.
(3)Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 for additional information, including total project costs.

Summary of contractual lease expirations
The following table summarizes the contractual lease expirations at our properties as of March 31, 2025:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Annual Rental Revenue
2025 (2)	2,005,741	5.6%	$46.91	4.6%
2026	3,043,760	8.5%	$56.08	8.3%
2027	3,130,452	8.7%	$51.23	7.8%
2028	4,060,412	11.3%	$52.17	10.3%
2029	2,429,749	6.8%	$50.67	6.0%
2030	3,064,307	8.6%	$43.86	6.5%
2031	3,579,117	10.0%	$54.84	9.5%
2032	1,023,407	2.9%	$58.33	2.9%
2033	2,539,851	7.1%	$48.14	5.9%
2034	3,280,121	9.2%	$67.72	10.7%
Thereafter	7,673,811	21.3%	$74.48	27.5%
Contractual lease expirations for properties classified as held for sale as of March 31, 2025 are excluded from the information on this page.
(1)Represents amounts in effect as of March 31, 2025.
(2)Excludes month-to-month leases aggregating 160,540 RSF as of March 31, 2025.
The following tables present our lease expirations by market for the remainder of 2025 and for 2026 as of March 31, 2025:

	2025 Contractual Lease Expirations (in RSF)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment(1)	Remaining Expiring Leases(2)	Total(3)	Annual Rental Revenue (per RSF)(4)

Greater Boston	136,506	5,597	25,312	261,540	428,955	$45.19
San Francisco Bay Area	293,051	110,549	—	346,927	750,527	71.21
San Diego	28,760	—	—	85,189	113,949	34.37
Seattle	—	—	—	67,114	67,114	31.33
Maryland	35,055	6,228	—	31,683	72,966	22.19
Research Triangle	173,888	—	—	78,625	252,513	27.98
New York City	—	—	—	42,002	42,002	99.58
Texas	—	—	198,972 (5)	—	198,972	N/A
Canada	22,991	—	—	54,752	77,743	18.35
Non-cluster/other markets	—	—	—	1,000	1,000	49.20
Total	690,251	122,374	224,284	968,832	2,005,741	$46.91
Percentage of expiring leases	34%	6%	11%	49%	100%

	2026 Contractual Lease Expirations (in RSF)					Annual Rental Revenue (per RSF)(4)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment	Remaining Expiring Leases(2)	Total

Greater Boston	47,439	11,565	—	399,436	458,440	$94.58
San Francisco Bay Area	25,511	—	—	623,634	649,145	76.43
San Diego	—	28,827	—	873,855	902,682	47.04
Seattle	26,266	—	—	166,491	192,757	31.57
Maryland	—	15,489	—	276,969	292,458	20.20
Research Triangle	19,753	—	—	167,805	187,558	38.98
New York City	—	—	—	72,052	72,052	104.17
Texas	—	—	—	—	—	—
Canada	—	247,743	—	—	247,743	21.23
Non-cluster/other markets	—	—	—	40,925	40,925	75.98
Total	118,969	303,624	—	2,621,167	3,043,760	$56.08
Percentage of expiring leases	4%	10%	0%	86%	100%
Contractual lease expirations for properties classified as held for sale as of March 31, 2025 are excluded from the information on this page.
(1)Primarily represents assets that were recently acquired for future development or redevelopment opportunities, for which we expect, subject to market conditions and leasing, to commence first-time conversion from non-laboratory space to laboratory space, or to commence future ground-up development. As of March 31, 2025, the weighted-average annual rental revenue and expiration date of these leases expiring in 2025 is $1.6 million and May 27, 2025, respectively. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 2 for additional details, including development and redevelopment square feet currently included in rental properties.
(2)The largest remaining contractual lease expiration in 2025 is 88,179 RSF in our Cambridge/Inner Suburbs submarket and in 2026 is 163,648 RSF in our University Town
Center submarket, at a property in which we have an ownership interest of 30.0% and are evaluating options to re-lease or reposition the space from single tenancy to multi-tenancy.
(3)Excludes month-to-month leases aggregating 160,540 RSF as of March 31, 2025.
(4)Represents amounts in effect as of March 31, 2025.
(5)Represents two properties with future development and redevelopment opportunities, located at 1001 Trinity Street and 1020 Red River Street in our Austin submarket, with contractual lease expirations during the second quarter of 2025.

Top 20 tenants
87% of Top 20 Tenant Annual Rental Revenue Is From Investment-Grade
or Publicly Traded Large Cap Tenants(1)
Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for greater than
4.3% of our annual rental revenue in effect as of March 31, 2025. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of March 31, 2025 (dollars in thousands, except average market cap amounts):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)		Percentage of Annual Rental Revenue (1)	Investment-Grade Credit Ratings		Average Market Cap (in billions)

	Tenant							Moody’s	S&P
1	Eli Lilly and Company	9.7		1,070,953	$89,599		4.3%	Aa3	A+	$797.9
2	Moderna, Inc.	11.1		496,814	89,347		4.3	—	—	$29.1
3	Bristol-Myers Squibb Company	5.2		999,379	77,188		3.7	A2	A	$104.1
4	Takeda Pharmaceutical Company Limited	10.2		549,759	47,899		2.3	Baa1	BBB+	$43.8
5	Eikon Therapeutics, Inc.(2)	13.7		311,806	36,783		1.8	—	—	$—
6	Roche	8.0		647,069	36,189		1.7	Aa2	AA	$242.8
7	Illumina, Inc.	5.6		857,967	35,924		1.7	Baa3	BBB	$19.5
8	Alphabet Inc.	2.6		625,015	34,899		1.7	Aa2	AA+	$2,143.6
9	2seventy bio, Inc.(3)	8.4		312,805	33,543		1.6	—	—	$0.2
10	United States Government	5.3		429,359	29,097	(4)	1.4	Aaa	AA+	$—
11	Uber Technologies, Inc.	57.5	(5)	1,009,188	27,799		1.3	Baa2	BBB	$148.3
12	Novartis AG	3.3		387,563	27,709		1.3	Aa3	AA-	$234.5
13	AstraZeneca PLC	4.6		450,848	27,226		1.3	A1	A+	$231.1
14	Cloud Software Group, Inc.	1.2	(6)	292,013	26,446		1.3	—	—	$—
15	Boston Children’s Hospital	12.0		309,231	26,212		1.3	Aa2	AA	$—
16	The Regents of the University of California	6.2		369,753	23,330		1.1	Aa2	AA	$—
17	Sanofi	5.8		267,278	21,851		1.1	A1	AA	$130.9
18	Charles River Laboratories, Inc.	10.1		256,066	21,202		1.0	—	—	$10.2
19	New York University	7.3		218,983	21,110		1.0	Aa2	AA-	$—
20	Merck & Co., Inc.	8.4		333,124	21,001		1.0	Aa3	A+	$281.3
	Total/weighted-average	9.6	(5)	10,194,973	$754,354		36.2%
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
(1)Based on total annual rental revenue in effect as of March 31, 2025.
(2)Eikon Therapeutics, Inc. is a private biotechnology company led by renowned biopharma executive Roger Perlmutter, formerly an executive vice president at Merck & Co.,
Inc. As of February 25, 2025, the company has raised over $1.2 billion in private venture capital funding.
(3)In March 2025, 2seventy bio, Inc. announced a definitive merger agreement with Bristol-Myers Squibb Company, which is expected to close in the second quarter of 2025.
(4)Includes leases, which are not subject to annual appropriations, with governmental entities such as the National Institutes of Health and the General Services
Administration.  Approximately 3% of the annual rental revenue derived from our leases with the United States Government is cancellable prior to the lease expiration date.
(5)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) in our Mission Bay submarket owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue from our unconsolidated real estate joint ventures. Excluding these ground leases, the weighted-average remaining lease term for our top 20 tenants was 6.9 years as of March 31, 2025.
(6)Represents one lease at a property acquired in 2022 with potential future development and redevelopment opportunities. This lease with Cloud Software Group, Inc.
(formerly known as TIBCO Software, Inc.) was in place when we acquired the property.

Locations of properties
Our properties are strategically located in AAA life science innovation cluster markets. The following table sets forth the total
RSF, number of properties, and annual rental revenue in effect as of March 31, 2025 in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	9,304,074	632,850	1,601,010	11,537,934	26%	65	$754,342	36%	$88.20
San Francisco Bay Area	7,971,965	109,435	366,939	8,448,339	19	65	455,516	22	68.28
San Diego	7,140,194	903,792	—	8,043,986	18	77	323,222	16	47.98
Seattle	3,179,033	227,577	—	3,406,610	9	45	137,539	6	47.27
Maryland	3,848,870	—	—	3,848,870	9	50	141,895	7	39.70
Research Triangle	3,801,564	—	—	3,801,564	9	38	109,002	5	30.71
New York City	921,894	—	—	921,894	2	4	74,571	4	92.34
Texas	1,845,159	—	73,298	1,918,457	4	15	37,754	2	24.93
Canada	895,182	—	132,881	1,028,063	2	11	18,525	1	21.86
Non-cluster/other markets	349,099	—	—	349,099	1	10	15,413	1	60.52
Properties held for sale	382,527	—	—	382,527	1	6	9,031	—	49.82
North America	39,639,561	1,873,654	2,174,128	43,687,343	100%	386	$2,076,810	100%	$58.38
		4,047,782
Summary of occupancy percentages in North America
The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	3/31/25		12/31/24	3/31/24	3/31/25	12/31/24	3/31/24
Greater Boston	91.8%	(1)	94.8%	94.5%	78.4%	80.8%	83.3%
San Francisco Bay Area	90.3	(1)	93.3	94.4	86.3	89.1	91.2
San Diego	94.3		96.3	95.2	94.3	96.3	95.2
Seattle	91.5		92.4	94.9	91.5	92.4	93.9
Maryland	94.1		95.7	95.4	94.1	95.7	95.4
Research Triangle	93.4	(1)	97.4	97.8	93.4	97.4	97.8
New York City	87.6	(2)	88.4	84.4	87.6	88.4	84.4
Texas	82.1	(1)	95.5	95.1	78.9	91.8	91.5
Subtotal	91.8		94.8	94.9	87.1	90.0	90.6
Canada	94.6		95.9	91.8	82.4	82.9	77.8
Non-cluster/other markets	73.0		72.5	75.4	73.0	72.5	75.4
North America	91.7%	(1)(3)	94.6%	94.6%	86.9%	89.7%	90.2%
(1)The decline in occupancy from December 31, 2024 includes certain previously disclosed lease expirations during the three months ended March 31, 2025 aggregating
768,080 RSF at six properties in four submarkets comprising the following: (i) 182,054 RSF at the Alexandria Technology Square® Megacampus in our Cambridge
submarket, (ii) 234,249 RSF at 409 Illinois Street in our Mission Bay submarket, (iii) one property aggregating 104,531 RSF in our Research Triangle market, and
(iv) two properties aggregating 247,246 RSF in our Austin submarket.
(2)The Alexandria Center® for Life Science – New York City Megacampus is 97.7% occupied as of March 31, 2025. Occupancy percentage in our New York City market reflects vacancy at the Alexandria Center® for Life Science – Long Island City property, which was 45.7% occupied as of March 31, 2025.
(3)Includes vacant spaces aggregating 250,925 RSF, or 0.7% impact to occupancy, which are leased with a weighted-average expected delivery date around the end of
2025 and 242,035 RSF, or 0.6% impact to occupancy, which is subject to ongoing negotiations.

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
Our investments in real estate consisted of the following as of March 31, 2025 (dollars in thousands):

		Development and Redevelopment
		Under Construction
	Operating	2025 and 2026	2027 and Beyond	Future	Subtotal	Total
Square footage
Operating	39,257,034	—	—	—	—	39,257,034
Future Class A/A+ development and redevelopment properties	—	1,597,920	2,449,862	25,757,349	29,805,131	29,805,131
Future development and redevelopment square feet currently included in rental properties(1)	—	—	—	(2,780,364)	(2,780,364)	(2,780,364)
Total square footage, excluding properties held for sale	39,257,034	1,597,920	2,449,862	22,976,985	27,024,767	66,281,801

Properties held for sale	382,527	—	—	1,853,856	1,853,856	2,236,383
Total square footage	39,639,561	1,597,920	2,449,862	24,830,841	28,878,623	68,518,184

Investments in real estate
Gross book value as of March 31, 2025(2)	$29,411,505	$1,549,293	$2,139,008	$4,908,467	$8,596,768	$38,008,273

(1)Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 2 for additional details, including future development and redevelopment square feet currently included in rental properties.
(2)Balances exclude accumulated depreciation and our share of the cost basis associated with our properties held by our unconsolidated real estate joint ventures, which is classified as investments in unconsolidated real estate joint ventures in our consolidated balance sheet.

Dispositions and sales of partial interests
Our completed dispositions and sales of partial interests of real estate assets during the three months ended March 31, 2025 and pending as of the date of this report consisted of the following (dollars in thousands):

Property	Submarket/Market	Date of Sale	Interest Sold	Future Development RSF	Sales Price		Gain on Sales of Real Estate
Completed during the three months ended March 31, 2025:
Land and other
Costa Verde by Alexandria	University Town Center/San Diego	1/31/25	100%	537,000	$124,000	(1)	$—
Other					52,352		13,165
					176,352		$13,165
Our share of pending 2025 dispositions and sales of partial interests expected to close subsequent to April 28, 2025:
Subject to non-refundable deposits:
Pending	San Diego	2H25	100%		70,000
Pending	Texas	2Q25	100%		73,287
Other					63,000
					206,287
Subject to executed letters of intent and/or purchase and sale agreement negotiations					226,250
Our share of completed and pending 2025 dispositions and sales of partial interests					$608,889
2025 guidance range for dispositions and sales of partial interests				$1,450,000 – $2,450,000

(1)As part of a completed transaction, we provided seller financing of $91.0 million, due 2028, with an interest rate of 12.0%.

New Class A/A+ development and redevelopment properties
ALEXANDRIA’S DEVELOPMENT AND REDEVELOPMENT
DELIVERIES ARE EXPECTED TO PROVIDE INCREMENTAL
GROWTH IN ANNUAL NET OPERATING INCOME

Placed Into Service	Near-Term Deliveries	Intermediate-Term Deliveries
1Q25	2Q25–4Q26	2027–2Q28

$37M	$171M	$179M

309,494 RSF	1.6 million RSF	2.4 million RSF

100% Leased	75% Leased/Negotiating	16% Leased/Negotiating

(1)
(1)
(2)
(4)
(3)
For the definition of “Net operating income” and a reconciliation from the most directly comparable GAAP measure, refer to the “Definitions and reconciliations” in Item 2.
(1)Our share of incremental annual net operating income from development and redevelopment projects expected to be placed into service primarily commencing from second quarter of 2025 through second quarter of 2028 is projected to be
$311 million.
(2)Includes expected partial deliveries through fourth quarter of 2026 from projects expected to stabilize in 2027 and beyond. Refer to the initial and stabilized occupancy years under “New Class A/A+ development and redevelopment properties: current projects” in Item 2 for additional details.
(3)Represents the RSF related to projects expected to stabilize by fourth quarter of 2026. Does not include partial deliveries through fourth quarter of 2026 from projects expected to stabilize in 2027 and beyond.
(4)Represents the leased/negotiating percentage of development and redevelopment projects that are expected to stabilize during 2025 and 2026.

New Class A/A+ development and redevelopment properties: recent deliveries
The following table presents development and redevelopment of new Class A/A+ projects placed into service during the three months ended March 31, 2025 (dollars in thousands):
Incremental Annual Net Operating Income Generated From 1Q25 Deliveries Aggregated $37 Million

230 Harriet Tubman Way	10075 Barnes Canyon Road
San Francisco Bay Area/ South San Francisco	San Diego/Sorrento Mesa
285,346 RSF	17,718 RSF
100% Occupancy	100% Occupancy

Property/Market/Submarket	1Q25 Delivery Date(1)	Our Ownership Interest	RSF Placed in Service			Occupancy Percentage(2)	Total Project		Unlevered Yields
			Prior to 1/1/25	1Q25	Total				Initial Stabilized	Initial Stabilized (Cash Basis)
							RSF	Investment
Development projects
230 Harriet Tubman Way/San Francisco Bay Area/South San Francisco	3/1/25	48.3%	—	285,346	285,346	100%	285,346	$476,000	7.5%	6.2%
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	2/6/25	50.0%	—	17,718	17,718	100%	253,079	321,000	5.5	5.7
Redevelopment projects
Canada	3/27/25	100%	78,487	6,430	84,917	100%	250,790	115,000	6.0	6.0
Weighted average/total	2/28/25		78,487	309,494	387,981		789,215	$912,000	6.6%	6.0%
(1)Represents the average delivery date for deliveries that occurred during the three months ended March 31, 2025, weighted by annual rental revenue.
(2)Occupancy relates to total operating RSF placed in service as of the most recent delivery.

New Class A/A+ development and redevelopment properties: 2025 and 2026 stabilization

99 Coolidge Avenue	500 North Beacon Street and 4 Kingsbury Avenue(1)	401 Park Drive	1450 Owens Street
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Fenway	San Francisco Bay Area/ Mission Bay
204,395 RSF	36,444 RSF	137,675 RSF	109,435 RSF(2)
76% Leased/Negotiating	92% Leased/Negotiating	Marketing	Marketing

10935, 10945, and 10955 Alexandria Way(3)	4135 Campus Point Court	10075 Barnes Canyon Road	8800 Technology Forest Place
San Diego/Torrey Pines	San Diego/ University Town Center	San Diego/Sorrento Mesa	Texas/Greater Houston
241,504 RSF	426,927 RSF	235,361 RSF	73,298 RSF
100% Leased	100% Leased	68% Leased/Negotiating	41% Leased/Negotiating

(1)Image represents 500 North Beacon Street on The Arsenal on the Charles Megacampus.
(2)Image represents a multi-tenant project expanding the Alexandria Center® for Science and Technology – Mission Bay Megacampus, where we have a 25% interest. During the three months ended December 31, 2024, we executed a letter of intent with a biomedical institution for the sale of a condominium interest aggregating 103,361 RSF, or approximately 49% of the development project. We expect to complete the transaction in the second half of 2025. Accordingly, we adjusted the development project RSF and its related book value to reflect 109,435 RSF.
(3)Image represents 10955 Alexandria Way on the One Alexandria Square Megacampus.

New Class A/A+ development and redevelopment properties: 2027 and beyond stabilization

311 Arsenal Street	421 Park Drive	40, 50, and 60 Sylvan Road(1)
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Fenway	Greater Boston/Route 128
308,446 RSF	392,011 RSF	596,064 RSF

651 Gateway Boulevard	269 East Grand Avenue	701 Dexter Avenue North
San Francisco Bay Area/ South San Francisco	San Francisco Bay Area/ South San Francisco	Seattle/Lake Union
259,689 RSF	107,250 RSF	227,577 RSF

(1)Image represents 60 Sylvan Road on the Alexandria Center® for Life Science – Waltham Megacampus. The project is expected to capture demand in our Route 128 submarket.

New Class A/A+ development and redevelopment properties: current projects
The following tables set forth a summary of our new Class A/A+ development and redevelopment properties under construction as of March 31, 2025 (dollars in thousands):

Property/Market/Submarket		Square Footage				Percentage			Occupancy(1)
	Dev/Redev	In Service		CIP	Total	Leased	Leased/ Negotiating		Initial	Stabilized
Under construction
2025 and 2026 stabilization
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	Dev	116,414		204,395	320,809	40%	76%		4Q23	2026
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/ Cambridge/Inner Suburbs	Dev	211,574		36,444	248,018	92	92		1Q24	2025
401 Park Drive/Greater Boston/Fenway	Redev	—		137,675	137,675	—	—		2026	2026
1450 Owens Street/San Francisco Bay Area/Mission Bay(2)	Dev	—		109,435	109,435	—	—		2026	2026
10935, 10945, and 10955 Alexandria Way/San Diego/Torrey Pines	Dev	93,492		241,504	334,996	100	100		4Q24	2026
4135 Campus Point Court/San Diego/University Town Center	Dev	—		426,927	426,927	100	100		2026	2026
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	Dev	17,718		235,361	253,079	68	68		1Q25	2026
8800 Technology Forest Place/Texas/Greater Houston	Redev	50,094		73,298	123,392	41	41		2Q23	2026
Canada	Redev	117,909		132,881	250,790	78	80		3Q23	2025
		607,201		1,597,920	2,205,121	70	75

2027 and beyond stabilization
One Hampshire Street/Greater Boston/Cambridge	Redev	—		104,956	104,956	—	—		2027	2028
311 Arsenal Street/Greater Boston/Cambridge/Inner Suburbs	Redev	82,216	(3)	308,446	390,662	12	12		2027	2027
421 Park Drive/Greater Boston/Fenway	Dev	—		392,011	392,011	13	13		2026	2027
40, 50, and 60 Sylvan Road/Greater Boston/Route 128	Redev	—		596,064	596,064	31	31		2026	2027
Other/Greater Boston	Redev	—		453,869	453,869	—	—	(4)	2027	2027
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco(5)	Redev	67,017		259,689	326,706	21	21		1Q24	2027
269 East Grand Avenue/San Francisco Bay Area/South San Francisco	Redev	—		107,250	107,250	—	—		2026	2027
701 Dexter Avenue North/Seattle/Lake Union	Dev	—		227,577	227,577	—	23		2026	2027
		149,233		2,449,862	2,599,095	14	16
		756,434		4,047,782	4,804,216	39%	43%
(1)Initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy. Multi-tenant projects may increase in occupancy over a period of time.
(2)Represents a multi-tenant project expanding the Alexandria Center® for Science and Technology – Mission Bay Megacampus, where we have a 25% interest. During the three months ended December 31, 2024, we executed a letter of intent with a biomedical institution for the sale of a condominium interest aggregating 103,361 RSF, or approximately 49% of the development project. We expect to complete the transaction in the second half of 2025. Accordingly, we adjusted the development project RSF and its related book value to reflect 109,435 RSF.
(3)We expect to redevelop an additional 25,312 RSF of space occupied as of March 31, 2025 into laboratory space upon expiration of the existing leases during the second quarter of 2025. Refer to “Investments in real estate” under
“Definitions and reconciliations” in Item 2 for additional information.
(4)Represents a project focused on demand from our existing tenants in our adjacent properties/campuses that will address demand from other non-Alexandria properties/campuses.
(5)We continue to build out this project on a floor-by-floor basis.  As of March 31, 2025, the remaining cost to complete is $138 million, or 28% of the total cost at completion.

New Class A/A+ development and redevelopment properties: current projects (continued)

	Our Ownership Interest	At 100%						Unlevered Yields
Property/Market/Submarket		In Service	CIP	Cost to Complete		Total at Completion		Initial Stabilized	Initial Stabilized (Cash Basis)

Under construction
2025 and 2026 stabilization(1)
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	75.7%	$136,658	$203,904	$103,438		$444,000		6.0%	6.8%
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/ Cambridge/Inner Suburbs	100%	378,211	41,649	7,140		427,000		6.2%	5.5%
401 Park Drive/Greater Boston/Fenway	100%	—	167,606	TBD
1450 Owens Street/San Francisco Bay Area/Mission Bay	25.0%	—	123,380
10935, 10945, and 10955 Alexandria Way/San Diego/Torrey Pines	100%	105,766	367,114	30,120		503,000		6.2%	5.8%
4135 Campus Point Court/San Diego/University Town Center	55.0%	—	369,624	154,376		524,000		6.6%	6.2%
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	50.0%	16,126	179,471	125,403		321,000		5.5%	5.7%
8800 Technology Forest Place/Texas/Greater Houston	100%	60,225	46,300	5,475		112,000		6.3%	6.0%
Canada	100%	55,503	50,245	9,252		115,000		6.0%	6.0%
		752,489	1,549,293

2027 and beyond stabilization(1)
One Hampshire Street/Greater Boston/Cambridge	100%	—	167,381	TBD
311 Arsenal Street/Greater Boston/Cambridge/Inner Suburbs	100%	60,742	246,329
421 Park Drive/Greater Boston/Fenway	100%	—	502,007
40, 50, and 60 Sylvan Road/Greater Boston/Route 128	100%	—	466,334
Other/Greater Boston	100%	—	155,305
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	50.0%	87,515	261,199	138,286		487,000		5.0%	5.1%
269 East Grand Avenue/San Francisco Bay Area/South San Francisco	100%	—	77,223	TBD
701 Dexter Avenue North/Seattle/Lake Union	100%	—	263,230
		148,257	2,139,008
		$900,746	$3,688,301	$2,390,000	(2)	$6,980,000	(2)

Our share of investment(2)(3)		$810,000	$3,160,000	$2,130,000		$6,100,000
Refer to “Initial stabilized yield (unlevered)” under “Definitions and reconciliations” in Item 2 for additional information.
(1)We expect to provide total estimated costs and related yields for each project with estimated stabilization in 2026 and beyond over the next several quarters.
(2)Represents dollar amount rounded to the nearest $10 million and includes preliminary estimated amounts for projects listed as TBD. Total cost to complete for our development and redevelopment projects under construction have not been adjusted for the potential impact related to higher materials costs associated with potential tariffs. We are still evaluating the potential impact on costs and returns that can be significantly impacted by tariffs, the amount of foreign materials required, and/or the higher cost on domestic materials. Refer to “Executive summary” in Item 2 for additional details.
(3)Represents our share of investment based on our ownership percentage upon completion of development or redevelopment projects.

New Class A/A+ development and redevelopment properties: summary of pipeline
71% of Our Total Development and Redevelopment Pipeline RSF Is Within Our Megacampus™ Ecosystems
The following table summarizes the key information for all our development and redevelopment projects in North America as of March 31, 2025 (dollars in thousands):

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment		Total(1)
			Under Construction	Future

Greater Boston
Megacampus: Alexandria Center® at One Kendall Square/Cambridge	100%	$167,381	104,956	—	104,956
One Hampshire Street
Megacampus: The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	299,765	344,890	59,469	404,359
311 Arsenal Street, 500 North Beacon Street, and 4 Kingsbury Avenue
Megacampus: 480 Arsenal Way and 446, 458, 500, and 550 Arsenal Street, and 99 Coolidge Avenue/ Cambridge/Inner Suburbs	(2)	294,250	204,395	902,000	1,106,395
446, 458, 500, and 550 Arsenal Street, and 99 Coolidge Avenue
Megacampus: Alexandria Center® for Life Science – Fenway/Fenway	100%	669,613	529,686	—	529,686
401 and 421 Park Drive
Megacampus: Alexandria Center® for Life Science – Waltham/Route 128	100%	529,233	596,064	515,000	1,111,064
40, 50, and 60 Sylvan Road, and 35 Gatehouse Drive
Megacampus: Alexandria Center® at Kendall Square/Cambridge	100%	206,847	—	174,500	174,500
100 Edwin H. Land Boulevard
Megacampus: Alexandria Technology Square®/Cambridge	100%	8,064	—	100,000	100,000
Megacampus: 285, 299, 307, and 345 Dorchester Avenue/Seaport Innovation District	60.0%	290,685	—	1,040,000	1,040,000
10 Necco Street/Seaport Innovation District	100%	105,260	—	175,000	175,000
215 Presidential Way/Route 128	100%	6,816	—	112,000	112,000
Other development and redevelopment projects	100%	368,337	453,869	1,348,541	1,802,410
		$2,946,251	2,233,860	4,426,510	6,660,370
Refer to “Megacampus” under “Definitions and reconciliations” in Item 2 for additional information.
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
(2)We have a 75.7% interest in 99 Coolidge Avenue aggregating 204,395 RSF and a 100% interest in 446, 458, 500, and 550 Arsenal Street aggregating 902,000 RSF.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment			Total(1)
				Under Construction		Future

San Francisco Bay Area
Megacampus: Alexandria Center® for Science and Technology – Mission Bay/Mission Bay	25.0%	$123,380	(2)	109,435	(2)	—	109,435
1450 Owens Street
Megacampus: Alexandria Technology Center® – Gateway/South San Francisco	50.0%	287,764		259,689		291,000	550,689
651 Gateway Boulevard
Megacampus: Alexandria Center® for Advanced Technologies – South San Francisco/South San Francisco	100%	83,878		107,250		90,000	197,250
211(3) and 269 East Grand Avenue
Megacampus: Alexandria Center® for Advanced Technologies – Tanforan/South San Francisco	100%	413,864		—		1,930,000	1,930,000
1122, 1150, and 1178 El Camino Real
Alexandria Center® for Life Science – Millbrae/South San Francisco	48.3%	156,100		—		348,401	348,401
201 and 231 Adrian Road and 30 Rollins Road
Megacampus: Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%	464,630		—		1,497,830	1,497,830
960 Industrial Road, 987 and 1075 Commercial Street, and 888 Bransten Road
3825 and 3875 Fabian Way/Greater Stanford	100%	159,029		—		478,000	478,000
2100, 2200, 2300, and 2400 Geng Road/Greater Stanford	100%	37,999		—		240,000	240,000
Megacampus: 88 Bluxome Street/SoMa	100%	402,468		—		1,070,925	1,070,925
		$2,129,112		476,374		5,946,156	6,422,530
Refer to “Megacampus” under “Definitions and reconciliations” in Item 2 for additional information.
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
(2)During the three months ended December 31, 2024, we executed a letter of intent with a biomedical institution for the sale of a condominium interest aggregating 103,361 RSF, or approximately 49% of the development project, with the transaction expected to close in the second half of 2025. Accordingly, we adjusted the development project RSF and its related book value to reflect 109,435 RSF.
(3)We own a partial interest in this property through a real estate joint venture. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional details.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment		Total(1)
			Under Construction	Future

San Diego
Megacampus: One Alexandria Square/Torrey Pines	100%	$428,104	241,504	125,280	366,784
10935 and 10945 Alexandria Way and 10975 and 10995 Torreyana Road
Megacampus: Campus Point by Alexandria/University Town Center	55.0%	547,241	426,927	967,457	1,394,384
10010(2), 10140(2), 10210, and 10260 Campus Point Drive and 4135, 4161, 4165, and 4224 Campus Point Court
Megacampus: SD Tech by Alexandria/Sorrento Mesa	50.0%	347,577	235,361	493,845	729,206
9805 Scranton Road and 10075 Barnes Canyon Road
11255 and 11355 North Torrey Pines Road/Torrey Pines	100%	156,640	—	215,000	215,000
Megacampus: 5200 Illumina Way/University Town Center	51.0%	17,469	—	451,832	451,832
9625 Towne Centre Drive/University Town Center	30.0%	837	—	100,000	100,000
Megacampus: Sequence District by Alexandria/Sorrento Mesa	100%	46,865	—	1,798,915	1,798,915
6260, 6290, 6310, 6340, 6350, and 6450 Sequence Drive
Scripps Science Park by Alexandria/Sorrento Mesa	100%	42,465	—	154,308	154,308
10256 and 10260 Meanley Drive
4075 Sorrento Valley Boulevard/Sorrento Valley	100%	19,508	—	144,000	144,000
Other development and redevelopment projects	(3)	77,878	—	475,000	475,000
		$1,684,584	903,792	4,925,637	5,829,429
Refer to “Megacampus” under “Definitions and reconciliations” in Item 2 for additional information.
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
(2)We have a 100% interest in this property.
(3)Includes a property in which we own a partial interest through a real estate joint venture.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment		Total(1)
			Under Construction	Future

Seattle
Megacampus: Alexandria Center® for Advanced Technologies – South Lake Union/Lake Union	(2)	$548,306	227,577	1,057,400	1,284,977
601 and 701 Dexter Avenue North and 800 Mercer Street
1010 4th Avenue South/SoDo	100%	60,921	—	544,825	544,825
410 West Harrison Street/Elliott Bay	100%	—	—	91,000	91,000
Megacampus: Alexandria Center® for Advanced Technologies – Canyon Park/Bothell	100%	18,521	—	230,000	230,000
21660 20th Avenue Southeast
Other development and redevelopment projects	100%	146,711	—	706,087	706,087
		774,459	227,577	2,629,312	2,856,889
Maryland
Megacampus: Alexandria Center® for Life Science – Shady Grove/Rockville	100%	23,041	—	296,000	296,000
9830 Darnestown Road
		23,041	—	296,000	296,000
Research Triangle
Megacampus: Alexandria Center® for Life Science – Durham/Research Triangle	100%	160,292	—	2,060,000	2,060,000
Megacampus: Alexandria Center® for Advanced Technologies and Agtech – Research Triangle/ Research Triangle	100%	108,266	—	1,170,000	1,170,000
4 and 12 Davis Drive
Megacampus: Alexandria Center® for NextGen Medicines/Research Triangle	100%	110,826	—	1,055,000	1,055,000
3029 East Cornwallis Road
Megacampus: Alexandria Center® for Sustainable Technologies/Research Triangle	100%	54,534	—	750,000	750,000
120 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive
100 Capitola Drive/Research Triangle	100%	—	—	65,965	65,965
Other development and redevelopment projects	100%	4,185	—	76,262	76,262
		$438,103	—	5,177,227	5,177,227
Refer to “Megacampus” under “Definitions and reconciliations” in Item 2 for additional information.
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
(2)We have a 100% interest in 601 and 701 Dexter Avenue North aggregating 415,977 RSF and a 60% interest in the future development project at 800 Mercer Street aggregating 869,000 RSF.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment			Total(1)
				Under Construction	Future

New York City
Megacampus: Alexandria Center® for Life Science – New York City/New York City	100%	$171,060		—	550,000	(2)	550,000
		171,060		—	550,000		550,000
Texas
Alexandria Center® for Advanced Technologies at The Woodlands/Greater Houston	100%	49,198		73,298	116,405		189,703
8800 Technology Forest Place
1001 Trinity Street and 1020 Red River Street/Austin	100%	10,694		—	250,010		250,010
Other development and redevelopment projects	100%	57,669		—	344,000		344,000
		117,561		73,298	710,415		783,713

Canada	100%	50,245		132,881	371,743		504,624
Other development and redevelopment projects	100%	122,555		—	724,349		724,349
Total pipeline as of March 31, 2025, excluding properties held for sale		8,456,971		4,047,782	25,757,349		29,805,131
Properties held for sale		139,797		—	1,853,856		1,853,856
Total pipeline as of March 31, 2025		$8,596,768	(3)	4,047,782	27,611,205		31,658,987
Refer to “Megacampus” under “Definitions and reconciliations” in Item 2 for additional information.
(1)Total square footage includes 2,780,364 RSF of buildings currently in operation that we expect to demolish or redevelop and commence future construction subject to market conditions and leasing. Refer to “Investments in real estate”
under “Definitions and reconciliations” in Item 2 for additional information, including development and redevelopment square feet currently included in rental properties.
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
(3)Includes $3.7 billion of projects that are currently under construction.

Results of operations
We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our annual report on Form 10-K for the year ended December 31, 2024 and our subsequent quarterly reports on Form 10-Q. We believe that such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe that this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of real estate are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments, impairments of real estate and non-real estate investments, and acceleration of stock compensation expense due to the resignations of executive officers are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Impairments of non-real estate investments and changes in the provision for expected credit losses on financial instruments are not related to the operating performance of our real estate as they represent the write-down of non-
real estate investments when their fair values decrease below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail in Item 2. Key items included in net income attributable to Alexandria’s common stockholders for the three months ended March 31, 2025 and 2024 and the related per share amounts were as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2025	2024	2025	2024
	Amount		Per Share – Diluted
Unrealized (losses) gains on non-real estate investments	$(68.1)	$29.2	$(0.40)	$0.17
Gain on sales of real estate	13.2	0.4	0.08	—
Impairment of non-real estate investments	(11.2)	(14.7)	(0.07)	(0.09)
Impairment of real estate	(32.2)	—	(0.19)	—
Increase in provision for expected credit losses on financial instruments	(0.3)	—	—	—
Total	$(98.6)	$14.9	$(0.58)	$0.08

Refer to Note 3 – “Investments in real estate,”  Note 5 – “Leases,” and Note 7 – “Investments” to our unaudited consolidated financial statements in Item 1 for additional information.

Same properties
We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as “Same Properties.” For additional information on the determination of our Same Properties portfolio, refer to
“Same property comparisons” under “Definitions and reconciliations” in Item 2. The following table presents information regarding our
Same Properties for the three months ended March 31, 2025:

	Three Months Ended March 31, 2025
Percentage change in net operating income over comparable period from prior year	(3.1)%	(1)
Percentage change in net operating income (cash basis) over comparable period from prior year	5.1%	(1)(2)
Operating margin	68%
Number of Same Properties	333
RSF	34,099,158
Occupancy – current-period average	93.3%
Occupancy – same-period prior-year average	94.3%
(1)Includes certain leases expiring during the three months ended March 31, 2025 aggregating 768,080 RSF at six properties across four submarkets. Excluding the impact of the properties with these leases, same property net operating income changes for the three months ended March 31, 2025 would have been 0.1% and
9.0% (cash basis). Refer to “Summary of occupancy percentages in North America” in Item 2 for additional details.
(2)Includes the impact of expiring initial free rent concessions that burned off after January 1, 2024 in connection with the development and redevelopment projects that were placed into service in 2023 and, accordingly are part of our same property pool in the first quarter of 2025, including 15 Necco Street in our Seaport Innovation
District submarket and 751 Gateway Boulevard in our South San Francisco submarket. Excluding the impact of these expiring initial free rent concessions, same property net operating income change (cash basis) for the three months ended March 31, 2025 would have been 0.4%.
The following table reconciles the number of Same Properties to total properties for the three months ended March 31, 2025:

Development – under construction	Properties
99 Coolidge Avenue	1
500 North Beacon Street and 4 Kingsbury Avenue	2
1450 Owens Street	1
10935, 10945, and 10955 Alexandria Way	3
10075 Barnes Canyon Road	1
421 Park Drive	1
4135 Campus Point Court	1
701 Dexter Avenue North	1
11
Development – placed into service after January 1, 2024	Properties
9810 Darnestown Road	1
9820 Darnestown Road	1
1150 Eastlake Avenue East	1
4155 Campus Point Court	1
201 Brookline Avenue	1
9808 Medical Center Drive	1
230 Harriet Tubman Way	1
7
Redevelopment – under construction	Properties
40, 50, and 60 Sylvan Road	3
269 East Grand Avenue	1
651 Gateway Boulevard	1
401 Park Drive	1
8800 Technology Forest Place	1
311 Arsenal Street	1
One Hampshire Street	1
Canada	4
Other	2
15

Redevelopment – placed into service after January 1, 2024	Properties
840 Winter Street	1
Alexandria Center® for Advanced Technologies – Monte Villa Parkway	6
7
Acquisitions after January 1, 2024	Properties
Other	3
3
Unconsolidated real estate JVs	4
Properties held for sale	6
Total properties excluded from Same Properties	53
Same Properties	333
Total properties in North America as of March 31, 2025	386

Comparison of results for the three months ended March 31, 2025 to the three months ended March 31, 2024
The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same
Properties for the three months ended March 31, 2025, compared to the three months ended March 31, 2024 (dollars in thousands).
Refer to “Definitions and reconciliations” in Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Income from rentals:
Same Properties	$469,387	$476,074	$(6,687)	(1.4)%
Non-Same Properties	82,725	105,326	(22,601)	(21.5)
Rental revenues	552,112	581,400	(29,288)	(5.0)

Same Properties	170,823	155,405	15,418	9.9
Non-Same Properties	20,240	18,746	1,494	8.0
Tenant recoveries	191,063	174,151	16,912	9.7

Income from rentals	743,175	755,551	(12,376)	(1.6)

Same Properties	346	340	6	1.8
Non-Same Properties	14,637	13,217	1,420	10.7
Other income	14,983	13,557	1,426	10.5

Same Properties	640,556	631,819	8,737	1.4
Non-Same Properties	117,602	137,289	(19,687)	(14.3)
Total revenues	758,158	769,108	(10,950)	(1.4)

Same Properties	203,497	180,739	22,758	12.6
Non-Same Properties	22,898	37,575	(14,677)	(39.1)
Rental operations	226,395	218,314	8,081	3.7

Same Properties	437,059	451,080	(14,021)	(3.1)
Non-Same Properties	94,704	99,714	(5,010)	(5.0)
Net operating income	$531,763	$550,794	$(19,031)	(3.5)%	(1)

Net operating income – Same Properties	$437,059	$451,080	$(14,021)	(3.1)%
Straight-line rent revenue	(6,396)	(39,287)	32,891	(83.7)
Amortization of acquired below-market leases	(10,002)	(11,525)	1,523	(13.2)
Net operating income – Same Properties (cash basis)	$420,661	$400,268	$20,393	5.1%
(1)Decrease in total net operating income includes the impact of operating properties disposed of after January 1, 2024. Excluding these dispositions, the increase in net operating income for the three months ended March 31, 2025 would have been 2.2%.

Income from rentals
Total income from rentals for the three months ended March 31, 2025 decreased by $12.4 million, or 1.6%, to $743.2 million, compared to $755.6 million for the three months ended March 31, 2024, due to a decrease in rental revenues, as discussed below.
Rental revenues
Total rental revenues for the three months ended March 31, 2025 decreased by $29.3 million, or 5.0%, to $552.1 million, compared to $581.4 million for the three months ended March 31, 2024. The decrease was primarily related to our Non-Same
Properties resulting from the dispositions of real estate assets since January 1, 2024.
Same Properties’ rental revenues for the three months ended March 31, 2025 decreased by $6.7 million, or 1.4%, to
$469.4 million, compared to $476.1 million for the three months ended March 31, 2024, primarily due to a decrease in rental revenues from certain lease expirations aggregating 768,080 RSF during the three months ended March 31, 2025, comprising the following: (i)
182,054 RSF at the Alexandria Technology Square® Megacampus in our Cambridge submarket, (ii) 234,249 RSF at 409 Illinois Street in our Mission Bay submarket, (iii) one property aggregating 104,531 RSF in our Research Triangle market, and (iv) two properties aggregating 247,246 RSF in our Austin submarket. The decrease was partially offset by the increase in Same Properties’ rental revenues due to rental rate increases of 18.5% and 7.5% (cash basis) on lease renewals and re-leasing for the three months ended
March 31, 2025.
Tenant recoveries
Tenant recoveries for the three months ended March 31, 2025 increased by $16.9 million, or 9.7%, to $191.1 million, compared to $174.2 million for the three months ended March 31, 2024, primarily in connection with Same Properties.
Same Properties’ tenant recoveries for the three months ended March 31, 2025 increased by $15.4 million, or 9.9%, to
$170.8 million, compared to $155.4 million for the three months ended March 31, 2024, primarily due to higher operating expenses during the three months ended March 31, 2025, as discussed under “Rental operations” below. As of March 31, 2025, 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.
Rental operations
Total rental operating expenses for the three months ended March 31, 2025 increased by $8.1 million, or 3.7%, to
$226.4 million, compared to $218.3 million for the three months ended March 31, 2024. The increase was primarily due to higher rental operating expenses related to our Same Properties, as discussed below, partially offset by the decrease in Non-Same Properties’ rental operating expenses of $14.7 million primarily as a result of dispositions of real estate assets since January 1, 2024.
Same Properties’ rental operating expenses increased by $22.8 million, or 12.6%, to $203.5 million during the three months ended March 31, 2025, compared to $180.7 million for the three months ended March 31, 2024, primarily as the result of increases in
(i) utility expenses aggregating $5.6 million due to higher utility consumption related to certain tenants’ increased operations in our
Greater Boston and San Diego markets, (ii) property taxes aggregating $3.9 million due to higher assessed property values in our
Greater Boston and San Francisco Bay Area markets, and (iii) repairs and maintenance expenses aggregating $3.7 million due to a more severe winter in 2025 compared to that in 2024 in our Greater Boston market.
Depreciation and amortization
Depreciation and amortization expense for the three months ended March 31, 2025 increased by $54.5 million, or 19.0%, to
$342.1 million, compared to $287.6 million for the three months ended March 31, 2024. The increase primarily reflects the change in useful lives related to certain projects expected to be redeveloped from office to laboratory use prior to the end of their previous useful lives. In addition, the increase relates to 1.9 million RSF of development and redevelopment projects placed into service subsequent to
January 1, 2024 and three operating properties aggregating 401,560 RSF acquired subsequent to January 1, 2024, partially offset by the decrease in depreciation and amortization related to properties that were sold or classified as held for sale subsequent to January 1,
2024.
Impairment of real estate
During the three months ended March 31, 2025, we recognized an impairment charge aggregating $32.2 million, related to a ground lease entered into in 2021 for a future development site in our San Francisco Bay Area market. As of December 31, 2024, we had a right-of-use asset aggregating $32.4 million related to our investment into this ground lease. During the three months ended
March 31, 2025, based on our current financial outlook for this project, we made the determination to no longer proceed with this project. Consequently, we recognized an impairment charge aggregating $32.2 million to write off our remaining right-of-use asset balance. We do not expect to make additional future payments in connection with this project.

General and administrative expenses
General and administrative expenses for the three months ended March 31, 2025 decreased by $16.4 million, or 34.8%, to
$30.7 million, compared to $47.1 million for the three months ended March 31, 2024, primarily due to cost-control and efficiency initiatives implemented in prior reporting periods, including reduction in headcount, restructuring of compensation plans, systems upgrades, and process improvements. As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended March 31, 2025 and 2024 were 6.9% and 9.5%, respectively.
Interest expense
Interest expense for the three months ended March 31, 2025 and 2024 consisted of the following (dollars in thousands):

	Three Months Ended March 31,
Component	2025	2024	Change
Gross interest	$130,941	$122,680	$8,261
Capitalized interest	(80,065)	(81,840)	1,775
Interest expense	$50,876	$40,840	$10,036

Average debt balance outstanding(1)	$12,815,953	$12,056,184	$759,769
Weighted-average annual interest rate(2)	4.1%	4.1%	—%
(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.
The net change in interest expense during the three months ended March 31, 2025, compared to the three months ended
March 31, 2024, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$550 million of unsecured senior notes payable due 2035	5.66%	February 2025	$4,047
$600 million of unsecured senior notes payable due 2054	5.71%	February 2024	4,127
$400 million of unsecured senior notes payable due 2036	5.38%	February 2024	2,574
Increases in construction borrowings and interest rates under secured notes payable	7.20%		125
Lower average outstanding balances and/or rate decreases on borrowings under commercial paper program and unsecured senior line of credit			(3,219)
Other increase in interest			607
Change in gross interest			8,261
Decrease in capitalized interest			1,775
Total change in interest expense			$10,036
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
Investment (loss) income
During the three months ended March 31, 2025, we recognized investment loss aggregating $50.0 million, which consisted of
$29.3 million of realized gains, $68.1 million of unrealized losses, and $11.2 million of impairment charges.
During the three months ended March 31, 2024, we recognized investment income aggregating $43.3 million, which consisted of $28.8 million of realized gains, $29.2 million of unrealized gains, and $14.7 million of impairment charges.
For more information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements. For our impairments accounting policy, refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1.
Other comprehensive income (loss)
Total other comprehensive income for the three months ended March 31, 2025 aggregated $50 thousand, compared to total other comprehensive loss of $7.9 million for the three months ended March 31, 2024. The difference is primarily due to the unrealized foreign currency translation gains related to our operations in Canada.

Summary of capital expenditures
Our construction spending for the three months ended March 31, 2025 and projected spending for the year ending December
31, 2025 consist of the following (in thousands):

	Three Months Ended March 31, 2025	Projected Guidance Midpoint for Year Ending December 31, 2025
Construction of Class A/A+ properties:
Active construction projects
Under construction(1)	$307,490	$1,220,000
Future pipeline pre-construction
Primarily Megacampus expansion pre-construction work (entitlement, design, and site work)	92,955	500,000
Revenue- and non-revenue-enhancing capital expenditures	58,464	415,000	(2)
Construction spending (before contributions from noncontrolling interests or tenants)	458,909	2,135,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(63,247)	(230,000)	(3)
Tenant-funded and -built landlord improvements	(39,950)	(155,000)
Total construction spending	$355,712	$1,750,000
2025 guidance range for construction spending		$1,450,000 – $2,050,000

(1)Includes projects under construction aggregating 4.0 million RSF. Refer to “Investments in real estate” in Item 2 for additional details.
(2)Represents revenue-enhancing and non-revenue-enhancing capital expenditures before contributions from noncontrolling interests and tenant-funded and tenant-built landlord improvements for the year ending December 31, 2025. Our share of the 2025 revenue-enhancing and non-revenue-enhancing capital expenditures is projected to be $370 million at the midpoint of our guidance for 2025 construction spending.
(3)Represents contractual capital commitments from existing consolidated real estate joint venture partners to fund construction.
Projected capital contributions from partners in consolidated real estate joint ventures to fund construction
The following table summarizes projected capital contributions from partners in our existing consolidated joint ventures to fund construction through 2027 and beyond (in thousands):

Projected timing	Amount(1)
April 1, 2025 through December 31, 2026	$247,964
2027 and beyond	166,896
Total	$414,860

(1)Amounts represent reductions to our consolidated construction spending.
Average real estate basis used for capitalization of interest
Our construction spending includes capitalized interest. The table below provides key categories of interest capitalized during the three months ended March 31, 2025 (in thousands):

	Three Months Ended March 31, 2025
	Average Real Estate Basis Capitalized		Percentage of Total Average Real Estate Basis Capitalized
Construction of Class A/A+ properties:
Active construction projects
Under construction	$2,951,331		37%
Future pipeline pre-construction
Primarily Megacampus expansion pre-construction work (entitlement, design, and site work)	4,149,799	(1)	51
Smaller redevelopments and repositioning capital projects	925,436		12
	$8,026,566		100%

(1)Average real estate basis capitalized during the three months ended March 31, 2025, which related to our future pipeline pre-construction activities, includes 29% from four key active and future Megacampus development projects.

Projected results
We present updated guidance for EPS attributable to Alexandria’s common stockholders – diluted, funds from operations per share attributable to Alexandria’s common stockholders – diluted, and funds from operations per share attributable to Alexandria’s common stockholders – diluted, as adjusted, based on our current view of existing market conditions and other assumptions for the year ending December 31, 2025, as set forth in the tables below. The tables below also provide a reconciliation of EPS attributable to
Alexandria’s common stockholders – diluted, the most directly comparable financial measure presented in accordance with GAAP, to funds from operations per share and funds from operations per share, as adjusted, non-GAAP measures, and other key assumptions included in our updated guidance for the year ending December 31, 2025. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. Refer to our discussion of “Forward-looking statements” included in the beginning of this Item 2.
The midpoint of our guidance range for 2025 funds from operations per share – diluted, as adjusted, was reduced by seven cents, or 75 bps. Key changes to our guidance assumptions include the following:
•Slower than anticipated re-leasing of expiring spaces and lease-up of vacancy in our operating portfolio and our development and redevelopment pipeline, resulting in the following changes to the midpoints of our guidance ranges:
•70 bps reduction in occupancy percentage in North America as of December 31, 2025,
•70 bps and 20 bps reduction in 2025 same property net operating income performance and same property net operating income performance (cash basis), respectively, and
•$15 million reduction in 2025 straight-line rent revenue.
•A $20 million reduction to the midpoint of our guidance range for 2025 capitalization of interest with a corresponding
$20 million increase to the midpoint of our guidance range for 2025 interest expense, primarily due to various current and future pipeline projects that are anticipated to cease construction activities in the latter part of the year.
•A $17 million reduction to the midpoint of our guidance range for 2025 general and administrative expenses from additional cost control initiatives, including personnel-related costs and streamlining of business processes.

Projected 2025 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted	As of 4/28/25	As of 1/27/25	Key Changes to Midpoint
Earnings per share(1)	$1.36 to $1.56	$2.57 to $2.77
Depreciation and amortization of real estate assets	7.05	6.70
Gain on sales of real estate	(0.08)	—	(2)
Impairment of real estate – rental properties	0.21	—	(3)
Allocation of unvested restricted stock awards	(0.03)	(0.04)
Funds from operations per share(4)	$8.51 to $8.71	$9.23 to $9.43
Unrealized losses on non-real estate investments	0.40	—
Impairment of non-real estate investments	0.07	—	(4)
Impairment of real estate	0.19	—
Allocation to unvested restricted stock awards	(0.01)	—
Funds from operations per share, as adjusted(4)	$9.16 to $9.36	$9.23 to $9.43
Midpoint	$9.26	$9.33	Reduction of 7- cents, or 75 bps

(1)Excludes unrealized gains or losses on non-real estate investments after March 31, 2025 that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.
(2)Refer to “Dispositions and sales of partial interests” in Item 2 for additional information.
(3)Refer to Note 16 – “Subsequent events” to our unaudited consolidated financial statements in Item 1 for additional information.
(4)Refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations” in Item 2 for additional information.

Key Assumptions(1) (Dollars in millions)	As of 4/28/25		As of 1/27/25		Key Changes to Midpoint
	Low	High	Low	High

Occupancy percentage in North America as of December 31, 2025	90.9%	92.5%	91.6%	93.2%	70 bps reduction
Lease renewals and re-leasing of space:
Rental rate changes	9.0%	17.0%	9.0%	17.0%	No change
Rental rate changes (cash basis)	0.5%	8.5%	0.5%	8.5%
Same property performance:
Net operating income	(3.7)%	(1.7)%	(3.0)%	(1.0)%	70 bps reduction
Net operating income (cash basis)	(1.2)%	0.8%	(1.0)%	1.0%	20 bps reduction
Straight-line rent revenue	$96	$116	$111	$131	$15 million reduction
General and administrative expenses	$112	$127	$129	$144	$17 million reduction
Capitalization of interest	$320	$350	$340	$370	$20 million reduction
Interest expense	$185	$215	$165	$195	$20 million increase
Realized gains on non-real estate investments(2)	$100	$130	$100	$130	No change

(1)Our assumptions presented in the table above are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under
Part I; “Item 1A. Risk factors”; and “Item 7. Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2024, as well as in “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q. To the extent our full-
year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.
(2)Represents realized gains and losses included in funds from operations per share – diluted, as adjusted, and excludes significant impairments realized on non-real estate investments, if any. Refer to Note 7 – “Investments” to our unaudited consolidated financial statements in Item 1 for additional details.

Key Credit Metric Targets(1)	As of 4/28/25	As of 1/27/25	Key Changes

Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2025 annualized	Less than or equal to 5.2x	Less than or equal to 5.2x	No change
Fixed-charge coverage ratio – fourth quarter of 2025 annualized	4.0x to 4.5x	4.0x to 4.5x

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling Interest Share		Operating RSF at 100%
50 and 60 Binney Street/Greater Boston/Cambridge/Inner Suburbs	66.0%		532,395
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%		388,270
100 and 225 Binney Street and 300 Third Street/Greater Boston/Cambridge/Inner Suburbs	70.0%		870,641
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	24.3%		116,414	(1)
15 Necco Street/Greater Boston/Seaport Innovation District	43.3%		345,996
285, 299, 307, and 345 Dorchester Avenue/Greater Boston/Seaport Innovation District	40.0%		—	(1)
Alexandria Center® for Science and Technology – Mission Bay/San Francisco Bay Area/ Mission Bay(2)	75.0%		1,001,281
601, 611, 651(1), 681, 685, and 701 Gateway Boulevard/San Francisco Bay Area/ South San Francisco	50.0%		851,991
751 Gateway Boulevard/San Francisco Bay Area/South San Francisco	49.0%		230,592
211(1) and 213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%		300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%		155,685
Alexandria Center® for Life Science – Millbrae/San Francisco Bay Area/South San Francisco	51.7%		285,346
3215 Merryfield Row/San Diego/Torrey Pines	70.0%		170,523
Campus Point by Alexandria/San Diego/University Town Center(3)	45.0%		1,227,133
5200 Illumina Way/San Diego/University Town Center	49.0%		792,687
9625 Towne Centre Drive/San Diego/University Town Center	70.0%		163,648
SD Tech by Alexandria/San Diego/Sorrento Mesa(4)	50.0%		816,519
Pacific Technology Park/San Diego/Sorrento Mesa	50.0%		544,352
Summers Ridge Science Park/San Diego/Sorrento Mesa(5)	70.0%		316,531
1201 and 1208 Eastlake Avenue East/Seattle/Lake Union	70.0%		206,134
199 East Blaine Street/Seattle/Lake Union	70.0%		115,084
400 Dexter Avenue North/Seattle/Lake Union	70.0%		290,754
800 Mercer Street/Seattle/Lake Union	40.0%		—	(1)

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(6)		Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%		586,208
1450 Research Boulevard/Maryland/Rockville	73.2%	(7)	42,012
101 West Dickman Street/Maryland/Beltsville	58.4%	(7)	135,949

Refer to “Joint venture financial information” under “Definitions and reconciliations” in Item 2 for additional details.
(1)Represents a property currently under construction or in our development and redevelopment pipeline. Refer to “New Class A/A+ development and redevelopment properties” in Item 2 for additional details.
(2)Includes 409 and 499 Illinois Street, 1450, 1500, and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(3)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4135, 4155, 4161, 4165, 4224, and 4242 Campus Point Court.
(4)Includes 9605, 9645, 9675, 9725, 9735, 9805, 9808, 9855, and 9868 Scranton Road and 10055, 10065, and 10075 Barnes Canyon Road.
(5)Includes 9965, 9975, 9985, and 9995 Summers Ridge Road.
(6)In addition to the real estate joint ventures listed, we hold an interest in one insignificant unconsolidated real estate joint venture in North America.
(7)Represents a joint venture with a local real estate operator in which our joint venture partner manages the day-to-day activities that significantly affect the economic performance of the joint venture.

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of March 31,
2025 (dollars in thousands):

	Maturity Date	Stated Rate		Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture					Aggregate Commitment	Debt Balance(2)
101 West Dickman Street	11/10/26	SOFR+1.95%	(3)	6.35%	$26,750	$19,139	58.4%
1450 Research Boulevard	12/10/26	SOFR+1.95%	(3)	6.41%	13,000	8,998	73.2%
1655 and 1725 Third Street(4)	2/10/35	6.37%		6.44%	500,000	496,658	10.0%
					$539,750	$524,795
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of March 31, 2025.
(3)This loan is subject to a fixed SOFR floor of 0.75%.
(4)During the three months ended March 31, 2025, the unconsolidated real estate joint venture refinanced $500 million of its $600 million existing fixed-rate debt with a new secured note payable maturing in 2035. The remaining debt balance of approximately $100 million was repaid through contributions from the unconsolidated joint venture partners, including our share of $10.8 million. As of March 31, 2025, our investment in this unconsolidated real estate joint venture was $21.2 million.
The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures as of and for the three months ended March 31, 2025 (in thousands):

	Three Months Ended March 31, 2025
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Total revenues	$116,637	$2,575
Rental operations	(34,769)	(1,048)
	81,868	1,527
General and administrative	(633)	(19)
Interest	(424)	(961)
Depreciation and amortization of real estate assets	(33,411)	(1,054)
Fixed returns allocated to redeemable noncontrolling interests(1)	201	—
	$47,601	$(507)
Straight-line rent and below-market lease revenue	$3,652	$158
Funds from operations(1)	$81,012	$547
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

	As of March 31, 2025
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$4,254,013	$109,352
Cash, cash equivalents, and restricted cash	131,409	3,635
Other assets	424,919	10,291
Secured notes payable	(36,562)	(67,431)
Other liabilities	(238,868)	(5,761)
Redeemable noncontrolling interests	(9,612)	—
	$4,525,299	$50,086
During the three months ended March 31, 2025 and 2024, our consolidated real estate joint ventures distributed an aggregate of $66.0 million and $59.8 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and
Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional information.

Investments
We hold investments in publicly traded companies and privately held entities primarily involved in the life science industry. The tables below summarize components of our investment income (loss) and non-real estate investments (in thousands). Refer to Note 7 –
“Investments” to our unaudited consolidated financial statements in Item 1 for additional information.

	Three Months Ended March 31, 2025		Year Ended December 31, 2024
Realized gains	$18,153	(1)	$59,124	(2)
Unrealized losses	(68,145)	(3)	(112,246)	(4)
Investment loss	$(49,992)		$(53,122)

	March 31, 2025					December 31, 2024
Investments	Cost		Unrealized Gains	Unrealized Losses	Carrying Amount	Carrying Amount
Publicly traded companies	$182,797		$24,425	$(122,472)	$84,750	$105,667
Entities that report NAV	511,907		105,405	(42,327)	574,985	609,866
Entities that do not report NAV:
Entities with observable price changes	106,465		75,087	(8,255)	173,297	174,737
Entities without observable price changes	422,052		—	—	422,052	400,487
Investments accounted for under the equity method	N/A		N/A	N/A	224,604	186,228
March 31, 2025	$1,223,221	(5)	$204,917	$(173,054)	$1,479,688	$1,476,985

December 31, 2024	$1,207,146		$228,100	$(144,489)	$1,476,985

Public/Private Mix (Cost)	Tenant/Non-Tenant Mix (Cost)

87%
Private
13%
Public
24%
Tenant
76%
Non-Tenant
(1)Consists of realized gains of $29.3 million, offset by impairment charges of $11.2 million during the three months ended March 31, 2025.
(2)Consists of realized gains of $117.2 million, offset by impairment charges of $58.1 million during the year ended December 31, 2024.
(3)Consists of unrealized losses of $40.0 million primarily resulting from the decrease in fair values of our investments in publicly traded entities and investments in privately held entities that report NAV and $28.1 million resulting from accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our realization of investments during the three months ended March 31, 2025.
(4)Primarily relates to the accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our realization of investments during the year ended December 31, 2024.
(5)Represents 2.8% of gross assets as of March 31, 2025. Refer to “Gross assets” under “Definitions and reconciliations” in Item 2 for additional details.

Liquidity

Liquidity		Minimal Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit

$5.3B		(in millions)

$5,000
$5,000
$5,000
No outstanding balance
$300
<$200
SIGNIFICANT AVAILABILITY
MINIMAL OUTSTANDING
12/31/24
3/31/25
12/31/25 Target
Remaining amounts available for borrowing under our unsecured senior line of credit
Outstanding balance under our unsecured senior line of credit and/or commercial paper program

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$4,700
Cash, cash equivalents, and restricted cash	484
Availability under our secured construction loan	45
Investments in publicly traded companies	85
Liquidity as of March 31, 2025	$5,314

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
Over the next several years, our balance sheet, capital structure, and liquidity objectives are as follows:
•Retain net cash flows from operating activities after payment of dividends and distributions to noncontrolling interests for investment in development and redevelopment projects and/or acquisitions;
•Maintain significant balance sheet liquidity;
•Maintain credit profile and relative long-term cost of capital;
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

The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; cash, cash equivalents, and restricted cash; availability under our secured construction loan; and
investments in publicly traded companies as of March 31, 2025 (in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance(1)	Remaining Commitments/ Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	SOFR+0.855%	$5,000,000	$299,883	$4,700,000
Cash, cash equivalents, and restricted cash				483,754
Secured construction loan	SOFR+2.70%	$195,300	$150,219	44,882
Investments in publicly traded companies				84,750
Liquidity as of March 31, 2025				$5,313,386
(1)Represents outstanding principal, net of unamortized deferred financing costs, as of March 31, 2025.
Cash, cash equivalents, and restricted cash
As of March 31, 2025 and December 31, 2024, we had $483.8 million and $559.8 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash provided by operating activities, proceeds from real estate asset sales, sales of partial interests, strategic real estate joint ventures, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured senior notes payable, borrowings under our secured construction loans, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities and any common stock repurchases.
Cash flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net cash provided by operating activities	$207,949	$341,157	$(133,208)
Net cash used in investing activities	$(654,779)	$(894,854)	$240,075
Net cash provided by financing activities	$370,775	$624,429	$(253,654)
Operating activities
Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the three months ended March 31, 2025 decreased by $133.2 million to $207.9 million, compared to
$341.2 million for the three months ended March 31, 2024. The decrease was primarily due to the ground lease prepayment of
$135.0 million made in January 2025 for a 24-year lease term extension to our existing ground lease agreement at the Alexandria
Technology Square® Megacampus in our Cambridge submarket.

Investing activities
Cash used in investing activities for the three months ended March 31, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended March 31,		Change
	2025	2024
Sources of cash from investing activities:
Proceeds from sales of real estate	$68,182	$16,670	$51,512
Sales of and distributions from non-real estate investments	12,691	40,550	(27,859)
	80,873	57,220	23,653
Uses of cash for investing activities:
Purchases of real estate	—	194,002	(194,002)
Additions to real estate	645,841	693,268	(47,427)
Change in escrow deposits	9,506	1,008	8,498
Investments in unconsolidated real estate joint ventures	10,994	3,224	7,770
Additions to non-real estate investments	69,311	60,572	8,739
	735,652	952,074	(216,422)

Net cash used in investing activities	$654,779	$894,854	$(240,075)
The decrease in net cash used in investing activities for the three months ended March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to a decreased use of cash for purchases of real estate. Refer to Note 3 –
“Investments in real estate” to our unaudited consolidated financial statements in Item 1 for additional information.
Financing activities
Cash flows provided by financing activities for the three months ended March 31, 2025 and 2024 consisted of the following
(in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Borrowings under secured notes payable	$824	$10,216	$(9,392)
Proceeds from issuance of unsecured senior notes payable	548,532	998,806	(450,274)
Proceeds from issuances under commercial paper program	2,700,000	3,170,000	(470,000)
Repayments of borrowings under commercial paper program	(2,400,000)	(3,270,000)	870,000
Payments of loan fees	(5,406)	(10,118)	4,712
Changes related to debt	843,950	898,904	(54,954)

Contributions from and sales of noncontrolling interests	54,409	82,853	(28,444)
Distributions to and purchases of noncontrolling interests	(83,852)	(111,540)	27,688
Repurchase of common stock	(208,187)	—	(208,187)
Dividends on common stock	(229,987)	(221,824)	(8,163)
Taxes paid related to net settlement of equity awards	(5,558)	(23,964)	18,406
Net cash provided by financing activities	$370,775	$624,429	$(253,654)

Capital resources
We expect that our principal liquidity needs for the year ending December 31, 2025 will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	2025 Guidance			Certain Completed Items	As of 1/27/25 Midpoint	Key Changes to Midpoint
	Range		Midpoint
Sources of capital:
Net reduction in debt	$(290)	$(290)	$(290)	See below	$(190)	See below
Net cash provided by operating activities after dividends(1)	425	525	475		475
Dispositions and sales of partial interests	1,450	2,450	1,950	(2)	1,700	$250 million increase(3)
Total sources of capital	$1,585	$2,685	$2,135		$1,985

Uses of capital:
Construction	$1,450	$2,050	$1,750		$1,750
Acquisitions and other opportunistic uses of capital	—	500	250	$208 (4)	100	$150 million increase(3)
Ground lease prepayment	135	135	135	$135	135
Total uses of capital	$1,585	$2,685	$2,135		$1,985

Net reduction in debt (included above):
Issuance of unsecured senior notes payable	$550	$550	$550	$550	$600
Repayment of unsecured notes payable(5)	(600)	(600)	(600)		(600)
Unsecured senior line of credit, commercial paper program, and other	(240)	(240)	(240)		(190)
Net reduction in debt	$(290)	$(290)	$(290)		$(190)	$100 million reduction

(1)Excludes the final installment payment of $135.0 million made in January 2025 for our ground lease at the Alexandria Technology Square® Megacampus. This amount has been separately presented as “Ground lease prepayment” under “Uses of capital” in the table above.
(2)As of the date of this report, completed dispositions aggregated $176.4 million and our share of pending transactions subject to non-refundable deposits, signed letters of intent, or purchase and sale agreement negotiations aggregated $432.5 million. As part of a completed transaction, we provided seller financing of $91.0 million. Refer to “Dispositions and sales of partial interests” in Item 2 for additional information on our real estate dispositions.
(3)The increase to the midpoint of our guidance range for 2025 dispositions and sales of partial interests is primarily due to an increase in the midpoint of our guidance range for 2025 acquisitions and other opportunistic uses of capital by $150 million.
(4)Under our common stock repurchase program authorized in December 2024, we may repurchase up to $500.0 million of our common stock through December 31,
2025. During the three months ended March 31, 2025, we repurchased 2.2 million shares of common stock for an aggregate value of $208.1 million at an average price per share of $96.71. As of the date of this report, the approximate value of shares authorized and remaining under this program was $241.8 million. Subject to market conditions, we may consider repurchasing additional shares of our common stock.
(5)Upon maturity on April 30, 2025, we expect to repay $600.0 million of our 3.45% unsecured senior notes payable.
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
Management’s discussion and analysis of financial condition and results of operations” of our annual report on Form 10-K for the year ended December 31, 2024; as well as in “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-
Q. We expect to update our forecast for key sources and uses of capital on a quarterly basis.

Sources of capital
Net cash provided by operating activities after dividends
We expect to retain $425 million to $525 million of net cash flows from operating activities after payment of common stock dividends, and distributions to noncontrolling interests for the year ending December 31, 2025, excluding the payment of our final installment of $135.0 million made in January 2025 for the ground lease at the Alexandria Technology Square® Megacampus. For purposes of this calculation, changes in operating assets and liabilities representing timing differences are excluded. For the year ending December 31, 2025, we expect our recently delivered projects, our development and redevelopment projects expected to be delivered, contributions from Same Properties, and recently acquired income-producing properties to contribute to income from rentals, net operating income, and cash flows. We anticipate contractual near-term growth in annual net operating income (cash basis) of
$61 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to “Cash flows” in Item 2 for a discussion of cash flows provided by operating activities for the three months ended March 31, 2025.
Debt
We expect to fund a portion of our capital needs for 2025 from issuances under our commercial paper program, issuances of unsecured senior notes payable, borrowings under our unsecured senior line of credit, and/or borrowings under our secured construction loan.
As of March 31, 2025, our unsecured senior line of credit, which matures in 2030, including extension options under our control, had aggregate commitments of $5.0 billion and bore an interest rate of SOFR plus 0.855%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.145% based on the aggregate commitments outstanding.
Based upon our ability to achieve certain annual sustainability targets, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.
Based on certain sustainability metrics achieved in accordance with the terms of our unsecured senior line of credit agreement, the borrowing rate was reduced for a one-year period by two basis points to SOFR plus 0.855%, from SOFR plus 0.875%, and the facility fee was reduced by 0.5 basis point to 0.145% from 0.15%. As of March 31, 2025, we had no outstanding balance on our unsecured line of credit.
Our commercial paper program provides us with the ability to issue up to $2.5 billion of commercial paper notes with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance under our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit. The commercial paper notes sold during the three months ended March 31, 2025 were issued at a weighted-average yield to maturity of 4.60%. As of March 31, 2025, we had $299.9 million of commercial paper notes outstanding.
In February 2025, we issued $550.0 million of unsecured senior notes payable, due 2035, with an interest rate of 5.50%.
The following table presents our average debt outstanding and weighted-average interest rates during the three months ended
March 31, 2025 (dollars in thousands):

	Three Months Ended March 31, 2025
	Average Debt Outstanding	Weighted-Average Interest Rate
Long-term fixed-rate debt	$12,434,676	3.83%
Short-term variable-rate unsecured senior line of credit and commercial paper program debt	375,884	4.59
Blended average interest rate	12,810,560	3.85
Loan fee amortization and annual facility fee related to unsecured senior line of credit	N/A	0.14
Total/weighted average	$12,810,560	3.99%

Real estate dispositions and sales of partial interests
We expect to continue to focus on the disciplined execution of select sales of real estate. Future sales will provide an important source of capital to fund our development and redevelopment projects and opportunistic share repurchases and also provide significant capital for growth. We may also consider additional sales of partial interests in core Class A/A+ properties, development projects, and/or land. For the year ending December 31, 2025, we expect real estate dispositions and sales of partial interests in real estate assets to range from $1.45 billion to $2.45 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.
Refer to Note 3 – “Investments in real estate,” Note 4 – “Consolidated and unconsolidated real estate joint ventures,” and
Note 13 – “Stockholders’ equity” to our unaudited consolidated financial statements in Item 1 and to “Dispositions and sales of partial interests” in Item 2 for additional information on our real estate dispositions.
As a REIT, we are generally subject to a 100% tax on the net income from real estate asset sales that the IRS characterizes as
“prohibited transactions.” We do not expect our sales will be categorized as prohibited transactions. However, unless we meet certain
“safe harbor” requirements, whether a real estate asset sale is a “prohibited transaction” will be based on the facts and circumstances of the sale. Our real estate asset sales may not always meet such “safe harbor” requirements. Refer to “Item 1A. Risk factors” of our annual report on Form 10-K for the year ended December 31, 2024 for additional information about the “prohibited transaction” tax.
Common equity transactions
As of March 31, 2025, the remaining aggregate amount available under our ATM program for future sales of common stock was $1.47 billion.
Other sources
As a well-known seasoned issuer, we may, from time to time, issue securities at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.
Additionally, we, together with joint venture partners, hold interests in real estate joint ventures that we consolidate in our financial statements. These existing joint ventures provide significant equity capital to fund a portion of our future construction spend, and our joint venture partners may also contribute equity into these entities for financing-related activities. From April 1, 2025 through
December 31, 2027 and beyond, we expect to receive capital contributions aggregating $414.9 million from existing consolidated real estate joint venture partners to fund construction. During the year ending December 31, 2025, contributions from noncontrolling interests from existing joint venture partners are expected to aggregate $230.0 million.

Uses of capital
Summary of capital expenditures
One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties.
We currently have projects in our development and redevelopment pipeline aggregating 4.0 million RSF of Class A/A+ properties undergoing construction. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to “New Class A/A+ development and redevelopment properties: current projects” and “Summary of capital expenditures” in Item 2 for additional information on our capital expenditures.
We capitalize interest cost as a cost of the project only during the period in which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest for the three months ended March 31, 2025 and 2024 of $80.1 million and $81.8 million, respectively, was classified in investments in real estate in our consolidated balance sheets. The decrease in capitalized interest was related to a lower weighted-
average capitalized cost basis of $8.0 billion for the three months ended March 31, 2025, as compared to $8.2 billion for the three months ended March 31, 2024, partially offset by an increase in weighted-average interest rate used to capitalize interest to 3.99% for the three months ended March 31, 2025 from 3.92% for the three months ended March 31, 2024.
Property taxes, insurance on real estate, and indirect project costs, such as construction, administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect costs related to development, redevelopment, pre-construction, and construction projects, aggregating $24.8 million and $26.3 million, and property taxes, insurance on real estate, and indirect project costs aggregating $36.2 million and $32.7 million during the three months ended March 31, 2025 and
2024, respectively.
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
Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $14.1 million for the three months ended March 31, 2025.
We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the three months ended March 31, 2025, we capitalized total initial direct leasing costs of $27.4 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.
Real estate acquisitions and common stock repurchase program
Under our common stock repurchase program authorized in December 2024, we may repurchase up to $500.0 million of our common stock in the open market, in privately negotiated transactions, or otherwise through December 31, 2025.
•During the three months ended March 31, 2025, we repurchased 2.2 million shares of common stock for an aggregate value of
$208.1 million at an average price per share of $96.71.
•As of the date of this report, the approximate value of shares authorized and remaining under this program was $241.8 million.
For the year ending December 31, 2025, we expect real estate acquisitions and common stock repurchases to range from
$0 to $500 million. We completed no acquisitions during the three months ended March 31, 2025.

Dividends
During the three months ended March 31, 2025 and 2024, we paid common stock dividends of $230.0 million and
$221.8 million, respectively. The increase of $8.2 million in dividends paid on our common stock during the three months ended
March 31, 2025, compared to the three months ended March 31, 2024, was primarily due to an increase in the related dividends to
$1.32 per common share paid during the three months ended March 31, 2025 from $1.27 per common share paid during the three months ended March 31, 2024.
Secured notes payable
Secured notes payable as of March 31, 2025 consisted of three notes secured by two properties. Our secured notes payable typically require monthly payments of principal and interest and had a weighted-average interest rate of approximately 7.20%. As of
March 31, 2025, the total book value of our investments in real estate securing debt was approximately $374.1 million. As of March 31,
2025, our secured notes payable, including unamortized discounts and deferred financing costs, comprised approximately
$588 thousand and $150.2 million of fixed-rate debt and unhedged variable-rate debt, respectively.
During the three months ended March 31, 2025, our unconsolidated real estate joint venture in which we hold a 10%
ownership interest, located at 1655 and 1725 Third Street in our Mission Bay submarket, refinanced $500 million of an existing fixed-
rate debt with a new secured note payable, which bears a weighted-average interest rate of 6.37% and matures in 2035. The remaining debt balance of approximately $100 million of the previous $600 million debt was repaid through contributions from the unconsolidated joint venture partners, including our share of $10.8 million.
Unsecured senior notes payable and unsecured senior line of credit
The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of March 31, 2025 were as follows:

Covenant Ratios(1)	Requirement	March 31, 2025
Total Debt to Total Assets	Less than or equal to 60%	31%
Secured Debt to Total Assets	Less than or equal to 40%	0.4%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	10.2x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	311%
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
and (ii) incur certain secured or unsecured indebtedness.
The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of March 31, 2025 were as follows:

Covenant Ratios(1)	Requirement	March 31, 2025
Leverage Ratio	Less than or equal to 60.0%	31.7%
Secured Debt Ratio	Less than or equal to 45.0%	0.3%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.83x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	9.76x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.
Estimated interest payments
Estimated interest payments on our fixed-rate debt are calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of March 31, 2025, 96.6% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements in
Item 1.

Ground lease obligations
Ground lease obligations as of March 31, 2025 included leases for 32 of our properties and accounted for approximately 8% of our total number of properties. Among these 32 properties, 17 properties are subject to ground leases with a weighted-average remaining lease term of 41 years, including extension options that we are reasonably certain to exercise. These leases are with a single lessor in our Greater Stanford submarket with whom we have extended three ground leases over the past 10 years.
Our remaining 15 properties subject to ground leases are located across multiple submarkets and have remaining lease terms ranging from approximately 46 to 82 years. The weighted-average remaining lease term of these ground leases is 73 years, including extension options that we are reasonably certain to exercise.
In many cases, we seek to extend our ground leases well ahead of their scheduled contractual expirations. If we are successful in extending ground leases, we could see significant up-front or increased recurring future payments to the ground lessor and/or increased ground lease expense, which may require us to increase our capital funding needs.
Operating lease agreements
As of March 31, 2025, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $785.4 million and $23.6 million, respectively. As of March 31, 2025, our operating lease liability, calculated as the present value of the remaining payments aggregating $809.0 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $371.4 million, which was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheet. As of March 31, 2025, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 54 years, including extension options that we are reasonably certain to exercise, and the weighted-average discount rate was 4.7%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $728.9 million.
We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to “Lease accounting” in Note 2 –
“Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1 for additional information.
In July 2024, we entered into an amendment to our existing ground lease agreement at the Alexandria Technology Square®
Megacampus aggregating 1.2 million RSF in our Cambridge submarket, which extended the lease term by 24 years from January 1,
2065 to December 31, 2088. The amendment required that we prepay our entire rent obligation for the extended lease term aggregating $270.0 million in two equal installments in December 2024 and in January 2025. On January 14, 2025, we made the second and final installment payment of $135.0 million.
Commitments
As of March 31, 2025, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.0 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain projects, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $5.3 million.
We are committed to funding approximately $386.5 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV and expire at various dates over the next 12 years, with a weighted-average expiration of 8.1 years as of March 31, 2025.
Our former joint venture partner in our Greater Boston market has an option, subject to certain conditions, to obtain a
$50 million secured loan from us, which, if the option is exercised, will bear interest at SOFR plus 6.50%, with a floor of 9.0% and a term not to exceed five years. As of March 31, 2025, the option has not been exercised.
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

Foreign currency translation gains and losses
The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate
Equities, Inc.’s stockholders during the three months ended March 31, 2025 primarily due to the changes in the foreign exchange rates for our real estate investments in Canada (in thousands). We reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

Total
Balance as of December 31, 2024	$(46,252)

Other comprehensive income before reclassifications	50
Net other comprehensive income	50

Balance as of March 31, 2025	$(46,202)
Inflation
As of March 31, 2025, approximately 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 98% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3% that were either fixed or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of our variable-rate borrowings, including borrowings under our unsecured senior line of credit and commercial paper program, issuances of unsecured senior notes payable, and borrowings under our secured construction loans, and secured loans held by our unconsolidated real estate joint ventures.

Issuer and guarantor subsidiary summarized financial information
Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor
Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents, on a combined basis, balance sheet information as of March 31, 2025 and December 31, 2024, and results of operations and comprehensive income for the three months ended March 31, 2025 and year ended December 31, 2024 for the Issuer and the Guarantor Subsidiary. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the
Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the
Guarantor Subsidiary generally based on legal entity ownership.
The following tables present combined summarized financial information as of March 31, 2025 and December 31, 2024 and for
the three months ended March 31, 2025 and year ended December 31, 2024 for the Issuer and Guarantor Subsidiary. Amounts
provided do not represent our total consolidated amounts (in thousands):

	March 31, 2025	December 31, 2024
Assets:
Cash, cash equivalents, and restricted cash	$99,711	$103,993
Other assets	158,773	153,913
Total assets	$258,484	$257,906

Liabilities:
Unsecured senior notes payable	$12,640,144	$12,094,465
Unsecured senior line of credit and commercial paper	299,883	—
Other liabilities	519,595	542,322
Total liabilities	$13,459,622	$12,636,787

	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Total revenues	$9,530	$59,023
Total expenses	(81,459)	(349,437)
Net loss	(71,929)	(290,414)
Net income attributable to unvested restricted stock awards	(2,660)	(13,394)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(74,589)	$(303,808)

As of March 31, 2025, 371 of our 386 properties were held indirectly by the REIT’s wholly owned consolidated subsidiary,
Alexandria Real Estate Equities, L.P.
Critical accounting estimates
Refer to our annual report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting estimates related to recognition of real estate acquired, impairment of long-lived assets, impairment of non-real estate investments, and monitoring of tenant credit quality.

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
We compute funds from operations, as adjusted, as funds from operations calculated in accordance with the Nareit White
Paper, excluding significant gains, losses, and impairments realized on non-real estate investments, unrealized gains or losses on non-
real estate investments, impairments of real estate primarily consisting of right-of-use-assets and pre-acquisition costs related to projects that we decided to no longer pursue, gains or losses on early extinguishment of debt, changes in the provision for expected credit losses on financial instruments, significant termination fees, acceleration of stock compensation expense due to the resignations of executive officers, deal costs, the income tax effect related to such items, and the amount of such items that is allocable to our unvested restricted stock awards. We compute the amount that is allocable to our unvested restricted stock awards using the two-class method. Under the two-class method, we allocate net income (after amounts attributable to noncontrolling interests) to common stockholders and to unvested restricted stock awards by applying the respective weighted-average shares outstanding during each quarter-to-date and year-to-date period. This may result in a difference of the summation of the quarter-to-date and year-to-date amounts. Neither funds from operations nor funds from operations, as adjusted, should be considered as alternatives to net income
(determined in accordance with GAAP) as indications of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as measures of liquidity, nor are they indicative of the availability of funds for our cash needs, including our ability to make distributions.
The following table reconciles net income (loss) to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three months ended
March 31, 2025 (in thousands):

	Three Months Ended March 31, 2025
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Net income (loss)	$47,601	$(507)
Depreciation and amortization of real estate assets	33,411	1,054
Funds from operations	$81,012	$547

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
stockholders – diluted, as adjusted, and the related per share amounts for the three months ended March 31, 2025 and 2024 (in thousands, except per share amounts). Per share amounts may not add due to rounding.

	Three Months Ended March 31,
	2025		2024
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$(11,599)		$166,886
Depreciation and amortization of real estate assets	339,381		284,950
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(33,411)		(30,904)
Our share of depreciation and amortization from unconsolidated real estate JVs	1,054		1,034
Gain on sales of real estate	(13,165)		(392)
Allocation to unvested restricted stock awards	(686)		(3,469)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(1)	281,574		418,105
Unrealized losses (gains) on non-real estate investments	68,145		(29,158)
Impairment of non-real estate investments	11,180	(2)	14,698
Impairment of real estate	32,154	(3)	—
Increase in provision for expected credit losses on financial instruments	285		—
Allocation to unvested restricted stock awards	(1,329)		247
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$392,009		$403,892
(1)Calculated in accordance with standards established by the Nareit Board of Governors.
(2)Primarily related to four non-real estate investments in privately held entities that do not report NAV.
(3)Refer to Note 5 – “Leases” to our unaudited consolidated financial statements for additional information.

	Three Months Ended March 31,
(Per share)	2025	2024
Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$(0.07)	$0.97
Depreciation and amortization of real estate assets	1.80	1.48
Gain on sales of real estate	(0.08)	—
Allocation to unvested restricted stock awards	—	(0.02)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	1.65	2.43
Unrealized losses (gains) on non-real estate investments	0.40	(0.17)
Impairment of non-real estate investments	0.07	0.09
Impairment of real estate	0.19	—
Allocation to unvested restricted stock awards	(0.01)	—
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$2.30	$2.35

Weighted-average shares of common stock outstanding – diluted(1)
Earnings per share – diluted	170,522	171,949
Funds from operations – diluted, per share	170,599	171,949
Funds from operations – diluted, as adjusted, per share	170,599	171,949
(1)Refer to “Weighted-average shares of common stock outstanding – diluted” in this section for additional information.

Adjusted EBITDA and Adjusted EBITDA margin
We use Adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-
making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization (“EBITDA”), excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, impairments of real estate, changes in the provision for expected credit losses on financial instruments, and significant termination fees. Adjusted EBITDA also excludes unrealized gains or losses and significant realized gains or losses and impairments that result from our non-real estate investments. These non-real estate investment amounts are classified in our consolidated statements of operations outside of total revenues.
We believe Adjusted EBITDA provides investors with relevant and useful information as it allows investors to evaluate the operating performance of our business activities without having to account for differences recognized because of investing and financing decisions related to our real estate and non-real estate investments, our capital structure, capital market transactions, and variances resulting from the volatility of market conditions outside of our control. For example, we exclude gains or losses on the early extinguishment of debt to allow investors to measure our performance independent of our indebtedness and capital structure. We believe that adjusting for the effects of impairments and gains or losses on sales of real estate, significant impairments and realized gains or losses on non-real estate investments, changes in the provision for expected credit losses on financial instruments, and significant termination fees allows investors to evaluate performance from period to period on a consistent basis without having to account for differences recognized because of investing and financing decisions related to our real estate and non-real estate investments or other corporate activities that may not be representative of the operating performance of our properties.
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
We are not able to forecast the net income of future periods without unreasonable effort and therefore do not provide a reconciliation for Adjusted EBITDA on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as quarterly components such as gain on sales of real estate, unrealized gains or losses on non-real estate investments, impairment of real estate, impairment of non-real estate investments, and changes in the provision for expected credit losses on financial instruments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would be potentially misleading for our investors.

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and calculates the Adjusted EBITDA margin for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$38,662	$219,176
Interest expense	50,876	40,840
Income taxes	1,145	1,764
Depreciation and amortization	342,062	287,554
Stock compensation expense	10,064	17,125
Gain on sales of real estate	(13,165)	(392)
Unrealized losses (gains) on non-real estate investments	68,145	(29,158)
Impairment of real estate	32,154	—
Impairment of non-real estate investments	11,180	14,698
Increase in provision for expected credit losses on financial instruments	285	—
Adjusted EBITDA	$541,408	$551,607

Total revenues	$758,158	$769,108

Adjusted EBITDA margin	71%	72%
Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP, including the amortization of deferred revenue related to tenant-funded and tenant-built landlord improvements, for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of March 31, 2025, approximately 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.
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
Credit Rating
Represents the credit ratings assigned by S&P Global Ratings or Moody’s Ratings as of March 31, 2025. A credit rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time.
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
The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and computes fixed-charge coverage ratio for the three months ended March 31, 2025 and
2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Adjusted EBITDA	$541,408	$551,607

Interest expense	$50,876	$40,840
Capitalized interest	80,065	81,840
Amortization of loan fees	(4,691)	(4,142)
Amortization of debt discounts	(349)	(318)
Cash interest and fixed charges	$125,901	$118,220

Fixed-charge coverage ratio:
– quarter annualized	4.3x	4.7x
– trailing 12 months	4.4x	4.7x
We are not able to forecast the net income of future periods without unreasonable effort and therefore do not provide a reconciliation for fixed-charge coverage ratio on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as quarterly components such as gain on sales of real estate, unrealized gains or losses on non-real estate investments, impairment of real estate, impairment of non-real estate investments, and changes in the provision for expected credit losses on financial instruments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would be potentially misleading for our investors.
Gross assets
Gross assets are calculated as total assets plus accumulated depreciation as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Total assets	$37,600,428	$37,527,449
Accumulated depreciation	5,886,561	5,625,179
Gross assets	$43,486,989	$43,152,628

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
Investment-grade or publicly traded large cap tenants
Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended March 31, 2025, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Ratings and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decrease below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.
Investments in real estate
The following table presents our new Class A/A+ development and redevelopment pipeline, excluding properties held for sale, as a percentage of gross assets and as a percentage of annual rental revenue as of March 31, 2025 (dollars in thousands):

		Percentage of
	Book Value	Gross Assets	Annual Rental Revenue
Under construction projects	$3,688,301	8%	—%
Income-producing/potential cash flows/covered land play(1)	3,154,318	7	1
Land	1,614,352	4	—
	$8,456,971	19%	1%

(1)Includes projects with existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses.

The square footage presented in the table below is classified as operating as of March 31, 2025. These lease expirations or vacant space at recently acquired properties represent future opportunities for which we have the intent, subject to market conditions and leasing, to commence first-time conversion from non-laboratory space to laboratory space, or to commence future ground-up development:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2025	2026	Thereafter(1)	Total
Future projects:
311 Arsenal Street/Cambridge/Inner Suburbs	Redev	25,312	—	—	25,312
446, 458, 500, and 550 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	375,898	375,898
Other/Greater Boston	Redev	—	—	167,549	167,549
1122 and 1150 El Camino Real/South San Francisco	Dev	—	—	375,232	375,232
3875 Fabian Way/Greater Stanford	Dev	—	—	228,000	228,000
2100, 2200, and 2400 Geng Road/Greater Stanford	Dev	—	—	78,501	78,501
960 Industrial Road/Greater Stanford	Dev	—	—	112,590	112,590
Campus Point by Alexandria/University Town Center	Dev	—	—	164,144	164,144
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	686,290	686,290
410 West Harrison Street/Elliott Bay	Dev	—	—	17,205	17,205
Other/Seattle	Dev	—	—	68,401	68,401
100 Capitola Drive/Research Triangle	Dev	—	—	34,527	34,527
1001 Trinity Street and 1020 Red River Street/Austin	Dev/Redev	198,972	—	—	198,972
Canada	Redev	—	—	247,743	247,743
		224,284	—	2,556,080	2,780,364
(1)Includes vacant square footage as of March 31, 2025.
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

Megacampus™
A Megacampus ecosystem is a cluster campus that consist of approximately 1 million RSF or greater, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. The following table reconciles our annual rental revenue and development and redevelopment pipeline RSF as of March 31, 2025 (dollars in thousands):

	Annual Rental Revenue	Development and Redevelopment Pipeline RSF
Megacampus	$1,567,014	20,364,808
Core and non-core	509,796	8,513,815
Total	$2,076,810	28,878,623

Megacampus as a percentage of annual rental revenue and of total development and redevelopment pipeline RSF	75%	71%
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
which would be potentially misleading for our investors.
The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of March 31,
2025 and December 31, 2024 (dollars in thousands):

	March 31, 2025	December 31, 2024
Secured notes payable	$150,807	$149,909
Unsecured senior notes payable	12,640,144	12,094,465
Unsecured senior line of credit and commercial paper	299,883	—
Unamortized deferred financing costs	80,776	77,649
Cash and cash equivalents	(476,430)	(552,146)
Restricted cash	(7,324)	(7,701)
Preferred stock	—	—
Net debt and preferred stock	$12,687,856	$11,762,176

Adjusted EBITDA:
– quarter annualized	$2,165,632	$2,273,480
– trailing 12 months	$2,218,722	$2,228,921

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.9x	5.2x
– trailing 12 months	5.7x	5.3x

Net operating income, net operating income (cash basis), and operating margin
The following table reconciles net income to net operating income and net operating income (cash basis) and computes operating margin for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Net income	$38,662	$219,176

Equity in losses (earnings) of unconsolidated real estate joint ventures	507	(155)
General and administrative expenses	30,675	47,055
Interest expense	50,876	40,840
Depreciation and amortization	342,062	287,554
Impairment of real estate	32,154	—
Gain on sales of real estate	(13,165)	(392)
Investment loss (income)	49,992	(43,284)
Net operating income	531,763	550,794
Straight-line rent revenue	(22,023)	(48,251)
Amortization of deferred revenue related to tenant-funded and -built landlord improvements	(1,651)	—
Amortization of acquired below-market leases	(15,222)	(30,340)
Provision for expected credit losses on financial instruments	285	—
Net operating income (cash basis)	$493,152	$472,203

Net operating income (cash basis) – annualized	$1,972,608	$1,888,812

Net operating income (from above)	$531,763	$550,794
Total revenues	$758,158	$769,108
Operating margin	70%	72%
Net operating income is a non-GAAP financial measure calculated as net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding equity in the earnings of our unconsolidated real estate joint ventures, general and administrative expenses, interest expense, depreciation and amortization, impairments of real estate, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, and investment income or loss. We believe net operating income provides useful information to investors regarding our financial condition and results of operations because it primarily reflects those income and expense items that are incurred at the property level. Therefore, we believe net operating income is a useful measure for investors to evaluate the operating performance of our consolidated real estate assets. Net operating income on a cash basis is net operating income adjusted to exclude the effect of straight-line rent, amortization of acquired above- and below-market lease revenue, amortization of deferred revenue related to tenant-funded and tenant-built landlord improvements, and changes in the provision for expected credit losses on financial instruments required by GAAP. We believe that net operating income on a cash basis is helpful to investors as an additional measure of operating performance because it eliminates straight-line rent revenue and the amortization of acquired above- and below-market leases and tenant-funded and tenant-built landlord improvements.

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
Therefore, we do not consider these activities to be an indication of operating performance of our real estate assets at the property level. Our calculation of net operating income also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt and changes in the provision for expected credit losses on financial instruments, as these charges often relate to corporate strategy. Property operating expenses included in determining net operating income primarily consist of costs that are related to our operating properties, such as utilities, repairs, and maintenance; rental expense related to ground leases;
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
The following table reconciles income from rentals to tenant recoveries for the three months ended March 31, 2025 and 2024
(in thousands):

	Three Months Ended March 31,
	2025	2024
Income from rentals	$743,175	$755,551
Rental revenues	(552,112)	(581,400)
Tenant recoveries	$191,063	$174,151
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
The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Unencumbered net operating income	$530,691	$546,830
Encumbered net operating income	1,072	3,964
Total net operating income	$531,763	$550,794
Unencumbered net operating income as a percentage of total net operating income	99.8%	99.3%
Weighted-average shares of common stock outstanding – diluted
From time to time, we enter into capital market transactions, including forward equity sales agreements (“Forward
Agreements”), to fund acquisitions, to fund construction of our development and redevelopment projects, and for general working capital purposes. While the Forward Agreements are outstanding, we are required to consider the potential dilutive effect of our Forward
Agreements under the treasury stock method. Under this method, we also include the dilutive effect of unvested restricted stock awards
(“RSAs”) with forfeitable dividends in the calculation of diluted shares. Refer to Note 12 – “Earnings per share” and Note 13 –
“Stockholders’ equity” to our unaudited consolidated financial statements in Item 1 for additional information.

The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three months ended March 31, 2025 and 2024 are calculated as follows. Also shown are the weighted-average unvested RSAs with nonforfeitable dividends used in calculating the amounts allocable to these awards pursuant to the two-class method for each of the respective periods presented below (in thousands):

	Three Months Ended March 31,
	2025	2024
Basic shares for earnings per share	170,522	171,949
Unvested RSAs with forfeitable dividends	—	—
Diluted shares for earnings per share	170,522	171,949

Basic shares for funds from operations per share and funds from operations per share, as adjusted	170,522	171,949
Unvested RSAs with forfeitable dividends	77	—
Diluted shares for funds from operations per share and funds from operations per share, as adjusted	170,599	171,949

Weighted-average unvested RSAs with nonforfeitable dividends used in the allocations of net income, funds from operations, and funds from operations, as adjusted	2,053	2,987

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.
In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of March 31,
2025, we did not have any outstanding interest rate hedge agreements.
Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates, assuming a zero percent interest rate floor, on our fixed- and variable-rate debt as of March 31, 2025 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(1,240)
Rate decrease of 1%	$1,240

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(780,013)
Rate decrease of 1%	$893,198
These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of March 31,
2025. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.
Equity price risk
We have exposure to equity price market risk because we hold equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in our consolidated balance sheets at fair value.
Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV per share are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value of public investments, changes in NAV per share reported by privately held entities, and observable price changes of privately held entities that do not report NAV per share are classified as investment income (loss) in our consolidated statements of operations. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of March 31, 2025 (in thousands):

Equity price risk:
Fair value increase of 10%	$147,969
Fair value decrease of 10%	$(147,969)

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
relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of March 31, 2025 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$24
Rate decrease of 10%	$(24)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$35,533
Rate decrease of 10%	$(35,533)
The sensitivity analyses assume a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.
Our exposure to market risk elements for the three months ended March 31, 2025 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of March 31, 2025, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.
Changes in internal control over financial reporting
There has not been any change in our internal control over financial reporting during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In 2006, ARE-East River Science Park, LLC, a subsidiary of Alexandria Real Estate Equities, Inc., was granted an option to incorporate a land parcel adjacent to and north of the Alexandria Center® for Life Science – New York City (“ACLS-NYC”) campus
(“Option Parcel”) into the existing ground lease of that campus. The Option Parcel will allow ARE-East River Science Park, LLC to develop a future world-class life science building within the ACLS-NYC campus. ARE-East River Science Park, LLC’s investment in pre-
construction costs related to the development of the Option Parcel, including costs related to design, engineering, environmental, survey/title, and permitting and legal costs, aggregated $171.1 million as of March 31, 2025.
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
This matter exposes us to potential losses ranging from zero to the full amount of the investment in the project aggregating
$171.1 million as of March 31, 2025, depending on any collection of damages and/or the ability to develop the project. We performed a probability-weighted recoverability analysis based on initial estimates of various possible outcomes and determined no impairment was present as of March 31, 2025.

ITEM 1A. RISK FACTORS
In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in the other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2024. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.
There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2024, except for the following updates:
Changes to regulatory, funding, staffing, trade, and other policies and actions by the current U.S. government could adversely affect our business operations or those of our tenants and our venture investment portfolio companies.
Domestic and international policy shifts may introduce considerable uncertainty to the macroeconomic and regulatory landscape in which we, our tenants, and our venture investment portfolio companies operate. Our tenants and our venture investment portfolio companies include entities in the pharmaceutical, biotechnology, medical device, life science and related industries, academic institutions, government institutions, and private foundations that determine their research and development budgets based on several factors, including the availability of government and other funding, and the operational efficiency of public regulatory institutions.
Since January 2025, the current U.S. administration has enacted and proposed substantial policy changes that affect federal health agencies, research funding, public health priorities, and international trade. These measures — ranging from staffing and budget reductions at the U.S. Food and Drug Administration (“FDA”) and the National Institutes of Health (“NIH”) to
sweeping tariff actions, as described below — may significantly disrupt the life science ecosystem in which we, our tenants, and our venture investment portfolio companies operate.
Reductions in FDA Workforce and Budget
On April 1, 2025, the FDA underwent layoffs of approximately 3,400 employees, representing greater than 15% of its workforce. Such workforce reductions at the FDA have raised concerns regarding the agency’s capacity to perform timely regulatory reviews and approvals of drugs and other medical products. Recent and/or potential further reductions in workforce or other personnel changes at the FDA, including terminations, may disrupt the agency’s review and approval processes for our tenants’ and our venture investment portfolio companies’ products. Such disruptions could lead to setbacks in research and development timelines, negatively impacting life science companies’ ability to advance their pipelines, secure investor funding, or achieve commercial viability, which could severely affect their operations and financial performance and, as a result, adversely impact our operating and financial results.
NIH Grant Cuts and Impact on Research Institutions
The current U.S. administration has implemented significant policy changes affecting the NIH and leading to substantial disruptions in biomedical research across the U.S. These actions included staff layoffs and funding cuts, as described below, and resulted in the suspension of numerous research projects, posing risks to scientific advancement and introducing significant uncertainty for some of our tenants and venture investment portfolio companies.
•NIH budget freeze. On January 27, 2025, the U.S. administration issued an executive order to suspend NIH grant funding, freezing much of NIH’s approximately $47 billion budget for 2025. Though the suspension was eventually blocked and reversed, the NIH subsequently laid off nearly 1,200 employees, with potential plans to eliminate up to
5,000 positions across its approximately 20,000-person workforce.
•Termination of NIH’s grants and funding commitments to major research institutions. On January 20, 2025, President
Trump issued an executive order directing every U.S. agency, including the NIH, to “terminate, to the maximum extent allowed by law” all grants relating to diversity, equity, and inclusion. On January 29, 2025, the President issued an executive order to make it “the policy of the United States to combat anti-Semitism vigorously, using all available and appropriate legal tools, to prosecute, remove, or otherwise hold to account the perpetrators of unlawful anti-Semitic harassment and violence.” As a result of one or both executive orders, the NIH, the world’s largest funder of biomedical research, has withheld funding from certain U.S. research institutions.
•15% cap on indirect cost reimbursements of all NIH grants. On February 7 , 2025, the NIH introduced a policy limiting indirect cost reimbursements to 15% for all NIH grants, representing a significant reduction from historic levels, which were approximately double that rate on average, and in some cases significantly higher. This change threatens to substantially impact the ability of research institutions to support their infrastructure and administrative costs, including their ability to lease life science facilities.

A coalition of 22 state attorneys general, along with organizations like the Association of American Medical Colleges, filed lawsuits challenging the NIH’s policy changes, particularly the 15% cap on indirect costs. On April 7, 2025, a federal court issued a permanent injunction blocking the enforcement of this cap. However, the current U.S. administration has signaled its intent to appeal and/or pursue similar funding restrictions through future legislative or administrative actions. If implemented, any such funding cap could negatively impact our tenants that depend on grant funding for its operations. It could also reduce the financial resources available to such tenants, forcing them to scale back operations, reduce leased space, or delay their plans for lease expansion.
Tariff Escalation, Trade Disruption, and Financial Market Instability
Beginning in March 2025, the U.S. government implemented a series of trade actions that have reshaped global economic relations and triggered market volatility, specifically:
•On February 1, 2025, President Trump signed executive orders imposing a 25% tariff on all goods from Mexico and
Canada and a 10% tariff on China.
•On March 3, 2025, the President increased tariffs on all products from China from 10% to 20%. He also implemented new 25% tariffs on imports from Mexico and Canada.
•On April 2, 2025, the President declared a national emergency to address the U.S. trade deficit and imposed a 10%
universal import tariff on all goods, with higher rates for 57 trading partners. This announcement led to a significant stock market decline, with the S&P 500 Index, Dow Jones Industrial Average, and the Nasdaq Composite dropping by approximately 6.0%, 5.5%, and 5.8%, respectively.
•On April 9, 2025, facing a global market meltdown, the President announced a 90-day pause on tariffs for most countries but raised the tax rate on Chinese imports to 125%. Following the announcement, the S&P 500 Index surged
9.5%. However, on April 10, 2025, U.S. stocks fell as the initial euphoria over the pause on tariffs faded, with investors reassessing ongoing trade tensions and their potential impact.
•On April 14, 2025, the U.S. government launched an investigation into pharmaceuticals to justify tariffs that may be implemented on pharmaceutical products. In 2024, over $200 billion in pharmaceutical products were imported to the
U.S., and it is estimated that U.S. tariffs could add $46 billion in costs to the pharmaceutical industry.
If financial markets continue to be disrupted, we may face the following risks:
•Restricted access to capital. Market instability may hinder our ability to raise capital, including through dispositions, sales of partial interests, and new debt capital, and could potentially delay our current or future development and redevelopment projects.
•Rising construction costs. Our general contractors may face difficulty procuring construction materials at reasonable prices, particularly those subject to tariffs or disrupted supply, which may lead to project delays and/or increased costs.
Rising costs and procurement challenges could significantly impact the yields and delay net operating income commencement from our current and future development and redevelopment pipeline.
•Risks to tenant operations. Many of our tenants rely on the import and export of materials, components, and/or specialized equipment. As a result, their products may become prohibitively expensive to manufacture or sell. These challenges may adversely affect our tenants’ ability to meet their lease obligations or to renew their leases with us.
•Macroeconomic impact. Widespread tariffs, restricted trade, increased market volatility, and reduced investor confidence may trigger inflationary pressure and elevate the risk of a U.S. recession.
The cost increases that may result from tariffs, trade conflicts, and financial market volatility may significantly impact our development and redevelopment projects. Elevated material costs may lead to higher overall project budgets and extended construction timelines or require modifications to project scope to preserve economic feasibility. Any such adjustments may adversely affect our ability to deliver space on time and within budget, delay occupancy and commencement of rental income, and impact projected net operating income and yields.
We cannot provide assurance that our tenants or venture investment portfolio companies will be able to raise capital, secure approvals, or sustain operations in this environment. Tenants that are unable to sufficiently mitigate the regulatory, financial, or geopolitical risks described above may not be able to meet their lease obligations, which may force them to reduce leased space, not renew, or terminate their leases with us. Such developments may reduce the performance of our real estate and non-real estate portfolios and negatively affect our financial condition, results of operations, or cash flows, our ability to make distributions to our stockholders, and our stock price. Any negative news relating to the life science industry, our tenants, and our venture investment portfolio companies may also adversely impact our stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
From January 1, 2025 to March 31, 2025, we repurchased 2,152,293 shares of our common stock aggregating $208.1 million under the program. The repurchases were made on the open market pursuant to a trading plan established under Rule 10b5-1 of the
Securities Exchange Act of 1934, as amended. As of March 31, 2025, we had remaining authorization to repurchase shares with an aggregate value up to $241.8 million.
The following table summarizes share repurchases executed under the program during the three months ended March 31,
2025:

	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Value of Shares That May Yet Be Purchased Under Plans
January 1, 2025 – January 31, 2025	1,541,974	$97.26	2,038,250	$299,934,205
February 1, 2025 – February 28, 2025	610,319	$95.32	2,648,569	$241,759,706
(1)On December 9, 2024, we announced that our Board of Directors authorized a share repurchase program allowing the repurchase of shares with an aggregate value up to $500.0 million until December 31, 2025 in the open market, through privately negotiated transactions, or otherwise, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act.
ITEM 5. OTHER INFORMATION
Disclosure of 10b5-1 plans
During the three months ended March 31, 2025, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of
Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
4.1*
Indenture, dated as of February 13, 2025, among Alexandria Real Estate
Equities, Inc., as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor,
and U.S. Bank Trust Company, National Association, as Trustee
		Form 8-K	February 13, 2025
4.2*
Supplemental Indenture No. 1, dated as of February 13, 2025, by and among
Alexandria Real Estate Equities, Inc., as Issuer, Alexandria Real Estate
Equities, L.P., as Guarantor, and U.S. Bank Trust Company, National
Association, as Trustee
		Form 8-K	February 13, 2025
4.3*	Form of 5.50% Senior Note due 2035 (included in Exhibit 4.2 above)	Form 8-K	February 13, 2025
22.1	List of Guarantor Subsidiaries of the Company	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101.1
The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2025, formatted in iXBRL (Inline
eXtensible Business Reporting Language): (i) Consolidated Balance Sheets
as of March 31, 2025 and December 31, 2024 (unaudited), (ii) Consolidated
Statements of Operations for the three months ended March 31, 2025 and
2024 (unaudited), (iii) Consolidated Statements of Comprehensive Income for
the three months ended March 31, 2025 and 2024 (unaudited), (iv)
Consolidated Statements of Changes in Stockholders’ Equity and
Noncontrolling Interests for the three months ended March 31, 2025 and 2024
(unaudited), (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (unaudited), and (vi) Notes to Consolidated
Financial Statements (unaudited)
		N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith
(*) Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 28, 2025.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Executive Chairman (Principal Executive Officer)

/s/ Peter M. Moglia
Peter M. Moglia Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

/s/ Marc E. Binda
Marc E. Binda Chief Financial Officer and Treasurer (Principal Financial Officer)