Form 10-Q
period 2025-06-30
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2025-07-21
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
    ☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 15, 2025, 172,958,948 shares of common stock, par value $0.01 per share, were outstanding.
i
TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024 .............................................................	1

	Consolidated Financial Statements for the Three and Six Months Ended June 30, 2025 and 2024:

	Consolidated Statements of Operations ...................................................................................................................	2

	Consolidated Statements of Comprehensive Income ............................................................................................	3

	Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests ..........................	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2025 and 2024 ................................	8

	Notes to Consolidated Financial Statements ....................................................................................................................	10

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........................................................................................................................................................................	46

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........................................................	119

Item 4.	CONTROLS AND PROCEDURES .....................................................................................................................................	120

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS ......................................................................................................................................................	121

Item 1A.	RISK FACTORS ....................................................................................................................................................................	122

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ...................................................	125

Item 5.	OTHER INFORMATION .......................................................................................................................................................	125

Item 6.	EXHIBITS ...............................................................................................................................................................................	126

SIGNATURES .................................................................................................................................................................................................		127
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments in real estate	$32,160,600	$32,110,039
Investments in unconsolidated real estate joint ventures	40,234	39,873
Cash and cash equivalents	520,545	552,146
Restricted cash	7,403	7,701
Tenant receivables	6,267	6,409
Deferred rent	1,232,719	1,187,031
Deferred leasing costs	491,074	485,959
Investments	1,476,696	1,476,985
Other assets	1,688,091	1,661,306
Total assets	$37,623,629	$37,527,449

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$153,500	$149,909
Unsecured senior notes payable	12,042,607	12,094,465
Unsecured senior line of credit and commercial paper	1,097,993	—
Accounts payable, accrued expenses, and other liabilities	2,360,840	2,654,351
Dividends payable	229,686	230,263
Total liabilities	15,884,626	15,128,988

Commitments and contingencies

Redeemable noncontrolling interests	9,612	19,972

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,701	1,722
Additional paid-in capital	17,200,949	17,933,572
Accumulated other comprehensive loss	(27,415)	(46,252)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	17,175,235	17,889,042
Noncontrolling interests	4,554,156	4,489,447
Total equity	21,729,391	22,378,489
Total liabilities, noncontrolling interests, and equity	$37,623,629	$37,527,449
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Income from rentals	$737,279	$755,162	$1,480,454	$1,510,713
Other income	24,761	11,572	39,744	25,129
Total revenues	762,040	766,734	1,520,198	1,535,842

Expenses:
Rental operations	224,433	217,254	450,828	435,568
General and administrative	29,128	44,629	59,803	91,684
Interest	55,296	45,789	106,172	86,629
Depreciation and amortization	346,123	290,720	688,185	578,274
Impairment of real estate	129,606	30,763	161,760	30,763
Total expenses	784,586	629,155	1,466,748	1,222,918

Equity in (losses) earnings of unconsolidated real estate joint ventures	(9,021)	130	(9,528)	285
Investment loss	(30,622)	(43,660)	(80,614)	(376)
Gain on sales of real estate	—	—	13,165	392
Net (loss) income	(62,189)	94,049	(23,527)	313,225
Net income attributable to noncontrolling interests	(44,813)	(47,347)	(92,414)	(95,978)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(107,002)	46,702	(115,941)	217,247
Net income attributable to unvested restricted stock awards	(2,609)	(3,785)	(5,269)	(7,444)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(109,611)	$42,917	$(121,210)	$209,803

Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$(0.64)	$0.25	$(0.71)	$1.22
Diluted	$(0.64)	$0.25	$(0.71)	$1.22
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(62,189)	$94,049	$(23,527)	$313,225
Other comprehensive income (loss)
Unrealized gains (losses) on foreign currency translation:
Unrealized foreign currency translation gains (losses) arising during the period	18,787	(3,895)	18,837	(11,814)
Unrealized gains (losses) on foreign currency translation, net	18,787	(3,895)	18,837	(11,814)

Total other comprehensive income (loss)	18,787	(3,895)	18,837	(11,814)
Comprehensive (loss) income	(43,402)	90,154	(4,690)	301,411
Less: comprehensive income attributable to noncontrolling interests	(44,813)	(47,347)	(92,414)	(95,978)
Comprehensive (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$(88,215)	$42,807	$(97,104)	$205,433
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of March 31, 2025	170,129,883	$1,701	$17,509,148	$—	$(46,202)	$4,525,299	$21,989,946	$9,612
Net (loss) income	—	—	—	(107,002)	—	44,612	(62,390)	201
Total other comprehensive income	—	—	—	—	18,787	—	18,787	—
Contributions from and sales of noncontrolling interests	—	—	19	—	—	41,628	41,647	—
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(57,383)	(57,383)	(201)
Issuance pursuant to stock plan	25,786	—	27,776	—	—	—	27,776	—
Taxes related to net settlement of equity awards	(9,600)	—	(693)	—	—	—	(693)	—
Repurchase of common stock	—	—	—	—	—	—	—	—
Dividends declared on common stock ($1.32 per share)	—	—	—	(228,299)	—	—	(228,299)	—
Reclassification of distributions and net loss	—	—	(335,301)	335,301	—	—	—	—
Balance as of June 30, 2025	170,146,069	$1,701	$17,200,949	$—	$(27,415)	$4,554,156	$21,729,391	$9,612
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

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2024	172,203,443	$1,722	$17,933,572	$—	$(46,252)	$4,489,447	$22,378,489	$19,972
Net (loss) income	—	—	—	(115,941)	—	91,943	(23,998)	471
Total other comprehensive income	—	—	—	—	18,837	—	18,837	—
Contributions from and sales of noncontrolling interests	—	—	73	—	—	95,982	96,055	—
Distributions to and redemption of noncontrolling interests	—	—	(7,048)	—	—	(123,216)	(130,264)	(10,831)
Issuance pursuant to stock plan	151,066	1	60,531	—	—	—	60,532	—
Taxes related to net settlement of equity awards	(56,147)	—	(5,428)	—	—	—	(5,428)	—
Repurchase of common stock	(2,152,293)	(22)	(208,165)	—	—	—	(208,187)	—
Dividends declared on common stock ($2.64 per share)	—	—	—	(456,645)	—	—	(456,645)	—
Reclassification of distributions and net loss	—	—	(572,586)	572,586	—	—	—	—
Balance as of June 30, 2025	170,146,069	$1,701	$17,200,949	$—	$(27,415)	$4,554,156	$21,729,391	$9,612
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2023	171,910,599	$1,719	$18,485,352	$—	$(15,896)	$4,135,338	$22,606,513	$16,480
Net income	—	—	—	217,247	—	95,435	312,682	543
Total other comprehensive loss	—	—	—	—	(11,814)	—	(11,814)	—
Contributions from and sales of noncontrolling interests	—	—	7,700	—	—	258,885	266,585	—
Distributions to and redemption of noncontrolling interests	—	—	(8,084)	—	—	(127,787)	(135,871)	(833)
Transfer of noncontrolling interests	—	—	—	—	—	(250)	(250)	250
Reallocation of capital to joint venture partner	—	—	(30,185)	—	—	30,185	—	—
Issuance pursuant to stock plan	179,178	2	70,067	—	—	—	70,069	—
Taxes related to net settlement of equity awards	(72,103)	(1)	(7,944)	—	—	—	(7,945)	—
Dividends declared on common stock ($2.57 per share)	—	—	—	(449,542)	—	—	(449,542)	—
Reclassification of distributions in excess of earnings	—	—	(232,295)	232,295	—	—	—	—
Balance as of June 30, 2024	172,017,674	$1,720	$18,284,611	$—	$(27,710)	$4,391,806	$22,650,427	$16,440
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net (loss) income	$(23,527)	$313,225
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	688,185	578,274
Impairment of real estate	161,760	30,763
Gain on sales of real estate	(13,165)	(392)
Equity in losses (earnings) of unconsolidated real estate joint ventures	9,528	(285)
Distributions of earnings from unconsolidated real estate joint ventures	1,289	1,652
Amortization of loan fees	9,306	8,288
Amortization of debt discounts	684	646
Amortization of acquired above- and below-market leases	(25,418)	(52,855)
Deferred rent	(40,559)	(96,589)
Stock compensation expense	22,594	31,632
Investment loss	80,614	376
Changes in operating assets and liabilities:
Tenant receivables	168	1,373
Deferred leasing costs	(43,727)	(54,560)
Other assets	(10,750)	(3,046)
Accounts payable, accrued expenses, and other liabilities	(148,792)	(5,548)
Net cash provided by operating activities	668,190	752,954

Investing Activities:
Proceeds from sales of real estate	149,027	16,670
Additions to real estate	(1,081,006)	(1,241,214)
Purchases of real estate	—	(201,049)
Change in escrow deposits	(8,108)	(2,473)
Investments in unconsolidated real estate joint ventures	(11,055)	(3,713)
Additions to non-real estate investments	(120,645)	(122,708)
Sales of and distributions from non-real estate investments	42,134	86,008
Net cash used in investing activities	$(1,029,653)	$(1,468,479)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2025	2024
Financing Activities:
Borrowings under secured note payable	$4,029	$14,974
Proceeds from issuance of unsecured senior notes payable	548,532	998,806
Repayment of unsecured senior notes payable	(600,000)	—
Proceeds from issuances under commercial paper program	8,468,015	5,006,950
Repayments of borrowings under commercial paper program	(7,368,015)	(4,906,950)
Payments of loan fees	(5,406)	(10,118)
Taxes paid related to net settlement of equity awards	(6,271)	(27,017)
Repurchase of common stock	(208,187)	—
Dividends on common stock	(457,217)	(443,958)
Contributions from and sales of noncontrolling interests	96,055	159,644
Distributions to and purchases of noncontrolling interests	(141,436)	(171,871)
Net cash provided by financing activities	330,099	620,460

Effect of foreign exchange rate changes on cash and cash equivalents	(535)	147

Net decrease in cash, cash equivalents, and restricted cash	(31,899)	(94,918)
Cash, cash equivalents, and restricted cash as of the beginning of period	559,847	660,771
Cash, cash equivalents, and restricted cash as of the end of period	$527,948	$565,853

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$87,986	$56,878
Accrued construction for current-period additions to real estate	$206,036	$402,923
Transfer of real estate assets and/or equipment from tenants	$171,153	$45,719
Notes receivable issued in connection with sales of real estate	$91,000	$—
Derecognition of net investment in real estate from sales-type lease	$4,677	$—
Contribution of assets from and issuance of noncontrolling interest to real estate joint venture partner	$—	$103,547
Reallocation of additional paid-in capital to consolidated joint venture partner’s non- controlling interest	$—	$30,185
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.ORGANIZATION AND BASIS OF PRESENTATION
Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® life science REIT, is the pioneer of the life science real estate niche since its founding in 1994. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative
Megacampus™ ecosystems in AAA life science innovation cluster locations, including Greater Boston, the San Francisco Bay Area,
San Diego, Seattle, Maryland, Research Triangle, and New York City. As of June 30, 2025, Alexandria has a total market capitalization of $25.7 billion and an asset base in North America that includes 39.7 million RSF of operating properties and 4.4 million RSF of Class
A/A+ properties undergoing construction and one 100% pre-leased committed near-term project expected to commence construction in the next year. As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our”
refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.
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
Revenues
The table below provides details of our consolidated total revenues for the three and six months ended June 30, 2025 and
2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$722,935	$745,626	$1,454,356	$1,491,687
Direct financing and sales-type leases	1,089	662	1,899	1,321
Revenues subject to the lease accounting standard	724,024	746,288	1,456,255	1,493,008
Revenues subject to the revenue recognition accounting standard	13,255	8,874	24,199	17,705
Income from rentals	737,279	755,162	1,480,454	1,510,713
Other income	24,761	11,572	39,744	25,129
Total revenues	$762,040	$766,734	$1,520,198	$1,535,842
During the three and six months ended June 30, 2025, revenues that were subject to the lease accounting standard aggregated $724.0 million and $1.5 billion, respectively, and represented 95.0% and 95.8% of our total revenues. During the three and six months ended June 30, 2024, revenues that were subject to the lease accounting standard aggregated $746.3 million and
$1.5 billion, respectively, and represented 97.3% and 97.2% of our total revenues. Our other income consisted primarily of management fees and interest income earned during each period presented. For a detailed discussion related to our revenue streams, refer to
“Lease accounting” and “Recognition of revenue arising from contracts with customers” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
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
For each lease for which we determine that collectibility of future lease payments is not probable, we cease the recognition of income from rentals on a straight-line basis and limit the recognition of income to the lesser of payments collected from the lessee or lease income that would have been recognized on a straight-line basis. We do not resume straight-line recognition of income from rentals for these leases until we determine that the collectibility of future payments related to these leases is probable. We also record a general allowance related to the deferred rent balances that at the portfolio level (not the individual level) are not expected to be collected in full through the lease term. As of June 30, 2025 and December 31, 2024, our general allowance balance aggregated
$14.3 million and $21.3 million, respectively.
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
We evaluate our net investment in direct financing and sales-type leases for impairment under the current expected credit losses accounting standard. For additional information, refer to “Provision for expected credit losses” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
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
Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the three and six months ended June 30, 2025 included $13.3 million and $24.2 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, as discussed in “Lessor accounting” in Note 2 – “Summary of significant accounting policies,” due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.
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

3.INVESTMENTS IN REAL ESTATE
Our consolidated investments in real estate consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Rental properties:
Land (related to rental properties)	$3,536,029	$3,863,027
Buildings and building improvements	21,218,380	20,377,935
Other improvements	4,585,085	4,354,785
Rental properties	29,339,494	28,595,747
Current and future development and redevelopment projects	8,543,083	8,618,727
Gross investments in real estate	37,882,577	37,214,474
Less: accumulated depreciation	(6,034,352)	(5,477,082)
Investments in real estate assets held for sale(1)	312,375	372,647
Investments in real estate	$32,160,600	$32,110,039
(1)Refer to “Assets held for sale” below.
Assets held for sale
As of June 30, 2025, we had eight operating properties aggregating 679,383 RSF and land parcels aggregating 878,205 SF that were classified as held for sale.
The disposal of properties classified as held for sale does not represent a strategic shift that has (or will have) a major effect on our operations or financial results and therefore does not meet the criteria for classification as a discontinued operation. We cease depreciation of our properties upon their classification as held for sale.
The following is a summary of net assets as of June 30, 2025 and December 31, 2024 for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	June 30, 2025	December 31, 2024
Investments in real estate	$312,375	$372,647
Other assets	20,274	9,488
Total assets	332,649	382,135

Total liabilities	(11,040)	(13,462)
Total accumulated other comprehensive income	2,057	2,584
Net assets classified as held for sale	$323,666	$371,257
For additional information, refer to “Real estate sales” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

3.INVESTMENTS IN REAL ESTATE (continued)
Sales of real estate assets and impairment of real estate
Our completed dispositions of real estate assets during the six months ended June 30, 2025 consisted of the following (dollars
in thousands):

				Square Footage				Gain on Sales of Real Estate
Property	Submarket/Market	Date of Sale	Interest Sold	Operating	Land and Future	Sales Price
Costa Verde by Alexandria	University Town Center/ San Diego	1/31/25	100%	8,730	537,000	$124,000	(1)	$—
2425 Garcia Avenue and 2400/2450 Bayshore Parkway	Greater Stanford/San Francisco Bay Area	6/30/25	100%	95,901	—	11,000		—
Land parcel	Texas	5/7/25	100%	—	1,350,000	73,287		—
Other						52,352		13,165
						$260,639	(2)	$13,165

(1)As part of the transaction, we provided $91.0 million of seller financing during the three months ended March 31, 2025. This note receivable is classified within “Other assets” in our consolidated balance sheet. Refer to Note 8 – “Other assets” to our consolidated financial statements for additional information.
(2)Represents the aggregate contractual sales price of our dispositions, which differs from proceeds from sales of real estate and contributions from and sales of noncontrolling interests in our consolidated statement of cash flows under “Investing activities” and “Financing activities,” respectively, primarily due to the timing of payment, closing costs, and other sales adjustments such as prorations of rents and expenses.
Impairment of real estate
During the six months ended June 30, 2025, we recognized impairment of real estate aggregating $161.8 million, which primarily included the following:
•During the three months ended March 31, 2025, we recognized an impairment charge of $32.2 million related to a ground lease entered into in 2021 for a future development site in our San Francisco Bay Area market. Refer to “Lessee operating costs” in Note 5 – “Leases” to our unaudited consolidated financial statements for additional information.
•In April 2025, an office property aggregating 182,276 RSF, located in Carlsbad, San Diego, met the criteria for classification as held for sale based on our decision to dispose of this property. We expect to complete the sale within 12 months. Upon our decision to commit to sell this property, we recognized an impairment charge of $35.4 million to reduce the carrying amount of this asset to its estimated fair value less costs to sell of approximately $68.8 million.
•In June 2025, two operating properties aggregating 210,481 RSF located in our Sorrento Mesa submarket met the criteria for classification as held for sale based on current negotiations with prospective buyers and our decision to dispose of these properties. We expect to complete these sales within 12 months. Upon our decision to commit to sell these properties, we recognized impairment charges aggregating $18.1 million to reduce the carrying amounts of these assets to their estimated fair values less costs to sell of approximately $112.7 million.
•In June 2025, land parcels aggregating 374,349 SF in our non-cluster/other submarket met the criteria for classification as held for sale based on current negotiations with a prospective buyer and our decision to dispose of this asset. We expect to complete this sale within 12 months. Upon our decision to sell this land parcel, we recognized an impairment charge of
$47.5 million to reduce the carrying amount of the asset to its estimated fair value less costs to sell of approximately
$28.5 million.

3.INVESTMENTS IN REAL ESTATE (continued)
Other
In 2006, ARE-East River Science Park, LLC, a subsidiary of Alexandria Real Estate Equities, Inc., was granted an option to incorporate a land parcel adjacent to and north of the Alexandria Center® for Life Science – New York City (“ACLS-NYC”) campus
(“Option Parcel”) into the existing ground lease of that campus. The Option Parcel will allow ARE-East River Science Park, LLC to develop a future world-class life science building within the ACLS-NYC campus. ARE-East River Science Park, LLC’s investment in pre-
construction costs related to the development of the Option Parcel, including costs related to design, engineering, environmental, survey/title, and permitting and legal costs, aggregated $173.8 million as of June 30, 2025.
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
This matter exposes us to potential losses ranging from zero to the full amount of our investment in the project aggregating
$173.8 million as of June 30, 2025, depending on any collection of damages and/or the ability to develop the project. We performed a probability-weighted recoverability analysis based on estimates of various possible outcomes and determined no impairment was present as of June 30, 2025.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES
From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of June 30, 2025, our real estate joint ventures held the following properties:

Property(1)	Market	Submarket	Our Ownership Interest
Consolidated real estate joint ventures:
50 and 60 Binney Street	Greater Boston	Cambridge/Inner Suburbs	34.0%
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
100 and 225 Binney Street and 300 Third Street	Greater Boston	Cambridge/Inner Suburbs	30.0%
99 Coolidge Avenue	Greater Boston	Cambridge/Inner Suburbs	76.9%
15 Necco Street	Greater Boston	Seaport Innovation District	56.7%
285, 299, 307, and 345 Dorchester Avenue	Greater Boston	Seaport Innovation District	60.0%
Alexandria Center® for Science and Technology – Mission Bay(2)	San Francisco Bay Area	Mission Bay	25.0%
601, 611, 651, 681, 685, and 701 Gateway Boulevard	San Francisco Bay Area	South San Francisco	50.0%
751 Gateway Boulevard	San Francisco Bay Area	South San Francisco	51.0%
211 and 213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae	San Francisco Bay Area	South San Francisco	48.5%
3215 Merryfield Row	San Diego	Torrey Pines	30.0%
Campus Point by Alexandria(3)	San Diego	University Town Center	55.0%
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	30.0%
SD Tech by Alexandria(4)	San Diego	Sorrento Mesa	50.0%
Pacific Technology Park	San Diego	Sorrento Mesa	50.0%
Summers Ridge Science Park(5)	San Diego	Sorrento Mesa	30.0%
1201 and 1208 Eastlake Avenue East	Seattle	Lake Union	30.0%
199 East Blaine Street	Seattle	Lake Union	30.0%
400 Dexter Avenue North	Seattle	Lake Union	30.0%
800 Mercer Street	Seattle	Lake Union	60.0%

Unconsolidated real estate joint ventures(6):
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
1450 Research Boulevard	Maryland	Rockville	73.2%	(7)
101 West Dickman Street	Maryland	Beltsville	58.4%	(7)
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
(2)Includes 409 and 499 Illinois Street, 1450, 1500, and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(3)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4135, 4155, 4161, 4165, 4224, and 4242 Campus Point Court.
(4)Includes 9605, 9645, 9675, 9725, 9735, 9805, 9808, 9855, and 9868 Scranton Road and 10055, 10065, and 10075 Barnes Canyon Road.
(5)Includes 9965, 9975, 9985, and 9995 Summers Ridge Road.
(6)In addition to the real estate joint ventures listed, we hold an interest in one insignificant unconsolidated real estate joint venture.
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

(1)In addition to the real estate joint ventures listed, we hold an interest in one insignificant unconsolidated real estate joint venture.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
Consolidated VIEs’ balance sheet information
We, together with joint venture partners, hold interests in real estate joint ventures that we consolidate in our financial statements. These existing joint ventures provide significant equity capital to fund a portion of our future construction spending, and our joint venture partners may also contribute equity into these entities for financing-related activities.
The table below aggregates the balance sheet information of our consolidated VIEs (in thousands):

	June 30, 2025	December 31, 2024
Investments in real estate	$7,773,223	$8,917,718
Cash and cash equivalents	258,718	335,223
Other assets	811,124	777,033
Total assets	$8,843,065	$10,029,974

Secured note payable	$153,500	$149,321
Other liabilities	475,757	626,460
Total liabilities	629,257	775,781
Redeemable noncontrolling interests	—	10,360
Alexandria Real Estate Equities, Inc.’s share of equity	3,659,652	4,754,386
Noncontrolling interests’ share of equity	4,554,156	4,489,447
Total liabilities and equity	$8,843,065	$10,029,974
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
outstanding balance related to each VIE’s secured loan. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method and classified in investments in unconsolidated real estate joint ventures in our consolidated balance sheets, consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

Property	June 30, 2025	December 31, 2024
1655 and 1725 Third Street	$20,368	$10,574
1450 Research Boulevard	8,657	9,193
101 West Dickman Street	9,666	9,749
Other	1,543	10,357
	$40,234	$39,873

Below are key terms of unconsolidated real estate joint ventures’ secured loans as of June 30, 2025 (dollars in thousands):

				Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture	Maturity Date	Stated Rate			Aggregate Commitment	Debt Balance(2)
101 West Dickman Street	11/10/26	SOFR+1.95%	(3)	6.34%	$26,750	$19,081	58.4%
1450 Research Boulevard	12/10/26	SOFR+1.95%	(3)	6.40%	13,000	8,965	73.2%
1655 and 1725 Third Street(4)	2/10/35	6.37%		6.44%	500,000	496,709	10.0%
					$539,750	$524,755
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of June 30, 2025.
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
Leases in which we are the lessor
As of June 30, 2025, we had 384 properties aggregating 39.7 million operating RSF in key cluster locations, including Greater
Boston, the San Francisco Bay Area, San Diego, Seattle, Maryland, Research Triangle, and New York City. We primarily focus on developing Class A/A+ properties in AAA life science innovation cluster locations that offer the scale and strategic design integral to our
Megacampus strategy. Strategically located near top academic and medical research institutions and equipped with curated amenities and services, and convenient access to transit, our Megacampus ecosystems are designed to support our tenants in attracting and retaining top talent, which we believe is a key driver of tenant demand for our properties.
As of June 30, 2025, all leases in which we are the lessor were classified as operating leases, with the exception of one direct financing and one sales-type lease. Our leases are described below.
Operating leases
As of June 30, 2025, our 384 properties were subject to operating lease agreements. Seven of these properties are subject to operating lease agreements that each contain a purchase option as described below:
(i)Two of these properties, representing two land parcels in our San Francisco Bay Area market, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 67.4 years.
(ii)Two operating properties in our Seattle market, held by a consolidated real estate joint venture, are subject to purchase options held by our partner in this joint venture, which is also a tenant at these properties. One purchase option allows our partner to purchase our 30% interest in one property for $40.0 million in 2031. Contingent upon the exercise of this option, the second purchase option allows our partner to purchase our 30% interest in one property for $69.1 million in 2034. Our partner’s remaining lease terms for these operating leases are 5.7 years and 19.3 years, respectively.
(iii)Three properties subject to operating lease agreements contain purchase options with a weighted-average (based on property RSF) exercise date in October 2027.
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
Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of June 30, 2025 are outlined in the table below (in thousands):

Year	Amount
2025	$917,038
2026	1,768,314
2027	1,691,484
2028	1,584,647
2029	1,482,012
Thereafter	9,809,227
Total	$17,252,722
Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

5.LEASES (continued)
Direct financing and sales-type leases
As of June 30, 2025, we have one direct financing lease agreement, with a net investment balance of $41.9 million, for a parking structure with a remaining lease term of 67.4 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.
As of June 30, 2025, we also have one sales-type lease for a property located in the Seattle market with the lease term through August 2025, after which the ownership of the property transfers to the tenant. As of June 30, 2025, the net investment in this lease is $18.4 million. Upon recognition of the sales-type lease during the three months ended March 31, 2025, we recognized a gain on sale of real estate aggregating $12.7 million classified in gain on sales of real estate within our unaudited consolidated statement of operations for the six months ended June 30, 2025.
The components of our aggregate net investment in our direct financing lease and our sales-type lease as of June 30, 2025 and December 31, 2024 are summarized in the table below (in thousands):

	June 30, 2025	December 31, 2024
Gross investment in direct financing and sales-type leases	$268,879	$251,405
Less: unearned income on direct financing lease	(206,391)	(207,734)
Less: provision for expected credit losses	(2,217)	(2,168)
Net investment in leases	$60,271	$41,503
As of June 30, 2025, our estimated provision for expected credit loss related to our direct financing lease aggregated
$2.2 million, unchanged from December 31, 2024. We estimate the provision for expected credit loss related to our direct financing lease using a probability of default methodology, which incorporates the borrower’s investment-grade credit rating from S&P Global
Ratings, to evaluate the probability of default. Additionally, we incorporate the projected value of the real estate securing the investments to estimate potential recoveries in the event of default, among other inputs.
During the three months ended March 31, 2025, we recognized an estimated provision for expected credit loss aggregating
$49 thousand related to the sales-type lease discussed above. This estimate was determined using historical industry losses and transaction-specific information, including the estimated fair value of the underlying real estate asset securing this transaction, the short-
term nature of this lease, and other available information. As of June 30, 2025, this estimate remained unchanged.
We classify adjustments to estimated provision for expected credit loss related to our direct financing and sales-type leases within other income in our consolidated statement of operations. For further details, refer to “Provision for expected credit losses” in
Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
Future lease payments to be received under the terms of our direct financing lease and our sales-type lease as of June 30,
2025 are outlined in the table below (in thousands):

Year	Total
2025	$19,450
2026	2,036
2027	2,097
2028	2,160
2029	2,224
Thereafter	240,912
Total	$268,879

5.LEASES (continued)
Income from rentals
Our income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$722,935	$745,626	$1,454,356	$1,491,687
Direct financing and sales-type leases	1,089	662	1,899	1,321
Revenues subject to the lease accounting standard	724,024	746,288	1,456,255	1,493,008
Revenues subject to the revenue recognition accounting standard	13,255	8,874	24,199	17,705
Income from rentals	$737,279	$755,162	$1,480,454	$1,510,713
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
Residual value risk management strategy
Our leases do not have guarantees of residual value on the underlying assets. We manage risk associated with the residual value of our leased assets by (i) evaluating each potential acquisition of real estate to determine whether it meets our business objective to invest primarily in high-demand markets, (ii) directly managing our leased properties, conducting frequent property inspections, proactively addressing potential maintenance issues, and/or timely resolving any occurring issues, and (iii) carefully selecting our tenants and monitoring their credit quality throughout their respective lease terms.
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
As of June 30, 2025, the present value of the remaining contractual payments aggregating $784.2 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $363.4 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $717.1 million. As of June 30, 2025, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 54 years, including extension options that we are reasonably certain to exercise, and the weighted-average discount rate was 4.7%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.
Ground lease obligations as of June 30, 2025 included leases for 31 of our properties, which accounted for approximately 8%
of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $5.3 million as of June 30, 2025, our ground lease obligations have remaining lease terms ranging from approximately 29 to 81 years, including extension options that we are reasonably certain to exercise.

5.LEASES (continued)
The reconciliation of future lease payments under noncancelable operating leases in which we are the lessee to the operating lease liability reflected in our unaudited consolidated balance sheet as of June 30, 2025 is in the table below (in thousands):

Year	Total
2025	$10,777
2026	22,768
2027	21,849
2028	21,517
2029	21,025
Thereafter	686,242
Total future payments under our operating leases in which we are the lessee	784,178
Effect of discounting	(420,759)
Operating lease liability	$363,419
Lessee operating costs
Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. For the six months ended June 30, 2025 and
2024, amounts paid and classified as operating activities in our unaudited consolidated statements of cash flows for leases in which we are the lessee aggregated $156.1 million and $16.4 million, respectively. The increase is primarily due to the second installment of a ground lease prepayment aggregating $135.0 million made in January 2025 for a 24-year lease term extension to our existing ground lease agreement at the Alexandria Technology Square® Megacampus in our Cambridge submarket.
Our operating lease obligations related to our office leases have remaining terms of up to 11 years, exclusive of extension options. For the three and six months ended June 30, 2025 and 2024, our costs of operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Gross operating lease costs	$12,859	$9,930	$25,218	$19,141
Capitalized lease costs	(720)	(518)	(1,413)	(1,046)
Expenses for operating leases in which we are the lessee	$12,139	$9,412	$23,805	$18,095
During the three months ended March 31, 2025, we recognized an impairment charge related to a ground lease entered into in
2021 for a future development site in the San Francisco Bay Area market. Based on our current financial outlook for this project, we made the determination to no longer proceed with this project and recognized an impairment charge of $32.2 million to write off our remaining right-of-use asset balance. As of June 30, 2025 and December 31, 2024, we had no operating lease liability associated with this ground lease, as the related lease obligation had been fully prepaid.
6. CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash, cash equivalents, and restricted cash consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$520,545	$552,146
Restricted cash:
Funds held in escrow for real estate acquisitions	2,955	2,954
Other	4,448	4,747
	7,403	7,701
Total	$527,948	$559,847

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
As of June 30, 2025, we had ten investments in limited partnerships maintaining specific ownership accounts for each investor, which were accounted for under the equity method. These investments aggregated $276.8 million. Our ownership interest in each of these ten investments was greater than 5%.
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
Funding commitments to investments in privately held entities that report NAV
We are committed to funding approximately $351.0 million for our investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 12 years, with a weighted-average expiration of 8.0 years as of June 30,
2025. These investments are not redeemable by us, but we may receive distributions from these investments throughout their terms.
Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-
average remaining term during which these investments are expected to be liquidated was 5.2 years as of June 30, 2025.

7.INVESTMENTS (continued)
The following tables summarize our investments as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$183,859	$18,365	$(120,299)	$81,925
Entities that report NAV	497,975	97,201	(43,013)	552,163
Entities that do not report NAV:
Entities with observable price changes	78,105	64,585	(9,156)	133,534
Entities without observable price changes	432,299	—	—	432,299
Investments accounted for under the equity method	N/A	N/A	N/A	276,775
Total investments	$1,192,238	$180,151	$(172,468)	$1,476,696

	December 31, 2024
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$188,653	$24,262	$(107,248)	$105,667
Entities that report NAV	518,074	126,077	(34,285)	609,866
Entities that do not report NAV:
Entities with observable price changes	99,932	77,761	(2,956)	174,737
Entities without observable price changes	400,487	—	—	400,487
Investments accounted for under the equity method	N/A	N/A	N/A	186,228
Total investments	$1,207,146	$228,100	$(144,489)	$1,476,985
Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of June 30, 2025 aggregated to a loss of $123.3 million, which consisted of upward adjustments aggregating $64.6 million, downward adjustments aggregating $9.2 million, and impairments aggregating $178.7 million.
Our investment income (loss) for the three and six months ended June 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025		2024	2025		2024
Realized (losses) gains	$(8,684)	(1)	$20,578	$9,469	(1)	$34,704
Unrealized losses	(21,938)		(64,238)	(90,083)		(35,080)
Investment loss	$(30,622)		$(43,660)	$(80,614)		$(376)

(1)Consists of realized gains of $30.5 million and $59.9 million, partially offset by impairment charges of $39.2 million and $50.4 million during the three and six months ended June 30, 2025, respectively.
During the six months ended June 30, 2025, gains and losses on investments in privately held entities that do not report NAV still held as of June 30, 2025 aggregated to a loss of $57.6 million, which consisted of upward adjustments aggregating $8.8 million and downward adjustments and impairments aggregating $66.4 million.
During the six months ended June 30, 2024, gains and losses on investments in privately held entities that do not report NAV still held as of June 30, 2024 aggregated to a loss of $13.7 million, which consisted of upward adjustments aggregating $15.7 million and downward adjustments and impairments aggregating $29.4 million.
Unrealized gains or losses related to investments still held (excluding investments accounted for under the equity method) as of June 30, 2025 and 2024 aggregated to a loss of $30.7 million and a loss of $1.8 million during the six months ended June 30, 2025 and 2024, respectively.
Our investment loss of $80.6 million for the six months ended June 30, 2025 also included $102 thousand of equity in losses of our equity method investments.
Refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

8. OTHER ASSETS
The following table summarizes the components of other assets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
Acquired in-place leases	$255,170		$305,144
Deferred compensation plan	49,943		47,727
Deferred financing costs – unsecured senior line of credit	44,231		49,056
Deposits	29,772		21,768
Furniture, fixtures, equipment, and software	54,352		39,558
Net investment in leases	60,271		41,503
Notes receivable	216,762		120,546
Operating lease right-of-use assets	717,125	(1)	764,472
Other assets	101,423		96,690
Prepaid expenses	27,109		33,567
Property, plant, and equipment	131,933		141,275
Total	$1,688,091		$1,661,306
(1)Refer to “Leases in which we are the lessee" section within Note 5 – “Leases” for information about the decrease in this balance since December 31, 2024.
Notes receivable
Our notes receivable as of June 30, 2025 and December 31, 2024 consisted of the following (dollars in thousands):

	As of June 30, 2025
	Weighted Average
Notes Receivable	Effective Interest Rate	Maturity Date	Balance	December 31, 2024
Secured by real estate assets in San Diego	10.1%	11/4/28	$199,505	$103,427
Secured by real estate assets in Greater Boston	4.6%	12/16/29	17,730	17,356
Less: provision for expected credit losses			(473)	(237)
Notes receivable			$216,762	$120,546
Our notes receivable represent held-to-maturity debt securities carried at amortized costs and are generally secured by real estate. Under the current expected credit losses accounting standard, we are required to estimate and, if necessary, recognize a provision for expected credit losses related to these notes. We do not have a history of losses on such securities; therefore, we utilize available information on historical losses for the commercial real estate industry. We determine expected credit losses for our notes receivable using historical industry losses and considering loan-specific information, including credit ratings of the borrowers, estimated fair values of underlying real estate assets, loan-to-value ratios, the presence of guarantors, and/or other available information. During the three months ended June 30, 2025, no adjustment to the provision for expected credit losses related to our notes receivable was required. The provision is reevaluated on an ongoing basis, with any necessary adjustments recognized in the corresponding period.

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
Assets and liabilities measured at fair value on a recurring basis
The following table sets forth the assets that we measure at fair value on a recurring basis by level in the fair value hierarchy
(in thousands). There were no liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024. There were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the six months ended June 30, 2025.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in publicly traded companies:
As of June 30, 2025	$81,925	$81,925	$—	$—
As of December 31, 2024	$105,667	$105,667	$—	$—
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
Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of June 30, 2025 and
December 31, 2024, the carrying values of investments in privately held entities that report NAV aggregated $552.2 million and
$609.9 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standard. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report
NAV generally does not involve significant estimates, assumptions, or judgments.

9.FAIR VALUE MEASUREMENTS (continued)
Assets and liabilities measured at fair value on a nonrecurring basis
The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of June 30, 2025 and December 31, 2024 (in thousands).

			Fair Value Measurement Using
Description	Carrying Amount		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Real estate assets held for sale with carrying values adjusted to fair value less costs to sell:
As of June 30, 2025	$289,673	(1)	$—	$—		$289,673	(2)
As of December 31, 2024	$322,662	(1)	$—	$—		$322,662	(2)
Investments in privately held entities that do not report NAV:
As of June 30, 2025	$150,943		$—	$133,534	(3)	$17,409	(4)
As of December 31, 2024	$184,236		$—	$174,737	(3)	$9,499	(4)
(1)These amounts are included in the total balances of our net assets classified as held for sale aggregating $323.7 million and $371.3 million as of June 30, 2025 and
December 31, 2024, respectively, disclosed in Note 3 – “Investments in real estate,” and represent assets held for sale as of June 30, 2025 and December 31, 2024, for which impairments were recognized.
(2)These amounts represent the aggregate carrying amounts of assets held for sale after adjustments to their respective fair values less costs to sell based on executed purchase and sale agreements, letters of intent, or valuations provided by third-party real estate brokers.
(3)These amounts represent the total carrying amounts of our equity investments in privately held entities with observable price changes, which are included in the investments balances of $1.5 billion and $1.5 billion in our unaudited consolidated balance sheets as of June 30, 2025 and December 31, 2024, respectively, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements.
(4)These amounts are included in the investments in privately held entities without observable price changes balances aggregating $432.3 million and $400.5 million as of
June 30, 2025 and December 31, 2024, respectively, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements. The aforementioned balances represent the carrying amounts of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described in “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
Real estate assets classified as held for sale measured at fair value less costs to sell
Our real estate assets classified as held for sale and measured at fair value less costs to sell are presented in the table above.
These properties are subsets of our total real estate assets classified as held for sale as of June 30, 2025 and December 31, 2024. The fair values for these real estate assets were estimated based on executed purchase and sale agreements, letters of intent, or valuations provided by third-party real estate brokers. Refer to “Investments in real estate” in Note 2 – “Summary of significant accounting policies”
and “Assets held for sale” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information.
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

9.FAIR VALUE MEASUREMENTS (continued)
Assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed
The fair value of our secured note payable and unsecured senior notes payable, and the amounts outstanding on our unsecured senior line of credit and commercial paper program, were estimated using widely accepted valuation techniques, including discounted cash flow analyses using significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.
Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
As of June 30, 2025 and December 31, 2024, the book and estimated fair values of our secured note payable and unsecured senior notes payable and the amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	June 30, 2025
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured note payable	$153,500	$—	$153,521	$—	$153,521
Unsecured senior notes payable	$12,042,607	$—	$10,548,383	$—	$10,548,383
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$1,097,993	$—	$1,098,989	$—	$1,098,989

	December 31, 2024
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$149,909	$—	$149,413	$—	$149,413
Unsecured senior notes payable	$12,094,465	$—	$10,472,993	$—	$10,472,993
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$—	$—	$—	$—	$—
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, deposits, notes receivable, accounts payable, accrued expenses, and other short-term liabilities approximate their fair value.

10.SECURED AND UNSECURED SENIOR DEBT
The following table summarizes our outstanding indebtedness and respective principal payments remaining as of June 30, 2025 (dollars in thousands):

	Stated Rate	Interest Rate(1)		Maturity Date(2)		Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount)/ Premium
Debt						2025	2026	2027	2028	2029	Thereafter	Principal		Total
Secured note payable
Greater Boston(3)	SOFR+2.70%	7.16%		11/19/26	(3)	$—	$153,624	$—	$—	$—	$—	$153,624	$(124)	$153,500

Unsecured senior line of credit and commercial paper program(4)	(4)	4.71	(4)	1/22/30	(4)	—	—	—	—	—	1,100,000	1,100,000	(2,007)	1,097,993
Unsecured senior notes payable	4.30%	4.50		1/15/26		—	300,000	—	—	—	—	300,000	(284)	299,716
Unsecured senior notes payable	3.80%	3.96		4/15/26		—	350,000	—	—	—	—	350,000	(408)	349,592
Unsecured senior notes payable	3.95%	4.13		1/15/27		—	—	350,000	—	—	—	350,000	(812)	349,188
Unsecured senior notes payable	3.95%	4.07		1/15/28		—	—	—	425,000	—	—	425,000	(1,100)	423,900
Unsecured senior notes payable	4.50%	4.60		7/30/29		—	—	—	—	300,000	—	300,000	(916)	299,084
Unsecured senior notes payable	2.75%	2.87		12/15/29		—	—	—	—	400,000	—	400,000	(1,860)	398,140
Unsecured senior notes payable	4.70%	4.81		7/1/30		—	—	—	—	—	450,000	450,000	(1,872)	448,128
Unsecured senior notes payable	4.90%	5.05		12/15/30		—	—	—	—	—	700,000	700,000	(4,339)	695,661
Unsecured senior notes payable	3.375%	3.48		8/15/31		—	—	—	—	—	750,000	750,000	(4,027)	745,973
Unsecured senior notes payable	2.00%	2.12		5/18/32		—	—	—	—	—	900,000	900,000	(6,506)	893,494
Unsecured senior notes payable	1.875%	1.97		2/1/33		—	—	—	—	—	1,000,000	1,000,000	(6,675)	993,325
Unsecured senior notes payable	2.95%	3.07		3/15/34		—	—	—	—	—	800,000	800,000	(6,857)	793,143
Unsecured senior notes payable	4.75%	4.88		4/15/35		—	—	—	—	—	500,000	500,000	(4,730)	495,270
Unsecured senior notes payable	5.50%	5.66		10/1/35		—	—	—	—	—	550,000	550,000	(6,624)	543,376
Unsecured senior notes payable	5.25%	5.38		5/15/36		—	—	—	—	—	400,000	400,000	(3,939)	396,061
Unsecured senior notes payable	4.85%	4.93		4/15/49		—	—	—	—	—	300,000	300,000	(2,814)	297,186
Unsecured senior notes payable	4.00%	3.91		2/1/50		—	—	—	—	—	700,000	700,000	9,916	709,916
Unsecured senior notes payable	3.00%	3.08		5/18/51		—	—	—	—	—	850,000	850,000	(11,034)	838,966
Unsecured senior notes payable	3.55%	3.63		3/15/52		—	—	—	—	—	1,000,000	1,000,000	(13,450)	986,550
Unsecured senior notes payable	5.15%	5.26		4/15/53		—	—	—	—	—	500,000	500,000	(7,482)	492,518
Unsecured senior notes payable	5.625%	5.71		5/15/54		—	—	—	—	—	600,000	600,000	(6,580)	593,420
Unsecured debt weighted-average interest rate/subtotal		3.97				—	650,000	350,000	425,000	700,000	11,100,000	13,225,000	(84,400)	13,140,600
Weighted-average interest rate/total		4.01%				$—	$803,624	$350,000	$425,000	$700,000	$11,100,000	$13,378,624	$(84,524)	$13,294,100

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Represents a secured construction loan held by our consolidated real estate joint venture for 99 Coolidge Avenue, where we have a 76.9% interest. As of June 30, 2025, this joint venture has $41.7 million available under existing lender commitments. We expect to repay the entire $153.5 million balance in August 2025.
(4)Refer to “$5.0 billion unsecured senior line of credit” and “$2.5 billion commercial paper program” on the following page.

10.SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our secured and unsecured senior debt and amounts outstanding under our unsecured senior line of credit and commercial paper program as of June 30, 2025 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt				Weighted-Average
						Interest		Remaining Term (in years)
			Total		Percentage	Rate(1)
Secured note payable	$—	$153,500	$153,500		1.2%	7.16%		1.4
Unsecured senior notes payable	12,042,607	—	12,042,607		90.5	3.90		12.8
Unsecured senior line of credit and commercial paper program	—	1,097,993	1,097,993	(2)	8.3	4.71	(2)	4.6	(3)
Total/weighted average	$12,042,607	$1,251,493	$13,294,100		100.0%	4.01%		12.0	(3)
Percentage of total debt	90.6%	9.4%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)As of June 30, 2025, we had no outstanding balance on our unsecured senior line of credit and $1.1 billion of commercial paper notes outstanding.
(3)We calculate the weighted-average remaining term of our commercial paper notes by using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper notes, the consolidated weighted-average maturity of our debt is 11.6 years. The commercial paper notes sold during the six months ended June 30, 2025 were issued at a weighted-average yield to maturity of 4.67% and had a weighted-average maturity term of 16 days.
Issuance and repayment of unsecured senior notes payable
In February 2025, we issued $550.0 million of unsecured senior notes payable, due 2035, with an interest rate of 5.50%.
In April 2025, we repaid our 3.45% unsecured senior notes payable aggregating $600.0 million upon their maturity, using proceeds from our February 2025 unsecured senior notes payable offering, with no gain or loss incurred in connection with this repayment.
$5.0 billion unsecured senior line of credit
As of June 30, 2025, our unsecured senior line of credit, which matures in 2030, including extension options under our control, had aggregate commitments of $5.0 billion and bore an interest rate of SOFR plus 0.855%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.145% based on the aggregate commitments outstanding. Based upon our ability to achieve certain annual sustainability metrics, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.
Based on certain sustainability metrics achieved in accordance with the terms of our unsecured senior line of credit agreement, the borrowing rate was reduced for a one-year period by two basis points to SOFR plus 0.855%, from SOFR plus 0.875%, and the facility fee was reduced by 0.5 basis point to 0.145% from 0.15%. As of June 30, 2025, we had no outstanding balance on our unsecured line of credit.
$2.5 billion commercial paper program
Our commercial paper program provides us with the ability to issue up to $2.5 billion of commercial paper notes that bear interest at short-term fixed rates with a maturity of generally 30 days or less and a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding notes issued under our commercial paper program. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. During the six months ended June 30, 2025, the commercial paper notes were issued at a weighted-average yield to maturity of 4.67% and had a weighted-average maturity term of 16 days. As of June 30,
2025, we had a $1.1 billion outstanding balance on our commercial paper program.

10.SECURED AND UNSECURED SENIOR DEBT (continued)
Interest expense
The following table summarizes interest expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest incurred	$137,719	$126,828	$268,660	$249,508
Capitalized interest	(82,423)	(81,039)	(162,488)	(162,879)
Interest expense	$55,296	$45,789	$106,172	$86,629
11. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES
The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of June 30,
2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$406,957	$534,803
Accrued construction	328,298	500,890
Acquired below-market leases	153,289	180,407
Conditional asset retirement obligations	45,559	53,968
Deferred rent liabilities	12,123	11,461
Operating lease liability	363,419	507,127
Unearned rent and tenant security deposits	890,689	691,873
Other liabilities	160,506	173,822
Total	$2,360,840	$2,654,351
As of June 30, 2025 and December 31, 2024, our conditional asset retirement obligations liability primarily consisted of the soil and groundwater remediation liabilities associated with certain of our properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, requires remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys; subsurface sampling; and other testing. We recognize a liability for the fair value of a conditional asset retirement obligation (including asbestos)
when the fair value of the liability can be reasonably estimated. In addition, environmental laws and regulations subject our tenants, and potentially us, to liability that may result from our tenants’ routine handling of hazardous substances and wastes as part of their operations at our properties. These assessments and investigations of our properties have not to date revealed any additional environmental liability we believe would have a material adverse effect on our business and financial statements or that would require additional disclosures or recognition in our consolidated financial statements.

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
In addition, from time to time, we enter into forward equity sales agreements. We consider the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares were outstanding, are included in the denominator of basic EPS. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding – diluted using the treasury stock method. As of June 30, 2025, no forward equity sales agreements were outstanding.
The table below reconciles the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(62,189)	$94,049	$(23,527)	$313,225
Net income attributable to noncontrolling interests	(44,813)	(47,347)	(92,414)	(95,978)
Net income attributable to unvested RSAs with nonforfeitable dividends	(2,609)	(3,785)	(5,269)	(7,444)
Numerator for basic and diluted EPS – net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(109,611)	$42,917	$(121,210)	$209,803

Denominator for basic EPS – weighted-average shares of common stock outstanding	170,135	172,013	170,328	171,981
Dilutive effect of unvested RSAs with forfeitable dividends	—	—	—	—
Denominator for diluted EPS – weighted-average shares of common stock outstanding	170,135	172,013	170,328	171,981
Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$(0.64)	$0.25	$(0.71)	$1.22
Diluted	$(0.64)	$0.25	$(0.71)	$1.22

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
During the three months ended June 30, 2025, we did not repurchase any shares. As of June 30, 2025, the approximate value of shares that may yet be purchased under this program was $241.8 million.
ATM common stock offering program
In February 2024, we entered into an ATM common stock offering program that allows us to sell up to an aggregate of
$1.5 billion of our common stock.
During the six months ended June 30, 2025, we had no activity under our ATM program. As of June 30, 2025, the remaining aggregate amount available under our ATM program for future sales of common stock was $1.47 billion.
Dividends
During the three months ended March 31, 2025, we declared cash dividends on our common stock aggregating $228.3 million, or $1.32 per share.
During the three months ended June 30, 2025, we declared cash dividends on our common stock aggregating $228.3 million, or $1.32 per share.
Accumulated other comprehensive loss
The change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the six months ended June 30, 2025 was entirely due to net unrealized gains of $18.8 million on foreign currency translation related to our operations primarily in Canada.
Common stock, preferred stock, and excess stock authorizations
Our charter authorizes the issuance of 400.0 million shares of common stock, of which 170.1 million shares were issued and outstanding as of June 30, 2025. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of June 30, 2025. In addition, 200.0 million shares of “excess stock” (as defined in our charter)
are authorized, none of which were issued and outstanding as of June 30, 2025.

14.NONCONTROLLING INTERESTS
Noncontrolling interests represent the third-party interests in certain entities in which we have a controlling interest. As of
June 30, 2025, these entities owned 63 properties, which are included in our consolidated financial statements. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the six months ended June 30, 2025 and 2024, we distributed $123.6 million and $119.9 million, respectively, to our consolidated real estate joint venture partners.
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
Evaluation of economic similarity and aggregation of operating segments
In accordance with the segment reporting accounting standard, we evaluate the economic similarity of our operating segments. Seven of our nine operating segments exhibit consistent long-term economic characteristics, including similar historical long-
term NOI margins, which are also expected to remain similar in the future. Additionally, these markets share similar operational characteristics, including nature of services provided (i.e., leasing, operating, developing, and redeveloping life science properties), tenant base (i.e., a variety of tenants involved in the life science industry), methods of operation (i.e., consistent lease structures, property management practices, and business strategies), nature of the regulatory environment (consistent across North America, where all our operating segments are located). Based on shared economic characteristics, we have aggregated our seven operating segments into one reportable segment for segment reporting purposes. Two of our operating segments, specifically our New York City and Canada markets, do not meet the aggregation criteria and individually do not meet the quantitative thresholds to qualify as reportable segments. Therefore, these operating segments are included in the “all other” category in the tables below.

15.SEGMENT INFORMATION (continued)
The following table presents the reportable segment profit or loss measure, net operating income, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reportable segment revenues:
Revenues from external customers	$703,457	$713,949	$1,402,656	$1,434,514
Other income	10,488	5,677	17,015	11,352
Reportable segment total revenues	713,945	719,626	1,419,671	1,445,866
Reportable segment total rental operating expenses	(212,402)	(199,930)	(424,838)	(391,021)
Reportable segment net operating income (reportable segment profit or loss)	$501,543	$519,696	$994,833	$1,054,845
Significant expenses included in the reportable segment profit or loss measure (i.e., net operating income) are represented by the reportable segment total rental operating expenses and are disclosed in the table above. These expenses primarily include property taxes, utilities, repairs and maintenance, engineering, janitorial, and other costs.
Presented below are reconciliations of the reportable segment total revenues to the consolidated revenues, the reportable segment total rental operating expenses to consolidated rental operations, the reportable segment NOI to the consolidated net income, and the reportable segment investments in real estate assets to the consolidated investments in real estate assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of reportable segment revenues to consolidated total revenues:
Reportable segment total revenues	$713,945	$719,626	$1,419,671	$1,445,866
All other revenues	48,095	47,108	100,527	89,976
Consolidated revenues	$762,040	$766,734	$1,520,198	$1,535,842
Reconciliation of reportable segment total rental operating expenses to consolidated rental operations:
Reportable segment total rental operating expenses	$(212,402)	$(199,930)	$(424,838)	$(391,021)
All other rental operating expenses	(12,031)	(17,324)	(25,990)	(44,547)
Consolidated rental operations	$(224,433)	$(217,254)	$(450,828)	$(435,568)
Reconciliation of reportable segment net operating income to consolidated net income:
Reportable segment net operating income (reportable segment profit or loss)	$501,543	$519,696	$994,833	$1,054,845
All other revenues	48,095	47,108	100,527	89,976
All other rental operating expenses	(12,031)	(17,324)	(25,990)	(44,547)
Other items not allocated to segments:
General and administrative	(29,128)	(44,629)	(59,803)	(91,684)
Interest expense	(55,296)	(45,789)	(106,172)	(86,629)
Depreciation and amortization	(346,123)	(290,720)	(688,185)	(578,274)
Impairment of real estate	(129,606)	(30,763)	(161,760)	(30,763)
Equity in (losses) earnings of unconsolidated real estate joint ventures	(9,021)	130	(9,528)	285
Investment loss	(30,622)	(43,660)	(80,614)	(376)
Gain on sale of real estate	—	—	13,165	392
Consolidated net (loss) income	$(62,189)	$94,049	$(23,527)	$313,225

	June 30, 2025	December 31, 2024
Reconciliation of reportable segment assets to consolidated investments in real estate assets:
Reportable segment investments in real estate	$30,476,127	$30,393,144
All other investments in real estate	1,684,473	1,716,895
Consolidated investments in real estate	$32,160,600	$32,110,039

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

Overview
We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® company, is a best-in-class, mission-driven life science
REIT making a positive and lasting impact on the world. With our founding in 1994, Alexandria pioneered the life science real estate niche. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative Megacampus™ ecosystems in
AAA life science innovation cluster locations, including Greater Boston, the San Francisco Bay Area, San Diego, Seattle, Maryland,
Research Triangle, and New York City. As of June 30, 2025, Alexandria has a total market capitalization of $25.7 billion and an asset base in North America that includes 39.7 million RSF of operating properties and 4.4 million RSF of Class A/A+ properties undergoing construction and one 100% pre-leased committed near-term project expected to commence construction in the next year.
We develop dynamic Megacampus ecosystems that enable and inspire some of the world’s most brilliant minds and innovative companies to create life-changing scientific and technological innovations. We believe in the utmost professionalism, humility, and teamwork. Our tenants include multinational pharmaceutical companies; public and private biotechnology companies; life science product, service, and medical device companies; digital health, advanced technology, and agtech companies; academic and medical research institutions; U.S. government research agencies; non-profit organizations; and venture capital firms. Alexandria has a long-
standing and proven track record of developing Class A/A+ properties clustered in highly dynamic and collaborative Megacampus environments that enhance our tenants’ ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science companies through our venture capital platform. We believe our unique business model and diligent underwriting ensure a high-quality and diverse tenant base that results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.
As of June 30, 2025:
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
A key element of our business strategy is our unique focus on Class A/A+ properties primarily located in collaborative
Megacampus ecosystems in AAA life science innovation clusters. Our Megacampus ecosystems are designed for optionality and scalability, offering our tenants a clear path to address their growth requirements, including through our future developments and redevelopments. Strategically located near top academic and medical research institutions and equipped with curated amenities and services, and convenient access to transit, our Megacampus ecosystems are designed to support our tenants in attracting and retaining top talent and in meeting our tenants’ growth needs, which we believe is a key driver of tenant demand for our properties. Our strategy also includes drawing upon our deep, broad, and long-standing real estate and life science industry relationships in order to retain tenants, identify and attract new and leading tenants, and source additional real estate.

Executive summary
Operating results

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income attributable to Alexandria’s common stockholders – diluted:
In millions	$(109.6)	$42.9	$(121.2)	$209.8
Per share	$(0.64)	$0.25	$(0.71)	$1.22
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$396.4	$405.5	$788.4	$809.4
Per share	$2.33	$2.36	$4.63	$4.71
For additional information, refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria
Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations” and to the tabular presentation of these items in “Results of operations” in Item 2.
A sector-leading REIT with a high-quality, diverse tenant base and strong margins

(As of June 30, 2025, unless stated otherwise)
Occupancy of operating properties in North America	90.8%	(1)
Percentage of total annual rental revenue in effect from Megacampus platform	75%
Percentage of total annual rental revenue in effect from investment-grade or publicly traded large cap tenants	53%

Adjusted EBITDA margin for the three months ended June 30, 2025	71%
Percentage of leases containing annual rent escalations	97%

Weighted-average remaining lease term:
Top 20 tenants	9.4	years
All tenants	7.4	years

Sustained strength in tenant collections:
July 2025 tenant rents and receivables collected as of the date of this report	99.4%
Tenant rents and receivables for the three months ended June 30, 2025 collected as of the date of this report	99.9%
(1)Reflects temporary vacancies aggregating 668,795 RSF, or 1.7%, which are now leased and expected to be occupied upon completion of building and/or tenant improvements. The weighted-average expected delivery date is January 2, 2026. Refer to “Summary of occupancy percentages in North America” in Item 2 for additional details.
Strong and flexible balance sheet with significant liquidity; top 10% credit rating ranking among all publicly traded U.S. REITs
As of June 30, 2025, unless stated otherwise:
•Net debt and preferred stock to Adjusted EBITDA of 5.9x and fixed-charge coverage ratio of 4.1x for the three months ended
June 30, 2025 annualized, with targets for the three months ended December 31, 2025 annualized of less than or equal to
5.2x and 4.0x to 4.5x, respectively.
•Significant liquidity of $4.6 billion.
•Only 9% of our total debt matures through 2027.
•12.0 years weighted-average remaining term of debt, longest among S&P 500 REITs.
•Since 2021, our quarter-end fixed-rate debt averaged 97.2%.
•Total debt and preferred stock to gross assets of 30%.
•$297.3 million of capital contribution commitments from existing consolidated real estate joint venture partners to fund construction from July 1, 2025 through 2027 and beyond, including $116.7 million from July 1, 2025 to December 31, 2025.

Leasing volume and rental rate increases
•Leasing volume of 769,815 RSF during the three months ended June 30, 2025.
•In July 2025, we executed the largest life science lease in company history with a long-standing multinational pharmaceutical tenant for a 16-year expansion build-to-suit lease, aggregating 466,598 RSF, located on the Campus Point by Alexandria
Megacampus in our University Town Center submarket. If this were included in the leasing volume for the three months ended
June 30, 2025, the total leased RSF would have increased to 1.2 million RSF for the three months ended June 30, 2025 from
769,815 RSF. Refer to “New Class A/A+ development and redevelopment properties: current projects” in Item 2 for additional information.
•Rental rate increases on lease renewals and re-leasing of space of 5.5% and 6.1% (cash basis) for the three months ended
June 30, 2025 and 13.2% and 6.9% (cash basis) for the six months ended June 30, 2025.
•84% of our leasing activity during the last twelve months was generated from our existing tenant base.

	June 30, 2025
	Three Months Ended	Six Months Ended
Total leasing activity – RSF	769,815	1,800,368
Lease renewals and re-leasing of space:
RSF (included in total leasing activity above)	483,409	1,367,817
Rental rate increase	5.5%	13.2%
Rental rate increase (cash basis)	6.1%	6.9%
Leasing of development and redevelopment space – RSF	131,768	138,198

Key operating metrics
•Total revenues
•$762.0 million, down 0.6%, for the three months ended June 30, 2025, compared to $766.7 million for the three months ended June 30, 2024. Excluding dispositions completed after January 1, 2024, total revenues would have increased by
5.1% for the three months ended June 30, 2025.
•$1.52 billion, down 1.0%, for the six months ended June 30, 2025, compared to $1.54 billion for the six months ended
June 30, 2024. Excluding dispositions completed after January 1, 2024, total revenues would have increased by 4.6% for the six months ended June 30, 2025.
•Net operating income (cash basis) of $2.0 billion for the three months ended June 30, 2025 annualized increased by
$111.4 million, or 5.8%, compared to the three months ended June 30, 2024 annualized. Refer to “Net operating income, net operating income (cash basis), and operating margin” under “Definitions and reconciliations” in Item 2 for a reconciliation of our net income to net operating income (cash basis).
•Same property net operating income changes
•(5.4)% and 2.0% (cash basis) for the three months ended June 30, 2025, compared to the three months ended June 30,
2024, which include lease expirations that became vacant during the three months ended March 31, 2025, aggregating
768,080 RSF across six properties and four submarkets, with a weighted-average lease expiration date of January 21,
2025. Excluding the impact of these lease expirations, same property net operating income changes for the three months ended June 30, 2025 would have been (2.1)% and 6.5% (cash basis). As of June 30, 2025, 153,658 RSF was leased with a weighted-average lease commencement date of April 30, 2026, and we expect to favorably resolve the remaining
614,422 RSF over the next several quarters. Refer to the “Summary of occupancy percentages in North America” in Item
2 for additional details.
•(4.3)% and 3.4% (cash basis) for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
•General and administrative expenses
•$59.8 million for the six months ended June 30, 2025, representing cost savings of $31.9 million, or 35%, compared to the six months ended June 30, 2024, primarily the result of cost-control and efficiency initiatives on reducing personnel-
related costs and streamlining business processes.
•As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended
June 30, 2025 were 6.3%, representing the lowest level in the past ten years, compared to 9.2% for the trailing twelve months ended June 30, 2024.

Dividend strategy to share net cash flows from operating activities with stockholders while retaining a significant portion for reinvestment
•Common stock dividend declared for the three months ended June 30, 2025 of $1.32 per share aggregating $5.26 per common share for the twelve months ended June 30, 2025, up 18 cents, or 3.5%, over the twelve months ended June 30,
2024.
•By maintaining our recent dividend at $1.32 per share, over $40 million of additional liquidity and equity capital can be reinvested annually.
•Dividend yield of 7.3% as of June 30, 2025.
•Dividend payout ratio of 57% for the three months ended June 30, 2025.
•Significant net cash flows provided by operating activities after dividends retained for reinvestment aggregating $2.3 billion for the years ended December 31, 2021 through 2024 and the midpoint of our 2025 guidance range.
Ongoing execution of Alexandria’s 2025 capital recycling strategy
We expect to fund a significant portion of our capital requirements for the year ending December 31, 2025 through dispositions of non-core assets, land, partial interest sales, and sales to owner/users. We expect dispositions of land to represent 20%–30% of our total dispositions and sales of partial interests in 2025 (in millions):

Completed dispositions	$261
Our share of pending transactions subject to non-refundable deposits, signed letters of intent, and/or purchase and sale agreement negotiations	525
Our share of completed and pending 2025 dispositions	786	40%
Additional targeted dispositions	1,164	60
2025 guidance midpoint for dispositions and sales of partial interests	$1,950	100%
Significant leasing progress on temporary vacancy

Occupancy as of June 30, 2025	90.8%	(1)
Temporary vacancies now leased with future delivery	1.7	(2)
Occupancy as of June 30, 2025, including leased, but not yet delivered space	92.5%
(1)Refer to “Summary of properties and occupancy” in Item 2 for additional details.
(2)Represents temporary vacancies as of June 30, 2025 aggregating 668,795 RSF, primarily in the Greater Boston, San Francisco Bay Area, and San Diego markets, which are now leased and expected to be occupied upon completion of building and/or tenant improvements. The weighted-average expected delivery date is January 2,
2026.
Key capital metrics as of or for the three months ended June 30, 2025
•$25.7 billion in total market capitalization.
•$12.4 billion in total equity capitalization.
•Non-real estate investments aggregating $1.5 billion:
•Unrealized gains presented in our consolidated balance sheet were $7.7 million, comprising gross unrealized gains and losses aggregating $180.2 million and $172.5 million, respectively.
•Investment loss of $30.6 million for the three months ended June 30, 2025 presented in our consolidated statement of operations consisted of $30.5 million of realized gains, $21.9 million of unrealized losses, and $39.2 million of impairment charges.
Key capital events
•Upon maturity on April 30, 2025, we repaid our 3.45% unsecured senior notes payable aggregating $600.0 million, using proceeds from our February 2025 unsecured senior notes payable offering.
•Under our common stock repurchase program authorized in December 2024, we may repurchase up to $500.0 million of our common stock through December 31, 2025.
•During the three months ended June 30, 2025, we did not repurchase any shares.
•As of the date of this report, the approximate value of shares authorized and remaining under this program was
$241.8 million.
•In August 2025, we expect to repay a secured construction loan held by our consolidated real estate joint venture at 99
Coolidge Avenue, a development project where we have a 76.9% interest. The project is currently 76% leased/negotiating and is expected to deliver in 2026. We expect to repay the loan aggregating $153.5 million which matures in 2026 and bears an interest rate of 7.16% as of June 30, 2025. As a result, we expect to recognize a loss on early extinguishment of debt of
$99 thousand for the write-off of unamortized deferred financing costs during the three months ending September 30, 2025.

External growth and investments in real estate
Alexandria’s development and redevelopment pipeline delivered incremental annual net operating income of $15 million, commencing during the three months ended June 30, 2025, with an additional $139 million of incremental annual net operating income anticipated to deliver by the fourth quarter of 2026 primarily from projects 84% leased/negotiating.
•During the three months ended June 30, 2025, we placed into service development and redevelopment projects aggregating
217,774 RSF that are 90% occupied across three submarkets and delivered incremental annual net operating income of
$15 million.
•A significant delivery during the three months ended June 30, 2025 was 119,202 RSF at 10935, 10945, and 10955
Alexandria Way located in this asset at the One Alexandria Square Megacampus in our Torrey Pines submarket.
•Improvements of 100 bps and 110 bps in initial stabilized yield and initial stabilized yield (cash basis), respectively, were primarily driven by leasing space at higher rental rates than previously underwritten and a $23 million reduction in total investment due to construction cost savings from overall project efficiencies.
•Annual net operating income (cash basis) from recently delivered projects is expected to increase by $57 million upon the burn-off of initial free rent, which has a weighted-average burn-off period of approximately three months.
•During 2025-2026, we expect to deliver annual net operating income representing nearly 9% of the total net operating income for 2024.
•74% of RSF in our total development and redevelopment pipeline is within our Megacampus ecosystems.

(dollars in millions)	Incremental Annual Net Operating Income		RSF		Occupied/ Leased/ Negotiating Percentage
Placed into service:
Three months ended March 31, 2025	$37		309,494		100%
Three months ended June 30, 2025	15	(1)	217,774		90
Total placed into service during six months ended June 30, 2025	$52	(1)	527,268		96%

Expected to be placed into service:
Third quarter of 2025 through fourth quarter of 2026	$139	(2)	1,155,041	(3)	84%	(4)
2027 through 2028(5)	261		3,270,238		28%
	$400
(1)Excludes incremental annual net operating income from recently delivered spaces aggregating 22,005 RSF that are vacant and/or unleased as of June 30, 2025.
(2)Includes expected partial deliveries through the fourth quarter of 2026 from projects expected to stabilize in 2027 and beyond, including speculative future leasing that is not yet fully committed. Refer to the initial and stabilized occupancy years under “New Class A/A+ development and redevelopment properties: current projects” in Item 2 for additional information.
(3)Represents the RSF related to projects expected to stabilize by the fourth quarter of 2026. Does not include RSF for partial deliveries through the fourth quarter of
2026 from projects expected to stabilize in 2027 and beyond.
(4)Represents the leased/negotiating percentage of development and redevelopment projects that are expected to stabilize during the second half of 2025 and 2026.
(5)Includes one 100% pre-leased committed near-term project expected to commence construction in the next year.

Trends that may affect our future results
Current identified key market trends and uncertainties that had or may have a negative effect on our business are discussed below. Although we seek to minimize the risks posed by these trends and uncertainties as discussed in the mitigating factors section below, there can be no assurance that these measures will be successful in preventing material impacts on our future results of operations, financial position, and cash flows. Refer to “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q and “Item 1A. Risk factors” within Part I in our annual report on Form 10-K for the year ended December 31, 2024 for discussion of additional risks we face.
•New competitive supply may exert pressure on our rental rates and adversely affect our operating results. During and after the COVID-19 pandemic, the shift toward hybrid and remote work arrangements has led certain office and other real estate companies to repurpose their underutilized office spaces into laboratory facilities. Our success and the success of other laboratory operators have prompted and may continue to prompt new and existing life science developers to commence speculative redevelopment and/or development projects in anticipation of demand for laboratory facilities. These conversion and speculative development projects have contributed to a significant influx of new laboratory properties in key markets such as Boston, San Diego, and the San Francisco Bay Area, heightening competitive pressures and diluting landlords’ pricing power in certain submarkets.
The increase in the supply of laboratory properties may persist in the near future, potentially intensifying competition and continuing to exert downward pressure on rental and occupancy rates. To remain competitive, retain existing tenants, or attract new tenants, we may need to reduce our future rental rates and/or offer more tenant improvement allowances or additional tenant concessions, including free rent. The table below reflects a trend of increasing tenant improvement and leasing commissions per RSF, free rent, rental rate increases related to our renewed/re-leased space, and occupancy:

	Tenant Improvements/ Leasing Commissions per RSF	Free Rent Concessions per Annum (leases executed in trailing 12 months)	Rental Rate Increases	Occupancy (as of each period end)
Fiscal year 2023	$26.09	0.6 months	29.4%	94.6%
Fiscal year 2024	$46.89	0.7 months	16.9%	94.6%
Six months ended June 30, 2025	$80.68	0.9 months	13.2%	90.8%
Midpoint of 2025 guidance	N/A		13.0%	91.7%
As of June 30, 2025, we anticipate that 4.4 million RSF of our projects undergoing construction and one 100% pre-leased committed near-term project expected to commence construction in the next year will be placed into service from 2025 through
2028 and will generate $400 million in future incremental annual net operating income. These projects are 49% leased or under lease negotiations as of June 30, 2025. Realization of the aforementioned risks could hinder our ability to secure tenants for the remaining unleased RSF related to these projects at the expected rates, or at all, potentially leading to a shortfall in, or delays in the commencement of, the projected incremental annual net operating income.
•Unfavorable capital markets and overall macroeconomic environment negatively impacting the value of our real estate and non-real estate portfolios may limit our ability to raise capital to further our business objectives.
The effective execution of our development and redevelopment activities is contingent upon our access to the required capital.
In 2025, we expect to incur $1.75 billion in construction spending at the midpoint of our 2025 guidance range.
•Lower property valuations and increased capitalization rates. A portion of our projected construction and acquisition and other opportunistic uses of capital spending is expected to be funded through dispositions and sales of partial interests in core and non-core real estate assets. Real estate investments are generally less liquid than many other investment types, which can present challenges in selling our properties timely or at desirable prices, especially in an environment of oversupply.
Real estate sales can be particularly challenging given the demand for real estate is impacted by an economic climate marked by ongoing uncertainties around tenant demand for space and elevated interest rates, in addition to those related to oversupply. Although the U.S. Federal Reserve lowered the federal funds target range during 2024 to 4.25%–4.50%
from 5.25%–5.50% at the end of 2023, interest rates remain elevated. This could continue to limit access to debt and/or equity financing for prospective buyers of our real estate assets, potentially eliminating their participation in the market or forcing them to seek more expensive alternative funding options. All other aspects being equal, such challenges for buyers lead to an excess of properties available for sale, which exert downward pressure on property valuations and elevate capitalization rates, adversely impacting the sales proceeds we expect from our real estate asset sales.

The new supply, discussed above, combined with high interest rates and reduced market liquidity, may result in a prolonged period of lower property valuations and higher capitalization rates, potentially leading to significant additional real estate impairments and making it more challenging to execute asset sales within expected timelines. For additional information about our sales of real estate, refer to “Sales of real estate assets and impairment of real estate” in Note 3 –
“Investments in real estate” to our unaudited consolidated financial statements in Item 1 for additional information. In
2025, we expect to complete dispositions and sales of partial interests of approximately $1.95 billion at the midpoint of our
2025 guidance range. However, we may not be able to achieve this and/or other targets disclosed in our 2025 guidance as a result of the uncertainties discussed in this section as well as in “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q and “Item 1A. Risk factors” within Part I in our annual report on Form
10-K for the year ended December 31, 2024.
The table below presents total dispositions and a trend of increasing capitalization rates associated with dispositions and sales of partial interests in our real estate assets (dollars in thousands), which is partly attributable to the quality of core and non-core assets we sold during each period. There is no assurance that this upward trend will stabilize or reverse in the future.

	Total Dispositions and Sales of Partial Interests	Impairment of Real Estate	Capitalization Rates(1)	Capitalization Rates (Cash Basis)(1)
2023	$1,314,414	$461,114	6.7%	5.9%
2024	$1,382,453	$223,068	7.7%	6.5%
Six months ended June 30, 2025	$260,640	$161,760	N/A
Midpoint of 2025 guidance	$1,950,000	N/A
(1)Capitalization rates are calculated only for stabilized operating assets sold. Refer to “Capitalization rates” under “Definitions and reconciliations” in item
2 for additional information.
•Increased cost and limited availability of capital. In February 2025, we issued $550.0 million of unsecured senior notes payable, primarily to refinance our $600.0 million unsecured senior notes payable that matured in April 2025. Currently, we do not expect to issue any additional new debt in 2025. However, should we encounter difficulties in selling our real estate assets at our targeted prices, we may need to increase our reliance on debt financing to fund our construction projects, which are projected to aggregate approximately $1.75 billion in construction spending based on the midpoint of our 2025 guidance. If the current high interest rate environment persists or worsens, the debt funding option could become costlier, less accessible, or even unavailable, potentially limiting our ability to complete our development and redevelopment projects on schedule and thereby delaying our expected incremental annual net operating income generation and negatively affecting our business.
The table below reflects interest rates related to our unsecured senior notes payable issued in 2023, 2024, and in
February 2025 (dollars in thousands). There is no assurance that high debt costs will not continue into the future.

	Unsecured Senior Notes Payable Issued	Interest Rate(1)
2023	$1,000,000	5.07%
2024	$1,000,000	5.57%
February 2025 issuance and midpoint of our 2025 guidance	$550,000	5.66%
(1)Includes amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
Furthermore, our active development and redevelopment projects under construction, primarily related to our
Megacampus ecosystems, have an estimated $2.9 billion of remaining costs to complete, of which $1.8 billion is not under contract as of June 30, 2025. We estimate that 30%–40% of these $1.8 billion costs represent costs of materials that may be subject to inflationary pressure and/or potential tariffs. Therefore, we estimate that each 10% increase in these costs of materials may result in a decline in initial stabilized yields of approximately 3.5–4.5 basis points for our existing active development and redevelopment projects. This estimate does not account for the cost of potential delays that may occur in receiving or replacing materials subject to tariffs.
•Capitalized Interest. In 2025, our capitalized interest and interest expenses are expected to be $335 million and
$200 million, respectively, each at the midpoints of our 2025 guidance ranges. Our strategic focus is on prioritizing the completion of our highly leased projects under construction. Additionally, we invest in our future pipeline with the goals of enhancing value and reducing the timeline to allow for vertical construction. This is in response to our expectation of increased future demand for these projects and is reflected in our expectation for capitalized interest. Refer to “Capitalized interest” under “Definitions and reconciliations” in Item 2 for additional information.

The challenging macroeconomic environment, including the elevated supply of laboratory space, high costs or unavailability of debt, and challenges in obtaining sufficient proceeds from real estate dispositions, as discussed above, have, however, necessitated and may continue to necessitate a reevaluation of our current plans and lead to a temporary suspension of our construction projects or delay of future projects. This could result in a decline in our capitalized interest for 2025 and beyond below our current projections and a further increase in interest expense recognized in our consolidated statement of operations.
The table below presents gross interest expense, capitalized interest, and interest expense in 2023 and 2024 and projections for 2025 based on the midpoint of our 2025 guidance (in thousands):

	Gross Interest Expense	Capitalized Interest	Interest Expense
2023	$438,182	$(363,978)	$74,204
2024	$516,799	$(330,961)	$185,838
Midpoint of our 2025 guidance	$535,000	$(335,000)	$200,000
During the six months ended June 30, 2025, our average real estate basis capitalized aggregated $8.1 billion. This includes
•$2.9 billion related to development and redevelopment projects under construction and one 100% pre-leased committed near-term project expected to commence construction in the next year;
•$1.0 billion related to smaller redevelopments and repositioning capital projects;
•$1.2 billion related to key future Megacampus expansion pre-construction work; and
•$3.0 billion related to future pipeline projects expected to reach key milestones in the second half of 2025 and 2026, including various phases of entitlement, design, site work, and other activities necessary to begin aboveground vertical construction, on April 3, 2026, on a weighted-average real estate investment basis. At that time, we may evaluate whether to proceed with future pre-construction and/or construction activities based on leasing demand and market conditions.
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
In such a challenging environment, distributions from our investments — which we may receive as dividends, as liquidation distributions from our investments in limited partnerships, or as a result of mergers and acquisitions that lead to our privately held investees being acquired by other entities — may be limited and could result in lower realized gains.
Moreover, should market conditions worsen, we may face challenges in selling these securities at optimal prices, potentially disrupting our capital strategy.
Due to the volatility in non-real estate investments, there is no assurance that we will be able to realize all of these gains or sustain our historical level of annual realized gains in the future. The table below presents realized gains, impairments, and unrealized losses on our non-real estate investments (in thousands):

	Non-Real Estate Investments
	Realized Gains(1)	Impairments	Unrealized Losses
2023	$80,628	$74,550	$201,475
2024	$117,214	$58,090	$112,246
Six months ended June 30, 2025	$59,865	$50,396	$90,083
Midpoint of our 2025 guidance	$115,000	N/A
(1)Excludes impairment charges.
Gross unrealized gains related to non-real estate investments as of June 30, 2025, December 31, 2024, and
December 31, 2023 aggregated to $180.2 million, $228.1 million, and $320.4 million, respectively.
Unfavorable market conditions could also indicate potential impairment of our investments in privately held entities that do not report NAV per share and lead to the recognition of additional significant non-real estate impairments.
•Government policy and regulatory disruption. Recent and ongoing policy actions by the U.S. government have introduced significant volatility and uncertainty into the life science ecosystem, with direct implications for our tenants, non-real estate investments, and our overall business. Material developments include National Institutes of Health (“NIH”) and U.S. Food and Drug Administration (“FDA”) workforce reductions, The Centers for Medicare & Medicaid Services (“CMS”)
reimbursement cuts, a cap on NIH grant cost recovery, and defunding of research at certain U.S. research institutions.
These changes have led to the suspension of many research projects, delays in regulatory reviews and approvals of drugs and other medical products, and increased barriers to clinical and regulatory progress, including for early-stage life science companies. Moreover, foreign markets, especially China, are rapidly gaining ground as global biotech leaders due to centralized funding, and faster regulatory timelines. The U.S. life science industry risks losing its competitive advantage as companies increasingly look abroad to conduct research. Combined with new immigration restrictions that affect international research talent, these actions threaten the long-term viability of the U.S. biomedical industry. The cumulative effect of these developments may significantly reduce tenant demand for U.S. life science real estate. At the same time, trade tensions and widespread tariffs may increase the cost of capital and and key materials, which could delay or reduce our development pipeline. Refer to “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on
Form 10-Q for more information.
The realization of any of the aforementioned risks could have a material adverse impact on our revenues, particularly our income from rentals, net operating income, results of operations, funds from operations, operating margins, initial stabilized yields
(unlevered) on new or existing construction projects, occupancy, EPS, FFO per share, our overall business, and the market value of our common stock.
•Mitigating factors:
•Megacampus strategy: focus on premier Class A/A+ assets in AAA life science innovation cluster locations.
Alexandria has established a high-quality Labspace® asset base predominantly concentrated in markets with high barriers to entry. Despite a recent increase in the availability of laboratory space, we expect to continue to benefit from our focus on Class A/A+ assets strategically clustered in Megacampus ecosystems in AAA life science innovation cluster locations in close proximity to top academic and medical research institutions. This proximity is a key driver of tenant demand.
These campuses are used in two distinct ways: (i) to house the research operations of our tenants and (ii) to recruit and retain the best talent available from a limited pool, which underscores why their scale, strategic design, and location are critical.
Chief executive officers of life science companies typically anticipate rapid and exponential growth upon their companies’
achievement of scientific milestones. Our Megacampus ecosystems, which offer both high visibility and a clear path for growth, are designed for scalability to accommodate our tenants’ growth. Our future developments and redevelopments aggregate 27.5 million RSF as of June 30, 2025, of which 74% is concentrated within our Megacampus ecosystems. Their strategic locations and path for growth serve as powerful incentives for tenants to lease space from us.
Moreover, our tenants recognize that their success is directly linked to their ability to attract and retain personnel to advance their science. With our Megacampus ecosystems, we aim to provide a superior set of amenities, services, and access to transit that offer valuable optionality. With inspiring design and people-centric amenities, we believe these campuses enhance our tenants’ confidence in using these spaces as effective recruiting tools. In contrast, a significant amount of the competitive supply in the market today consists of isolated, one-off buildings. These facilities may provide operational space, but we believe they may fall short in offering the scale and strategic design that our Megacampus ecosystems deliver.
Consequently, we believe an external growth strategy that focuses on the development of new Megacampus ecosystems, and the enhancement of existing ones, serves as our most effective defense against competitive supply. Over the past three decades, we have established a significant market presence in AAA innovation cluster locations, where our
Megacampus properties have been providing our life science tenants with a comprehensive solution, one that is challenging to replicate due to the significant time and capital required to build this model. We believe our focus on our
Megacampus strategy will continue to position us favorably over the supply of new competitive laboratory spaces. This strategy is partially responsible for our 2025 performance metrics listed below, which have been achieved despite the current challenging macroeconomic environment:
•Occupancy of 90.8% as of June 30, 2025.
•Rental rate increases of 13.2% and 6.9% (cash basis) for the six months ended June 30, 2025.
•Leasing volume aggregating 1.8 million RSF for the six months ended June 30, 2025.
•In July 2025, we executed the largest life science lease in company history with a long-standing multinational pharmaceutical tenant for a 16-year expansion build-to-suit lease, aggregating 466,598 RSF, located on the
Campus Point by Alexandria Megacampus in our University Town Center submarket.
•The weighted-average lease term for leases executed during six months ended June 30, 2025 was 10.2 years.
•Projects expected to stabilize in 2025 and 2026 are 84% leased/negotiating.

•Operational excellence of our team. Alexandria focuses on operational excellence in direct asset management and operations of our Labspace® asset base. Our team is composed of highly experienced, educated, and professionally credentialed facilities specialists. This expertise is essential in ensuring a secure and efficient environment for groundbreaking scientific research and has been cultivated and maintained over many years. The demanding nature of laboratory-based scientific research requires strict adherence to safety standards set by local, state, and federal regulatory bodies. Key compliance aspects include good manufacturing practice and Clinical Laboratory Improvement
Amendments (CLIA) certifications, adherence to national biosafety level guidelines, proper permitting and handling of hazardous waste generation and chemical storage, maintenance of safety stations, effective management of ultra-low temperature freezers, and careful licensing and management of radioactive materials.
•Strength of our brand. As a recognized leader in the life science and real estate sectors, Alexandria has successfully built a diverse and high-quality tenant base. Over the past three decades, we have fostered long-standing relationships and strategic partnerships with our tenants, which have enabled us to maintain strong occupancy, leasing, and growth in net operating income and cash flows and to effectively navigate through various economic cycles. Key indicators of our brand strength include the following:
•As of June 30, 2025, 84% of our leasing activity during the last twelve months was generated from our existing tenant base.
•As of June 30, 2025, 89% of our top 20 tenant annual rental revenue is derived from investment-grade or publicly traded large cap companies.
•As of June 30, 2025, our occupancy is 90.8%.
•Our tenant collections have remained consistently high over the last four years, averaging 99.8% since the beginning of 2021 through June 30, 2025.
•Life science fundamentals. We monitor market demand trends, particularly in the life science industry, to optimally align our property offerings with tenant requirements. The life science industry has shown strong long-term growth, fueled by multifaceted sources of funding, including private venture capital, biopharma R&D spend, government funding, and philanthropic support for biomedical innovation. We believe our focus on high-quality Labspace® assets in prime locations positions us to effectively capitalize on these ongoing trends:
•The R&D expenditures by U.S. publicly traded life science companies nearly doubled in 2023 compared to 2014. As of December 31, 2024, 17 of the top 20 pharma R&D spenders (for the year 2023) are Alexandria tenants.
•The sector’s growth is further supported by substantial funding of life science companies by private-venture capital, which aggregated over $40 billion in 2024, or over 2.5x the capital deployed in 2014.
•Prudent financial management. Our strong and flexible balance sheet and prudent balance sheet management are key factors in our ability to navigate economic uncertainties and capitalize on new opportunities. The strength of our financial position is highlighted by several key indicators:
•Our significant liquidity of $4.6 billion as of June 30, 2025 provides us the flexibility to address our operational needs and to pursue strategic opportunities.
•We expect to have the ability to self-fund a large portion of our capital requirements through the following sources in
2025:
•$475 million in net cash provided by operating activities after dividends, at the midpoint of our 2025 guidance range.
•$297.3 million in capital contributions to fund construction expected from our existing consolidated real estate joint venture partners from July 1, 2025 through December 31, 2027 and beyond, including $116.7 million from
July 1, 2025 to December 31, 2025.
•$1.95 billion from dispositions and sales of partial interests in real estate assets at the midpoint of our 2025 guidance range.
•As of June 30, 2025, our credit ratings from S&P Global Ratings and Moody’s Ratings were BBB+ and Baa1, respectively, which continued to rank in the top 10% among all publicly traded U.S. REITs.
•Our net debt and preferred stock to Adjusted EBITDA ratio was 5.9x for the three months ended June 30, 2025 annualized, with a target of less than or equal to 5.2x for the fourth quarter of 2025 annualized.
•As of June 30, 2025, our fixed-rate debt represents 90.6% of our total debt, which provides predictability in debt servicing costs. Since 2021, our quarter-end fixed-rate debt averaged 97.2%.
•Our debt maturity schedule is well laddered, which provides us with financial flexibility and reduces short-term refinancing risks. As of June 30, 2025, only 9% of our debt matures through 2027.
•As of June 30, 2025, the weighted-average remaining term of our debt is 12.0 years, longest among S&P 500 REITs, demonstrating our strategic approach to debt management and our focus on maintaining manageable annual debt maturities.
•Other mitigating factors
•Improvement in office market. The increase in demand for premium office space since 2024, primarily driven by the technology sector, particularly companies focused on artificial intelligence, absorbed some of the market’s supply previously anticipated for life science use, which is now being repositioned back into offices. High ceilings, improved ventilation systems, and abundant natural light have become highly desirable features, appealing to office and advanced technology tenants. We expect this trend may lead to the exit from the life science sector of inexperienced life science real estate developers and expedite the resolution of the oversupply impacting the sector.
•Projected decrease in general and administrative expenses. Over the past two years, we have implemented comprehensive measures to reduce our expenditures across our organization, including our general and administrative expenses, which provided savings during the year ended December 31, 2024, compared to the year ended December 31, 2023, and are expected to provide significant savings in 2025 and beyond. With these initiatives, we anticipate a reduction in general and administrative expenses of approximately $49 million, or 29%, during the year ending December 31, 2025, based on the midpoint of our 2025 guidance range, compared to the year ended December 31, 2024. These savings are expected to stem from a variety of implemented cost-control and efficiency initiatives, including, but not limited to, the following:
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
A significant portion, but not all, of the cost reductions expected to be achieved in 2025 is anticipated to continue beyond 2025.

Operating summary

Same Property Net Operating Income Performance		Rental Rate Growth: Renewed/Re-Leased Space

Margins(2)		Favorable Lease Structure(3)
Operating	Adjusted EBITDA	Strategic Lease Structure by Owner and Operator of Collaborative Megacampus Ecosystems
71%	71%	Increasing cash flows
		Percentage of leases containing annual rent escalations	97%
		Stable cash flows
Long-Duration Lease Terms(4)		Percentage of triple net leases	91%
9.4 Years	7.4 Years	Lower capex burden
		Percentage of leases providing for the recapture of capital expenditures	92%
Top 20 Tenants	All Tenants

Net Debt and Preferred Stock to Adjusted EBITDA(5)		Fixed-Charge Coverage Ratio(5)

4.0x to 4.5x
(1)
(4.3)%

2024	YTD 6/30/25

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
(2)For the three months ended June 30, 2025.
(3)Percentages calculated based on our annual rental revenue in effect as of June 30, 2025.
(4)Represents the weighted-average remaining term based on annual rental revenue in effect as of June 30, 2025.
(5)Quarter annualized.

Stable Cash Flows From Our High-Quality and Diverse Mix of Approximately 750 Tenants

Investment-Grade or Publicly Traded Large Cap Tenants

89%

of ARE’s Top 20 Tenant Annual Rental Revenue

53%

of ARE’s Total Annual Rental Revenue
Percentage of ARE’s Annual Rental Revenue
Life Science
Product,
Service, and
Device
Multinational
Pharmaceutical
Public
Biotechnology –
Approved or
Marketed
Product
Public
Biotechnology –
Preclinical or
Clinical Stage
Private
Biotechnology
Other(3)
Biomedical
Institutions(1)
Government
Institutions
Advanced Technologies(2)
As of June 30, 2025. Annual rental revenue represents amounts in effect as of June 30, 2025. Refer to “Definitions and reconciliations” in Item 2 for additional information.
(1)79% of our annual rental revenue from biomedical institutions is from investment-grade or publicly traded large cap tenants.
(2)63% of our annual rental revenue from advanced technology tenants is from investment-grade or publicly traded large cap tenants.
(3)Represents the percentage of our annual rental revenue generated by professional services, finance, telecommunications, construction/real estate companies, and retail-related tenants.

Strong, Broad, and Diverse Life Science Tenant Base Drives Solid Leasing and Long-Term Remaining Lease Terms

	Long-Duration Life Science Lease Terms
		Remaining Lease Term (in years)(1)
	Multinational Pharmaceutical	7.1
	Life Science Product, Service, and Device	6.6
	Government Institutions	5.1
	Biomedical Institutions	7.8
	Private Biotechnology	7.2
	Public Biotechnology	7.1

Percentage of Life Science Leasing Activity by RSF(2)
Multinational
Pharmaceutical
Public
Biotechnology
Life Science
Product,
Service, and
Device
Biomedical
Institutions
Private
Biotechnology
Other
Advanced
Technologies
(1)Average remaining lease term based on annual rental revenue in effect as of June 30, 2025.
(2)Represents the percentage of RSF for leases executed during the three months ended June 30, 2025 for each respective business type.

Sustained Operational Excellence and Strength in Tenant Collections

Tenant Rents And Receivables Collected(1)	99.9% 2Q25
99.4% July 2025
99.8% Average Tenant Collections 1Q21–2Q25

(1)Represents tenant collections for each quarter-end as of each respective quarterly or annual report filing date.

Leasing Activity
The following table summarizes our leasing activity at our properties:

	Three Months Ended			Six Months Ended			Year Ended
	June 30, 2025			June 30, 2025			December 31, 2024
(Dollars per RSF)	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	5.5%		6.1%	13.2%		6.9%	16.9%	7.2%
New rates	$64.78		$68.27	$60.11		$59.72	$65.48	$64.18
Expiring rates	$61.38		$64.36	$53.10		$55.84	$56.01	$59.85
RSF	483,409			1,367,817			3,888,139
Tenant improvements/ leasing commissions	$49.59			$80.68	(2)		$46.89
Weighted-average lease term	9.4 years			9.8 years			8.5 years

Developed/redeveloped/ previously vacant space leased(3)
New rates	$58.12		$58.73	$55.31		$55.61	$59.44	$57.34
RSF	286,406			432,551			1,165,815
Weighted-average lease term	12.3 years			11.5 years			10.0 years

Leasing activity summary (totals):
New rates	$62.30		$64.72	$58.96		$58.73	$64.16	$62.68
RSF	769,815	(4)		1,800,368			5,053,954
Weighted-average lease term	10.5 years			10.2 years			8.9 years

Lease expirations(1)
Expiring rates	$63.31		$63.62	$53.95		$55.17	$53.82	$57.24
RSF	825,583			2,748,631			5,005,638
Leasing activity includes 100% of results for properties in North America in which we have an investment.
(1)Excludes month-to-month leases aggregating 163,493 RSF and 136,131 RSF as of June 30, 2025 and December 31, 2024, respectively. During the trailing twelve months ended June 30, 2025, we granted free rent concessions averaging 0.9 months per annum.
(2)Includes tenant improvements and leasing commissions for one 11.4-year lease, executed during the three months ended March 31, 2025, at the Alexandria Technology
Square® Megacampus in our Cambridge submarket aggregating 119,280 RSF. Excluding this lease, tenant improvements and leasing commissions per RSF for the six months ended June 30, 2025 was $47.01.
(3)Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 for additional information, including total project costs.
(4)In July 2025, we executed the largest life science lease in company history with a long-standing multinational pharmaceutical tenant for a 16-year expansion build-to-suit lease, aggregating 466,598 RSF, located on the Campus Point by Alexandria Megacampus in our University Town Center submarket. If this were included in the leasing volume for the three months ended June 30, 2025, the total leased RSF would have increased to 1.2 million RSF for the three months ended June 30, 2025 from 769,815
RSF.

Summary of contractual lease expirations
The following table summarizes the contractual lease expirations at our properties as of June 30, 2025:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Annual Rental Revenue
2025 (2)	1,320,692	3.7%	$51.73	3.3%
2026	3,137,647	8.9%	$57.29	8.8%
2027	3,393,561	9.6%	$50.88	8.4%
2028	4,015,759	11.4%	$50.83	10.0%
2029	2,286,491	6.5%	$48.02	5.4%
2030	3,078,313	8.7%	$43.50	6.5%
2031	3,585,208	10.2%	$54.35	9.5%
2032	993,042	2.8%	$57.50	2.8%
2033	2,592,303	7.3%	$47.59	6.0%
2034	3,063,408	8.7%	$68.56	10.2%
Thereafter	7,838,957	22.2%	$76.19	29.1%
Contractual lease expirations for properties classified as held for sale as of June 30, 2025 are excluded from the information on this page.
(1)Represents amounts in effect as of June 30, 2025.
(2)Excludes month-to-month leases aggregating 163,493 RSF as of June 30, 2025.

The following tables present our lease expirations by market for the remainder of 2025 and for 2026 as of June 30, 2025:

	2025 Contractual Lease Expirations (in RSF)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment(1)	Remaining Expiring Leases(2)	Total(3)	Annual Rental Revenue (per RSF)(4)

Greater Boston	214,399	—	—	145,329	359,728	$35.89
San Francisco Bay Area	134,423	10,208	—	279,182	423,813	95.48
San Diego	23,327	—	—	68,081	91,408	55.21
Seattle	1,868	—	—	54,781	56,649	32.64
Maryland	41,283	—	—	23,469	64,752	22.61
Research Triangle	10,478	8,368	—	34,461	53,307	43.56
New York City	—	—	—	30,384	30,384	96.62
Texas	—	—	198,972	—	198,972	N/A
Canada	—	—	—	40,679	40,679	10.65
Non-cluster/other markets	—	—	—	1,000	1,000	N/A
Total	425,778	18,576	198,972	677,366	1,320,692	$51.73
Percentage of expiring leases	32%	1%	15%	52%	100%

	2026 Contractual Lease Expirations (in RSF)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment	Remaining Expiring Leases(2)	Total	Annual Rental Revenue (per RSF)(4)

Greater Boston	60,418	11,897	—	514,566	586,881	$89.16
San Francisco Bay Area	28,454	—	—	686,304	714,758	72.57
San Diego	—	—	—	846,084	846,084	48.90
Seattle	29,604	50,552	—	111,720	191,876	30.42
Maryland	—	—	—	255,147	255,147	18.85
Research Triangle	19,753	—	—	159,362	179,115	39.19
New York City	—	—	—	73,363	73,363	103.16
Texas	—	—	—	—	—	—
Canada	—	247,743	—	1,755	249,498	21.57
Non-cluster/other markets	—	9,266	—	31,659	40,925	85.36
Total	138,229	319,458	—	2,679,960	3,137,647	$57.29
Percentage of expiring leases	4%	10%	0%	86%	100%
Contractual lease expirations for properties classified as held for sale as of June 30, 2025 are excluded from the information on this page.
(1)Primarily represents assets that were recently acquired for future development or redevelopment opportunities, for which we expect, subject to market conditions and leasing, to commence first-time conversion from non-laboratory space to laboratory space, or to commence future ground-up development. As of June 30, 2025, the weighted-average annual rental revenue and expiration date of these leases expiring in 2025 is $895 thousand and July 1, 2025, respectively. Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 2 for additional details, including development and redevelopment square feet currently included in rental properties.
(2)Includes 12 properties primarily located in Greater Boston, the San Francisco Bay Area, and San Diego markets aggregating 868,289 RSF with a weighted-average lease expiration date of February 9, 2026 and annual rental revenue aggregating $70 million and are expected to be re-leased to new tenants, including the following:
(i)Three recently acquired properties in our Greater Stanford submarket aggregating 213,705 RSF for which we are evaluating options to reposition the campus for advanced technology use;
(ii)One property aggregating 118,225 RSF in our Torrey Pines submarket for which we are evaluating options to re-lease or reposition the space from single tenancy to multi-tenancy; and
(iii)One lease expiration aggregating 34,714 RSF at our Alexandria Technology Square Megacampus in our Cambridge submarket for which we are in the process of repositioning the building for multi-tenant use.
We continue to evaluate the business plans and re-leasing strategies for these projects.
(3)Excludes month-to-month leases aggregating 163,493 RSF as of June 30, 2025.
(4)Represents amounts in effect as of June 30, 2025.

Top 20 tenants
89% of Top 20 Tenant Annual Rental Revenue Is From Investment-Grade
or Publicly Traded Large Cap Tenants(1)
Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for greater than
5.5% of our annual rental revenue in effect as of June 30, 2025. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of June 30, 2025 (dollars in thousands, except average market cap amounts):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)		Percentage of Annual Rental Revenue(1)	Investment-Grade Credit Ratings		Average Market Cap (in billions)

	Tenant							Moody’s	S&P
1	Bristol-Myers Squibb Company(2)	5.8		1,312,184	$113,542		5.5%	A2	A	$106.0
2	Eli Lilly and Company	9.3		1,086,165	91,233		4.4	Aa3	A+	$791.0
3	Moderna, Inc.	10.9		496,814	88,729		4.3	—	—	$19.5
4	Takeda Pharmaceutical Company Limited	9.9		549,759	47,899		2.3	Baa1	BBB+	$45.0
5	AstraZeneca PLC	6.4		450,848	39,637		1.9	A1	A+	$227.0
6	Eikon Therapeutics, Inc.(3)	13.5		311,806	38,913		1.9	—	—	$—
7	Roche	7.7		647,069	36,373		1.7	Aa2	AA	$255.0
8	Illumina, Inc.	5.4		857,967	35,924		1.7	Baa3	BBB	$18.1
9	Alphabet Inc.	2.3		625,015	34,899		1.7	Aa2	AA+	$2,120.0
10	United States Government	5.1		429,359	29,502	(4)	1.4	Aaa	AA+	$—
11	Uber Technologies, Inc.	57.3	(5)	1,009,188	27,809		1.3	Baa1	BBB	$155.0
12	Novartis AG	3.1		387,563	27,709		1.3	Aa3	AA-	$238.0
13	Cloud Software Group, Inc.	1.0	(6)	292,013	26,446		1.3	—	—	$—
14	Boston Children's Hospital	11.7		309,231	26,294		1.3	Aa2	AA	$—
15	The Regents of the University of California	9.9		363,974	25,309		1.2	Aa2	AA	$—
16	Sanofi	5.5		267,278	21,851		1.0	Aa3	AA	$132.0
17	New York University	7.1		218,983	21,110		1.0	Aa2	AA-	$—
18	Merck & Co., Inc.	8.2		333,124	21,001		1.0	Aa3	A+	$250.0
19	Charles River Laboratories, Inc.	10.0		250,905	20,535		1.0	—	—	$8.9
20	Massachusetts Institute of Technology	4.5		242,428	20,529		1.0	Aaa	AAA	$—
	Total/weighted-average	9.4	(5)	10,441,673	$795,244		38.2%
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
(1)Based on total annual rental revenue in effect as of June 30, 2025.
(2)During the three months ended June 30, 2025, Bristol-Myers Squibb Company acquired 2seventy bio, Inc., which was a Top 20 tenant as of March 31, 2025.
(3)Eikon Therapeutics, Inc. is a private biotechnology company led by renowned biopharma executive Roger Perlmutter, formerly an executive vice president at Merck & Co.,
Inc. As of February 25, 2025, the company has raised over $1.2 billion in private venture capital funding.
(4)Includes leases, which are not subject to annual appropriations, with governmental entities such as the National Institutes of Health and the General Services
Administration. Approximately 3% of the annual rental revenue derived from our leases with the United States Government is cancellable prior to the lease expiration date.
(5)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) in our Mission Bay submarket owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue from our unconsolidated real estate joint ventures. Excluding these ground leases, the weighted-average remaining lease term for our top 20 tenants was 7.6 years as of June 30, 2025.
(6)Represents one lease encompassing four properties acquired in 2022 that we expect to reposition upon lease expiration. This lease with Cloud Software Group, Inc.
(formerly known as TIBCO Software, Inc.) was in place when we acquired the properties. Refer to footnote 2 in “Summary of contractual lease expirations” in Item 2 for additional details.

Locations of properties
Our properties are strategically located in AAA life science innovation cluster markets. The following table sets forth the total
RSF, number of properties, and annual rental revenue in effect as of June 30, 2025 in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	9,270,787	632,850	1,626,322	11,529,959	26%	65	$731,510	35%	$87.55
San Francisco Bay Area	7,991,106	212,796	344,934	8,548,836	20	64	459,269	22	69.82
San Diego	6,851,449	784,590	—	7,636,039	17	74	324,236	16	49.91
Seattle	3,178,090	227,577	—	3,405,667	8	45	130,470	6	45.45
Maryland	3,848,923	—	—	3,848,923	9	50	155,975	7	43.70
Research Triangle	3,825,870	—	—	3,825,870	9	38	107,155	5	30.19
New York City	921,800	—	—	921,800	2	4	75,006	4	91.48
Texas	1,845,159	—	73,298	1,918,457	4	15	37,761	2	24.93
Canada	979,575	—	56,314	1,035,889	2	11	20,208	1	22.74
Non-cluster/other markets	349,099	—	—	349,099	1	10	14,577	1	57.54
Properties held for sale	679,383	—	—	679,383	2	8	25,063	1	43.66
North America	39,741,241	1,857,813	2,100,868	43,699,922	100%	384	$2,081,230	100%	$58.68
		3,958,681
Summary of occupancy percentages in North America
Solid Historical Occupancy of 95% Over Past 10 Years(1) From Historically Strong Demand for Our
Class A/A+ Properties in AAA Locations
The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	6/30/25		3/31/25	6/30/24	6/30/25	3/31/25	6/30/24
Greater Boston	90.1%	(2)	91.8%	94.2%	76.7%	78.4%	81.7%
San Francisco Bay Area	88.9	(2)	90.3	94.0	85.2	86.3	90.7
San Diego	94.8		94.3	95.1	94.8	94.3	95.1
Seattle	90.3		91.5	94.7	90.3	91.5	93.7
Maryland	93.9		94.1	96.5	93.9	94.1	96.5
Research Triangle	92.8	(2)	93.4	97.4	92.8	93.4	97.4
New York City	88.9	(3)	87.6	85.1	88.9	87.6	85.1
Texas	82.1	(2)	82.1	95.5	78.9	78.9	91.8
Subtotal	91.0		91.8	94.7	86.3	87.1	90.2
Canada	90.7		94.6	94.9	85.8	82.4	82.5
Non-cluster/other markets	72.6		73.0	75.6	72.6	73.0	75.6
North America	90.8%	(2)(4)	91.7%	94.6%	86.2%	86.9%	89.9%
(1)Represents the average occupancy percentage of operating properties as of each December 31 from 2016 through 2024 and as of June 30, 2025.
(2)Includes previously disclosed lease expirations that became vacant during the three months ended March 31, 2025 aggregating 768,080 RSF across six properties and four submarkets comprising the following: (i) 182,054 RSF at the Alexandria Technology Square® Megacampus in our Cambridge submarket, (ii) 234,249 RSF at
409 Illinois Street in our Mission Bay submarket, (iii) one property aggregating 104,531 RSF in our Research Triangle market, and (iv) two properties aggregating
247,246 RSF in our Austin submarket. As of June 30, 2025, 153,658 RSF was leased with a weighted-average lease commencement date of April 30, 2026, and we expect to favorably resolve the remaining 614,422 RSF over the next several quarters.
(3)The Alexandria Center® for Life Science – New York City Megacampus is 97.8% occupied as of June 30, 2025. Occupancy percentage in our New York City market reflects vacancy at the Alexandria Center® for Life Science – Long Island City property, which was 52.2% occupied as of June 30, 2025.
(4)Includes temporary vacancies as of June 30, 2025 aggregating 668,795 RSF, or 1.7%, primarily in the Greater Boston, San Francisco Bay Area, and San Diego markets, which are leased and expected to be occupied upon completion of building and/or tenant improvements. The weighted-average expected delivery date is January 2,
2026.

Investments in real estate
A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new
Class A/A+ properties, and property enhancements identified during the underwriting of certain acquired properties, primarily located in collaborative Megacampus ecosystems in AAA life science innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of a wide range of tenants. Upon completion, each development or redevelopment project is expected to generate increases in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. Our pre-construction activities are undertaken in order to prepare the property for its intended use and include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements.
Our investments in real estate consisted of the following as of June 30, 2025 (dollars in thousands):

		Development and Redevelopment
		Under Construction		100% Pre-leased Committed Near Term(1)
	Operating	2025 and 2026	2027 and Beyond		Future	Subtotal	Total
Square footage
Operating	39,061,858	—	—	—	—	—	39,061,858
Future Class A/A+ development and redevelopment properties	—	1,155,041	2,803,640	466,598	24,754,090	29,179,369	29,179,369
Future development and redevelopment square feet currently included in rental properties(2)	—	—	—	(52,620)	(2,525,858)	(2,578,478)	(2,578,478)
Total square footage, excluding properties held for sale	39,061,858	1,155,041	2,803,640	413,978	22,228,232	26,600,891	65,662,749

Properties held for sale	679,383	—	—	—	878,205	878,205	1,557,588
Total square footage	39,741,241	1,155,041	2,803,640	413,978	23,106,437	27,479,096	67,220,337

Investments in real estate
Gross book value as of June 30, 2025(3)	$29,681,626	$1,128,865	$2,657,516	$19,965	$4,819,006	$8,625,352	$38,306,978

(1)Represents a single-tenant project that expands the existing Campus Point by Alexandria Megacampus, where we currently have a 55% interest. The project is fully leased to a longtime multinational pharmaceutical tenant that currently occupies two buildings within the Megacampus, one building aggregating 52,620 RSF and another building aggregating 52,853 RSF. At the end of 2025, the tenant will vacate the 52,620 RSF building to allow for the demolition and development of the new, build-to-suit life science building at this site. Upon delivery of the new purpose-built property anticipated to occur in 2028, the tenant will vacate the 52,853 RSF building to allow for the construction of an amenity which will service the entire Megacampus. We expect to fund the majority of future construction costs at the Megacampus until our ownership interest increases from 55% to 75%, after which future capital would be contributed pro-rata with our joint venture partner.
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

Dispositions and sales of partial interests
Our completed dispositions and sales of partial interests of real estate assets during the six months ended June 30, 2025 and pending as of the date of this report consisted of the following (dollars in thousands):

				Square Footage				Gain on Sales of Real Estate
Property	Submarket/Market	Date of Sale	Interest Sold	Operating	Future Development	Sales Price
Completed during the six months ended June 30, 2025:
Properties with vacancies
2425 Garcia Avenue and 2400/2450 Bayshore Parkway	Greater Stanford/San Francisco Bay Area	6/30/25	100%	95,901	—	$11,000		$—
Other						18,352		12,661

Land
Costa Verde by Alexandria	University Town Center/San Diego	1/31/25	100%	—	537,000	124,000	(1)	—
Land parcel	Texas	5/7/25	100%	—	1,350,000	73,287		—
Other land parcels						34,000		504
						260,639		$13,165
Our share of pending dispositions and sales of partial interests subject to non-refundable deposits, signed letters of intent, and/or purchase and sale agreement negotiations						524,745
Our share of completed and pending 2025 dispositions and sales of partial interests						$785,384
2025 guidance range for dispositions and sales of partial interests					$1,450,000 – $2,450,000
2025 guidance midpoint for dispositions and sales of partial interests						$1,950,000

(1)As part of a completed transaction, we provided seller financing of $91.0 million. This note receivable is classified within “Other assets” in our consolidated balance sheet. Refer to Note 8 – “Other assets” to our consolidated financial statements for additional information.

New Class A/A+ development and redevelopment properties
ALEXANDRIA’S DEVELOPMENT AND REDEVELOPMENT
DELIVERIES ARE EXPECTED TO PROVIDE INCREMENTAL
GROWTH IN ANNUAL NET OPERATING INCOME

Placed Into Service	Near-Term Deliveries	Intermediate-Term Deliveries
1H25	3Q25–4Q26	2027–2028

$52M	$139M	$261M

96% Occupied	84% Leased/Negotiating	28% Leased/Negotiating
527,268 RSF	1.2 million RSF	3.3 million RSF
(2)
(5)
(4)
(1)
(3)
For the definition of “Net operating income” and a reconciliation from the most directly comparable GAAP measure, refer to the “Definitions and reconciliations” in Item 2.
(1)Excludes incremental annual net operating income from recently delivered spaces aggregating 22,005 RSF that are vacant and/or unleased as of June 30, 2025.
(2)Includes expected partial deliveries through the fourth quarter of 2026 from projects expected to stabilize in 2027 and beyond, including speculative future leasing that is not yet fully committed. Our share of incremental annual net operating income from development and redevelopment projects expected to be placed into service primarily commencing from the third quarter of 2025 through the fourth quarter of 2026 is projected to be $103 million. Refer to the initial and stabilized occupancy years under “New Class A/A+ development and redevelopment properties: current projects” in Item 2 for additional details.
(3)Our share of incremental annual net operating income from development and redevelopment projects expected to be placed into service primarily commencing from 2027 through 2028 is projected to be $236 million.
(4)Represents the leased/negotiating percentage of development and redevelopment projects that are expected to stabilize during the second half of 2025 and 2026.
(5)Represents the RSF related to projects expected to stabilize by the fourth quarter of 2026. Does not include RSF for partial deliveries through the fourth quarter of 2026 from projects expected to stabilize in 2027 and beyond.

New Class A/A+ development and redevelopment properties: recent deliveries
Incremental Annual Net Operating Income Generated From 1H25 Deliveries
Aggregated $52 Million, Including $15 Million(1) in 2Q25

230 Harriet Tubman Way	10935, 10945, and 10955 Alexandria Way(2)	10075 Barnes Canyon Road
San Francisco Bay Area/ South San Francisco	San Diego/Torrey Pines	San Diego/Sorrento Mesa
285,346 RSF	212,694 RSF	17,718 RSF
100% Occupancy	100% Occupancy	100% Occupancy

The following table presents development and redevelopment of new Class A/A+ projects placed into service during the six months ended June 30, 2025 (dollars in thousands):

Property/Market/Submarket	2Q25 Delivery Date(3)	Our Ownership Interest	RSF Placed in Service					Occupancy Percentage(4)		Total Project			Unlevered Yields
			Prior to 1/1/25	1Q25	2Q25		Total						Initial Stabilized		Initial Stabilized (Cash Basis)
										RSF	Investment
Development projects
230 Harriet Tubman Way/San Francisco Bay Area/South San Francisco	N/A	48.5%	—	285,346	—		285,346	100%		285,346	476,000		7.5%		6.2%
10935, 10945, and 10955 Alexandria Way/San Diego/ Torrey Pines	5/11/25	100%	93,492	—	119,202		212,694	100%		334,996	480,000	(5)	7.2	(5)	6.9	(5)
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	N/A	50.0%	—	17,718	—		17,718	100%		253,079	321,000		5.5		5.7
Redevelopment projects
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	N/A(6)	50.0%	67,017	—	22,005	(6)	89,022	75%	(6)	326,706	487,000		5.0		5.1
Canada	5/29/25	100%	78,487	6,430	76,567		161,484	100%		250,790	115,000		6.0		6.0
Weighted average/total	5/14/25		238,996	309,494	217,774		766,264			1,450,917	$1,879,000		6.3%		6.0%
(1)Excludes incremental annual net operating income from recently delivered spaces aggregating 22,005 RSF that are vacant and/or unleased as of June 30, 2025. Refer to footnote 6 below.
(2)Image represents 10955 Alexandria Way on the One Alexandria Square Megacampus.
(3)Represents the average delivery date for deliveries that occurred during the three months ended June 30, 2025, weighted by annual rental revenue.
(4)Occupancy relates to total operating RSF placed in service as of the most recent delivery.
(5)Improvements of 100 bps and 110 bps in initial stabilized yield and initial stabilized yield (cash basis), respectively, were primarily driven by leasing space at higher rental rates than previously underwritten and a $23 million reduction in total investment due to construction cost savings from overall project efficiencies.
(6)Represents a turnkey space delivered vacant and unleased that did not generate incremental annual net operating income as of June 30, 2025.

New Class A/A+ development and redevelopment properties: 2025 and 2026 stabilization (“near-term deliveries”)

99 Coolidge Avenue	500 North Beacon Street and 4 Kingsbury Avenue(1)	10935, 10945, and 10955 Alexandria Way(2)
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	San Diego/Torrey Pines
204,395 RSF	36,444 RSF	122,302 RSF
76% Leased/Negotiating	92% Leased/Negotiating	100% Leased

4135 Campus Point Court	10075 Barnes Canyon Road	8800 Technology Forest Place
San Diego/ University Town Center	San Diego/Sorrento Mesa	Texas/Greater Houston
426,927 RSF	235,361 RSF	73,298 RSF
100% Leased	68% Leased/Negotiating	41% Leased/Negotiating

(1)Image represents 500 North Beacon Street on The Arsenal on the Charles Megacampus.
(2)Image represents 10955 Alexandria Way on the One Alexandria Square Megacampus.

New Class A/A+ development and redevelopment properties: 2027 and beyond stabilization (“intermediate-term deliveries”)

311 Arsenal Street	421 Park Drive	401 Park Drive	40, 50, and 60 Sylvan Road(1)
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Fenway	Greater Boston/Fenway	Greater Boston/Route 128
333,758 RSF	392,011 RSF	137,675 RSF	596,064 RSF

1450 Owens Street	651 Gateway Boulevard	269 East Grand Avenue	701 Dexter Avenue North
San Francisco Bay Area/ Mission Bay	San Francisco Bay Area/ South San Francisco	San Francisco Bay Area/ South San Francisco	Seattle/Lake Union
212,796 RSF(2)	237,684 RSF	107,250 RSF	227,577 RSF

(1)Image represents 60 Sylvan Road on the Alexandria Center® for Life Science – Waltham Megacampus. The project is expected to capture demand in our Route 128 submarket.
(2)Image represents a multi-tenant project expanding the Alexandria Center® for Science and Technology – Mission Bay Megacampus, where we have a 25% interest. During the three months ended December 31, 2024, we executed a letter of intent with a biomedical institution for the sale of a condominium interest aggregating 103,361 RSF, or approximately 49% of the development project. During the three months ended June 30, 2025, the institution decided to pursue a long-term lease at the project instead of a condominium sale. As a result, we added back the 103,361 RSF to our presentation of the development project.

New Class A/A+ development and redevelopment properties: current projects
The following tables set forth a summary of our new Class A/A+ development and redevelopment properties under construction as of June 30, 2025 (dollars in thousands):

Property/Market/Submarket		Square Footage			Percentage			Occupancy(1)
	Dev/Redev	In Service	CIP	Total	Leased	Leased/ Negotiating		Initial	Stabilized
Under construction
2025 and 2026 stabilization
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	Dev	116,414	204,395	320,809	52%	76%		4Q23	2026
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/ Cambridge/Inner Suburbs	Dev	211,574	36,444	248,018	92	92		1Q24	2025
10935, 10945, and 10955 Alexandria Way/San Diego/Torrey Pines	Dev	212,694	122,302	334,996	100	100		4Q24	2025
4135 Campus Point Court/San Diego/University Town Center	Dev	—	426,927	426,927	100	100		2026	2026
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	Dev	17,718	235,361	253,079	68	68		1Q25	2026
8800 Technology Forest Place/Texas/Greater Houston	Redev	50,094	73,298	123,392	41	41		2Q23	2026
Canada	Redev	194,476	56,314	250,790	78	80		3Q23	2025
		802,970	1,155,041	1,958,011	80	84

2027 and beyond stabilization
One Hampshire Street/Greater Boston/Cambridge	Redev	—	104,956	104,956	—	—		2027	2028
311 Arsenal Street/Greater Boston/Cambridge/Inner Suburbs	Redev	56,904	333,758	390,662	7	7		2027	2027
421 Park Drive/Greater Boston/Fenway	Dev	—	392,011	392,011	13	13		2027	2028
401 Park Drive/Greater Boston/Fenway	Redev	—	137,675	137,675	—	—		2026	2027
40, 50, and 60 Sylvan Road/Greater Boston/Route 128	Redev	—	596,064	596,064	33	33		2026	2027
Other/Greater Boston	Redev	—	453,869	453,869	—	—		2027	2027
1450 Owens Street/San Francisco Bay Area/Mission Bay(2)	Dev	—	212,796	212,796	—	49	(2)	2026	2027
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco(3)	Redev	89,022	237,684	326,706	21	21		1Q24	2027
269 East Grand Avenue/San Francisco Bay Area/South San Francisco	Redev	—	107,250	107,250	—	—		2026	2027
701 Dexter Avenue North/Seattle/Lake Union	Dev	—	227,577	227,577	23	23		2026	2027
		145,926	2,803,640	2,949,566
100% Pre-leased committed near-term project expected to commence construction in the next year
Campus Point by Alexandria/San Diego/University Town Center(4)	Dev	—	466,598	466,598	100	100		2028	2028
Total 2027 and beyond stabilization and committed near-term project		145,926	3,270,238	3,416,164	25	28
		948,896	4,425,279	5,374,175	45%	49%
(1)Initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy. Multi-tenant projects may increase in occupancy over a period of time.
(2)Represents a multi-tenant project expanding the Alexandria Center® for Science and Technology – Mission Bay Megacampus, where we have a 25% interest. During the three months ended December 31, 2024, we executed a letter of intent with a biomedical institution for the sale of a condominium interest aggregating 103,361 RSF, or approximately 49% of the development project. During the three months ended June 30, 2025, the institution decided to pursue a long-term lease at the project instead of a condominium sale. As a result, we added back the 103,361 RSF and the related book basis to our presentation of the development project.
(3)We continue to build out this project on a floor-by-floor basis. As of June 30, 2025, the remaining cost to complete is $138 million, or 28% of the total cost at completion.
(4)Represents a single-tenant project that expands the existing Campus Point by Alexandria Megacampus, where we currently have a 55% interest. The project is fully leased to a longtime multinational pharmaceutical tenant that currently occupies two buildings within the Megacampus, one building aggregating 52,620 RSF and another building aggregating 52,853 RSF. At the end of 2025, the tenant will vacate the 52,620 RSF building to allow for the demolition and development of the new, build-to-suit life science building at this site. Upon delivery of the new purpose-built property anticipated to occur in 2028, the tenant will vacate the 52,853 RSF building to allow for the construction of an amenity which will service the entire Megacampus. We expect to fund the majority of future construction costs at the Megacampus until our ownership interest increases from 55% to 75%, after which future capital would be contributed pro-rata with our joint venture partner.

New Class A/A+ development and redevelopment properties: current projects (continued)

	Our Ownership Interest	At 100%						Unlevered Yields
Property/Market/Submarket		In Service	CIP	Cost to Complete		Total at Completion		Initial Stabilized	Initial Stabilized (Cash Basis)

Under construction
2025 and 2026 stabilization with 84% leased/negotiating
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	76.9%	$136,692	$217,195	$90,113		$444,000		6.0%	6.8%
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/ Cambridge/Inner Suburbs	100%	376,928	45,565	4,507		427,000		6.2%	5.5%
10935, 10945, and 10955 Alexandria Way/San Diego/Torrey Pines	100%	258,106	218,712	3,182		480,000		7.2%	6.9%
4135 Campus Point Court/San Diego/University Town Center	55.0%	—	380,816	143,184		524,000		7.3%	6.2%
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	50.0%	16,646	205,116	99,238		321,000		5.5%	5.7%
8800 Technology Forest Place/Texas/Greater Houston	100%	60,360	46,373	5,267		112,000		6.3%	6.0%
Canada	100%	96,895	15,088	3,017		115,000		6.0%	6.0%
		945,627	1,128,865

2027 and beyond stabilization(1)
One Hampshire Street/Greater Boston/Cambridge	100%	—	170,821	TBD
311 Arsenal Street/Greater Boston/Cambridge/Inner Suburbs	100%	21,613	291,434
421 Park Drive/Greater Boston/Fenway	100%	—	533,157
401 Park Drive/Greater Boston/Fenway	100%	—	170,697
40, 50, and 60 Sylvan Road/Greater Boston/Route 128	100%	—	480,940
Other/Greater Boston	100%	—	157,989
1450 Owens Street/San Francisco Bay Area/Mission Bay	25.0%	—	242,946
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	50.0%	116,544	232,366	138,090		487,000		5.0%	5.1%
269 East Grand Avenue/San Francisco Bay Area/South San Francisco	100%	—	93,905	TBD
701 Dexter Avenue North/Seattle/Lake Union	100%	—	283,261
		138,157	2,657,516
		1,083,784	3,786,381
100% Pre-leased committed near-term project expected to commence construction in the next year
Campus Point by Alexandria/San Diego/University Town Center	55.0%	—	19,965	640,035		660,000		7.3%	6.5%
Total		$1,083,784	$3,806,346	$2,880,000	(2)	$7,780,000	(2)

Our share of investment(2)(3)		$990,000	$3,180,000	$2,440,000		$6,610,000
Refer to “Initial stabilized yield (unlevered)” under “Definitions and reconciliations” in Item 2 for additional information.
(1)We expect to provide total estimated costs and related yields for each project with estimated stabilization in 2027 and beyond over the next several quarters.
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

New Class A/A+ development and redevelopment properties: summary of pipeline
74% of Our Total Development and Redevelopment Pipeline RSF Is Within Our Megacampus™ Ecosystems
The following table summarizes the key information for all our development and redevelopment projects in North America as of June 30, 2025 (dollars in thousands):

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment			Total(1)
			Under Construction	Committed Near Term	Future

Greater Boston
Megacampus: Alexandria Center® at One Kendall Square/Cambridge	100%	$170,821	104,956	—	—	104,956
One Hampshire Street
Megacampus: The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	348,966	370,202	—	34,157	404,359
311 Arsenal Street, 500 North Beacon Street, and 4 Kingsbury Avenue
Megacampus: 480 Arsenal Way and 446, 458, 500, and 550 Arsenal Street, and 99 Coolidge Avenue/Cambridge/Inner Suburbs	(2)	308,792	204,395	—	902,000	1,106,395
446, 458, 500, and 550 Arsenal Street, and 99 Coolidge Avenue
Megacampus: Alexandria Center® for Life Science – Fenway/Fenway	100%	703,854	529,686	—	—	529,686
401 and 421 Park Drive
Megacampus: Alexandria Center® for Life Science – Waltham/Route 128	100%	544,558	596,064	—	515,000	1,111,064
40, 50, and 60 Sylvan Road, and 35 Gatehouse Drive
Megacampus: Alexandria Center® at Kendall Square/Cambridge	100%	209,528	—	—	174,500	174,500
100 Edwin H. Land Boulevard
Megacampus: Alexandria Technology Square®/Cambridge	100%	8,239	—	—	100,000	100,000
Megacampus: 285, 299, 307, and 345 Dorchester Avenue/Seaport Innovation District	60.0%	293,055	—	—	1,040,000	1,040,000
10 Necco Street/Seaport Innovation District	100%	105,734	—	—	175,000	175,000
215 Presidential Way/Route 128	100%	6,816	—	—	112,000	112,000
Other development and redevelopment projects	100%	373,732	453,869	—	1,348,541	1,802,410
		$3,074,095	2,259,172	—	4,401,198	6,660,370
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
(2)We have a 76.9% interest in 99 Coolidge Avenue aggregating 204,395 RSF and a 100% interest in 446, 458, 500, and 550 Arsenal Street aggregating 902,000 RSF.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment				Total(1)
				Under Construction		Committed Near Term	Future

San Francisco Bay Area
Megacampus: Alexandria Center® for Science and Technology – Mission Bay/Mission Bay	25.0%	$242,946	(2)	212,796	(2)	—	—	212,796
1450 Owens Street
Megacampus: Alexandria Technology Center® – Gateway/South San Francisco	50.0%	258,932		237,684		—	291,000	528,684
651 Gateway Boulevard
Megacampus: Alexandria Center® for Advanced Technologies – South San Francisco/South San Francisco	100%	100,560		107,250		—	90,000	197,250
211(3) and 269 East Grand Avenue
Megacampus: Alexandria Center® for Advanced Technologies – Tanforan/South San Francisco	100%	420,858		—		—	1,930,000	1,930,000
1122, 1150, and 1178 El Camino Real
Alexandria Center® for Life Science – Millbrae/South San Francisco	48.5%	157,008		—		—	348,401	348,401
201 and 231 Adrian Road and 30 Rollins Road
Megacampus: Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%	471,861		—		—	1,497,830	1,497,830
960 Industrial Road, 987 and 1075 Commercial Street, and 888 Bransten Road
3825 and 3875 Fabian Way/Greater Stanford	100%	161,492		—		—	478,000	478,000
2100, 2200, 2300, and 2400 Geng Road/Greater Stanford	100%	38,761		—		—	240,000	240,000
Megacampus: 88 Bluxome Street/SoMa	100%	408,649		—		—	1,070,925	1,070,925
		$2,261,067		557,730		—	5,946,156	6,503,886
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
(2)During the three months ended December 31, 2024, we executed a letter of intent with a biomedical institution for the sale of a condominium interest aggregating 103,361 RSF, or approximately 49% of the development project. During the three months ended June 30, 2025, the institution decided to pursue a long-term lease at the project instead of a condominium sale. As a result, we added back the 103,361 RSF and the related book basis to our presentation of the development project.
(3)We own a partial interest in this property through a real estate joint venture. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional details.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest		Book Value	Square Footage
				Development and Redevelopment			Total(1)
				Under Construction	Committed Near Term	Future

San Diego
Megacampus: One Alexandria Square/Torrey Pines	100%		$281,632	122,302	—	125,280	247,582
10945 Alexandria Way and 10975 and 10995 Torreyana Road
Megacampus: Campus Point by Alexandria/University Town Center	55.0%	(3)	540,207	426,927	466,598	500,859	1,394,384
10010(2), 10140(2), 10210, and 10260 Campus Point Drive and 4135, 4161, 4165, and 4224 Campus Point Court
Megacampus: SD Tech by Alexandria/Sorrento Mesa	50.0%		391,642	235,361	—	493,845	729,206
9805 Scranton Road and 10075 Barnes Canyon Road
11255 and 11355 North Torrey Pines Road/Torrey Pines	100%		156,121	—	—	215,000	215,000
Megacampus: 5200 Illumina Way/University Town Center	51.0%		17,458	—	—	451,832	451,832
9625 Towne Centre Drive/University Town Center	30.0%		837	—	—	100,000	100,000
Megacampus: Sequence District by Alexandria/Sorrento Mesa	100%		47,565	—	—	1,661,915	1,661,915
6290, 6310, 6340, 6350, and 6450 Sequence Drive
Scripps Science Park by Alexandria/Sorrento Mesa	100%		42,700	—	—	154,308	154,308
10256 and 10260 Meanley Drive
4075 Sorrento Valley Boulevard/Sorrento Valley	100%		28,174	—	—	144,000	144,000
Other development and redevelopment projects	(4)		78,002	—	—	475,000	475,000
			$1,584,338	784,590	466,598	4,322,039	5,573,227
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
(3)The noncontrolling interest share of our joint venture partner is anticipated to decrease to 25%, as we expect to fund the majority of future construction costs at the campus until our ownership interest increases from 55% to 75%, after which future capital would be contributed pro-rata with our partner.
(4)Includes a property in which we own a partial interest through a real estate joint venture.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment			Total(1)
			Under Construction	Committed Near Term	Future

Seattle
Megacampus: Alexandria Center® for Advanced Technologies – South Lake Union/ Lake Union	(2)	$571,319	227,577	—	1,057,400	1,284,977
601 and 701 Dexter Avenue North and 800 Mercer Street
1010 4th Avenue South/SoDo	100%	61,490	—	—	544,825	544,825
410 West Harrison Street/Elliott Bay	100%	—	—	—	91,000	91,000
Megacampus: Alexandria Center® for Advanced Technologies – Canyon Park/Bothell	100%	19,248	—	—	230,000	230,000
21660 20th Avenue Southeast
Other development and redevelopment projects	100%	149,289	—	—	706,087	706,087
		801,346	227,577	—	2,629,312	2,856,889
Maryland
Megacampus: Alexandria Center® for Life Science – Shady Grove/Rockville	100%	24,020	—	—	296,000	296,000
9830 Darnestown Road
		24,020	—	—	296,000	296,000
Research Triangle
Megacampus: Alexandria Center® for Life Science – Durham/Research Triangle	100%	162,011	—	—	2,060,000	2,060,000
Megacampus: Alexandria Center® for Advanced Technologies and AgTech – Research Triangle/Research Triangle	100%	109,661	—	—	1,170,000	1,170,000
4 and 12 Davis Drive
Megacampus: Alexandria Center® for NextGen Medicines/Research Triangle	100%	112,142	—	—	1,055,000	1,055,000
3029 East Cornwallis Road
Megacampus: Alexandria Center® for Sustainable Technologies/Research Triangle	100%	55,122	—	—	750,000	750,000
120 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive
100 Capitola Drive/Research Triangle	100%	—	—	—	65,965	65,965
Other development and redevelopment projects	100%	4,185	—	—	76,262	76,262
		$443,121	—	—	5,177,227	5,177,227
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

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment				Total(1)
				Under Construction	Committed Near Term	Future

New York City
Megacampus: Alexandria Center® for Life Science – New York City/New York City	100%	$173,815		—	—	550,000	(2)	550,000
		173,815		—	—	550,000		550,000
Texas
Alexandria Center® for Advanced Technologies at The Woodlands/Greater Houston	100%	49,280		73,298	—	116,405		189,703
8800 Technology Forest Place
1001 Trinity Street and 1020 Red River Street/Austin	100%	10,858		—	—	250,010		250,010
Other development and redevelopment projects	100%	58,577		—	—	344,000		344,000
		118,715		73,298	—	710,415		783,713

Canada	100%	15,088		56,314	—	371,743		428,057
Other development and redevelopment projects	100%	47,478		—	—	350,000		350,000
Total pipeline as of June 30, 2025, excluding properties held for sale		8,543,083		3,958,681	466,598	24,754,090		29,179,369
Properties held for sale		82,269		—	—	878,205		878,205
Total pipeline as of June 30, 2025		$8,625,352	(3)	3,958,681	466,598	25,632,295		30,057,574
Refer to “Megacampus” under “Definitions and reconciliations” in Item 2 for additional information.
(1)Total square footage includes 2,578,478 RSF of buildings currently in operation that we expect to demolish or redevelop and commence future construction subject to market conditions and leasing. Refer to “Investments in real estate”
under “Definitions and reconciliations” in Item 2 for additional information, including development and redevelopment square feet currently included in rental properties.
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
(3)Includes $3.8 billion of projects that are currently under construction and one 100% pre-leased committed near-term project expected to commence construction in the next year.

Results of operations
We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our annual report on Form 10-K for the year ended December 31, 2024 and our subsequent quarterly reports on Form 10-Q. We believe that such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe that this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of real estate are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments, impairments of real estate and non-real estate investments, and acceleration of stock compensation expense due to the resignations of executive officers are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Impairments of non-real estate investments and changes in provision for expected credit losses on financial instruments are not related to the operating performance of our real estate as they represent the write-down of non-
real estate investments when their fair values decrease below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail in Item 2. Key items included in net income attributable to Alexandria’s common stockholders for the three and six months ended June 30, 2025 and 2024 and the related per share amounts were as follows (in millions, except per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	Amount		Per Share – Diluted		Amount		Per Share – Diluted
Unrealized losses on non-real estate investments	$(21.9)	$(64.2)	$(0.13)	$(0.37)	$(90.1)	$(35.1)	$(0.53)	$(0.20)
Gain on sales of real estate	—	—	—	—	13.2	0.4	0.08	—
Impairment of non-real estate investments	(39.2)	(12.8)	(0.23)	(0.08)	(50.4)	(27.5)	(0.30)	(0.16)
Impairment of real estate	(129.6)	(30.8)	(0.76)	(0.18)	(161.8)	(30.8)	(0.95)	(0.18)
Increase in provision for expected credit losses on financial instruments	—	—	—	—	(0.3)	—	—	—
Total	$(190.7)	$(107.8)	$(1.12)	$(0.63)	$(289.4)	$(93.0)	$(1.70)	$(0.54)

Refer to Note 3 – “Investments in real estate,” Note 5 – “Leases,” Note 7 – “Investments,” and Note 8 – “Other assets” to our unaudited consolidated financial statements in Item 1 for additional information.

Same properties
We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as “Same Properties.” For additional information on the determination of our Same Properties portfolio, refer to
“Same property comparisons” under “Definitions and reconciliations” in Item 2. The following table presents information regarding our
Same Properties for the three and six months ended June 30, 2025:

	June 30, 2025
	Three Months Ended	Six Months Ended
Percentage change in net operating income over comparable period from prior year(1)	(5.4)%	(4.3)%
Percentage change in net operating income (cash basis) over comparable period from prior year(1)(2)	2.0%	3.4%
Operating margin	68%	68%
Number of Same Properties	330	329
RSF	33,904,941	33,709,506
Occupancy – current-period average	91.3%	92.5%
Occupancy – same-period prior-year average	94.5%	94.4%
(1)Includes leases expirations during the three months ended March 31, 2025 aggregating 768,080 RSF, that are vacant as of June 30, 2025, across six properties and four submarkets. Excluding the impact of the properties with these leases, same property net operating income changes for the three and six months ended June 30,
2025 would have been (2.1)% and 6.5% (cash basis) and (1.1)% and 7.6% (cash basis), respectively. Refer to “Summary of occupancy percentages in North America” in
Item 2 for additional details.
(2)Includes the impact of expiring initial free rent concessions that burned off after January 1, 2024 in connection with the development and redevelopment projects that were placed into service in 2023 and, accordingly are part of our same property pool for the three and six months ended June 30, 2025, including at 325 Binney Street in our Cambridge submarket, 15 Necco Street in our Seaport Innovation District submarket, and 751 Gateway Boulevard in our South San Francisco submarket. Excluding the impact of these expiring initial free rent concessions, same property net operating income changes (cash basis) for the three and six months ended June 30, 2025 would have been (1.8)% and (0.8)%, respectively.
The following table reconciles the number of Same Properties to total properties for the six months ended June 30, 2025:

Development – under construction	Properties
99 Coolidge Avenue	1
500 North Beacon Street and 4 Kingsbury Avenue	2
1450 Owens Street	1
10935, 10945, and 10955 Alexandria Way	3
10075 Barnes Canyon Road	1
421 Park Drive	1
4135 Campus Point Court	1
701 Dexter Avenue North	1
11
Development – placed into service after January 1, 2024	Properties
9810 Darnestown Road	1
9820 Darnestown Road	1
1150 Eastlake Avenue East	1
4155 Campus Point Court	1
201 Brookline Avenue	1
9808 Medical Center Drive	1
230 Harriet Tubman Way	1
7
Redevelopment – under construction	Properties
40, 50, and 60 Sylvan Road	3
269 East Grand Avenue	1
651 Gateway Boulevard	1
401 Park Drive	1
8800 Technology Forest Place	1
311 Arsenal Street	1
One Hampshire Street	1
Canada	4
Other	2
15

Redevelopment – placed into service after January 1, 2024	Properties
840 Winter Street	1
Alexandria Center® for Advanced Technologies – Monte Villa Parkway	6
7
Acquisitions after January 1, 2024	Properties
Other	3
3
Unconsolidated real estate JVs	4
Properties held for sale	8
Total properties excluded from Same Properties	55
Same Properties	329
Total properties in North America as of June 30, 2025	384

Comparison of results for the three months ended June 30, 2025 to the three months ended June 30, 2024
The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same
Properties for the three months ended June 30, 2025, compared to the three months ended June 30, 2024 (dollars in thousands). Refer to “Definitions and reconciliations” in Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Income from rentals:
Same Properties	$462,622	$480,547	$(17,925)	(3.7)%
Non-Same Properties	90,755	96,288	(5,533)	(5.7)
Rental revenues	553,377	576,835	(23,458)	(4.1)

Same Properties	166,465	155,157	11,308	7.3
Non-Same Properties	17,437	23,170	(5,733)	(24.7)
Tenant recoveries	183,902	178,327	5,575	3.1

Income from rentals	737,279	755,162	(17,883)	(2.4)

Same Properties	429	379	50	13.2
Non-Same Properties	24,332	11,193	13,139	117.4
Other income	24,761	11,572	13,189	114.0

Same Properties	629,516	636,083	(6,567)	(1.0)
Non-Same Properties	132,524	130,651	1,873	1.4
Total revenues	762,040	766,734	(4,694)	(0.6)

Same Properties	201,305	183,582	17,723	9.7
Non-Same Properties	23,128	33,672	(10,544)	(31.3)
Rental operations	224,433	217,254	7,179	3.3

Same Properties	428,211	452,501	(24,290)	(5.4)
Non-Same Properties	109,396	96,979	12,417	12.8
Net operating income	$537,607	$549,480	$(11,873)	(2.2)%	(1)

Net operating income – Same Properties	$428,211	$452,501	$(24,290)	(5.4)%
Straight-line rent revenue	(8,463)	(38,585)	30,122	(78.1)
Amortization of acquired below-market leases	(9,199)	(11,349)	2,150	(18.9)
Net operating income – Same Properties (cash basis)	$410,549	$402,567	$7,982	2.0%
(1)Decrease in total net operating income includes the impact of operating properties disposed of after January 1, 2024. Excluding these dispositions, net operating income for the three months ended June 30, 2025 would have increased by 4.0% over the corresponding period in 2024.

Income from rentals
Total income from rentals for the three months ended June 30, 2025 decreased by $17.9 million, or 2.4%, to $737.3 million, compared to $755.2 million for the three months ended June 30, 2024, due to a decrease in rental revenues, as discussed below.
Rental revenues
Total rental revenues for the three months ended June 30, 2025 decreased by $23.5 million, or 4.1%, to $553.4 million, compared to $576.8 million for the three months ended June 30, 2024. The decrease was partially related to our Non-Same Properties resulting from the dispositions of real estate assets since April 1, 2024.
Same Properties’ rental revenues for the three months ended June 30, 2025 decreased by $17.9 million, or 3.7%, to
$462.6 million, compared to $480.5 million for the three months ended June 30, 2024, primarily due to a decrease in Same Properties’
average occupancy to 91.3% for the three months ended June 30, 2025 from 94.5% for the three months ended June 30, 2024, mainly resulting from the lease expirations during the three months ended March 31, 2025 aggregating 768,080 RSF, comprising the following:
(i) 182,054 RSF at the Alexandria Technology Square® Megacampus in our Cambridge submarket, (ii) 234,249 RSF at 409 Illinois
Street in our Mission Bay submarket, (iii) one property aggregating 104,531 RSF in our Research Triangle market, and (iv) two properties aggregating 247,246 RSF in our Austin submarket.
Tenant recoveries
Tenant recoveries for the three months ended June 30, 2025 increased by $5.6 million, or 3.1%, to $183.9 million, compared to
$178.3 million for the three months ended June 30, 2024, primarily in connection with Same Properties.
Same Properties’ tenant recoveries for the three months ended June 30, 2025 increased by $11.3 million, or 7.3%, to
$166.5 million, compared to $155.2 million for the three months ended June 30, 2024, primarily due to higher operating expenses during the three months ended June 30, 2025, as discussed under “Rental operations” below. As of June 30, 2025, 91% of our leases
(on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.
Other income
Other income for the three months ended June 30, 2025 increased by $13.2 million, or 114.0%, to $24.8 million, compared to
$11.6 million for the three months ended June 30, 2024, primarily related to an increase in interest income earned on our notes receivable and fee income.
Rental operations
Total rental operating expenses for the three months ended June 30, 2025 increased by $7.2 million, or 3.3%, to
$224.4 million, compared to $217.3 million for the three months ended June 30, 2024. The increase was primarily due to higher rental operating expenses related to our Same Properties, as discussed below, partially offset by the decrease in Non-Same Properties’ rental operating expenses of $10.5 million primarily as a result of real estate dispositions since April 1, 2024.
Same Properties’ rental operating expenses increased by $17.7 million, or 9.7%, to $201.3 million during the three months ended June 30, 2025, compared to $183.6 million for the three months ended June 30, 2024, primarily as the result of increases in
(i) contractual costs aggregating $4.4 million, primarily due to increased tenant operations at certain properties delivered in 2023,
(ii) repairs and maintenance expenses aggregating $4.2 million, primarily due to an increase in services related to building maintenance in our Greater Boston, San Diego, and Research Triangle markets, and (iii) property taxes aggregating $3.6 million, primarily due to new developments in our Greater Boston and San Francisco Bay Area markets delivered in 2023, with property taxes based on these properties’ higher assessed values becoming effective subsequent to July 1, 2024.
Depreciation and amortization
Depreciation and amortization expense for the three months ended June 30, 2025 increased by $55.4 million, or 19.1%, to
$346.1 million, compared to $290.7 million for the three months ended June 30, 2024. The increase primarily reflects the change in useful lives related to certain buildings expected to be demolished prior to the end of their previous useful lives. In addition, the increase relates to 1.7 million RSF of development and redevelopment projects placed into service subsequent to April 1, 2024 and three operating properties aggregating 401,560 RSF acquired subsequent to April 1, 2024, partially offset by the decrease in depreciation and amortization related to properties that were sold or classified as held for sale subsequent to April 1, 2024.

Impairment of real estate
During the three months ended June 30, 2025, we recognized impairment charges aggregating $129.6 million, which primarily included the following:
•In April 2025, an office property aggregating 182,276 RSF, located in Carlsbad, San Diego, met the criteria for classification as held for sale based on our decision to dispose of this property. We expect to complete the sale within 12 months. Upon our decision to commit to sell this property, we recognized an impairment charge of $35.4 million to reduce the carrying amount of this asset to its estimated fair value less costs to sell of approximately $68.8 million.
•In June 2025, two operating properties aggregating 210,481 RSF located in our Sorrento Mesa submarket met the criteria for classification as held for sale based on current negotiations with prospective buyers and our decision to dispose of these properties. We expect to complete these sales within 12 months. Upon our decision to commit to sell these properties, we recognized impairment charges aggregating $18.1 million to reduce the carrying amounts of these assets to their estimated fair values less costs to sell of approximately $112.7 million.
•In June 2025, land parcels aggregating 374,349 SF in our non-cluster/other submarket met the criteria for classification as held for sale based on current negotiations with a prospective buyer and our decision to dispose of this asset. We expect to complete this sale within 12 months. Upon our decision to sell this land parcel, we recognized an impairment charge of $47.5 million to reduce the carrying amount of the asset to its estimated fair value less costs to sell of approximately $28.5 million.
During the three months ended June 30, 2024, we recognized impairment charges aggregating $30.8 million, primarily consisting of pre-acquisition costs related to two potential acquisitions in our Greater Boston market, which we decided to no longer proceed with these acquisitions as a result of the current macroeconomic environment that negatively impacted the financial outlooks for these projects.
General and administrative expenses
General and administrative expenses for the three months ended June 30, 2025 decreased by $15.5 million, or 34.7%, to
$29.1 million, compared to $44.6 million for the three months ended June 30, 2024, primarily due to cost-control and efficiency initiatives implemented since 2024, including reduction in headcount, restructuring of compensation plans, systems upgrades, and process improvements. As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended June 30, 2025 and 2024 were 6.3% and 9.2%, respectively.
Interest expense
Interest expense for the three months ended June 30, 2025 and 2024 consisted of the following (dollars in thousands):

	Three Months Ended June 30,
Component	2025	2024	Change
Gross interest	$137,719	$126,828	$10,891
Capitalized interest	(82,423)	(81,039)	(1,384)
Interest expense	$55,296	$45,789	$9,507

Average debt balance outstanding(1)	$13,269,046	$12,454,474	$814,572
Weighted-average annual interest rate(2)	4.2%	4.1%	0.1%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the three months ended June 30, 2025, compared to the three months ended June
30, 2024, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$550 million of unsecured senior notes payable due 2035	5.66%	February 2025	$7,590
Higher average outstanding balances under commercial paper program and/or unsecured senior line of credit			6,316
Other increase in interest			517
Total increases			14,423
Decreases in interest incurred due to:
Repayments of debt:
$600 million of unsecured senior notes payable due 2025	3.62%	April 2025	(3,532)
Total decreases			(3,532)
Change in gross interest			10,891
Increase in capitalized interest			(1,384)
Total change in interest expense			$9,507
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
Investment loss
During the three months ended June 30, 2025, we recognized investment loss aggregating $30.6 million, which consisted of
$30.5 million of realized gains, $21.9 million of unrealized losses, and $39.2 million of impairment charges.
During the three months ended June 30, 2024, we recognized investment loss aggregating $43.7 million, which consisted of
$33.4 million of realized gains, $64.2 million of unrealized losses, and $12.8 million of impairment charges.
For additional information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements. For our impairments accounting policy, refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1.
Other comprehensive income (loss)
Total other comprehensive income for the three months ended June 30, 2025 aggregated $18.8 million, compared to total other comprehensive loss of $3.9 million for the three months ended June 30, 2024. The difference is primarily due to unrealized foreign currency translation gains related to our operations in Canada.

Comparison of results for the six months ended June 30, 2025 to the six months ended June 30, 2024
The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same
Properties for the six months ended June 30, 2025, compared to the six months ended June 30, 2024 (dollars in thousands). Refer to
“Definitions and reconciliations” in Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Income from rentals:
Same Properties	$925,636	$950,433	$(24,797)	(2.6%)
Non-Same Properties	179,853	207,802	(27,949)	(13.4)
Rental revenues	1,105,489	1,158,235	(52,746)	(4.6)

Same Properties	335,349	308,553	26,796	8.7
Non-Same Properties	39,616	43,925	(4,309)	(9.8)
Tenant recoveries	374,965	352,478	22,487	6.4

Income from rentals	1,480,454	1,510,713	(30,259)	(2.0)

Same Properties	774	719	55	7.6
Non-Same Properties	38,970	24,410	14,560	59.6
Other income	39,744	25,129	14,615	58.2

Same Properties	1,261,759	1,259,705	2,054	0.2
Non-Same Properties	258,439	276,137	(17,698)	(6.4)
Total revenues	1,520,198	1,535,842	(15,644)	(1.0)

Same Properties	403,337	362,407	40,930	11.3
Non-Same Properties	47,491	73,161	(25,670)	(35.1)
Rental operations	450,828	435,568	15,260	3.5

Same Properties	858,422	897,298	(38,876)	(4.3)
Non-Same Properties	210,948	202,976	7,972	3.9
Net operating income	$1,069,370	$1,100,274	$(30,904)	(2.8%)	(1)

Net operating income – Same Properties	$858,422	$897,298	$(38,876)	(4.3%)
Straight-line rent revenue	(13,930)	(76,294)	62,364	(81.7)
Amortization of acquired below-market leases	(19,097)	(22,772)	3,675	(16.1)
Net operating income – Same Properties (cash basis)	$825,395	$798,232	$27,163	3.4%
(1)Decrease in total net operating income includes the impact of operating properties disposed of after January 1, 2024. Excluding these dispositions, net operating income for the six months ended June 30, 2025 would have increased by 3.2% over the corresponding period in 2024.

Income from rentals
Total income from rentals for the six months ended June 30, 2025 decreased by $30.3 million, or (2.0)%, to $1.48 billion, compared to $1.51 billion for the six months ended June 30, 2024, due to a decrease in rental revenues, partially offset by an increase in tenant recoveries, as discussed below.
Rental revenues
Total rental revenues for the six months ended June 30, 2025 decreased by $52.7 million, or (4.6)%, to $1.1 billion, compared to $1.2 billion for the six months ended June 30, 2024. The decrease was primarily related to our Non-Same Properties resulting from the dispositions of real estate assets since January 1, 2024.
Same Properties’ rental revenues for the six months ended June 30, 2025 decreased by $24.8 million, or (2.6)%, to
$925.6 million, compared to $950.4 million for the six months ended June 30, 2024, primarily due to a decrease in Same Properties’
average occupancy to 92.5% for the six months ended June 30, 2025 from 94.4% for the six months ended June 30, 2024, mainly resulting from lease expirations during the three months ended March 31, 2025 aggregating 768,080 RSF, comprising the following:
(i) 182,054 RSF at the Alexandria Technology Square® Megacampus in our Cambridge submarket, (ii) 234,249 RSF at 409 Illinois
Street in our Mission Bay submarket, (iii) one property aggregating 104,531 RSF in our Research Triangle market, and (iv) two properties aggregating 247,246 RSF in our Austin submarket.
Tenant recoveries
Tenant recoveries for the six months ended June 30, 2025 increased by $22.5 million, or 6.4%, to $375.0 million, compared to
$352.5 million for the six months ended June 30, 2024, primarily in connection with Same Properties.
Same Properties’ tenant recoveries for the six months ended June 30, 2025 increased by $26.8 million, or 8.7%, to
$335.3 million, compared to $308.6 million for the six months ended June 30, 2024, primarily due to higher operating expenses during the six months ended June 30, 2025, as discussed under “Rental operations” below. As of June 30, 2025, 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.
Other Income
Other income for the six months ended June 30, 2025 increased by $14.6 million, or 58.2%, to $39.7 million, compared to
$25.1 million for the six months ended June 30, 2024, primarily related to an increase in interest income earned on our notes receivable and fee income.
Rental operations
Total rental operating expenses for the six months ended June 30, 2025 increased by $15.3 million, or 3.5%, to $450.8 million, compared to $435.6 million for the six months ended June 30, 2024.The increase was primarily due to incremental expenses related to our Same Properties’ rental operating expenses as discussed below, partially offset by the decrease in Non-Same Properties’ rental operating expenses of $25.7 million primarily as a result of dispositions of real estate assets since January 1, 2024.
Same Properties’ rental operating expenses increased by $40.9 million, or 11.3%, to $403.3 million during the six months ended June 30, 2025, compared to $362.4 million for the six months ended June 30, 2024, primarily as the result of the increase in
(i) utilities expenses and contractual costs aggregating $16.2 million, primarily due to higher consumption related to certain tenants’
increased operations; (ii) property taxes aggregating $8.0 million, primarily due to new developments in our Greater Boston and San
Francisco Bay Area markets delivered in 2023, with property taxes based on these properties’ higher assessed values becoming effective subsequent to July 1, 2024; and (iii) repair and maintenance expenses aggregating $7.9 million, primarily due to a more severe winter in 2025 compared to that in 2024 in our Greater Boston market.
Depreciation and amortization
Depreciation and amortization expense for the six months ended June 30, 2025 increased by $109.9 million, or 19.0%, to
$688.2 million, compared to $578.3 million for the six months ended June 30, 2024. The increase primarily reflects the change in useful lives related to certain buildings expected to be demolished prior to the end of their previous useful lives. In addition, the increase relates to 3.0 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2024 and three operating properties aggregating 401,560 RSF acquired subsequent to January 1, 2024, partially offset by the decrease in depreciation and amortization related to properties that were sold or classified as held for sale subsequent to January 1, 2024.

Impairment of real estate
During the six months ended June 30, 2025, we recognized impairment of real estate aggregating $161.8 million, which primarily included the following:
•During the three months ended March 31, 2025, we recognized an impairment charge of $32.2 million related to a ground lease entered into in 2021 for a future development site in our San Francisco Bay Area market. Refer to “Lessee operating costs” in Note 5 – “Leases” to our unaudited consolidated financial statements for additional information.
•In April 2025, an office property aggregating 182,276 RSF, located in Carlsbad, San Diego, met the criteria for classification as held for sale based on our decision to dispose of this property. We expect to complete the sale within 12 months. Upon our decision to commit to sell this property, we recognized an impairment charge of $35.4 million to reduce the carrying amount of this asset to its estimated fair value less costs to sell of approximately $68.8 million.
•In June 2025, two operating properties aggregating 210,481 RSF located in our Sorrento Mesa submarket met the criteria for classification as held for sale based on current negotiations with prospective buyers and our decision to dispose of these properties. We expect to complete these sales within 12 months. Upon our decision to commit to sell these properties, we recognized impairment charges aggregating $18.1 million to reduce the carrying amounts of these assets to their estimated fair values less costs to sell of approximately $112.7 million.
•In June 2025, land parcels aggregating 374,349 SF in our non-cluster/other submarket met the criteria for classification as held for sale based on current negotiations with a prospective buyer and our decision to dispose of this asset. We expect to complete this sale within 12 months. Upon our decision to sell this land parcel, we recognized an impairment charge of $47.5 million to reduce the carrying amount of the asset to its estimated fair value less costs to sell of approximately $28.5 million.
During the six months ended June 30, 2024, we recognized real estate impairment charges aggregating $30.8 million, which primarily consisted of pre-acquisition costs related to two potential acquisitions in our Greater Boston market that we decided to no longer proceed with as a result of the macroeconomic environment that negatively impacted the financial outlooks of these acquisitions.
General and administrative expenses
General and administrative expenses for the six months ended June 30, 2025 decreased by $31.9 million, or 34.8%, to
$59.8 million, compared to $91.7 million for the six months ended June 30, 2024, primarily due to cost-control and efficiency initiatives implemented in since 2024, including reduction in headcount, restructuring of compensation plans, systems upgrades, and process improvements. As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended
June 30, 2025 and 2024 were 6.3% and 9.2%, respectively.
Interest expense
Interest expense for the six months ended June 30, 2025 and 2024 consisted of the following (dollars in thousands):

	Six Months Ended June 30,
Component	2025	2024	Change
Gross interest	$268,660	$249,508	$19,152
Capitalized interest	(162,488)	(162,879)	391
Interest expense	$106,172	$86,629	$19,543

Average debt balance outstanding(1)	$13,035,595	$12,260,781	$774,814
Weighted-average annual interest rate(2)	4.1%	4.1%	—%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the six months ended June 30, 2025, compared to the six months ended June 30,
2024, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$550 million of unsecured senior notes payable due 2035	5.66%	February 2025	$11,637
$600 million of unsecured senior notes payable due 2054	5.71%	February 2024	4,127
$400 million of unsecured senior notes payable due 2036	5.38%	February 2024	2,575
Increases in construction borrowings and interest rates under secured note payable	7.16%		126
Higher average outstanding balances under commercial paper program and/ or unsecured senior line of credit			3,097
Other increase in interest			1,121
Total increases			22,683
Decreases in interest incurred due to:
Repayments of debt:
$600 million of unsecured senior notes payable due 2025	3.62%	April 2025	(3,531)
Total decreases			(3,531)
Change in gross interest			19,152
Decrease in capitalized interest			391
Total change in interest expense			$19,543
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
Investment loss
During the six months ended June 30, 2025, we recognized investment loss aggregating $80.6 million, which consisted of
$59.9 million of realized gains, $90.1 million of unrealized losses, and $50.4 million of impairment charges.
During the six months ended June 30, 2024, we recognized investment loss aggregating $376 thousand, which consisted of
$62.2 million of realized gains and $35.1 million of unrealized losses, and $27.5 million of impairment charges.
For additional information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements in Item 1. For our impairments accounting policy, refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1.
Other comprehensive income
Total other comprehensive income for the six months ended June 30, 2025 aggregated $18.8 million, compared to total other comprehensive loss of $11.8 million for the six months ended June 30, 2024. The difference is primarily due to unrealized foreign currency translation gains related to our operations in Canada.

Summary of capital expenditures
Our construction spending for the six months ended June 30, 2025 and projected spending for the year ending December 31,
2025 consist of the following (in thousands):

	Six Months Ended June 30, 2025	Projected Guidance Midpoint for Year Ending December 31, 2025
Construction of Class A/A+ properties:
Active construction projects
Under construction	$612,341	$1,240,000
Future pipeline pre-construction
Primarily Megacampus expansion pre-construction work (entitlement, design, and site work)	226,587	500,000
Revenue- and non-revenue-enhancing capital expenditures	127,772	415,000	(1)
Construction spending (before contributions from noncontrolling interests or tenants):	966,700	2,155,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(113,268)	(230,000)	(2)
Tenant-funded and -built landlord improvements	(171,153)	(175,000)
Total construction spending	$682,279	$1,750,000
2025 guidance range for construction spending		$1,450,000 – $2,050,000

(1)Represents revenue-enhancing and non-revenue-enhancing capital expenditures before contributions from noncontrolling interests and tenant-funded and tenant-built landlord improvements for the year ending December 31, 2025. Our share of the 2025 revenue-enhancing and non-revenue-enhancing capital expenditures is projected to be $340 million at the midpoint of our guidance for 2025 construction spending.
(2)Represents contractual capital commitments from existing consolidated real estate joint venture partners to fund construction.
Projected capital contributions from partners in consolidated real estate joint ventures to fund construction
The following table summarizes projected capital contributions from partners in our existing consolidated joint ventures to fund construction through 2027 and beyond (in thousands):

Projected timing	Amount(1)
July 1, 2025 through December 31, 2026	$203,691
2027 and beyond	93,585
Total	$297,276

(1)Amounts represent reductions to our consolidated construction spending.
Average real estate basis used for capitalization of interest
Our construction spending includes capitalized interest. The table below provides key categories of interest capitalized during the six months ended June 30, 2025 (in thousands):

	Average Real Estate Basis Capitalized
	Amount		Percentage
Construction of Class A/A+ properties:
Development and redevelopment of projects under construction and one 100% pre-leased committed near-term project expected to commence construction in the next year
2025 and 2026 stabilization	$767,453		10%
2027 and beyond stabilization	2,102,723		26
Smaller redevelopments and repositioning capital projects	1,007,166	(1)	12
Key future Megacampus expansion pre-construction work	1,209,540	(2)	15
Future pipeline projects with key pre-construction milestones during 2H25 and 2026	2,979,991	(3)	37
	$8,066,873		100%

(1)Includes 668,795 RSF that is leased, but not yet delivered. The weighted-average expected delivery date is January 2, 2026.
(2)Represents four key active and future Megacampus development projects at Alexandria Center® for Advanced Technologies – Tanforan, Alexandria Center® for Life
Science – San Carlos, Campus Point by Alexandria, and Alexandria Center® for Advanced Technologies – South Lake Union.
(3)Includes future pipeline projects that are expected to reach anticipated pre-construction milestones, including various phases of entitlement, design, site work and other activities necessary to begin aboveground vertical construction, on April 3, 2026, on a weighted-average real estate investment basis. We will evaluate whether to proceed with future pre-construction and/or construction activities based on leasing demand and market conditions.

Projected results
We present updated guidance for EPS attributable to Alexandria’s common stockholders – diluted, funds from operations per share attributable to Alexandria’s common stockholders – diluted, funds from operations per share attributable to Alexandria’s common stockholders – diluted, as adjusted, key assumptions, and key credit metric targets based on our current view of existing market conditions and other assumptions for the year ending December 31, 2025, as set forth in the tables below. The tables below also provide a reconciliation of EPS attributable to Alexandria’s common stockholders – diluted, the most directly comparable financial measure presented in accordance with GAAP, to funds from operations per share and funds from operations per share, as adjusted, non-GAAP measures, and other key assumptions included in our updated guidance for the year ending December 31, 2025. There can be no assurance that actual amounts will not be materially higher or lower than these expectations. Refer to our discussion of “Forward-
looking statements” and “Trends that may affect our future results” included in the beginning of this Item 2.

Projected 2025 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted	As of 7/21/25	As of 4/28/25
Earnings per share(1)	$0.40 to $0.60	$1.36 to $1.56
Depreciation and amortization of real estate assets	7.05	7.05
Gain on sales of real estate	(0.08)	(0.08)
Impairment of real estate – rental properties and land(2)	0.77	0.21
Allocation of unvested restricted stock awards	(0.03)	(0.03)
Funds from operations per share(3)	$8.11 to $8.31	$8.51 to $8.71
Unrealized losses on non-real estate investments	0.53	0.40
Impairment of non-real estate investments	0.30	0.07
Impairment of real estate	0.23	0.19
Allocation to unvested restricted stock awards	(0.01)	(0.01)
Funds from operations per share, as adjusted(3)	$9.16 to $9.36	$9.16 to $9.36
Midpoint	$9.26	$9.26

(1)Excludes unrealized gains or losses on non-real estate investments after June 30, 2025 that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.
(2)Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1 for additional information.
(3)Refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations” in Item 2 for additional information.

Key Assumptions(1) (Dollars in millions)	As of 7/21/25
	Low	High

Occupancy percentage in North America as of December 31, 2025	90.9%	92.5%
Lease renewals and re-leasing of space:
Rental rate changes	9.0%	17.0%
Rental rate changes (cash basis)	0.5%	8.5%
Same property performance:
Net operating income	(3.7)%	(1.7)%
Net operating income (cash basis)	(1.2)%	0.8%
Straight-line rent revenue	$96	$116
General and administrative expenses	$112	$127
Capitalization of interest	$320	$350
Interest expense	$185	$215
Realized gains on non-real estate investments(2)	$100	$130

(1)Our assumptions presented in the table above are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under
Part I; “Item 1A. Risk factors”; and “Item 7. Management’s discussion and analysis of financial condition and results of operations” in our annual report on Form 10-K for the year ended December 31, 2024, as well as in “Item 1A. Risk factors”; and “Item 2. Trends that may affect our future results” within “Part II – Other information” of this quarterly report on Form 10-Q. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.
(2)Represents realized gains and losses included in funds from operations per share – diluted, as adjusted, and excludes significant impairments realized on non-real estate investments, if any. Refer to Note 7 – “Investments” to our unaudited consolidated financial statements in Item 1 for additional details.

Key Credit Metric Targets(1)	As of 7/21/25
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2025 annualized	Less than or equal to 5.2x
Fixed-charge coverage ratio – fourth quarter of 2025 annualized	4.0x to 4.5x

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling Interest Share		Operating RSF at 100%
50 and 60 Binney Street/Greater Boston/Cambridge/Inner Suburbs	66.0%		532,395
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%		388,270
100 and 225 Binney Street and 300 Third Street/Greater Boston/Cambridge/Inner Suburbs	70.0%		870,641
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs(1)	23.1%		116,414
15 Necco Street/Greater Boston/Seaport Innovation District	43.3%		345,996
285, 299, 307, and 345 Dorchester Avenue/Greater Boston/Seaport Innovation District	40.0%		—	(1)
Alexandria Center® for Science and Technology – Mission Bay/San Francisco Bay Area/ Mission Bay(2)	75.0%		1,013,997
601, 611, 651(1), 681, 685, and 701 Gateway Boulevard/San Francisco Bay Area/ South San Francisco	50.0%		874,234
751 Gateway Boulevard/San Francisco Bay Area/South San Francisco	49.0%		230,592
211 and 213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%		300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%		155,685
Alexandria Center® for Life Science – Millbrae/San Francisco Bay Area/South San Francisco	51.5%		285,346
3215 Merryfield Row/San Diego/Torrey Pines	70.0%		170,523
Campus Point by Alexandria/San Diego/University Town Center(1)(3)	45.0%	(4)	1,212,414
5200 Illumina Way/San Diego/University Town Center	49.0%		792,687
9625 Towne Centre Drive/San Diego/University Town Center	70.0%		163,648
SD Tech by Alexandria/San Diego/Sorrento Mesa(1)(5)	50.0%		816,048
Pacific Technology Park/San Diego/Sorrento Mesa	50.0%		544,352
Summers Ridge Science Park/San Diego/Sorrento Mesa(6)	70.0%		316,531
1201 and 1208 Eastlake Avenue East/Seattle/Lake Union	70.0%		206,134
199 East Blaine Street/Seattle/Lake Union	70.0%		115,084
400 Dexter Avenue North/Seattle/Lake Union	70.0%		290,754
800 Mercer Street/Seattle/Lake Union	40.0%		—	(1)

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(7)		Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%		586,208
1450 Research Boulevard/Maryland/Rockville	73.2%	(8)	42,012
101 West Dickman Street/Maryland/Beltsville	58.4%	(8)	135,949

Refer to “Joint venture financial information” under “Definitions and reconciliations” in Item 2 for additional details.
(1)Represents a property currently under construction or in our future development and redevelopment pipeline. Refer to “New Class A/A+ development and redevelopment properties” in Item 2 for additional details.
(2)Includes 409 and 499 Illinois Street, 1450, 1500, and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(3)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4135, 4155, 4161, 4165, 4224, and 4242 Campus Point Court.
(4)The noncontrolling interest share of our joint venture partner is anticipated to decrease to 25%, as we expect to fund the majority of future construction costs at the campus until our ownership interest increases from 55% to 75%, after which future capital would be contributed pro-rata with our partner. Refer to “New Class A/A+
development and redevelopment properties: current projects” in Item 2 for additional details.
(5)Includes 9605, 9645, 9675, 9725, 9735, 9805, 9808, 9855, and 9868 Scranton Road and 10055, 10065, and 10075 Barnes Canyon Road.
(6)Includes 9965, 9975, 9985, and 9995 Summers Ridge Road.
(7)In addition to the real estate joint ventures listed, we hold an interest in one insignificant unconsolidated real estate joint venture.
(8)Represents a joint venture with a local real estate operator in which our joint venture partner manages the day-to-day activities that significantly affect the economic performance of the joint venture.

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of June 30,
2025 (dollars in thousands):

	Maturity Date	Stated Rate		Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture					Aggregate Commitment	Debt Balance(2)
101 West Dickman Street	11/10/26	SOFR+1.95%	(3)	6.34%	$26,750	$19,081	58.4%
1450 Research Boulevard	12/10/26	SOFR+1.95%	(3)	6.40%	13,000	8,965	73.2%
1655 and 1725 Third Street(4)	2/10/35	6.37%		6.44%	500,000	496,709	10.0%
					$539,750	$524,755
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of June 30, 2025.
(3)This loan is subject to a fixed SOFR floor of 0.75%.
(4)During the three months ended March 31, 2025, the unconsolidated real estate joint venture refinanced $500 million of its $600 million existing fixed-rate debt with a new secured note payable maturing in 2035. The remaining debt balance of approximately $100 million was repaid through contributions from the unconsolidated joint venture partners, including our share of $10.8 million.
The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures as of and for the three and six months ended June 30, 2025 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	June 30, 2025		June 30, 2025
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Total revenues	$117,958	$234,595	$2,688	$5,263
Rental operations	(36,039)	(70,808)	(935)	(1,983)
	81,919	163,787	1,753	3,280
General and administrative	(930)	(1,563)	(62)	(81)
Interest	(330)	(754)	(1,097)	(2,058)
Depreciation and amortization of real estate assets	(36,047)	(69,458)	(942)	(1,996)
Impairment of real estate	—	—	(8,673)	(8,673)
Fixed returns allocated to redeemable noncontrolling interests(1)	201	402	—	—
	$44,813	$92,414	$(9,021)	$(9,528)
Straight-line rent and below-market lease revenue	$6,542	$10,194	$176	$334
Funds from operations(1)	$80,860	$161,872	$594	$1,141
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

	As of June 30, 2025
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$4,250,023	$99,775
Cash, cash equivalents, and restricted cash	144,770	2,917
Other assets	457,402	10,156
Secured notes payable	(35,448)	(67,378)
Other liabilities	(252,979)	(5,236)
Redeemable noncontrolling interests	(9,612)	—
	$4,554,156	$40,234
During the six months ended June 30, 2025 and 2024, our consolidated real estate joint ventures distributed an aggregate of
$123.6 million and $119.9 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and
Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional information.

Investments
We hold investments in publicly traded companies and privately held entities primarily involved in the life science industry. The tables below summarize components of our investment income (loss) and non-real estate investments (in thousands). Refer to Note 7 –
“Investments” to our unaudited consolidated financial statements in Item 1 for additional information.

	June 30, 2025				Year Ended December 31, 2024
	Three Months Ended		Six Months Ended
Realized (losses) gains	$(8,684)	(1)	$9,469	(1)	$59,124	(2)
Unrealized losses	(21,938)	(3)	(90,083)	(4)	(112,246)	(5)
Investment loss	$(30,622)		$(80,614)		$(53,122)

	June 30, 2025					December 31, 2024
Investments	Cost		Unrealized Gains	Unrealized Losses	Carrying Amount	Carrying Amount
Publicly traded companies	$183,859		$18,365	$(120,299)	$81,925	$105,667
Entities that report NAV	497,975		97,201	(43,013)	552,163	609,866
Entities that do not report NAV:
Entities with observable price changes	78,105		64,585	(9,156)	133,534	174,737
Entities without observable price changes	432,299		—	—	432,299	400,487
Investments accounted for under the equity method	N/A		N/A	N/A	276,775	186,228
June 30, 2025	$1,192,238	(6)	$180,151	$(172,468)	$1,476,696	$1,476,985

December 31, 2024	$1,207,146		$228,100	$(144,489)	$1,476,985

Public/Private Mix (Cost)	Tenant/Non-Tenant Mix (Cost)

88%
Private
12%
Public
22%
Tenant
78%
Non-Tenant
(1)Consists of realized gains of $30.5 million and $59.9 million, partially offset by impairment charges of $39.2 million and $50.4 million during the three and six months ended June 30, 2025, respectively.
(2)Consists of realized gains of $117.2 million, partially offset by impairment charges aggregating $58.1 million during the year ended December 31, 2024.
(3)Consists of unrealized gains of $12.5 million primarily resulting from the increase in fair values of our investments in publicly traded entities and investments in privately held entities that report NAV and $34.4 million resulting from accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our realization of investments during the three months ended June 30, 2025.
(4)Primarily relates to the accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our realization of investments during the six months ended June 30, 2025.
(5)Primarily relates to the accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our realization of investments during the year ended December 31, 2024.
(6)Represents 2.7% of gross assets as of June 30, 2025. Refer to “Gross assets” under “Definitions and reconciliations” in Item 2 for additional details.

Liquidity

Liquidity		Minimal Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit

$4.6B		(in millions)

$5,000
$5,000
$5,000
No outstanding balance
$1,100
<$200
SIGNIFICANT AVAILABILITY
MINIMAL OUTSTANDING
12/31/24
6/30/25
12/31/25 Target
Remaining amounts available for borrowing under our unsecured senior line of credit
Outstanding balance under our unsecured senior line of credit and/or commercial paper program

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$3,900
Cash, cash equivalents, and restricted cash	528
Availability under our secured construction loan	42
Investments in publicly traded companies	82
Liquidity as of June 30, 2025	$4,552

We expect to meet certain long-term liquidity requirements, such as requirements for development, redevelopment, other construction projects, capital improvements, tenant improvements, property acquisitions, equity repurchases, leasing costs, non-
revenue-enhancing capital expenditures, scheduled debt maturities, distributions to noncontrolling interests, and payment of dividends through net cash provided by operating activities, periodic asset dispositions, strategic real estate joint ventures, long-term secured and unsecured indebtedness, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, and issuances of additional debt and/or equity securities.
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

The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; cash, cash equivalents, and restricted cash; availability under our secured construction loan; and
investments in publicly traded companies as of June 30, 2025 (in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance(1)	Remaining Commitments/ Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	SOFR+0.855%	$5,000,000	$1,097,993	$3,900,000
Cash, cash equivalents, and restricted cash				527,948
Secured construction loan(2)	SOFR+2.70%	$195,300	$153,500	41,676
Investments in publicly traded companies				81,925
Liquidity as of June 30, 2025				$4,551,549
(1)Represents outstanding principal, net of unamortized deferred financing costs, as of June 30, 2025.
(2)In August 2025, we expect to repay a secured construction loan held by our consolidated real estate joint venture for 99 Coolidge Avenue, a development project where we have a 76.9% interest. We expect to repay the loan aggregating $153.5 million which matures in 2026 and bears an interest rate of 7.16% as of June 30, 2025. As a result, we expect to recognize a loss on early extinguishment of debt of $99 thousand for the write-off of unamortized deferred financing costs during the three months ending September 30, 2025.
Cash, cash equivalents, and restricted cash
As of June 30, 2025 and December 31, 2024, we had $527.9 million and $559.8 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash provided by operating activities, proceeds from real estate asset sales, sales of partial interests, strategic real estate joint ventures, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured senior notes payable, borrowings under our secured construction loans, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities and any common stock repurchases.
Cash flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by operating activities	$668,190	$752,954	$(84,764)
Net cash used in investing activities	$(1,029,653)	$(1,468,479)	$438,826
Net cash provided by financing activities	$330,099	$620,460	$(290,361)
Operating activities
Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the six months ended June 30, 2025 decreased by $84.8 million to $668.2 million, compared to $753.0 million for the six months ended June 30, 2024. The decrease was primarily due to the ground lease prepayment of $135.0 million made in
January 2025 for a 24-year lease term extension to our existing ground lease agreement at the Alexandria Technology Square®
Megacampus in our Cambridge submarket.

Investing activities
Cash used in investing activities for the six months ended June 30, 2025 and 2024 consisted of the following (in thousands):

	Six Months Ended June 30,		Change
	2025	2024
Sources of cash from investing activities:
Proceeds from sales of real estate	$149,027	$16,670	$132,357
Sales of and distributions from non-real estate investments	42,134	86,008	(43,874)
	191,161	102,678	88,483
Uses of cash for investing activities:
Purchases of real estate	—	201,049	(201,049)
Additions to real estate	1,081,006	1,241,214	(160,208)
Change in escrow deposits	8,108	2,473	5,635
Investments in unconsolidated real estate joint ventures	11,055	3,713	7,342
Additions to non-real estate investments	120,645	122,708	(2,063)
	1,220,814	1,571,157	(350,343)

Net cash used in investing activities	$1,029,653	$1,468,479	$(438,826)
The decrease in net cash used in investing activities for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to a decreased use of cash for purchases of and additions to real estate. Refer to Note 3 –
“Investments in real estate” to our unaudited consolidated financial statements in Item 1 for additional information.
Financing activities
Cash flows provided by financing activities for the six months ended June 30, 2025 and 2024 consisted of the following
(in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Borrowings under secured note payable	$4,029	$14,974	$(10,945)
Proceeds from issuance of unsecured senior notes payable	548,532	998,806	(450,274)
Repayment of unsecured senior note payable	(600,000)	—	(600,000)
Proceeds from issuances under commercial paper program	8,468,015	5,006,950	3,461,065
Repayments of borrowings under commercial paper program	(7,368,015)	(4,906,950)	(2,461,065)
Payments of loan fees	(5,406)	(10,118)	4,712
Changes related to debt	1,047,155	1,103,662	(56,507)

Contributions from and sales of noncontrolling interests	96,055	159,644	(63,589)
Distributions to and purchases of noncontrolling interests	(141,436)	(171,871)	30,435
Repurchase of common stock	(208,187)	—	(208,187)
Dividends on common stock	(457,217)	(443,958)	(13,259)
Taxes paid related to net settlement of equity awards	(6,271)	(27,017)	20,746
Net cash provided by financing activities	$330,099	$620,460	$(290,361)

Capital resources
We expect that our principal liquidity needs for the year ending December 31, 2025 will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	2025 Guidance			Certain Completed Items
	Range		Midpoint
Sources of capital:
Net reduction in debt	$(290)	$(290)	$(290)	See below
Net cash provided by operating activities after dividends	425	525	475
Dispositions and sales of partial interests	1,450	2,450	1,950	(1)
Total sources of capital	$1,585	$2,685	$2,135

Uses of capital:
Construction	$1,450	$2,050	$1,750
Acquisitions and other opportunistic uses of capital(2)	—	500	250	$208 (2)
Ground lease prepayment	135	135	135	$135
Total uses of capital	$1,585	$2,685	$2,135

Net reduction in debt (included above):
Issuance of unsecured senior notes payable	$550	$550	$550	$550
Repayment of unsecured notes payable	(600)	(600)	(600)	$(600)
Repayment of secured note payable(3)	(154)	(154)	(154)
Unsecured senior line of credit, commercial paper program, and other	(86)	(86)	(86)
Net reduction in debt	$(290)	$(290)	$(290)

(1)As of the date of this report, completed dispositions aggregated $260.6 million and our share of pending transactions subject to non-refundable deposits, signed letters of intent, or purchase and sale agreement negotiations aggregated $524.7 million. We expect to achieve a weighted-average capitalization rate on our projected 2025 dispositions and partial interest sales (excluding land and including stabilized and non-stabilized operating properties) in the 7.5% – 8.5% range. We expect dispositions of land to represent 20%–30% of our total dispositions and sales of partial interest sales for the year ending December 31, 2025. Refer to “Dispositions and sales of partial interests” in Item 2 for additional information on our real estate dispositions.
(2)Under our common stock repurchase program authorized in December 2024, we may repurchase up to $500.0 million of our common stock through December 31,
2025. During the three months ended June 30, 2025, we did not repurchase any shares of common stock. As of the date of this report, the approximate value of shares authorized and remaining under this program was $241.8 million. Subject to market conditions, we may consider repurchasing additional shares of our common stock.
(3)In August 2025, we expect to repay a secured construction loan held by our consolidated real estate joint venture for 99 Coolidge Avenue, a development project where we have a 76.9% interest. We expect to repay the loan aggregating $153.5 million which matures in 2026 and bears an interest rate of 7.16% as of June 30, 2025. As a result, we expect to recognize a loss on early extinguishment of debt of $99 thousand for the write-off of unamortized deferred financing costs during the three months ending September 30, 2025.
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
Management’s discussion and analysis of financial condition and results of operations” in our annual report on Form 10-K for the year ended December 31, 2024; as well as in “Item 1A. Risk factors”; and “Item 2. Trends that may affect our future results” within “Part II –
Other information” of this quarterly report on Form 10-Q. We expect to update our forecast for key sources and uses of capital on a quarterly basis.

Sources of capital
Net cash provided by operating activities after dividends
We expect to retain $425 million to $525 million of net cash flows from operating activities after payment of common stock dividends, and distributions to noncontrolling interests for the year ending December 31, 2025, excluding the payment of our final installment of $135.0 million made in January 2025 for the ground lease at the Alexandria Technology Square® Megacampus. For purposes of this calculation, changes in operating assets and liabilities representing timing differences are excluded. For the year ending December 31, 2025, we expect our recently delivered projects, our development and redevelopment projects expected to be delivered, and contributions from Same Properties to contribute to income from rentals, net operating income, and cash flows. We anticipate contractual near-term growth in annual net operating income (cash basis) of $57 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to “Cash flows”
in Item 2 for a discussion of cash flows provided by operating activities for the six months ended June 30, 2025.
Debt
We expect to fund a portion of our capital needs for 2025 from issuances under our commercial paper program, issuances of unsecured senior notes payable, and/or borrowings under our unsecured senior line of credit.
As of June 30, 2025, our unsecured senior line of credit, which matures in 2030, including extension options under our control, had aggregate commitments of $5.0 billion and bore an interest rate of SOFR plus 0.855%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.145% based on the aggregate commitments outstanding. Based upon our ability to achieve certain annual sustainability targets, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.
Based on certain sustainability metrics achieved in accordance with the terms of our unsecured senior line of credit agreement, the borrowing rate was reduced by two basis points to SOFR plus 0.855%, from SOFR plus 0.875%, and the facility fee was reduced by 0.5 basis point to 0.145% from 0.15%. As of June 30, 2025, we had no outstanding balance on our unsecured line of credit.
Our commercial paper program provides us with the ability to issue up to $2.5 billion of commercial paper notes with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance under our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit. The commercial paper notes sold during the six months ended June 30, 2025 were issued at a weighted-average yield to maturity of 4.67%. As of June 30, 2025, we had $1.1 billion of commercial paper notes outstanding.
In February 2025, we issued $550.0 million of unsecured senior notes payable, due 2035, with an interest rate of 5.50%.
The following table presents our average debt outstanding and weighted-average interest rates during the three and six months ended June 30, 2025 (dollars in thousands):

	Average Debt Outstanding		Weighted-Average Interest Rate
	June 30, 2025		June 30, 2025
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Long-term fixed-rate debt	$12,314,715	$12,374,695	3.88%	3.85%
Short-term variable-rate unsecured senior line of credit and commercial paper program debt	926,720	651,302	4.70	4.65
Blended average interest rate	13,241,435	13,025,997	3.94	3.89
Loan fee amortization and annual facility fee related to unsecured senior line of credit	N/A	N/A	0.13	0.14
Total/weighted average	$13,241,435	$13,025,997	4.07%	4.03%

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
Common equity transactions
During the three and six months ended June 30, 2025, we have not issued any common stock under our ATM program. As of
June 30, 2025, the remaining aggregate amount available under our ATM program for future sales of common stock was $1.47 billion.
Other sources
As a well-known seasoned issuer, we may, from time to time, issue securities at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.
Additionally, we, together with joint venture partners, hold interests in real estate joint ventures that we consolidate in our financial statements. These existing joint ventures provide significant equity capital to fund a portion of our future construction spending, and our joint venture partners may also contribute equity into these entities for financing-related activities. From July 1, 2025 through
December 31, 2027 and beyond, we expect to receive capital contributions aggregating $297.3 million from existing consolidated real estate joint venture partners to fund construction. During the year ending December 31, 2025, contributions from noncontrolling interests from existing joint venture partners are expected to aggregate $230.0 million.

Uses of capital
Summary of capital expenditures
One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties.
We currently have projects in our development and redevelopment pipeline aggregating 4.4 million RSF of Class A/A+ properties undergoing construction and one 100% pre-leased committed near-term project expected to commence construction in the next year.
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
We capitalize interest cost as a cost of the project only during the period in which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest, classified in investments in real estate in our consolidated balance sheets, aggregated $162.5 million for the six months ended
June 30, 2025, consistent with $162.9 million capitalized during six months ended June 30, 2024. This reflects a consistent weighted-
average capitalized cost basis of $8.1 billion for the six months ended June 30, 2025, as compared to $8.0 billion for the six months ended June 30, 2024.
Property taxes, insurance on real estate, and indirect project costs, such as construction, administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect costs related to development, redevelopment, pre-construction, and construction projects aggregating $47.8 million and $52.1 million, and property taxes, insurance on real estate, and indirect project costs aggregating $73.1 million and $63.0 million during the six months ended June 30, 2025 and
2024, respectively.
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
Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $28.3 million for the six months ended June 30, 2025.
We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the six months ended
June 30, 2025, we capitalized total initial direct leasing costs of $52.2 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.
Real estate acquisitions and common stock repurchase program
Under our common stock repurchase program authorized in December 2024, we may repurchase up to $500.0 million of our common stock in the open market, in privately negotiated transactions, or otherwise through December 31, 2025.
•During the three months ended June 30, 2025, we did not repurchase any shares of common stock.
•During the six months ended June 30, 2025, we repurchased 2.2 million shares of common stock for an aggregate value of
$208 million at an average price per share of $96.71.
•As of the date of this report, the approximate value of shares authorized and remaining under this program was $241.8 million.
We have not made any real estate acquisitions during the six months ended June 30, 2025.
For the year ending December 31, 2025, we expect real estate acquisitions and common stock repurchases to aggregate up to $500 million.

Dividends
During the six months ended June 30, 2025 and 2024, we paid common stock dividends of $457.2 million and $444.0 million, respectively. The increase of $13.3 million in dividends paid on our common stock for the six months ended June 30, 2025, compared to the six months ended June 30, 2024, was primarily due to an increase in the related dividends to $2.64 per common share paid for the six months ended June 30, 2025 from $2.54 per common share paid for the six months ended June 30, 2024. We fund the payment of our common stock dividends using net cash provided by operating activities. We expect to continue funding future quarterly common stock dividends from net cash provided by operating activities, which may be supplemented by proceeds from periodic asset dispositions, issuances of additional debt and/or equity securities, and borrowings under our unsecured senior line of credit and/or our commercial paper program.
Secured note payable
Secured note payable as of June 30, 2025 consisted of one note secured by one property. Our secured note payable typically requires monthly payments of principal and interest and had a weighted-average interest rate of approximately 7.16%. As of June 30,
2025, the total book value of our investments in real estate securing debt was approximately $337.2 million. As of June 30, 2025, our secured note payable, including unamortized discounts and deferred financing costs, is approximately $153.5 million of unhedged variable-rate debt. We expect to repay the entire $153.5 million balance in August 2025.
Unsecured senior notes payable and unsecured senior line of credit
The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of June 30, 2025 were as follows:

Covenant Ratios(1)	Requirement	June 30, 2025
Total Debt to Total Assets	Less than or equal to 60%	31%
Secured Debt to Total Assets	Less than or equal to 40%	0.4%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	10.6x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	309%
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
and (ii) incur certain secured or unsecured indebtedness.
The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of June 30, 2025 were as follows:

Covenant Ratios(1)	Requirement	June 30, 2025
Leverage Ratio	Less than or equal to 60.0%	32.2%
Secured Debt Ratio	Less than or equal to 45.0%	0.3%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.71x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	9.30x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.
Estimated interest payments
Estimated interest payments on our fixed-rate debt are calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of June 30, 2025, 90.6% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements in
Item 1.

Ground lease obligations
Ground lease obligations as of June 30, 2025 included leases for 31 of our properties and accounted for approximately 8% of our total number of properties. Among these 31 properties, 17 properties are subject to ground leases with a weighted-average remaining lease term of 41 years, including extension options that we are reasonably certain to exercise. These leases are with a single lessor in our Greater Stanford submarket with whom we have extended three ground leases over the past 10 years.
Our remaining 14 properties subject to ground leases are located across multiple submarkets and have remaining lease terms ranging from approximately 46 to 81 years. The weighted-average remaining lease term of these ground leases is 74 years, including extension options that we are reasonably certain to exercise.
In many cases, we seek to extend our ground leases well ahead of their scheduled contractual expirations. If we are successful in extending ground leases, we could see significant up-front or increased recurring future payments to the ground lessor and/or increased ground lease expense, which may require us to increase our capital funding needs.
Operating lease agreements
As of June 30, 2025, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $762.5 million and $21.7 million, respectively. As of June 30, 2025, our operating lease liability, calculated as the present value of the remaining payments aggregating $784.2 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $363.4 million, which was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheet. As of June 30, 2025, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 54 years, including extension options that we are reasonably certain to exercise, and the weighted-average discount rate was 4.7%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $717.1 million.
We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to “Lease accounting” in Note 2 –
“Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1 for additional information.
Commitments
As of June 30, 2025, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $924.3 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain projects, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $5.3 million.
We are committed to funding approximately $380.3 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV and expire at various dates over the next 12 years, with a weighted-average expiration of 8.0 years as of June 30, 2025.
Our former joint venture partner in our Greater Boston market has an option, subject to certain conditions, to obtain a
$50 million secured loan from us, which, if the option is exercised, will bear interest at SOFR plus 6.5%, with a floor of 9.0% and a term not to exceed five years. As of June 30, 2025, the option has not been exercised.
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

Foreign currency translation gains and losses
The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate
Equities, Inc.’s stockholders during the six months ended June 30, 2025 primarily due to the changes in the foreign exchange rates for our real estate investments in Canada (in thousands). We reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

Total
Balance as of December 31, 2024	$(46,252)

Other comprehensive income before reclassifications	18,837
Net other comprehensive income	18,837

Balance as of June 30, 2025	$(27,415)
Inflation
As of June 30, 2025, approximately 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 97% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3% that were either fixed or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of our variable-rate borrowings, including borrowings under our unsecured senior line of credit and commercial paper program, issuances of unsecured senior notes payable, and borrowings under our secured construction loans, and secured loans held by our unconsolidated real estate joint ventures.

Issuer and guarantor subsidiary summarized financial information
Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor
Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents, on a combined basis, balance sheet information as of June 30, 2025 and December 31, 2024, and results of operations and comprehensive income for the six months ended June 30, 2025 and year ended December 31, 2024 for the Issuer and the Guarantor Subsidiary. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the
Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the
Guarantor Subsidiary generally based on legal entity ownership.
The following tables present combined summarized financial information as of June 30, 2025 and December 31, 2024 and for
the six months ended June 30, 2025 and year ended December 31, 2024 for the Issuer and Guarantor Subsidiary. Amounts provided do not represent our total consolidated amounts (in thousands):

	June 30, 2025	December 31, 2024
Assets:
Cash, cash equivalents, and restricted cash	$146,076	$103,993
Other assets	170,720	153,913
Total assets	$316,796	$257,906

Liabilities:
Unsecured senior notes payable	$12,042,607	$12,094,465
Unsecured senior line of credit and commercial paper	1,097,993	—
Other liabilities	518,737	542,322
Total liabilities	$13,659,337	$12,636,787

	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Total revenues	$24,052	$59,023
Total expenses	(164,818)	(349,437)
Net loss	(140,766)	(290,414)
Net income attributable to unvested restricted stock awards	(5,269)	(13,394)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(146,035)	$(303,808)

As of June 30, 2025, 368 of our 384 properties were held indirectly by the REIT’s wholly owned consolidated subsidiary,
Alexandria Real Estate Equities, L.P.
Critical accounting estimates
Refer to our annual report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting estimates related to recognition of real estate acquired, impairment of long-lived assets, impairment of non-real estate investments, and monitoring of tenant credit quality.

Definitions and reconciliations
This section contains additional information on certain non-GAAP financial measures, including reconciliations from the most directly comparable financial measure calculated and presented in accordance with GAAP and the reasons why we use these supplemental measures of performance and believe they provide useful information to investors, as well as the definitions of other terms used in this report.
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
We compute funds from operations, as adjusted, as funds from operations calculated in accordance with the Nareit White
Paper, excluding significant gains, losses, and impairments realized on non-real estate investments, unrealized gains or losses on non-
real estate investments, impairments of real estate primarily consisting of right-of-use assets and pre-acquisition costs related to projects that we decided to no longer pursue, gains or losses on early extinguishment of debt, changes in the provision for expected credit losses on financial instruments, significant termination fees, acceleration of stock compensation expense due to the resignations of executive officers, deal costs, the income tax effect related to such items, and the amount of such items that is allocable to our unvested restricted stock awards. We compute the amount that is allocable to our unvested restricted stock awards with nonforfeitable dividends using the two-class method. Under the two-class method, we allocate net income (after amounts attributable to noncontrolling interests) to common stockholders and to unvested restricted stock awards with nonforfeitable dividends by applying the respective weighted-average shares outstanding during each quarter-to-date and year-to-date period. This may result in a difference of the summation of the quarter-to-date and year-to-date amounts. Neither funds from operations nor funds from operations, as adjusted, should be considered as alternatives to net income (determined in accordance with GAAP) as indications of financial performance, or to cash flows from operating activities (determined in accordance with GAAP) as measures of liquidity, nor are they indicative of the availability of funds for our cash needs, including our ability to make distributions.
The following table reconciles net income (loss) to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three and six months ended June 30, 2025 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	June 30, 2025		June 30, 2025
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Net income (loss)	$44,813	$92,414	$(9,021)	$(9,528)
Depreciation and amortization of real estate assets	36,047	69,458	942	1,996
Impairment of real estate	—	—	8,673	8,673
Funds from operations	$80,860	$161,872	$594	$1,141

The following tables present a reconciliation of net income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities,
Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three and six months ended June 30, 2025 and 2024 (in thousands, except per share amounts). Per share amounts may not add due to rounding.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025		2024	2025		2024
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$(109,611)		$42,917	$(121,210)		$209,803
Depreciation and amortization of real estate assets	343,729		288,118	683,110		573,068
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(36,047)		(31,364)	(69,458)		(62,268)
Our share of depreciation and amortization from unconsolidated real estate JVs	942		1,068	1,996		2,102
Gain on sales of real estate	—		—	(13,165)		(392)
Impairment of real estate – rental properties and land	131,090	(1)	2,182	131,090	(1)	2,182
Allocation to unvested restricted stock awards	(1,222)		(1,305)	(1,916)		(4,736)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(2)	328,881		301,616	610,447		719,759
Unrealized losses on non-real estate investments	21,938		64,238	90,083		35,080
Impairment of non-real estate investments	39,216	(3)	12,788	50,396		27,486
Impairment of real estate	7,189		28,581	39,343		28,581
Increase in provision for expected credit losses on financial instruments	—		—	285		—
Allocation to unvested restricted stock awards	(794)		(1,738)	(2,116)		(1,528)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$396,430		$405,485	$788,438		$809,378
(1)Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information. Includes an impairment charge of $8.7 million related to an unconsolidated real estate joint venture, which is classified in equity in earnings of unconsolidated real estate joint ventures in our consolidated statement of operations.
(2)Calculated in accordance with standards established by the Nareit Board of Governors.
(3)Primarily related to one non-real estate investment in a privately held entity that does not report NAV.

	Three Months Ended June 30,		Six Months Ended June 30,
(Per share)	2025	2024	2025	2024
Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$(0.64)	$0.25	$(0.71)	$1.22
Depreciation and amortization of real estate assets	1.81	1.50	3.61	2.98
Gain on sales of real estate	—	—	(0.08)	—
Impairment of real estate – rental properties and land	0.77	0.01	0.77	0.01
Allocation to unvested restricted stock awards	(0.01)	(0.01)	(0.01)	(0.02)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	1.93	1.75	3.58	4.19
Unrealized losses on non-real estate investments	0.13	0.37	0.53	0.20
Impairment of non-real estate investments	0.23	0.08	0.30	0.16
Impairment of real estate	0.04	0.17	0.23	0.17
Allocation to unvested restricted stock awards	—	(0.01)	(0.01)	(0.01)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$2.33	$2.36	$4.63	$4.71

Weighted-average shares of common stock outstanding – diluted(1)
Earnings per share – diluted	170,135	172,013	170,328	171,981
Funds from operations – diluted, per share	170,192	172,013	170,390	171,981
Funds from operations – diluted, as adjusted, per share	170,192	172,013	170,390	171,981
(1)Refer to “Weighted-average shares of common stock outstanding – diluted” in this section for additional information.

Adjusted EBITDA and Adjusted EBITDA margin
We use Adjusted EBITDA as a supplemental performance measure of our operations, for financial and operational decision-
making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Adjusted EBITDA is calculated as earnings before interest, taxes, depreciation, and amortization (“EBITDA”), excluding stock compensation expense, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, impairments of real estate, changes in provision for expected credit losses on financial instruments, and significant termination fees. Adjusted EBITDA also excludes unrealized gains or losses and significant realized gains or losses and impairments that result from our non-real estate investments. These non-real estate investment amounts are classified in our consolidated statements of operations outside of total revenues.
We believe Adjusted EBITDA provides investors with relevant and useful information as it allows investors to evaluate the operating performance of our business activities without having to account for differences recognized because of investing and financing decisions related to our real estate and non-real estate investments, our capital structure, capital market transactions, and variances resulting from the volatility of market conditions outside of our control. For example, we exclude gains or losses on the early extinguishment of debt to allow investors to measure our performance independent of our indebtedness and capital structure. We believe that adjusting for the effects of impairments and gains or losses on sales of real estate, significant impairments and realized gains or losses on non-real estate investments, changes in provision for expected credit losses on financial instruments, and significant termination fees allows investors to evaluate performance from period to period on a consistent basis without having to account for differences recognized because of investing and financing decisions related to our real estate and non-real estate investments or other corporate activities that may not be representative of the operating performance of our properties.
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
We are not able to forecast the net income of future periods without unreasonable effort and therefore do not provide a reconciliation for Adjusted EBITDA on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as quarterly components such as gain on sales of real estate, unrealized gains or losses on non-real estate investments, impairments of real estate, impairments of non-real estate investments, and changes in provision for expected credit losses on financial instruments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would be potentially misleading for our investors.

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and calculates the Adjusted EBITDA margin for the three and six months ended June 30,
2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(62,189)	$94,049	$(23,527)	$313,225
Interest expense	55,296	45,789	106,172	86,629
Income taxes	1,020	1,182	2,165	2,946
Depreciation and amortization	346,123	290,720	688,185	578,274
Stock compensation expense	12,530	14,507	22,594	31,632
Gain on sales of real estate	—	—	(13,165)	(392)
Unrealized losses on non-real estate investments	21,938	64,238	90,083	35,080
Impairment of real estate	129,606	30,763	161,760	30,763
Impairment of non-real estate investments	39,216	12,788	50,396	27,486
Increase in provision for expected credit losses on financial instruments	—	—	285	—
Adjusted EBITDA	$543,540	$554,036	$1,084,948	$1,105,643

Total revenues	$762,040	$766,734	$1,520,198	$1,535,842

Adjusted EBITDA margin	71%	72%	71%	72%
Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP, including the amortization of deferred revenue related to tenant-funded and tenant-built landlord improvements, for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of June 30, 2025, approximately 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.
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
Credit rating
Represents the credit ratings assigned by S&P Global Ratings or Moody’s Ratings as of June 30, 2025. A credit rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time.
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
The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and computes fixed-charge coverage ratio for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Adjusted EBITDA	$543,540	$554,036	$1,084,948	$1,105,643

Interest expense	$55,296	$45,789	$106,172	$86,629
Capitalized interest	82,423	81,039	162,488	162,879
Amortization of loan fees	(4,615)	(4,146)	(9,306)	(8,288)
Amortization of debt discounts	(335)	(328)	(684)	(646)
Cash interest and fixed charges	$132,769	$122,354	$258,670	$240,574

Fixed-charge coverage ratio:
– quarter annualized	4.1x	4.5x	4.2x	4.6x
– trailing 12 months	4.3x	4.6x	4.3x	4.6x
We are not able to forecast the net income of future periods without unreasonable effort and therefore do not provide a reconciliation for fixed-charge coverage ratio on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as quarterly components such as gain on sales of real estate, unrealized gains or losses on non-real estate investments, impairment of real estate, impairments of non-real estate investments, and changes in provision for expected credit losses on financial instruments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would be potentially misleading for our investors.
Gross assets
Gross assets are calculated as total assets plus accumulated depreciation as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Total assets	$37,623,629	$37,527,449
Accumulated depreciation	6,146,378	5,625,179
Gross assets	$43,770,007	$43,152,628

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
Investment-grade or publicly traded large cap tenants
Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended June 30, 2025, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Ratings and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decrease below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.
Investments in real estate
The following table presents our new Class A/A+ development and redevelopment pipeline, excluding properties held for sale, as a percentage of gross assets and as a percentage of annual rental revenue as of June 30, 2025 (dollars in thousands):

		Percentage of
	Book Value	Gross Assets	Annual Rental Revenue
Under construction and committed near-term projects	$3,806,346	9%	—%
Income-producing/potential cash flows/covered land play(1)	3,183,092	7	1
Land	1,553,645	4	—
	$8,543,083	20%	1%

(1)Includes projects with existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses.

The square footage presented in the table below is classified as operating as of June 30, 2025. These lease expirations or vacant space at recently acquired properties represent future opportunities for which we have the intent, subject to market conditions and leasing, to commence first-time conversion from non-laboratory space to laboratory space, or to commence future ground-up development:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2025	2026	Thereafter(1)	Total
Committed near-term project:
Campus Point by Alexandria/University Town Center	Dev	—	—	52,620	52,620
Future projects:
446, 458, 500, and 550 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	365,898	365,898
Other/Greater Boston	Redev	—	—	167,549	167,549
1122 and 1150 El Camino Real/South San Francisco	Dev	—	—	375,232	375,232
3875 Fabian Way/Greater Stanford	Dev	—	—	228,000	228,000
2100 and 2200 Geng Road/Greater Stanford	Dev	—	—	62,526	62,526
960 Industrial Road/Greater Stanford	Dev	—	—	112,590	112,590
Campus Point by Alexandria/University Town Center	Dev	—	—	96,805	96,805
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	555,754	555,754
410 West Harrison Street/Elliott Bay	Dev	—	—	17,205	17,205
Other/Seattle	Dev	—	—	63,057	63,057
100 Capitola Drive/Research Triangle	Dev	—	—	34,527	34,527
1001 Trinity Street and 1020 Red River Street/Austin	Dev/Redev	198,972	—	—	198,972
Canada	Redev	—	—	247,743	247,743
		198,972	—	2,326,886	2,525,858
Total		198,972	—	2,379,506	2,578,478
(1)Includes vacant square footage as of June 30, 2025.
Joint venture financial information
We present components of balance sheet and operating results information related to our real estate joint ventures, which are not presented, or intended to be presented, in accordance with GAAP. We present the proportionate share of certain financial line items as follows: (i) for each real estate joint venture that we consolidate in our financial statements, which are controlled by us through contractual rights or majority voting rights, but of which we own less than 100%, we apply the noncontrolling interest economic ownership percentage to each financial item to arrive at the amount of such cumulative noncontrolling interest share of each component presented; and (ii) for each real estate joint venture that we do not control and do not consolidate, which are instead controlled jointly or by our joint venture partners through contractual rights or majority voting rights, we apply our economic ownership percentage to each financial item to arrive at our proportionate share of each component presented.
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

Megacampus™
A Megacampus ecosystem is a cluster campus that consist of approximately 1 million RSF or greater, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. The following table reconciles our annual rental revenue and development and redevelopment pipeline RSF as of June 30, 2025 (dollars in thousands):

	Annual Rental Revenue	Development and Redevelopment Pipeline RSF
Megacampus	$1,570,877	20,370,529
Core and non-core	510,353	7,108,567
Total	$2,081,230	27,479,096

Megacampus as a percentage of annual rental revenue and of total development and redevelopment pipeline RSF	75%	74%
Net cash provided by operating activities after dividends
Net cash provided by operating activities after dividends is reduced by distributions to noncontrolling interests and excludes changes in operating assets and liabilities as they represent timing differences.
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
which would be potentially misleading for our investors.
The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of June 30,
2025 and December 31, 2024 (dollars in thousands):

	June 30, 2025	December 31, 2024
Secured notes payable	$153,500	$149,909
Unsecured senior notes payable	12,042,607	12,094,465
Unsecured senior line of credit and commercial paper	1,097,993	—
Unamortized deferred financing costs	78,574	77,649
Cash and cash equivalents	(520,545)	(552,146)
Restricted cash	(7,403)	(7,701)
Preferred stock	—	—
Net debt and preferred stock	$12,844,726	$11,762,176

Adjusted EBITDA:
– quarter annualized	$2,174,160	$2,273,480
– trailing 12 months	$2,208,226	$2,228,921

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.9x	5.2x
– trailing 12 months	5.8x	5.3x

Net operating income, net operating income (cash basis), and operating margin
The following table reconciles net income to net operating income and net operating income (cash basis) and computes operating margin for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(62,189)	$94,049	$(23,527)	$313,225

Equity in losses (earnings) of unconsolidated real estate joint ventures	9,021	(130)	9,528	(285)
General and administrative expenses	29,128	44,629	59,803	91,684
Interest expense	55,296	45,789	106,172	86,629
Depreciation and amortization	346,123	290,720	688,185	578,274
Impairment of real estate	129,606	30,763	161,760	30,763
Gain on sales of real estate	—	—	(13,165)	(392)
Investment loss	30,622	43,660	80,614	376
Net operating income	537,607	549,480	1,069,370	1,100,274
Straight-line rent revenue	(18,536)	(48,338)	(40,559)	(96,589)
Amortization of deferred revenue related to tenant-funded and -built landlord improvements	(2,401)	—	(4,052)	—
Amortization of acquired below-market leases	(10,196)	(22,515)	(25,418)	(52,855)
Provision for expected credit losses on financial instruments	—	—	285	—
Net operating income (cash basis)	$506,474	$478,627	$999,626	$950,830

Net operating income (cash basis) – annualized	$2,025,896	$1,914,508	$1,999,252	$1,901,660

Net operating income (from above)	$537,607	$549,480	$1,069,370	$1,100,274
Total revenues	$762,040	$766,734	$1,520,198	$1,535,842
Operating margin	71%	72%	70%	72%
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
Therefore, we do not consider these activities to be an indication of operating performance of our real estate assets at the property level. Our calculation of net operating income also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt and changes in provision for expected credit losses on financial instruments, as these charges often relate to corporate strategy. Property operating expenses included in determining net operating income primarily consist of costs that are related to our operating properties, such as utilities, repairs, and maintenance; rental expense related to ground leases;
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
The following table reconciles income from rentals to tenant recoveries for the three and six months ended June 30, 2025 and
2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Income from rentals	$737,279	$755,162	$1,480,454	$1,510,713
Rental revenues	(553,377)	(576,835)	(1,105,489)	(1,158,235)
Tenant recoveries	$183,902	$178,327	$374,965	$352,478
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
The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unencumbered net operating income	$535,766	$544,268	$1,066,457	$1,091,098
Encumbered net operating income	1,841	5,212	2,913	9,176
Total net operating income	$537,607	$549,480	$1,069,370	$1,100,274
Unencumbered net operating income as a percentage of total net operating income	99.7%	99.1%	99.7%	99.2%

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
The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three and six months ended June 30, 2025 and 2024 are calculated as follows. Also shown are the weighted-average unvested RSAs with nonforfeitable dividends used in calculating the amounts allocable to these awards pursuant to the two-class method for each of the respective periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic shares for earnings per share	170,135	172,013	170,328	171,981
Unvested RSAs with forfeitable dividends	—	—	—	—
Diluted shares for earnings per share	170,135	172,013	170,328	171,981

Basic shares for funds from operations per share and funds from operations per share, as adjusted	170,135	172,013	170,328	171,981
Unvested RSAs with forfeitable dividends	57	—	62	—
Diluted shares for funds from operations per share and funds from operations per share, as adjusted	170,192	172,013	170,390	171,981

Weighted-average unvested RSAs with nonforfeitable dividends used in the allocations of net income, funds from operations, and funds from operations, as adjusted	1,998	2,878	2,025	2,933

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.
In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of June 30, 2025, we did not have any outstanding interest rate hedge agreements.
Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates, assuming a zero percent interest rate floor, on our fixed- and variable-rate debt as of June 30, 2025 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(3,841)
Rate decrease of 1%	$3,841

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(766,508)
Rate decrease of 1%	$876,870
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
will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of June 30, 2025 (in thousands):

Equity price risk:
Fair value increase of 10%	$147,670
Fair value decrease of 10%	$(147,670)

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
relative to the U.S. dollar would have on our potential future earnings and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of June 30, 2025 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$53
Rate decrease of 10%	$(53)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$38,953
Rate decrease of 10%	$(38,953)
The sensitivity analyses assume a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.
Our exposure to market risk elements for the six months ended June 30, 2025 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of June 30, 2025, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.
Changes in internal control over financial reporting
There has not been any change in our internal control over financial reporting during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In 2006, ARE-East River Science Park, LLC, a subsidiary of Alexandria Real Estate Equities, Inc., was granted an option to incorporate a land parcel adjacent to and north of the Alexandria Center® for Life Science – New York City (“ACLS-NYC”) campus
(“Option Parcel”) into the existing ground lease of that campus. The Option Parcel will allow ARE-East River Science Park, LLC to develop a future world-class life science building within the ACLS-NYC campus. ARE-East River Science Park, LLC’s investment in pre-
construction costs related to the development of the Option Parcel, including costs related to design, engineering, environmental, survey/title, and permitting and legal costs, aggregated $173.8 million as of June 30, 2025.
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
This matter exposes us to potential losses ranging from zero to the full amount of the investment in the project aggregating
$173.8 million as of June 30, 2025, depending on any collection of damages and/or the ability to develop the project. We performed a probability-weighted recoverability analysis based on initial estimates of various possible outcomes and determined no impairment was present as of June 30, 2025.

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
Changes to regulatory, funding, staffing, trade, and other policies and actions by the U.S. government could adversely affect our business operations or those of our tenants and our venture investment portfolio companies.
Domestic and international policy shifts may introduce considerable uncertainty to the macroeconomic and regulatory landscape in which we, our tenants, and our venture investment portfolio companies operate. Our tenants and our venture investment portfolio companies include entities in the pharmaceutical, biotechnology, medical device, life science, and related industries, academic and private institutions, government institutions that determine their research and development budgets based on several factors, including the availability of government and other funding, and the operational efficiency and reliability of public regulatory institutions.
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
Reductions in FDA Workforce and Budget
In 2025, the FDA laid off approximately 3,500 employees, representing approximately 19% of its workforce at the beginning of the year. Such workforce reductions at the FDA have raised some concerns regarding the agency’s capacity to perform timely regulatory reviews and approvals of drugs and other medical products. Recent and/or potential further reductions in workforce or other personnel changes at the FDA, including terminations, may disrupt the agency’s review and approval processes for our tenants’ and our venture investment portfolio companies’ products. Such disruptions could lead to setbacks in research and development timelines, negatively impacting life science companies’ ability to advance their pipelines, secure investor funding, or achieve commercial viability, which could severely affect their operations and financial performance and, as a result adversely impact our operating and financial results.
NIH Grant Cuts and Impact on Research Institutions
The current U.S. administration has implemented significant policy changes affecting the NIH, leading to substantial disruptions in biomedical research across the U.S. These actions included staff layoffs and funding cuts, as described below, and resulted in the suspension of numerous research projects, posing risks to scientific advancement and introducing uncertainty for some of our tenants and venture investment portfolio companies.
•NIH budget freeze and workforce cuts. On January 27, 2025, the U.S. administration issued an executive order to suspend NIH grant funding, freezing much of NIH’s nearly $48 billion budget for 2025. Though the suspension was eventually blocked and reversed, during the first half of 2025 the NIH laid off approximately 5,000 employees and contractors across its approximately 20,000-person workforce.
In May 2025, the White House introduced a budget proposal for fiscal year 2026 that would reduce the NIH budget by
40%, from $48 billion to $27.5 billion. The proposal has been met with push back from Congress, and, until a new budget is approved by the legislature, the NIH budget will remain at 2024 levels through a continuing resolution.
Should the NIH budget be significantly reduced, it may affect funding of early research that drives the formation of new life companies, potentially impacting the U.S.'s global life science leadership and long-term demand for life science real estate.
•Termination of NIH grants and funding commitments to major research institutions. On January 20, 2025, President
Trump issued an executive order directing every U.S. agency, including the NIH, to “terminate, to the maximum extent allowed by law” all grants relating to diversity, equity, and inclusion. On January 29, 2025, the President issued an executive order to make it “the policy of the United States to combat anti-Semitism vigorously, using all available and appropriate legal tools, to prosecute, remove, or otherwise hold to account the perpetrators of unlawful anti-Semitic harassment and violence.” As a result of one or both executive orders, the NIH, the world’s largest funder of biomedical research, has withheld funding from certain U.S. research institutions.

•15% cap on indirect cost reimbursements of all NIH grants. On February 7, 2025, the NIH introduced a policy limiting indirect cost reimbursements to 15% for all NIH grants, representing a significant reduction from historic levels, which were approximately double that rate on average, and in some cases significantly higher. This change threatens to substantially impact the ability of research institutions to support their infrastructure and administrative costs, including their ability to lease life science facilities.
A coalition of 22 state attorneys general, along with organizations like the Association of American Medical Colleges, filed lawsuits challenging the NIH’s policy changes, particularly the 15% cap on indirect costs. On April 7, 2025, a federal court issued a permanent injunction blocking the enforcement of this cap. However, the U.S. administration has signaled its intent to appeal and/or pursue similar funding restrictions through future legislative or administrative actions. If implemented, any such funding cap could negatively impact our tenants that depend on grant funding for its operations. It could also reduce the financial resources available to such tenants, forcing them to scale back operations, reduce leased space, or delay their plans for lease expansion.
Termination of federal research funding that affected prominent academic institutions has already led to reductions in postdoctoral hiring and the closure of critical programs. Moreover, recent changes to visa rules have introduced new uncertainty around the ability of international graduate students and postdoctoral researchers to remain in the U.S. following graduation.
Many of these individuals represent years of training investment and historically have formed a key segment of the U.S. biotech workforce. As limitations on their residency and employment take effect, a growing share of talent is migrating to foreign markets. The U.S. life sciences real estate market has historically benefited from robust domestic R&D activity and venture capital investment. However, other countries are increasingly positioned to attract top-tier biomedical talent, venture capital, and clinical trials. The global leadership in biotechnology currently held by the U.S. may begin to shift abroad. The reduced attractiveness of the U.S. as a destination for research and commercialization could lead to a substantial long-term decline in the size of our life science tenant base and of life science real estate.
Drug Pricing Regulation — Most Favored Nation Executive Order
On May 12, 2025, President Trump issued an executive order titled “Delivering Most-Favored-Nation Prescription Drug
Pricing to American Patients,” directing the U.S. Department of Health and Human Services to establish pricing benchmarks for prescription drugs based on the lowest prices paid in other developed countries. While the President announced that the
“prescription drug and pharmaceutical prices will be reduced, almost immediately, by 30% to 80%,” many of the proposed changes would require formal rulemaking and are expected to face legal challenges. Although the implementation timeline and extent of any actual price reductions remain uncertain. If enacted, these changes could materially affect our life science tenants by potentially diminishing their profitability and constraining future growth, which in turn can reduce their future demand for life science space.
Dismissal of the Entire Independent Vaccine Advisory Panel at the U.S. Centers for Disease Control and Prevention (CDC)
In June 2025, the U.S. Health Secretary unilaterally dismissed all 17 members of the Advisory Committee on
Immunization Practices (ACIP) at the CDC, and withdrew a recommendation for administering COVID shots to children and pregnant women. Shortly thereafter, the Health Secretary named eight new members to serve on the panel, including several anti-vaccine advocates.
Reductions in Medicaid Funding under the One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act was signed into law. Included in the bill is an estimated $1 trillion in cuts to Medicaid spending, implemented through Medicaid work requirements, patient cost-sharing, and a phasedown of Medicaid provider taxes and state-directed payments. Such reductions in Medicaid spending could result in lower revenue for some life science tenants, adversely impacting financial performance and potentially resulting in reduced life science real estate requirements.
The Rapid Expansion of China’s Biotechnology Sector May Adversely Impact Demand for U.S. Life Sciences Real Estate
The U.S. life sciences real estate market has historically benefited from robust domestic R&D activity and venture capital investment. The accelerated growth of China’s biotechnology industry—fueled by state subsidies, regulatory reform, and inexpensive talent —poses a potential threat to U.S. lab space demand. Given lower operational costs and faster clinical trial recruitment timelines, China may attract biotech firms to conduct R&D activities in China rather than the U.S.
Additionally, the U.S. biopharma sector is increasingly sourcing innovative assets from China, with over one-third of in-
licensed molecules at major U.S. pharmaceutical companies now originating from Chinese firms. If biopharma companies increasingly rely on acquiring or in-licensing assets from China instead of looking to innovation developed in the U.S., it could negatively impact the fundamentals of the U.S. biotech market leading to reduced investment and fewer U.S.-based biotech companies. Should this occur, demand for domestic lab space could decline.

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
•On April 9, 2025, facing a global market meltdown, the President announced a 90-day pause on tariffs for most countries but raised the tax rate on Chinese imports to 125%. Following the announcement, the S&P 500 Index surged
9.5%. However, on April 10, 2025, U.S. stocks fell as the initial euphoria over the pause on tariffs faded. Subsequently, on June 12, 2025, the President announced that the 125% tariff would be replaced with a 55% tariff on select Chinese goods. Pharmaceutical ingredients and critical materials remain partially exempt.
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
Any of the aforementioned and future developments may adversely affect occupancy rates, rental income, and the value of our real estate portfolio in several ways. First, regulatory delays and reduced NIH funding may slow the pace of innovation and company formation, leading to fewer early-stage tenants seeking lab space. Established tenants may face financial strain due to reduced grant support, drug pricing pressures, and increased operational costs from tariffs, prompting them to downsize, consolidate, or defer expansion plans. This could result in lower leasing, increased vacancy rates, and downward pressure on rental rates across our portfolio.
Second, macroeconomic volatility and restricted access to capital markets may impair our ability to fund new developments or raise new debt or equity capital at favorable terms. Rising construction costs and supply chain disruptions could delay project completions, reduce development yields, and impact the timing of rental income generation. Additionally, if tenants are unable to absorb higher operating costs or pass them on to customers, their financial health may deteriorate, increasing the risk of lease defaults or renegotiations.
Finally, the growing competitiveness of international markets—particularly China’s rapidly expanding biotech sector—may shift R&D activity abroad, reducing domestic demand for specialized lab infrastructure. If U.S.-based life sciences companies increasingly rely on foreign innovation or relocate operations to more favorable regulatory or cost environments, the long-term fundamentals of the U.S. life sciences real estate market could weaken. This may lead to asset devaluation, reduced investor confidence, and a more challenging environment for sustaining growth and delivering shareholder value.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities
On December 9, 2024, we announced that our Board of Directors authorized a share repurchase program, allowing the repurchase of shares with an aggregate value up to $500.0 million until December 31, 2025 in the open market, through privately negotiated transactions, or otherwise, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the
Exchange Act. During the three months ended June 30, 2025, we did not repurchase any shares of our common stock under the program. As of June 30, 2025, we had remaining authorization to repurchase shares with an aggregate value up to $241.8 million.
ITEM 5. OTHER INFORMATION
Disclosure of 10b5-1 plans
During the three months ended June 30, 2025, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c)
or any “non-Rule 10b5-1 trading arrangement.”
Updates to Federal Income Tax Considerations in Form S-3 Registration Statement
Updates to our discussion of federal income tax considerations are included in Exhibit 99.1 attached hereto, which is incorporated herein by reference. Exhibit 99.1 supplements, supersedes and replaces where inconsistent with, and should be read together with, the disclosure under the heading “Federal Income Tax Considerations” in the prospectus dated February 1, 2024, which is a part of our Registration Statement on Form S-3 (File No. 333-276803), as amended. Our updated discussion addresses recently enacted tax law changes.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1*	Articles of Amendment and Restatement of the Company, dated May 21, 1997	Form 10-Q	August 14, 1997
3.2*	Certificate of Correction of the Company, dated June 20, 1997	Form 10-Q	August 14, 1997
3.3*	Articles of Amendment of the Company, effective as of May 10, 2017	Form 8-K	May 12, 2017
3.4*	Articles of Amendment of the Company, effective as of May 18, 2022	Form 8-K	May 19, 2022
3.5*	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.6*	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.7*	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.8*	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.9*	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.10*	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.11*	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.12*	Articles Supplementary, effective as of May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
3.13*	Amended and Restated Bylaws of the Company (Amended December 6, 2024)	Form 8-K	December 9, 2024
10.1*	Amended and Restated 1997 Stock Award and Incentive Plan of the Company	Form 8-K	May 15, 2025
22.1	List of Guarantor Subsidiaries of the Company	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
99.1	Updates to Federal Income Tax Considerations	N/A	Filed herewith
101.1
The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2025, formatted in iXBRL (Inline
eXtensible Business Reporting Language): (i) Consolidated Balance Sheets
as of June 30, 2025 and December 31, 2024 (unaudited), (ii) Consolidated
Statements of Operations for the three and six months ended June 30, 2025 and 2024 (unaudited), (iii) Consolidated Statements of Comprehensive
Income for the three and six months ended June 30, 2025 and 2024
(unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity
and Noncontrolling Interests for the three and six months ended June 30,
2025 and 2024 (unaudited), (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (unaudited), and (vi) Notes to
Consolidated Financial Statements (unaudited)
		N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith
(*) Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 21, 2025.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Executive Chairman (Principal Executive Officer)

/s/ Peter M. Moglia
Peter M. Moglia Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

/s/ Marc E. Binda
Marc E. Binda Chief Financial Officer and Treasurer (Principal Financial Officer)