Form 10-Q
period 2025-09-30
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2025-10-27
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
    ☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 15, 2025, 172,825,059 shares of common stock, par value $0.01 per share, were outstanding.
i
TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024 ..................................................	1

	Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2025 and 2024:

	Consolidated Statements of Operations ...................................................................................................................	2

	Consolidated Statements of Comprehensive Income ............................................................................................	3

	Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests ..........................	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2025 and 2024 ...................	8

	Notes to Consolidated Financial Statements ....................................................................................................................	10

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........................................................................................................................................................................	50

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........................................................	129

Item 4.	CONTROLS AND PROCEDURES .....................................................................................................................................	130

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS ......................................................................................................................................................	131

Item 1A.	RISK FACTORS ....................................................................................................................................................................	132

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ...................................................	138

Item 5.	OTHER INFORMATION .......................................................................................................................................................	138

Item 6.	EXHIBITS ...............................................................................................................................................................................	139

SIGNATURES .................................................................................................................................................................................................		140
ii
GLOSSARY
The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

ASU	Accounting Standards Update
ATM	At the Market
CAD	Canadian Dollar
CIP	Construction in Progress
EPS	Earnings per Share
FASB	Financial Accounting Standards Board
FFO	Funds From Operations
GAAP	U.S. Generally Accepted Accounting Principles
IRS	Internal Revenue Service
JV	Joint Venture
Nareit	National Association of Real Estate Investment Trusts
NAV	Net Asset Value
NYSE	New York Stock Exchange
REIT	Real Estate Investment Trust
RSF	Rentable Square Feet/Foot
SEC	Securities and Exchange Commission
SF	Square Feet/Foot
SoDo	South of Downtown submarket of Seattle
SOFR	Secured Overnight Financing Rate
SoMa	South of Market submarket of the San Francisco Bay Area
U.S.	United States
USD	U.S. Dollar
VIE	Variable Interest Entity

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Investments in real estate	$31,743,917	$32,110,039
Investments in unconsolidated real estate joint ventures	39,601	39,873
Cash and cash equivalents	579,474	552,146
Restricted cash	4,705	7,701
Tenant receivables	6,409	6,409
Deferred rent	1,257,378	1,187,031
Deferred leasing costs	505,241	485,959
Investments	1,537,638	1,476,985
Other assets	1,700,785	1,661,306
Total assets	$37,375,148	$37,527,449

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$149,909
Unsecured senior notes payable	12,044,999	12,094,465
Unsecured senior line of credit and commercial paper	1,548,542	—
Accounts payable, accrued expenses, and other liabilities	2,432,726	2,654,351
Dividends payable	230,603	230,263
Total liabilities	16,256,870	15,128,988

Commitments and contingencies

Redeemable noncontrolling interests	58,662	19,972

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,703	1,722
Additional paid-in capital	16,669,802	17,933,572
Accumulated other comprehensive loss	(32,203)	(46,252)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	16,639,302	17,889,042
Noncontrolling interests	4,420,314	4,489,447
Total equity	21,059,616	22,378,489
Total liabilities, noncontrolling interests, and equity	$37,375,148	$37,527,449
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Income from rentals	$735,849	$775,744	$2,216,303	$2,286,457
Other income	16,095	15,863	55,839	40,992
Total revenues	751,944	791,607	2,272,142	2,327,449

Expenses:
Rental operations	239,234	233,265	690,062	668,833
General and administrative	29,224	43,945	89,027	135,629
Interest	54,852	43,550	161,024	130,179
Depreciation and amortization	340,230	293,998	1,028,415	872,272
Impairment of real estate	323,870	5,741	485,630	36,504
Loss on early extinguishment of debt	107	—	107	—
Total expenses	987,517	620,499	2,454,265	1,843,417

Equity in earnings (losses) of unconsolidated real estate joint ventures	201	139	(9,327)	424
Investment income (loss)	28,161	15,242	(52,453)	14,866
Gain on sales of real estate	9,366	27,114	22,531	27,506
Net (loss) income	(197,845)	213,603	(221,372)	526,828
Net income attributable to noncontrolling interests	(34,909)	(45,656)	(127,323)	(141,634)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(232,754)	167,947	(348,695)	385,194
Net income attributable to unvested restricted stock awards	(2,183)	(3,273)	(7,452)	(10,717)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(234,937)	$164,674	$(356,147)	$374,477

Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$(1.38)	$0.96	$(2.09)	$2.18
Diluted	$(1.38)	$0.96	$(2.09)	$2.18
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(197,845)	$213,603	$(221,372)	$526,828
Other comprehensive (loss) income
Unrealized (losses) gains on foreign currency translation:
Unrealized gains related to net investment hedge	2,970	—	2,970	—
Unrealized foreign currency translation (losses) gains arising during the period	(7,758)	5,056	11,079	(6,758)
Reclassification adjustment for losses included in net income	—	125	—	125
Unrealized (losses) gains on foreign currency translation, net	(4,788)	5,181	14,049	(6,633)

Total other comprehensive (loss) income	(4,788)	5,181	14,049	(6,633)
Comprehensive (loss) income	(202,633)	218,784	(207,323)	520,195
Less: comprehensive income attributable to noncontrolling interests	(34,909)	(45,656)	(127,323)	(141,634)
Comprehensive (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$(237,542)	$173,128	$(334,646)	$378,561
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2025	170,146,069	$1,701	$17,200,949	$—	$(27,415)	$4,554,156	$21,729,391	$9,612
Net (loss) income	—	—	—	(232,754)	—	34,368	(198,386)	541
Total other comprehensive loss	—	—	—	—	(4,788)	—	(4,788)	—
Contributions from and sales of noncontrolling interests	—	—	—	—	—	36,107	36,107	—
Distributions to and redemption of noncontrolling interests	—	—	(66,317)	—	—	(175,607)	(241,924)	(201)
Transfer of noncontrolling interests	—	—	—	—	—	(48,710)	(48,710)	48,710
Reallocation of capital to joint venture partner	—	—	(20,000)	—	—	20,000	—	—
Issuance pursuant to stock plan	321,057	4	26,995	—	—	—	26,999	—
Taxes related to net settlement of equity awards	(128,046)	(2)	(10,944)	—	—	—	(10,946)	—
Dividends declared on common stock ($1.32 per share)	—	—	—	(228,127)	—	—	(228,127)	—
Reclassification of distributions and net loss	—	—	(460,881)	460,881	—	—	—	—
Balance as of September 30, 2025	170,339,080	$1,703	$16,669,802	$—	$(32,203)	$4,420,314	$21,059,616	$58,662
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

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2024	172,203,443	$1,722	$17,933,572	$—	$(46,252)	$4,489,447	$22,378,489	$19,972
Net (loss) income	—	—	—	(348,695)	—	126,311	(222,384)	1,012
Total other comprehensive income	—	—	—	—	14,049	—	14,049	—
Contributions from and sales of noncontrolling interests	—	—	73	—	—	132,089	132,162	—
Distributions to and redemption of noncontrolling interests	—	—	(73,365)	—	—	(298,823)	(372,188)	(11,032)
Transfer of noncontrolling interests	—	—	—	—	—	(48,710)	(48,710)	48,710
Reallocation of capital to joint venture partner	—	—	(20,000)	—	—	20,000	—	—
Issuance pursuant to stock plan	472,123	5	87,526	—	—	—	87,531	—
Taxes related to net settlement of equity awards	(184,193)	(2)	(16,372)	—	—	—	(16,374)	—
Repurchase of common stock	(2,152,293)	(22)	(208,165)	—	—	—	(208,187)	—
Dividends declared on common stock ($3.96 per share)	—	—	—	(684,772)	—	—	(684,772)	—
Reclassification of distributions and net loss	—	—	(1,033,467)	1,033,467	—	—	—	—
Balance as of September 30, 2025	170,339,080	$1,703	$16,669,802	$—	$(32,203)	$4,420,314	$21,059,616	$58,662
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2023	171,910,599	$1,719	$18,485,352	$—	$(15,896)	$4,135,338	$22,606,513	$16,480
Net income	—	—	—	385,194	—	140,820	526,014	814
Total other comprehensive loss	—	—	—	—	(6,633)	—	(6,633)	—
Contributions from and sales of noncontrolling interests	—	—	8,190	—	—	350,003	358,193	—
Distributions to and redemption of noncontrolling interests	—	—	(8,084)	—	—	(186,787)	(194,871)	(1,034)
Transfer of noncontrolling interests	—	—	—	—	—	(250)	(250)	250
Reallocation of capital to joint venture partner	—	—	(30,185)	—	—	30,185	—	—
Issuance pursuant to stock plan	555,959	6	101,302	—	—	—	101,308	—
Taxes related to net settlement of equity awards	(222,157)	(3)	(26,598)	—	—	—	(26,601)	—
Dividends declared on common stock ($3.87 per share)	—	—	—	(676,733)	—	—	(676,733)	—
Reclassification of distributions in excess of earnings	—	—	(291,539)	291,539	—	—	—	—
Balance as of September 30, 2024	172,244,401	$1,722	$18,238,438	$—	$(22,529)	$4,469,309	$22,686,940	$16,510
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net (loss) income	$(221,372)	$526,828
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,028,415	872,272
Impairment of real estate	485,630	36,504
Gain on sales of real estate	(22,531)	(27,506)
Loss on early extinguishment of debt	107	—
Equity in losses (earnings) of unconsolidated real estate joint ventures	9,327	(424)
Distributions of earnings from unconsolidated real estate joint ventures	1,749	2,637
Amortization of loan fees	13,811	12,510
Amortization of debt discounts	1,009	976
Amortization of acquired above- and below-market leases	(31,874)	(70,167)
Deferred rent	(59,380)	(125,676)
Stock compensation expense	32,887	47,157
Investment loss (income)	52,453	(14,866)
Changes in operating assets and liabilities:
Tenant receivables	12	1,216
Deferred leasing costs	(64,259)	(74,608)
Other assets	(37,647)	(36,334)
Accounts payable, accrued expenses, and other liabilities	(86,669)	79,827
Net cash provided by operating activities	1,101,668	1,230,346

Investing Activities:
Proceeds from sales of real estate	227,105	229,790
Additions to real estate	(1,538,613)	(1,932,351)
Purchases of real estate	—	(201,049)
Change in escrow deposits	(7,364)	(5,512)
Investments in unconsolidated real estate joint ventures	(11,239)	(4,039)
Return of capital from unconsolidated real estate joint ventures	458	—
Additions to non-real estate investments	(184,952)	(185,560)
Sales of and distributions from non-real estate investments	77,067	141,762
Net cash used in investing activities	$(1,437,538)	$(1,956,959)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2025	2024
Financing Activities:
Borrowings under secured note payable	$4,031	$24,853
Repayments of borrowings from secured notes payable	(154,212)	(32)
Proceeds from issuance of unsecured senior notes payable	548,532	998,806
Repayment of unsecured senior notes payable	(600,000)	—
Proceeds from issuances under commercial paper program	15,378,015	7,935,600
Repayments of borrowings under commercial paper program	(13,828,015)	(7,580,600)
Payments of loan fees	(5,307)	(36,366)
Taxes paid related to net settlement of equity awards	(17,207)	(45,670)
Repurchase of common stock	(208,187)	—
Dividends on common stock	(684,419)	(671,366)
Contributions from and sales of noncontrolling interests	132,162	251,252
Distributions to and purchases of noncontrolling interests	(204,543)	(231,072)
Net cash provided by financing activities	360,850	645,405

Effect of foreign exchange rate changes on cash and cash equivalents	(648)	74

Net increase (decrease) in cash, cash equivalents, and restricted cash	24,332	(81,134)
Cash, cash equivalents, and restricted cash as of the beginning of period	559,847	660,771
Cash, cash equivalents, and restricted cash as of the end of period	$584,179	$579,637

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$128,808	$87,660
Accrued construction for current-period additions to real estate	$233,622	$419,072
Transfer of real estate assets and/or equipment from tenants	$171,153	$107,562
Notes receivable issued in connection with sales of real estate	$91,000	$—
Derecognition of net investment in real estate from sales-type lease	$4,677	$—
Contribution of assets from and issuance of noncontrolling interest to real estate joint venture partner	$—	$106,941
Reallocation of additional paid-in capital to consolidated joint venture partner’s noncontrolling interest	$20,000	$30,185
Initial recognition of right-of-use asset and lease liability	$—	$265,110
Exchange of joint venture interests(1):
Disposition of our interest in Pacific Technology Park	$82,392	$—
Acquisition of our partner’s noncontrolling interest in 199 East Blaine Street	$96,543	$—
(1)Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.ORGANIZATION AND BASIS OF PRESENTATION
Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® life science REIT, is the pioneer of the life science real estate niche since its founding in 1994. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative
Megacampus™ ecosystems in AAA life science innovation cluster locations, including Greater Boston, the San Francisco Bay Area,
San Diego, Seattle, Maryland, Research Triangle, and New York City. As of September 30, 2025, Alexandria has a total market capitalization of $27.8 billion and an asset base in North America that includes 39.1 million RSF of operating properties and 4.2 million
RSF of Class A/A+ properties undergoing construction and one 100% pre-leased committed near-term project expected to commence construction in the next year. As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “ARE,” “we,”
“us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.
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
Noncontrolling interests in consolidated real estate joint ventures
Noncontrolling interests represent the third-party interests in consolidated real estate joint ventures in which we have a controlling interest. Certain of our noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities. We classify the ownership interests in these entities as redeemable noncontrolling interests outside of total equity in our consolidated balance sheets. Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of net earnings or losses, and other comprehensive income or loss. If the amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value. Subsequent declines in the redemption value are recognized only to the extent that previous increases have been recognized.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Revenues
The table below provides details of our consolidated total revenues for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$722,643	$763,947	$2,176,999	$2,255,634
Direct financing and sales-type leases	1,409	665	3,308	1,986
Revenues subject to the lease accounting standard	724,052	764,612	2,180,307	2,257,620
Revenues subject to the revenue recognition accounting standard	11,797	11,132	35,996	28,837
Income from rentals	735,849	775,744	2,216,303	2,286,457
Other income	16,095	15,863	55,839	40,992
Total revenues	$751,944	$791,607	$2,272,142	$2,327,449
During the three and nine months ended September 30, 2025, revenues that were subject to the lease accounting standard aggregated $724.1 million and $2.2 billion, respectively, and represented 96.3% and 96.0% of our total revenues. During the three and nine months ended September 30, 2024, revenues that were subject to the lease accounting standard aggregated $764.6 million and
$2.3 billion, respectively, and represented 96.6% and 97.0% of our total revenues. Our other income consisted primarily of management fees and interest income earned during each period presented. For a detailed discussion related to our revenue streams, refer to
“Lease accounting” and “Recognition of revenue arising from contracts with customers” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

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
For each lease for which we determine that collectibility of future lease payments is not probable, we cease the recognition of income from rentals on a straight-line basis and limit the recognition of income to the lesser of payments collected from the lessee or lease income that would have been recognized on a straight-line basis. We do not resume straight-line recognition of income from rentals for these leases until we determine that the collectibility of future payments related to these leases is probable. We also record a general allowance related to the deferred rent balances that at the portfolio level (not the individual level) are not expected to be collected in full through the lease term. As of September 30, 2025 and December 31, 2024, our general allowance balance aggregated
$14.3 million and $21.3 million, respectively.
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
Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the three and nine months ended September 30, 2025 included $11.8 million and $36.0 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, as discussed in “Lessor accounting” in Note 2 – “Summary of significant accounting policies,” due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.

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
Notes receivable
We carry notes receivable at amortized cost, adjusted for an estimated provision for expected credit losses. Interest income on notes receivable is recognized using the effective interest rate method and is classified within other income in our consolidated statements of operations. Direct costs incurred in originating notes, along with any premium or discount, are deferred and amortized as an adjustment to interest income over the note’s term using the effective interest rate method. Notes receivable are classified within other assets in our consolidated balance sheets. Refer to Note 8 – “Other assets” to our unaudited consolidated financial statements for additional details.
Provision for expected credit losses
We are required to estimate and recognize lifetime expected losses, rather than incurred losses, for most financial assets measured at amortized cost and certain other instruments, including trade, notes, and other receivables (excluding receivables arising from operating leases), loans, held-to-maturity debt securities, net investments in leases arising from sales-type and direct financing leases, and off-balance-sheet credit exposures (e.g., loan commitments). The recognition of such expected losses, even if the expected risk of credit loss is remote, typically results in earlier recognition of credit losses. At each reporting date, we reassess our provision for expected credit losses, and, if necessary, we recognize an adjustment for our current estimate of expected credit losses. Refer to
Note 5 – “Leases” and Note 8 – “Other assets” to our unaudited consolidated financial statements for additional details.
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
Hedge accounting
From time to time, we utilize derivative instruments to manage our exposure to certain risks. We are exposed to foreign currency exchange rate risk related to our ongoing business operations in Canada. To mitigate the impact of fluctuations in the USD-
CAD exchange rate associated with our net investment in Canada, we use cross-currency swap agreements designated and qualifying as net investment hedges under applicable derivatives and hedging standards.
We designate the USD-CAD cross-currency swap agreements as net investment hedges using the spot method to assess hedge effectiveness. The spot component represents changes in fair value attributable to movements in the USD-CAD spot exchange rate, which reflects the market exchange rate between the two currencies as of each reporting date. Changes in the fair value of the designated spot component are recorded in other comprehensive income (loss) as part of the foreign currency translation adjustment, to the extent the relationship is highly effective, until the net investment is sold or substantially liquidated. The related amounts due from or due to counterparties are included in other assets or in accounts payable, accrued expenses, and other liabilities, respectively, within our consolidated balance sheets.
We have elected to account for the forward points (the portion of the derivative’s fair value attributable to the difference between the forward exchange rate and spot exchange rate) as an excluded component in accordance with applicable derivatives and hedging accounting standards. The excluded component is recognized over the life of the cross-currency swap agreements using a systematic and rational basis (as interest settlements occur) and is classified within other income in our consolidated statement of operations.
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
A parent entity that meets the above criteria may instead present summarized financial information (“alternative disclosures”)
either within the consolidated financial statements or in “Item 2. Management’s discussion and analysis of financial condition and results of operations” (“Item 2”). We evaluated the criteria and determined that we are eligible for the disclosure exceptions, which allow us to provide alternative disclosures; as such, we present alternative disclosures in Item 2.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Recent accounting pronouncements
On November 4, 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which will require entities to provide enhanced disclosures related to certain expense categories included in income statement line items. The ASU aims to increase transparency and provide investors with additional detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the income statement.
Under this ASU, entities are required to disaggregate, in a tabular format, expense line items presented on the face of the income statement — excluding earnings or losses from equity method investments — if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion.
For any remaining items within each relevant expense line item, entities must provide a qualitative description of the nature of those expenses. The new ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We expect to adopt this ASU on January 1, 2027. Although the adoption is not expected to have an impact on our financial statements, it is expected to result in incremental disclosures within the footnotes to our consolidated financial statements.

3.INVESTMENTS IN REAL ESTATE
Our consolidated investments in real estate consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Rental properties:
Land (related to rental properties)	$3,242,824	$3,863,027
Buildings and building improvements	20,715,991	20,377,935
Other improvements	4,609,447	4,354,785
Rental properties	28,568,262	28,595,747
Current and future development and redevelopment projects	8,596,264	8,618,727
Gross investments in real estate	37,164,526	37,214,474
Less: accumulated depreciation	(6,120,878)	(5,477,082)
Investments in real estate assets held for sale(1)	700,269	372,647
Investments in real estate	$31,743,917	$32,110,039
(1)Refer to “Assets held for sale” below.
Assets held for sale
As of September 30, 2025, we had 14 operating properties aggregating 1.8 million RSF and land parcels aggregating 939,756
SF that were classified as held for sale.
The disposal of properties classified as held for sale does not represent a strategic shift that has (or will have) a major effect on our operations or financial results and therefore does not meet the criteria for classification as a discontinued operation. We cease depreciation of our properties upon their classification as held for sale.
The following is a summary of net assets as of September 30, 2025 and December 31, 2024 for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	September 30, 2025	December 31, 2024
Investments in real estate	$700,269	$372,647
Other assets	84,515	9,488
Total assets	784,784	382,135

Total liabilities	(20,028)	(13,462)
Total accumulated other comprehensive income	1,877	2,584
Net assets classified as held for sale	$766,633	$371,257
For additional information, refer to “Real estate sales” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

3.INVESTMENTS IN REAL ESTATE (continued)
Sales of real estate assets and impairment of real estate
Our completed dispositions of real estate assets during the nine months ended September 30, 2025 consisted of the following
(dollars in thousands):

				Square Footage				Gain on Sales of Real Estate
Property	Submarket/Market	Date of Sale	Interest Sold	Operating	Land and Future	Sales Price
Costa Verde by Alexandria	University Town Center/San Diego	1/31/25	100%	8,730	537,000	$124,000	(1)	$—
Pacific Technology Park(2)	Sorrento Mesa/San Diego	9/9/25	50%	544,352	—	96,000	(2)	9,290
5505 Morehouse Drive	Sorrento Mesa/San Diego	8/26/25	100%	79,945	—	45,000		—
2425 Garcia Avenue and 2400/2450 Bayshore Parkway	Greater Stanford/San Francisco Bay Area	6/30/25	100%	95,901	—	11,000		—
Land parcel	Texas	5/7/25	100%	—	1,350,000	73,287		—
Other	Various					87,584		13,241
						$436,871	(3)	$22,531

(1)As part of the transaction, we provided $91.0 million of seller financing during the three months ended March 31, 2025. This note receivable is classified within “Other assets” in our consolidated balance sheet. Refer to Note 8 – “Other assets” to our unaudited consolidated financial statements for additional information.
(2)$94.4 million of the sales price represents non-cash consideration. Refer to “Pacific Technology Park and 199 East Blaine Street” in Note 4 – “Consolidated and
unconsolidated real estate joint ventures” to our unaudited consolidated financial statements for additional information regarding this sale.
(3)Represents the aggregate contractual sales price of our dispositions, which differs from the sum of amounts disclosed in our consolidated statement of cash flows under
“Investing activities” (proceeds from sales of real estate), “Financing activities” (contributions from and sales of noncontrolling interests), and “Supplemental disclosure and non-cash investing and financing activities" (non-cash sales) primarily due to the timing of payment, closing costs, and other sales adjustments such as prorations of rents and expenses.
Impairment of real estate
During the nine months ended September 30, 2025, we recognized impairment charges aggregating $485.6 million, classified in impairment of real estate in our consolidated statement of operations, primarily related to the following assets:
•Impairment charge of $206.2 million was recognized to reduce the carrying amount of a non-Megacampus property aggregating 179,100 RSF in Long Island City, a non-core location within our New York City submarket, to its estimated fair value less costs to sell of approximately $31.1 million upon meeting the criteria for classification as held for sale. This property met the held for sale criteria in September 2025, when we committed to dispose of it following our reevaluation of its alignment with our Megacampus strategy and decided to allocate sales proceeds toward other projects with higher value-creation opportunities. As of September 30, 2025, the property is 52% occupied. We expect to complete the sale of this property within the next 12 months.
•Impairment charge of $43.4 million was recognized to reduce the carrying amount of a retail shopping center aggregating
249,275 RSF with a future development opportunity aggregating 281,592 SF in our Cambridge/Inner Suburbs submarket of
Greater Boston to its estimated fair value less costs to sell of approximately $96.3 million upon meeting the criteria for classification as held for sale.This property met the held for sale criteria in September 2025 upon our commitment to dispose of this asset and allocate sales proceeds toward other projects with higher value-creation opportunities and our obtaining of all required approvals to sell. In October 2025, we completed the sale of this asset, with no gain or loss recognized upon sale.
•Impairment charge of $47.3 million was recognized to reduce the carrying amount of land parcels aggregating 374,349 SF in a non-cluster/other market to its estimated fair value less costs to sell of approximately $28.9 million upon meeting the criteria for classification as held for sale. The held for sale criteria were met in June 2025 upon our decision to dispose of this asset. In
September 2025, we completed the sale, with no gain or loss recognized upon sale.
•Impairment charge of $42.8 million was recognized to reduce the carrying amount of an office property aggregating 182,276
RSF in Carlsbad, San Diego to its estimated fair value less costs to sell. This property met the criteria for classification as held for sale in April 2025 upon our commitment to sell, at which time we recognized an impairment of $35.4 million based on negotiations with a potential buyer at that time. In September 2025, we recognized an additional impairment charge of $7.3 million to adjust the asset’s carrying amount to the currently negotiated reduced sales price less costs to sell of approximately
$61.8 million. We expect to complete this sale within the next 12 months.
•Impairment charge of $32.2 million was recognized during the three months ended March 31, 2025 related to a ground lease entered into in 2021 for a future development opportunity in the San Francisco Bay Area market. Refer to “Lessee operating costs” in Note 5 – “Leases” to our unaudited consolidated financial statements for additional information.

3.INVESTMENTS IN REAL ESTATE (continued)
•Impairment charge of $31.8 million was recognized to reduce the carrying amount of one vacant property aggregating 104,531
RSF in the Research Triangle market to its estimated fair value less costs to sell of approximately $1.2 million upon meeting the criteria for classification as held for sale in September 2025. The held for sale criteria were met upon our decision to sell this asset, due to its noncontiguous location relative to most other properties on the Alexandria Center® for Sustainable
Technologies Megacampus, and to allocate the sales proceeds, and other capital necessary to lease the property, toward other projects with greater value-creation opportunities. We expect to complete the sale within the next 12 months.
•Impairment charge of $27.8 million was recognized to reduce the carrying amounts of land parcels aggregating 154,308 SF on a non-Megacampus in our Sorrento Mesa submarket of San Diego to their estimated fair values less costs to sell of approximately $13.9 million upon meeting the criteria for classification as held for sale in September 2025. These assets met the criteria for classification as held for sale upon our reevaluation of their alignment with our Megacampus strategy and our decision to reallocate capital toward our other projects with greater value-creation opportunities. We expect to complete the sale of these assets within the next 12 months.
•Impairment charge of $17.3 million was recognized to reduce the carrying amounts of two operating properties aggregating
210,481 RSF in our Sorrento Mesa submarket of San Diego to their estimated fair values less costs to sell of approximately
$112.3 million upon meeting the criteria for classification as held for sale. The held for sale criteria were met in June 2025 upon our commitment to dispose of these properties. In August 2025, we completed the sale of one of the properties aggregating
79,945 RSF for a sales price of $45.0 million, with no gain or loss recognized upon sale. We expect to complete the sale of the remaining property within the next 12 months.
Other
In 2006, ARE-East River Science Park, LLC, a subsidiary of Alexandria Real Estate Equities, Inc., was granted an option to incorporate a land parcel adjacent to and north of the Alexandria Center® for Life Science – New York City (“ACLS-NYC”) campus
(“Option Parcel”) into the existing ground lease of that campus. The Option Parcel will allow ARE-East River Science Park, LLC to develop a future world-class life science building within the ACLS-NYC campus. ARE-East River Science Park, LLC’s investment in pre-
construction costs related to the development of the Option Parcel, including costs related to design, engineering, environmental, survey/title, and permitting and legal costs, aggregated $175.7 million as of September 30, 2025.
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
This matter exposes us to potential losses ranging from zero to the full amount of our investment in the project aggregating
$175.7 million as of September 30, 2025, depending on any collection of damages and/or the ability to develop the project. We performed a probability-weighted recoverability analysis based on estimates of various possible outcomes and determined no impairment was present as of September 30, 2025.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES
From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of September 30, 2025, our real estate joint ventures held the following properties:

Property(1)	Market	Submarket	Our Ownership Interest
Consolidated real estate joint ventures(2):
50 and 60 Binney Street	Greater Boston	Cambridge/Inner Suburbs	34.0%
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
100 and 225 Binney Street and 300 Third Street	Greater Boston	Cambridge/Inner Suburbs	30.0%
15 Necco Street	Greater Boston	Seaport Innovation District	56.7%
285, 299, 307, and 345 Dorchester Avenue	Greater Boston	Seaport Innovation District	60.0%
Alexandria Center® for Science and Technology – Mission Bay(3)	San Francisco Bay Area	Mission Bay	25.0%
601, 611, 651, 681, 685, and 701 Gateway Boulevard	San Francisco Bay Area	South San Francisco	50.0%
751 Gateway Boulevard	San Francisco Bay Area	South San Francisco	51.0%
211 and 213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae	San Francisco Bay Area	South San Francisco	48.5%
3215 Merryfield Row	San Diego	Torrey Pines	30.0%
Campus Point by Alexandria(4)	San Diego	University Town Center	55.0%	(5)
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	30.0%
SD Tech by Alexandria(6)	San Diego	Sorrento Mesa	50.0%
Summers Ridge Science Park(7)	San Diego	Sorrento Mesa	30.0%
1201 and 1208 Eastlake Avenue East	Seattle	Lake Union	30.0%
400 Dexter Avenue North	Seattle	Lake Union	30.0%
800 Mercer Street	Seattle	Lake Union	60.0%

Unconsolidated real estate joint ventures(8):
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
1450 Research Boulevard	Maryland	Rockville	73.2%	(9)
101 West Dickman Street	Maryland	Beltsville	58.4%	(9)
(1)Refer to the table on the next page that shows the categorization of our real estate joint ventures under the consolidation framework.
(2)In addition to the real estate joint ventures listed, we have one consolidated real estate joint venture in Greater Boston market in which a partner holds a $48.7 million redeemable noncontrolling interest earning a fixed return.
(3)Includes 409 and 499 Illinois, 1450, 1500, and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(4)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4135, 4155, 4161, 4165, 4224, and 4242 Campus Point Court.
(5)The noncontrolling interest share of our joint venture partner is anticipated to decrease to 25%, as we expect to fund the majority of future construction costs at the campus until our ownership interest increases to 75%, after which future capital would be contributed pro rata with our partner.
(6)Includes 9605, 9645, 9675, 9725, 9735, 9805, 9808, 9855, and 9868 Scranton Road and 10055, 10065, and 10075 Barnes Canyon Road.
(7)Includes 9965, 9975, 9985, and 9995 Summers Ridge Road.
(8)In addition to the real estate joint ventures listed, we hold an interest in one insignificant unconsolidated real estate joint venture.
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
The table below shows the categorization of our real estate joint ventures under the consolidation framework:

Property(1)	Consolidation Model	Voting Interest	Consolidation Analysis	Conclusion

50 and 60 Binney Street	VIE model	Not applicable under VIE model		Consolidated
75/125 Binney Street			We have:
100 and 225 Binney Street and 300 Third Street
15 Necco Street			(i) The power to direct the activities of the joint venture that most significantly affect its economic performance; and
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
9625 Towne Centre Drive
SD Tech by Alexandria
Summers Ridge Science Park
1201 and 1208 Eastlake Avenue East
400 Dexter Avenue North
800 Mercer Street
1450 Research Boulevard			We do not control the joint venture and are therefore not the primary beneficiary.	Equity method of accounting
101 West Dickman Street
1655 and 1725 Third Street	Voting model	Does not exceed 50%	Our voting interest is 50% or less.

(1)In addition to the real estate joint ventures listed, we have one real estate joint venture that we control and consolidate under the VIE model, in which the partner holds a
$48.7 million redeemable noncontrolling interest earning a fixed preferred return. We also hold an interest in one insignificant unconsolidated real estate joint venture.
99 Coolidge Avenue
In July 2025, we amended the agreement for our consolidated real estate joint venture at 99 Coolidge Avenue in our
Cambridge/Inner Suburbs submarket. Pursuant to the amended agreement, the carrying amount of our partner’s noncontrolling interest was adjusted from $42.0 million to $48.7 million. We continued to control and consolidate the joint venture. Accordingly, we accounted for the $6.7 million adjustment as an equity transaction and recognized it in additional paid-in capital.
Pursuant to the amended agreement, our partner’s noncontrolling interest was converted into a $48.7 million redeemable noncontrolling interest that accrues a fixed 4.05% annual preferred return (“distributions”) and no longer participates in the joint venture’s earnings or distributions in excess of preferred return. Further, under the amended agreement, our partner has a put option beginning January 2026 to require us to purchase its preferred interest for $48.7 million plus any unpaid distributions. As of September
30, 2025, the contractual preferred interest amount of $48.7 million and accrued distribution of $340 thousand were classified as redeemable noncontrolling interests within temporary equity in our consolidated balance sheet and consolidated statement of stockholders equity.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
Pacific Technology Park and 199 East Blaine Street
Prior to September 2025, we had two consolidated real estate joint ventures with one partner through its affiliates: (i) a joint venture that owned Pacific Technology Park, a non-Megacampus of five non-laboratory properties aggregating 544,352 RSF in our
Sorrento Mesa submarket, in which we had a 50% ownership interest and our partner held the remaining 50% ownership interest, and
(ii) a joint venture that owned a laboratory building at 199 East Blaine Street, aggregating 115,084 RSF on the Alexandria Center® for
Life Science – Eastlake Megacampus in our Lake Union submarket, in which we had a 30% ownership interest and our partner held the remaining 70% ownership interest.
In September 2025, we completed the following transaction with our partner through its affiliates:
(i)We sold our 50% controlling interest in the consolidated joint venture that owned Pacific Technology Park for a sales price of $96.0 million. In connection with this disposition, we derecognized our partner’s noncontrolling interest of $82.4 million and recognized a gain on sale of real estate of $9.3 million in our consolidated statements of operations for the three and nine months ended September 30, 2025; and
(ii)We acquired our partner’s 70% noncontrolling interest at 199 East Blaine Street for a purchase price of $94.4 million. We accounted for this acquisition as an equity transaction, with the $66.3 million excess of the purchase price over the $30.3 million book value of the noncontrolling interest acquired less costs to sell, recognized in additional paid-in capital and no gain or loss recognized in earnings.
As a result of this transaction, we received proceeds of $1.6 million. As of September 30, 2025, we own 100% of 199 East
Blaine Street and no longer have an ownership interest in Pacific Technology Park.
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
The table below aggregates the balance sheet information of our consolidated VIEs (in thousands):

	September 30, 2025	December 31, 2024
Investments in real estate	$7,570,226	$8,917,718
Cash and cash equivalents	298,135	335,223
Other assets	778,271	777,033
Total assets	$8,646,632	$10,029,974

Secured note payable	$—	$149,321
Other liabilities	424,752	626,460
Total liabilities	424,752	775,781
Redeemable noncontrolling interests	49,050	10,360
Alexandria Real Estate Equities, Inc.’s share of equity	3,752,516	4,754,386
Noncontrolling interests’ share of equity	4,420,314	4,489,447
Total liabilities and equity	$8,646,632	$10,029,974
In determining whether to aggregate the balance sheet information of consolidated VIEs, we considered the similarity of each
VIE, including the primary purpose of these entities to own, manage, operate, and lease real estate properties owned by the VIEs, and the similar nature of our involvement in each VIE as a managing member. Due to the similarity of the characteristics, we present the balance sheet information of these entities on an aggregated basis. None of our consolidated VIEs’ assets have restrictions that limit their use to settle specific obligations of the VIE. Other than a put option described in “99 Coolidge Avenue” above, there are no creditors or other partners of our consolidated VIEs that have recourse to our general credit, and our maximum exposure to our consolidated VIEs is limited to our variable interests in each VIE.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
Noncontrolling interests in consolidated real estate joint ventures
Noncontrolling interests represent the third-party interests in consolidated joint ventures in which we have a controlling interest.
Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the nine months ended September 30, 2025 and 2024, we distributed $186.8 million and
$179.1 million, respectively, to our consolidated real estate joint venture partners.
In March 2025, we redeemed our partner’s entire noncontrolling interests in three real estate joint ventures in the Greater
Boston market, with a book value aggregating $10.4 million, and recognized $7.0 million of consideration in excess of the book value in additional paid-in capital.
Unconsolidated real estate joint ventures
Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE, except for our 1450 Research
Boulevard and 101 West Dickman Street unconsolidated real estate joint ventures in which we guarantee up to $6.7 million of the outstanding balance related to each VIE’s secured loan. Our investments in unconsolidated real estate joint ventures, accounted for under the equity method and classified in investments in unconsolidated real estate joint ventures in our consolidated balance sheets, consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

Property	September 30, 2025	December 31, 2024
1655 and 1725 Third Street	$19,904	$10,574
1450 Research Boulevard	8,355	9,193
101 West Dickman Street	9,717	9,749
Other	1,625	10,357
	$39,601	$39,873

Below are key terms of unconsolidated real estate joint ventures’ secured loans as of September 30, 2025 (dollars in thousands):

				Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture	Maturity Date	Stated Rate			Aggregate Commitment	Debt Balance(2)
101 West Dickman Street	10/29/26	SOFR+1.95%	(3)	6.20%	$26,750	$18,999	58.4%
1450 Research Boulevard	12/6/26	SOFR+1.95%	(3)	6.26%	13,000	8,932	73.2%
1655 and 1725 Third Street(4)	2/10/35	6.37%		6.44%	500,000	496,794	10.0%
					$539,750	$524,725
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of September 30, 2025.
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
Leases in which we are the lessor
As of September 30, 2025, we had 375 properties aggregating 39.1 million operating RSF in key cluster locations, including
Greater Boston, the San Francisco Bay Area, San Diego, Seattle, Maryland, Research Triangle, and New York City. We primarily focus on developing Class A/A+ properties in AAA life science innovation cluster locations that offer the scale and strategic design integral to our Megacampus strategy. Strategically located near top academic and medical research institutions and equipped with curated amenities and services, and convenient access to transit, our Megacampus ecosystems are designed to support our tenants in attracting and retaining top talent, which we believe is a key driver of tenant demand for our properties.
As of September 30, 2025, all leases in which we are the lessor were classified as operating leases, with the exception of one direct financing and one sales-type lease. Our leases are described below.
Operating leases
As of September 30, 2025, our 375 properties were subject to operating lease agreements. Seven of these properties are subject to operating lease agreements that each contain a purchase option as described below:
(i)Two of these properties, representing two land parcels in the San Francisco Bay Area market, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 67.2 years.
(ii)Two operating properties in our Seattle market, held by a consolidated real estate joint venture, are subject to purchase options held by our partner in this joint venture, which is also a tenant at these properties. One purchase option allows our partner to purchase our 30% interest in one property for $40.0 million in 2031. Contingent upon the exercise of this option, the second purchase option allows our partner to purchase our 30% interest in one property for $69.1 million in 2034. Our partner’s remaining lease terms for these operating leases are 5.4 years and 19.0 years, respectively.
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
Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of September 30, 2025 are outlined in the table below (in thousands):

Year	Amount
2025	$452,603
2026	1,702,409
2027	1,564,917
2028	1,429,284
2029	1,329,387
Thereafter	8,457,826
Total	$14,936,426
Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

5.LEASES (continued)
Direct financing and sales-type leases
As of September 30, 2025, we have one direct financing lease agreement, with a net investment balance of $42.0 million, for a parking structure with a remaining lease term of 67.2 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.
As of September 30, 2025, we also have one sales-type lease for a property in the Seattle market. As of September 30, 2025, the net investment in this lease is $15.9 million. Upon recognition of the sales-type lease during the three months ended March
31, 2025, we recognized a gain on sale of real estate aggregating $12.7 million classified in gain on sales of real estate within our unaudited consolidated statement of operations for the nine months ended September 30, 2025. At the end of the lease term in March
2026, the property under this lease transfers to the tenant for the sales price of approximately $18.0 million.
As of September 30, 2025, our estimated provision for expected credit loss related to our direct financing lease and sales-type lease aggregated $2.2 million, which was predominantly related to our direct financing lease. We estimate the provision for expected credit loss related to our direct financing lease using a probability of default methodology, which incorporates the borrower’s investment-
grade credit rating from S&P Global Ratings, to evaluate the probability of default. Additionally, we incorporate the projected value of the real estate securing the investments to estimate potential recoveries in the event of default, among other inputs. The estimate of the expected credit loss related to our sales-type lease estimate was determined using historical industry losses and transaction-specific information, including the estimated fair value of the underlying real estate asset securing this transaction, the short-term nature of this lease, and other available information. For further details, refer to “Provision for expected credit losses” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
The components of our aggregate net investment in our direct financing and sales-type leases as of September 30, 2025 and
December 31, 2024 are summarized in the table below (in thousands):

	September 30, 2025	December 31, 2024
Gross investment in direct financing and sales-type leases	$265,903	$251,405
Less: unearned income on direct financing lease	(205,715)	(207,734)
Less: provision for expected credit losses	(2,217)	(2,168)
Net investment in leases	$57,971	$41,503
Future lease payments to be received under the terms of our direct financing lease and our sales-type lease as of
September 30, 2025 are outlined in the table below (in thousands):

Year	Total
2025	$495
2026	18,015
2027	2,097
2028	2,160
2029	2,224
Thereafter	240,912
Total	$265,903

5.LEASES (continued)
Income from rentals
Our income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$722,643	$763,947	$2,176,999	$2,255,634
Direct financing and sales-type leases	1,409	665	3,308	1,986
Revenues subject to the lease accounting standard	724,052	764,612	2,180,307	2,257,620
Revenues subject to the revenue recognition accounting standard	11,797	11,132	35,996	28,837
Income from rentals	$735,849	$775,744	$2,216,303	$2,286,457
Revenues subject to the revenue recognition accounting standard and classified in income from rentals consist primarily of short-term parking revenues that are not considered lease revenues under the lease accounting standard. Refer to “Revenues” and
“Recognition of revenue arising from contracts with customers” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.
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
As of September 30, 2025, the present value of the remaining contractual payments aggregating $778.8 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $362.0 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $713.4 million. As of September 30, 2025, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 54 years, including extension options that we are reasonably certain to exercise, and the weighted-average discount rate was 4.7%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.
Ground lease obligations as of September 30, 2025 included leases for 31 of our properties, which accounted for approximately 8% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $5.2 million as of September 30, 2025, our ground lease obligations have remaining lease terms ranging from approximately 29 to 81 years, including extension options that we are reasonably certain to exercise.

5.LEASES (continued)
The reconciliation of future lease payments under noncancelable operating leases in which we are the lessee to the operating lease liability reflected in our unaudited consolidated balance sheet as of September 30, 2025 is in the table below (in thousands):

Year	Total
2025	$5,389
2026	22,768
2027	21,849
2028	21,517
2029	21,025
Thereafter	686,239
Total future payments under our operating leases in which we are the lessee	778,787
Effect of discounting	(416,801)
Operating lease liability	$361,986
Lessee operating costs
Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. For the nine months ended September 30, 2025 and 2024, amounts paid and classified as operating activities in our unaudited consolidated statements of cash flows for leases in which we are the lessee aggregated $165.2 million and $24.7 million, respectively. The increase is primarily due to the second installment of a ground lease prepayment aggregating $135.0 million made in January 2025 for a 24-year extension to our existing ground lease agreement at the Alexandria Technology Square® Megacampus in our Cambridge submarket.
Our operating lease obligations related to our office leases have remaining terms of up to 11 years, exclusive of extension options. For the three and nine months ended September 30, 2025 and 2024, our costs of operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Gross operating lease costs	$11,525	$10,701	$36,743	$29,842
Capitalized lease costs	(880)	(521)	(2,293)	(1,567)
Expenses for operating leases in which we are the lessee	$10,645	$10,180	$34,450	$28,275
During the three months ended March 31, 2025, we recognized an impairment charge related to a ground lease entered into in
2021 for a future development opportunity in the San Francisco Bay Area market. Based on our financial outlook for this project, we made the determination to no longer proceed with this project and recognized an impairment charge of $32.2 million to write off our remaining right-of-use asset balance. As of September 30, 2025 and December 31, 2024, we had no operating lease liability associated with this ground lease, as the related lease obligation had been fully prepaid.
6. CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash, cash equivalents, and restricted cash consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$579,474	$552,146
Restricted cash:
Funds held in escrow for real estate acquisitions	—	2,954
Other	4,705	4,747
	4,705	7,701
Total	$584,179	$559,847

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
As of September 30, 2025, we had ten investments in limited partnerships maintaining specific ownership accounts for each investor, which were accounted for under the equity method. These investments aggregated $326.4 million. Our ownership interest in each of these ten investments was greater than 5%.
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
Funding commitments to investments in privately held entities that report NAV
We are committed to funding approximately $347.2 million for our investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 11 years, with a weighted-average expiration of 7.9 years as of September
30, 2025. These investments are not redeemable by us, but we may receive distributions from these investments throughout their terms. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.4 years as of September 30,
2025.
The following tables summarize our investments as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$197,229	$28,964	$(101,901)	$124,292
Entities that report NAV	482,734	98,002	(40,603)	540,133
Entities that do not report NAV:
Entities with observable price changes	80,454	53,409	(9,614)	124,249
Entities without observable price changes	422,519	—	—	422,519
Investments accounted for under the equity method	N/A	N/A	N/A	326,445
Total investments	$1,182,936	$180,375	$(152,118)	$1,537,638

7.INVESTMENTS (continued)

	December 31, 2024
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$188,653	$24,262	$(107,248)	$105,667
Entities that report NAV	518,074	126,077	(34,285)	609,866
Entities that do not report NAV:
Entities with observable price changes	99,932	77,761	(2,956)	174,737
Entities without observable price changes	400,487	—	—	400,487
Investments accounted for under the equity method	N/A	N/A	N/A	186,228
Total investments	$1,207,146	$228,100	$(144,489)	$1,476,985
Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of September 30, 2025 aggregated to a loss of $112.4 million, which consisted of upward adjustments aggregating $53.4 million, downward adjustments aggregating $9.6 million, and impairments aggregating $156.2 million.
Our investment income (loss) for the three and nine months ended September 30, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025		2024	2025		2024
Realized gains	$9,646	(1)	$12,632	$19,115	(1)	$47,336
Unrealized gains (losses)	18,515		2,610	(71,568)		(32,470)
Investment income (loss)	$28,161		$15,242	$(52,453)		$14,866

(1)Consists of realized gains of $34.8 million and $94.7 million, partially offset by impairment charges of $25.1 million and $75.5 million during the three and nine months ended September 30, 2025, respectively.
During the nine months ended September 30, 2025, gains and losses on investments in privately held entities that do not report NAV still held as of September 30, 2025 aggregated to a loss of $79.1 million, which consisted of upward adjustments aggregating $14.9 million and downward adjustments and impairments aggregating $94.0 million.
During the nine months ended September 30, 2024, gains and losses on investments in privately held entities that do not report NAV still held as of September 30, 2024 aggregated to a loss of $27.3 million, which consisted of upward adjustments aggregating $17.6 million and downward adjustments and impairments aggregating $44.9 million.
Unrealized gains or losses related to investments still held (excluding investments accounted for under the equity method) as of September 30, 2025 and 2024 aggregated to a gain of $16.6 million and $15.7 million during the nine months ended
September 30, 2025 and 2024, respectively.
Our investment loss of $52.5 million for the nine months ended September 30, 2025 also included $1.8 million of equity in losses of our equity method investments.
Refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

8. OTHER ASSETS
The following table summarizes the components of other assets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
Acquired in-place leases	$235,299		$305,144
Deferred compensation plan	51,470		47,727
Deferred financing costs – unsecured senior line of credit	41,819		49,056
Deposits	28,790		21,768
Furniture, fixtures, equipment, and software	63,245		39,558
Net investment in leases	57,971		41,503
Notes receivable	220,458		120,546
Operating lease right-of-use assets	713,433	(1)	764,472
Other assets	109,789		96,690
Prepaid expenses	47,419		33,567
Property, plant, and equipment	131,092		141,275
Total	$1,700,785		$1,661,306
(1)Refer to “Leases in which we are the lessee” in Note 5 – “Leases” for information about the decrease in this balance since December 31, 2024.
Notes receivable
Our notes receivable as of September 30, 2025 and December 31, 2024 consisted of the following (dollars in thousands):

	As of September 30, 2025
	Weighted Average
Notes Receivable	Effective Interest Rate	Maturity Date	Balance	December 31, 2024
Secured by real estate assets in San Diego	10.1%	11/4/28	$203,013	$103,427
Secured by real estate assets in Greater Boston	4.6%	12/16/29	17,918	17,356
Less: provision for expected credit losses			(473)	(237)
Notes receivable			$220,458	$120,546
Our notes receivable represent held-to-maturity debt securities carried at amortized costs and are generally secured by real estate. Under the current expected credit losses accounting standard, we are required to estimate and, if necessary, recognize a provision for expected credit losses related to these notes. We do not have a history of losses on such securities; therefore, we utilize available information on historical losses for the commercial real estate industry. We determine expected credit losses for our notes receivable using historical industry losses and considering loan-specific information, including credit ratings of the borrowers, estimated fair values of underlying real estate assets, loan-to-value ratios, the presence of guarantors, and/or other available information. During the three months ended September 30, 2025, no adjustment to the provision for expected credit losses related to our notes receivable was required. The provision is reevaluated on an ongoing basis, with any necessary adjustments recognized in the corresponding period.

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
Assets and liabilities measured at fair value on a recurring basis
The following table sets forth the assets and liabilities that we measure at fair value on a recurring basis by level in the fair value hierarchy as of September 30, 2025 and December 31, 2024 (in thousands). There were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the nine months ended September 30, 2025.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments in publicly traded companies:
As of September 30, 2025	$124,292	$124,292	$—	$—
As of December 31, 2024	$105,667	$105,667	$—	$—
Cross-currency swap agreements:
As of September 30, 2025	$2,970	$—	$2,970	$—
As of December 31, 2024	$—	$—	$—	$—
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
Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of September 30, 2025 and December 31, 2024, the carrying values of investments in privately held entities that report NAV aggregated $540.1 million and
$609.9 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standard. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV prepared by the general partner and reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments on our part.
Our cross-currency swap agreements are recognized at fair value. Refer to Note 2 – “Summary of significant accounting policies” and Note 11 – “Hedge agreements” to our unaudited consolidated financial statements for additional information.

9.FAIR VALUE MEASUREMENTS (continued)
Assets and liabilities measured at fair value on a nonrecurring basis
The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of September 30, 2025 and December 31, 2024 (in thousands).

			Fair Value Measurement Using
Description	Carrying Amount		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Real estate assets held for sale with carrying values adjusted to fair value less costs to sell:
As of September 30, 2025	$405,342	(1)	$—	$—		$405,342	(2)
As of December 31, 2024	$322,662	(1)	$—	$—		$322,662	(2)
Investments in privately held entities that do not report NAV:
As of September 30, 2025	$138,931		$—	$124,249	(3)	$14,682	(4)
As of December 31, 2024	$184,236		$—	$174,737	(3)	$9,499	(4)
(1)These amounts are included in the total balances of our net assets classified as held for sale aggregating $766.6 million and $371.3 million as of September 30, 2025 and December 31, 2024, respectively, disclosed in Note 3 – “Investments in real estate,” and represent assets held for sale as of September 30, 2025 and December 31,
2024, for which impairments were recognized.
(2)These amounts represent the aggregate carrying amounts of assets held for sale after adjustments to their respective fair values less costs to sell based on executed purchase and sale agreements, letters of intent, or valuations provided by third-party real estate brokers.
(3)These amounts represent the total carrying amounts of our equity investments in privately held entities with observable price changes, which are included in the investments balances of $1.5 billion and $1.5 billion in our unaudited consolidated balance sheets as of September 30, 2025 and December 31, 2024, respectively, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements.
(4)These amounts are included in the investments in privately held entities without observable price changes balances aggregating $422.5 million and $400.5 million as of
September 30, 2025 and December 31, 2024, respectively, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements. The aforementioned balances represent the carrying amounts of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described in “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
Real estate assets classified as held for sale measured at fair value less costs to sell
Our real estate assets classified as held for sale and measured at fair value less costs to sell are presented in the table above.
These properties represent a subset of our total real estate assets classified as held for sale as of September 30, 2025 and
December 31, 2024. The fair values for these real estate assets were estimated based on executed purchase and sale agreements, letters of intent, or valuations provided by third-party real estate brokers. Refer to “Investments in real estate” in Note 2 – “Summary of significant accounting policies” and “Assets held for sale” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information.
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
As of September 30, 2025 and December 31, 2024, the book and estimated fair values of our secured note payable and unsecured senior notes payable and the amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	September 30, 2025
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$—	$—	$—	$—	$—
Unsecured senior notes payable	$12,044,999	$—	$10,775,923	$—	$10,775,923
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$1,548,542	$—	$1,548,606	$—	$1,548,606

	December 31, 2024
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$149,909	$—	$149,413	$—	$149,413
Unsecured senior notes payable	$12,094,465	$—	$10,472,993	$—	$10,472,993
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$—	$—	$—	$—	$—
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, deposits, notes receivable, accounts payable, accrued expenses, and other short-term liabilities approximate their fair value.

10.SECURED AND UNSECURED SENIOR DEBT
The following table summarizes our outstanding indebtedness and respective principal payments remaining as of September 30, 2025 (dollars in thousands):

	Stated Rate	Interest Rate(1)		Maturity Date(2)		Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount)/ Premium
Debt						2025	2026	2027	2028	2029	Thereafter	Principal		Total
Unsecured senior line of credit and commercial paper program(3)	(3)	4.52%	(3)	1/22/30	(3)	$—	$—	$—	$—	$—	$1,550,000	$1,550,000	$(1,458)	$1,548,542
Unsecured senior notes payable	4.30%	4.50		1/15/26		—	300,000	—	—	—	—	300,000	(160)	299,840
Unsecured senior notes payable	3.80%	3.96		4/15/26		—	350,000	—	—	—	—	350,000	(285)	349,715
Unsecured senior notes payable	3.95%	4.13		1/15/27		—	—	350,000	—	—	—	350,000	(684)	349,316
Unsecured senior notes payable	3.95%	4.07		1/15/28		—	—	—	425,000	—	—	425,000	(994)	424,006
Unsecured senior notes payable	4.50%	4.60		7/30/29		—	—	—	—	300,000	—	300,000	(860)	299,140
Unsecured senior notes payable	2.75%	2.87		12/15/29		—	—	—	—	400,000	—	400,000	(1,757)	398,243
Unsecured senior notes payable	4.70%	4.81		7/1/30		—	—	—	—	—	450,000	450,000	(1,779)	448,221
Unsecured senior notes payable	4.90%	5.05		12/15/30		—	—	—	—	—	700,000	700,000	(4,143)	695,857
Unsecured senior notes payable	3.375%	3.48		8/15/31		—	—	—	—	—	750,000	750,000	(3,866)	746,134
Unsecured senior notes payable	2.00%	2.12		5/18/32		—	—	—	—	—	900,000	900,000	(6,275)	893,725
Unsecured senior notes payable	1.875%	1.97		2/1/33		—	—	—	—	—	1,000,000	1,000,000	(6,458)	993,542
Unsecured senior notes payable	2.95%	3.07		3/15/34		—	—	—	—	—	800,000	800,000	(6,668)	793,332
Unsecured senior notes payable	4.75%	4.88		4/15/35		—	—	—	—	—	500,000	500,000	(4,615)	495,385
Unsecured senior notes payable	5.50%	5.66		10/1/35		—	—	—	—	—	550,000	550,000	(6,470)	543,530
Unsecured senior notes payable	5.25%	5.38		5/15/36		—	—	—	—	—	400,000	400,000	(3,853)	396,147
Unsecured senior notes payable	4.85%	4.93		4/15/49		—	—	—	—	—	300,000	300,000	(2,785)	297,215
Unsecured senior notes payable	4.00%	3.91		2/1/50		—	—	—	—	—	700,000	700,000	9,880	709,880
Unsecured senior notes payable	3.00%	3.08		5/18/51		—	—	—	—	—	850,000	850,000	(10,938)	839,062
Unsecured senior notes payable	3.55%	3.63		3/15/52		—	—	—	—	—	1,000,000	1,000,000	(13,339)	986,661
Unsecured senior notes payable	5.15%	5.26		4/15/53		—	—	—	—	—	500,000	500,000	(7,427)	492,573
Unsecured senior notes payable	5.625%	5.71		5/15/54		—	—	—	—	—	600,000	600,000	(6,525)	593,475
Unsecured debt weighted-average interest rate/subtotal		3.97				—	650,000	350,000	425,000	700,000	11,550,000	13,675,000	(81,459)	13,593,541
Weighted-average interest rate/total		3.97%				$—	$650,000	$350,000	$425,000	$700,000	$11,550,000	$13,675,000	$(81,459)	$13,593,541

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Refer to footnote 3 on the following page.

10.SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our unsecured senior debt and amounts outstanding under our unsecured senior line of credit and commercial paper program as of September 30, 2025 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt				Weighted-Average
						Interest		Remaining Term (in years)
			Total		Percentage	Rate(1)
Unsecured senior notes payable	$12,044,999	$—	$12,044,999		88.6%	3.90%		12.6
Unsecured senior line of credit and commercial paper program	—	1,548,542	1,548,542	(2)	11.4	4.52	(2)	4.3	(3)
Total/weighted average	$12,044,999	$1,548,542	$13,593,541		100.0%	3.97%		11.6	(3)
Percentage of total debt	88.6%	11.4%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)As of September 30, 2025, we had no outstanding balance on our unsecured senior line of credit and $1.5 billion of commercial paper notes outstanding.
(3)We calculate the weighted-average remaining term of our commercial paper notes by using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper notes, the consolidated weighted-average maturity of our debt is 11.1 years. The commercial paper notes sold during the nine months ended September 30, 2025 were issued at a weighted-average yield to maturity of 4.64% and had a weighted-average maturity term of 17 days.
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
$5.0 billion unsecured senior line of credit
As of September 30, 2025, our unsecured senior line of credit, which matures in 2030, including extension options under our control,  had aggregate commitments of $5.0 billion and bore an interest rate of SOFR plus 0.855%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.145% based on the aggregate commitments outstanding.
Based upon our ability to achieve certain annual sustainability metrics, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.
Based on certain sustainability metrics achieved in accordance with the terms of our unsecured senior line of credit agreement, the borrowing rate was reduced for a one-year period by two basis points to SOFR plus 0.855%, from SOFR plus 0.875%, and the facility fee was reduced by 0.5 basis point to 0.145% from 0.15%. As of September 30, 2025, we had no outstanding balance on our unsecured line of credit.
$2.5 billion commercial paper program
Our commercial paper program provides us with the ability to issue up to $2.5 billion of commercial paper notes that bear interest at short-term fixed rates with a maturity of generally 30 days or less and a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding notes issued under our commercial paper program. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes. General corporate purposes may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. During the nine months ended September 30, 2025, the commercial paper notes were issued at a weighted-average yield to maturity of 4.64% and had a weighted-average maturity term of 17 days. As of
September 30, 2025, we had a $1.5 billion outstanding balance on our commercial paper program.
Repayment of secured note payable
In August 2025, we repaid a secured construction loan aggregating $154.6 million with an interest rate of 7.18%, which was related to our development project at 99 Coolidge Avenue in our Cambridge/Inner Suburbs submarket. In connection with the repayment, we recognized a loss on early extinguishment of debt of $107 thousand for the write-off of unamortized deferred financing costs during the three and nine months ended September 30, 2025.

10.SECURED AND UNSECURED SENIOR DEBT (continued)
Interest expense
The following table summarizes interest expense for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest incurred	$140,943	$130,046	$409,603	$379,554
Capitalized interest	(86,091)	(86,496)	(248,579)	(249,375)
Interest expense	$54,852	$43,550	$161,024	$130,179
11. HEDGE AGREEMENTS
We are exposed to foreign currency exchange rate risk related to our ongoing business operations in Canada. To mitigate the impact of fluctuations in the USD–CAD exchange rate, on July 29, 2025, we entered into fixed-to-fixed cross-currency swap agreements designated as net investment hedges, which were deemed effective on the commencement date. The aggregate notional amount of the swaps is CAD $400.0 million, and the corresponding total USD notional is approximately $290.3 million based on the fixed contractual USD–CAD exchange rate of 1.38 at inception. Under the terms of the swap agreements, USD fixed interest amounts are payable to us and CAD fixed interest amounts are payable to the counterparty. The swap agreements mature on April 30, 2026. As of September 30, 2025, the hedge relationship remained highly effective. Refer to “Hedge accounting” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.
The tables below summarize the fair value of our cross-currency swap agreements designated as net investment hedges and the impact on our consolidated financial statements. We did not have any outstanding hedge agreements as of and during the year ended December 31, 2024. Amounts are presented in USD (in thousands).
Fair value of cross-currency swap agreements designated as net investment hedges

	As of September 30, 2025
Balance Sheet Location	Fair Value – Asset	Notional Amount Outstanding
Other assets	$2,970	$290,317
Effect on consolidated other comprehensive income

	Location in Consolidated Statement of Comprehensive Income	September 30, 2025
		Three Months Ended	Nine Months Ended
Total unrealized gain recognized in other comprehensive income	Unrealized gains related to net investment hedge	$2,970	$2,970
For the three and nine months ended September 30, 2025, there were no reclassification of gain or loss from accumulated other comprehensive income into net income in connection with our hedge agreements.
Effect on consolidated statements of operations

	Location in Consolidated Statement of Operations	September 30, 2025
		Three Months Ended	Nine Months Ended
Total gain recognized in net income(1)	Other income	$748	$748
(1)Represents net interest expense settlements and interest rate forward points excluded from assessment of hedge effectiveness. Refer to “Hedge accounting” in Note 2 –
“Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

12. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES
The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of
September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable and accrued expenses	$514,908	$534,803
Accrued construction	306,290	500,890
Acquired below-market leases	145,514	180,407
Conditional asset retirement obligations	45,490	53,968
Deferred rent liabilities	13,366	11,461
Operating lease liability	361,986	507,127
Unearned rent and tenant security deposits	876,854	691,873
Other liabilities	168,318	173,822
Total	$2,432,726	$2,654,351
As of September 30, 2025 and December 31, 2024, our conditional asset retirement obligations liability primarily consisted of the soil and groundwater remediation liabilities associated with certain of our properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, requires remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys;
subsurface sampling; and other testing. We recognize a liability for the fair value of a conditional asset retirement obligation when the fair value of the liability can be reasonably estimated. In addition, environmental laws and regulations subject our tenants, and potentially us, to liability that may result from our tenants’ routine handling of hazardous substances and wastes as part of their operations at our properties. These assessments and investigations of our properties have not to date revealed any additional environmental liability we believe would have a material adverse effect on our business and financial statements or that would require additional disclosures or recognition in our consolidated financial statements.

13.EARNINGS PER SHARE
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
These incremental shares are weighted for the portion of the reporting period they were unvested and are included in the diluted EPS denominator only if their inclusion reduces EPS (i.e., if they are not antidilutive).
In addition, from time to time, we enter into forward equity sales agreements. We consider the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares were outstanding, are included in the denominator of basic EPS. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding – diluted using the treasury stock method. As of September 30, 2025, no forward equity sales agreements were outstanding.
The table below reconciles the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2025 and 2024 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(197,845)	$213,603	$(221,372)	$526,828
Net income attributable to noncontrolling interests	(34,909)	(45,656)	(127,323)	(141,634)
Net income attributable to unvested RSAs with nonforfeitable dividends	(2,183)	(3,273)	(7,452)	(10,717)
Numerator for basic and diluted EPS – net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(234,937)	$164,674	$(356,147)	$374,477

Denominator for basic EPS – weighted-average shares of common stock outstanding	170,181	172,058	170,278	172,007
Dilutive effect of unvested RSAs with forfeitable dividends	—	—	—	—
Denominator for diluted EPS – weighted-average shares of common stock outstanding	170,181	172,058	170,278	172,007
Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$(1.38)	$0.96	$(2.09)	$2.18
Diluted	$(1.38)	$0.96	$(2.09)	$2.18

14.STOCKHOLDERS’ EQUITY
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
No shares were repurchased during the three months ended June 30, and September 30, 2025. As of September 30, 2025,
the approximate value of shares that may yet be purchased under this program was $241.8 million.
ATM common stock offering program
In February 2024, we entered into an ATM common stock offering program that allows us to sell up to an aggregate of
$1.5 billion of our common stock.
During the nine months ended September 30, 2025, we had no activity under our ATM program. As of September 30, 2025, the remaining aggregate amount available under our ATM program for future sales of common stock was $1.47 billion.
Dividends
During the three months ended March 31, 2025, we declared cash dividends on our common stock aggregating $228.3 million, or $1.32 per share.
During the three months ended June 30, 2025, we declared cash dividends on our common stock aggregating $228.3 million, or $1.32 per share.
During the three months ended September 30, 2025, we declared cash dividends on our common stock aggregating
$228.1 million, or $1.32 per share.
Accumulated other comprehensive loss
The change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the nine months ended September 30, 2025 was entirely due to net unrealized gains of $14.0 million on foreign currency translation related to our operations primarily in Canada.
Common stock, preferred stock, and excess stock authorizations
Our charter authorizes the issuance of 400.0 million shares of common stock, of which 170.3 million shares were issued and outstanding as of September 30, 2025. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of September 30, 2025. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of September 30, 2025.

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
Operating segments
Our Chief Operating Decision Maker (“CODM”), represented by our Executive Chairman and our Chief Executive Officer,
evaluates operating results at the geographic market level to assess performance and allocate resources. Our operating segments align with our markets, including Greater Boston, the San Francisco Bay Area, San Diego, and Seattle, among others. Regular market performance updates are provided directly to the CODM. These updates include each market’s net operating income (“NOI”), which serves as the profit or loss measure used by the CODM for performance assessment and resource allocation. NOI provides useful information regarding performance of each market as it reflects income and expenses incurred in connection with real estate operations in each market. This metric enables the CODM to evaluate the profitability and performance of each market on a consistent and comparable basis, supporting decisions on capital resource allocation, including in connection with development, redevelopment, acquisition, and disposition activities in each market.
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
The following table presents the reportable segment profit or loss measure, NOI, for the three and nine months ended
September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reportable segment revenues:
Revenues from external customers	$700,635	$733,817	$2,103,291	$2,168,331
Other income	7,764	12,173	24,779	23,526
Reportable segment total revenues	708,399	745,990	2,128,070	2,191,857
Reportable segment total rental operating expenses	(222,441)	(215,563)	(647,279)	(606,584)
Reportable segment net operating income (reportable segment profit or loss)	$485,958	$530,427	$1,480,791	$1,585,273
Significant expenses included in the reportable segment profit or loss measure (i.e., NOI) are represented by the reportable segment total rental operating expenses and are disclosed in the table above. These expenses primarily include property taxes, utilities, repairs and maintenance, engineering, janitorial, and other costs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of reportable segment revenues to consolidated total revenues:
Reportable segment total revenues	$708,399	$745,990	$2,128,070	$2,191,857
All other revenues	43,545	45,617	144,072	135,592
Consolidated revenues	$751,944	$791,607	$2,272,142	$2,327,449
Reconciliation of reportable segment total rental operating expenses to consolidated rental operations:
Reportable segment total rental operating expenses	$(222,441)	$(215,563)	$(647,279)	$(606,584)
All other rental operating expenses	(16,793)	(17,702)	(42,783)	(62,249)
Consolidated rental operations	$(239,234)	$(233,265)	$(690,062)	$(668,833)
Reconciliation of reportable segment net operating income to consolidated net income:
Reportable segment net operating income (reportable segment profit or loss)	$485,958	$530,427	$1,480,791	$1,585,273
All other revenues	43,545	45,617	144,072	135,592
All other rental operating expenses	(16,793)	(17,702)	(42,783)	(62,249)
Other items not allocated to segments:
General and administrative	(29,224)	(43,945)	(89,027)	(135,629)
Interest expense	(54,852)	(43,550)	(161,024)	(130,179)
Depreciation and amortization	(340,230)	(293,998)	(1,028,415)	(872,272)
Impairment of real estate	(323,870)	(5,741)	(485,630)	(36,504)
Loss on early extinguishment of debt	(107)	—	(107)	—
Equity in earnings (losses) of unconsolidated real estate joint ventures	201	139	(9,327)	424
Investment income (loss)	28,161	15,242	(52,453)	14,866
Gain on sale of real estate	9,366	27,114	22,531	27,506
Consolidated net (loss) income	$(197,845)	$213,603	$(221,372)	$526,828

	September 30, 2025	December 31, 2024
Reconciliation of reportable segment assets to consolidated investments in real estate assets:
Reportable segment investments in real estate	$30,316,524	$30,393,144
All other investments in real estate	1,427,393	1,716,895
Consolidated investments in real estate	$31,743,917	$32,110,039

16.SUBSEQUENT EVENTS
Sales of real estate in October 2025
In October 2025, we completed the following dispositions:
•A retail shopping center aggregating 249,275 RSF, with future development opportunity aggregating 281,592 SF, at 550
Arsenal Street in our Cambridge/Inner Suburbs submarket of Greater Boston for a sales price of $99.3 million with no gain or loss recognized.
•Two operating properties aggregating 206,340 RSF in our San Diego and Research Triangle markets for a sales price aggregating $68.1 million and recognized a gain on sale of real estate of $4.4 million.

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

Overview
We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® company, is a best-in-class, mission-driven life science
REIT making a positive and lasting impact on the world. With our founding in 1994, Alexandria pioneered the life science real estate niche. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative Megacampus™ ecosystems in
AAA life science innovation cluster locations, including Greater Boston, the San Francisco Bay Area, San Diego, Seattle, Maryland,
Research Triangle, and New York City. As of September 30, 2025, Alexandria has a total market capitalization of $27.8 billion and an asset base in North America that includes 39.1 million RSF of operating properties and 4.2 million RSF of Class A/A+ properties undergoing construction and one 100% pre-leased committed near-term project expected to commence construction in the next year.
We develop dynamic Megacampus ecosystems that enable and inspire some of the world’s most brilliant minds and innovative companies to create life-changing scientific and technological innovations. We believe in the utmost professionalism, humility, and teamwork. Our tenants include multinational pharmaceutical companies; life science product, service, and device companies; public and private biotechnology companies; advanced technologies companies; biomedical institutions; U.S. government institutions; and
others. Alexandria has a long-standing and proven track record of developing Class A/A+ properties clustered in highly dynamic and collaborative Megacampus environments that enhance our tenants’ ability to successfully recruit and retain world-class talent and inspire productivity, efficiency, creativity, and success. Alexandria also provides strategic capital to transformative life science companies through our venture capital platform.
As of September 30, 2025:
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
•Approximately 92% of our leases (on an annual rental revenue basis) provided for the recapture of capital expenditures
(such as HVAC maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases; and
•82% of our leasing activity during the last twelve months was generated from our existing tenant base.
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

Executive summary
Operating results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income attributable to Alexandria’s common stockholders – diluted:
In millions	$(234.9)	$164.7	$(356.1)	$374.5
Per share	$(1.38)	$0.96	$(2.09)	$2.18
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$377.8	$407.9	$1,166.3	$1,217.3
Per share	$2.22	$2.37	$6.85	$7.08
For additional information, refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria
Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations” and to the tabular presentation of these items in “Results of operations” in Item 2.
A sector-leading REIT with a high-quality, diverse tenant base, strong margins, and long lease terms

(As of September 30, 2025, unless stated otherwise)
Occupancy of operating properties in North America	90.6%
Percentage of total annual rental revenue in effect from Megacampus platform	77%
Percentage of total annual rental revenue in effect from investment-grade or publicly traded large cap tenants	53%

Adjusted EBITDA margin for the three months ended September 30, 2025	71%
Percentage of leases containing annual rent escalations	97%

Weighted-average remaining lease term:
Top 20 tenants	9.4	years
All tenants	7.5	years

Strong tenant collections for the three months ended September 30, 2025:
Tenant rents and receivables for the three months ended September 30, 2025 collected as of the date of this report	99.9%
Strong and flexible balance sheet with significant liquidity; top 15% credit rating ranking among all publicly traded U.S. REITs
As of September 30, 2025, unless stated otherwise:
•Net debt and preferred stock to Adjusted EBITDA of 6.1x and fixed-charge coverage ratio of 3.9x for the three months ended September 30, 2025 annualized, with targets for the three months ended December 31, 2025 annualized of 5.5x to
6.0x and 3.6x to 4.1x, respectively.
•Significant liquidity of $4.2 billion, or 4.2x our debt maturities through 2027.
•Only 7% of our total debt matures through 2027.
•11.6 years weighted-average remaining term of debt, longest among S&P 500 REITs.
•Since 2021, our quarter-end fixed-rate debt has averaged 96.7%.
•Total debt and preferred stock to gross assets of 31%.
•$166.9 million of capital contribution commitments from existing consolidated real estate joint venture partners to fund construction from October 1, 2025 through 2027 and beyond.

Solid leasing volume and rental rate increases
•Leasing volume of 1,171,344 RSF during the three months ended September 30, 2025.
•Includes the largest life science lease in company history with a long-standing multinational pharmaceutical tenant for a 16-year build-to-suit lease expansion aggregating 466,598 RSF on the Campus Point by Alexandria Megacampus
in our University Town Center submarket.
•Leasing of previously vacant space aggregating 256,633 RSF, up 40%, over the quarterly average over the last five quarters.
•Rental rate increases on lease renewals and re-leasing of space of 15.2% and 6.1% (cash basis) for the three months ended September 30, 2025 and 13.6% and 6.8% (cash basis) for the nine months ended September 30, 2025.
•82% of our leasing activity during the last twelve months was generated from our existing tenant base.

	September 30, 2025
	Three Months Ended	Nine Months Ended
Lease renewals and re-leasing of space:
Rental rate increase	15.2%	13.6%
Rental rate increase (cash basis)	6.1%	6.8%
RSF	354,367	1,722,184
Leasing of previously vacant space – RSF	256,633	550,986
Leasing of development and redevelopment space – RSF	560,344	698,542
Total leasing activity – RSF	1,171,344	2,971,712

Key operating metrics
•Total revenues
•$751.9 million, down 5.0%, for the three months ended September 30, 2025, compared to $791.6 million for the three months ended September 30, 2024. Excluding dispositions completed after January 1, 2024, total revenues would have been relatively flat compared to the three months ended September 30, 2025.
•$2.3 billion, down 2.4%, for the nine months ended September 30, 2025, compared to $2.3 billion for the nine months ended September 30, 2024. Excluding dispositions completed after January 1, 2024, total revenues would have increased by 3.0% for the nine months ended September 30, 2025.
•Net operating income (cash basis) of $1.9 billion for the three months ended September 30, 2025 annualized decreased by $118.5 million, or 5.8%, compared to the three months ended September 30, 2024 annualized. Refer to “Net operating income, net operating income (cash basis), and operating margin” under “Definitions and reconciliations” in Item 2 for a reconciliation of our net income to net operating income (cash basis).
•Decrease in net operating income (cash basis) includes the impact of operating properties disposed of after January
1, 2024. Excluding these dispositions, net operating income (cash basis) – annualized for the three months ended
September 30, 2025, would have decreased by 1.2%, and for the nine months ended September 30, 2025 would have increased by 7.3%, compared to the corresponding periods in 2024.
•Same property net operating income changes
•(6.0)% and (3.1)% (cash basis) for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
•91.4% same properties’ average occupancy for the three months ended September 30, 2025, compared to
94.8% average occupancy for the three months ended September 30, 2024.
•(3.1)% and 3.0% (cash basis) for the nine months ended September 30, 2025, compared to the nine months ended
September 30, 2024.
•92.6% same properties’ average occupancy for the nine months ended September 30, 2025, compared to 94.6%
average occupancy for the nine months ended September 30, 2024.
•General and administrative expenses
•$89.0 million for the nine months ended September 30, 2025, representing cost reductions of $46.6 million or 34%, compared to the nine months ended September 30, 2024, primarily the result of cost-control and efficiency initiatives related to reducing personnel-related costs and streamlining business processes. Given that some of these cost savings are expected to be temporary in nature, we anticipate approximately half of the cost reductions expected to be achieved in 2025 will continue in 2026.
•As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended September 30, 2025 were 5.7% — the lowest level in the past ten years and approximately half the average of other S&P 500 REITs.

Dividend strategy to share net cash flows from operating activities with stockholders while retaining a significant portion for reinvestment
•Common stock dividend declared of $1.32 per share for the three months ended September 30, 2025, aggregating $5.28 per common share for the twelve months ended September 30, 2025, up 14 cents, or 2.7%, over the twelve months ended September 30, 2024.
•Dividend yield of 6.3% as of September 30, 2025 and dividend payout ratio of 60% for the three months ended
September 30, 2025.
•Significant net cash flows provided by operating activities after dividends retained for reinvestment aggregating $2.3 billion for the years ended December 31, 2021 through 2024 and the midpoint of our 2025 guidance range.
•In addition, as described in the “Summary of key items that may impact 2026 results” section of “Results of operations” in this Item 2, in light of market and life science industry conditions and our continued focus on capital efficiency, our Board of Directors expects to carefully evaluate our 2026 dividend strategy.
Ongoing execution of Alexandria’s 2025 capital recycling strategy
We expect to fund a significant portion of our capital requirements for the year ending December 31, 2025 through dispositions of non-core assets, land, partial interest sales, and sales to owner/users. We expect dispositions of land to represent 20%–30% of our total dispositions and sales of partial interests in 2025 (dollars in millions):

	Sales Price
Total dispositions completed as of October 27, 2025	$508
Our share of pending transactions subject to non-refundable deposits, signed letters of intent, and/or purchase and sale agreement negotiations	1,032
Our share of completed and pending 2025 dispositions and sales of partial interests	$1,540	(1)
(1)Excludes an exchange of partial interests of Pacific Technology Park and 199 East Blaine Street with nominal net cash proceeds. Refer to “Dispositions and sales of partial interests” in Item 2 for additional details.
Leasing progress on temporary vacancy

Operating occupancy as of June 30, 2025	90.8%
Assets with vacancy designated as held for sale during the three months ended September 30, 2025, now excluded from operating occupancy and expected to be sold primarily during the fourth quarter of 2025	0.9
Reduction in occupancy, primarily from lease expirations during the three months ended September 30, 2025	(1.1)	(1)
Operating occupancy as of September 30, 2025	90.6
Key vacant space leased with future delivery	1.6	(2)
Operating occupancy as of September 30, 2025, including leased but not yet delivered space	92.2%
(1)Comprises the following: (i) 0.3% related to lease expirations that became vacant during the three months ended September 30, 2025 and have been re-leased with a future delivery upon completion of construction (and is included in item 2 below); (ii) 0.2% vacancy at one asset in our Greater Stanford submarket, which was recently acquired with the intent to redevelop office to laboratory space but for which we are now evaluating options to reposition for advanced technologies use; and (iii) 0.6% of other occupancy declines, primarily from space that became vacant during the three months ended September 30, 2025 which we are currently marketing. These lease expirations resulting in the 1.1% decline in occupancy previously generated annual rental revenue aggregating approximately $29.0 million and had a weighted-average lease expiration date at the end of July 2025.
(2)Represents temporary vacancies as of September 30, 2025 aggregating 617,458 RSF, primarily in the Greater Boston, San Francisco Bay Area, San Diego, and Seattle
markets, that are leased and expected to be occupied upon completion of building and/or tenant improvements. The weighted-average expected delivery date is approximately May 1, 2026 and the expected annual rental revenue is approximately $46 million.
Key capital metrics as of or for the three months ended September 30, 2025
•$27.8 billion in total market capitalization.
•$14.2 billion in total equity capitalization.
•Non-real estate investments aggregating $1.5 billion:
•Unrealized gains presented in our consolidated balance sheet were $28.3 million, comprising gross unrealized gains and losses aggregating $180.4 million and $152.1 million, respectively.
•Investment income of $28.2 million for the three months ended September 30, 2025 presented in our consolidated statement of operations consisted of $34.8 million of realized gains, $18.5 million of unrealized gains, and $25.1 million of impairment charges.

Key capital events
•In August 2025, we repaid a secured construction loan aggregating $154.6 million with an interest rate of 7.18%, which was secured by our development project at 99 Coolidge Avenue in our Cambridge/Inner Suburbs submarket. The project is currently 81% leased/negotiating and is expected to be delivered in the fourth quarter of 2026. In connection with the repayment, we recognized a loss on early extinguishment of debt of $107 thousand for the write-off of unamortized deferred financing costs during the three and nine months ended September 30, 2025.
External growth and investments in real estate
Alexandria’s development and redevelopment pipeline delivered incremental annual net operating income of $16 million, commencing during the three months ended September 30, 2025, with an additional $111 million of incremental annual net operating income anticipated to deliver by the fourth quarter of 2026 primarily from projects that are 80% leased/negotiating.
•During the three months ended September 30, 2025, we placed into service development projects aggregating 185,517
RSF that are 89% occupied across multiple submarkets and delivered incremental annual net operating income of
$16 million.
•A significant delivery during the three months ended September 30, 2025 consisted of 122,302 RSF at 10935, 10945, and 10955 Alexandria Way on the One Alexandria Square Megacampus in our Torrey Pines submarket.
•Annual net operating income (cash basis) from recently delivered projects is expected to increase by $50 million upon the burn-off of initial free rent, which has a weighted-average remaining period of approximately three months.
•During 2025–2026, we expect to deliver annual net operating income representing nearly 8% growth in total net operating income from 2024 from projects that are 85% leased.
•76% of the RSF in our total development and redevelopment pipeline is within our Megacampus ecosystems.

(dollars in millions)	Incremental Annual Net Operating Income		RSF		Occupied/ Leased/ Negotiating Percentage
Placed into service:
Six months ended June 30, 2025	$52		527,268		96%
Three months ended September 30, 2025	16		185,517		89
Total placed into service during nine months ended September 30, 2025	$68	(1)	712,785		94%

Expected to be placed into service:
Fourth quarter of 2025 through fourth quarter of 2026	$111	(2)	969,524	(3)	80%	(4)
(1)Excludes future incremental annual net operating income from recently delivered spaces aggregating 42,449 RSF that are vacant and/or unleased at delivery.
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
(4)Represents the current leased/negotiating percentage of development and redevelopment projects that are expected to stabilize during the fourth quarter of 2025 through the fourth quarter of 2026.

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
•New competitive supply may exert pressure on our rental rates and occupancy, and adversely affect our operating results.
•During and after the COVID-19 pandemic, the shift toward hybrid and remote work arrangements has led certain office and other real estate companies to repurpose their underutilized office spaces into laboratory facilities. Our success and the success of other laboratory operators have prompted and may continue to prompt new and existing life science developers to commence speculative redevelopment and/or development projects in anticipation of demand for laboratory facilities. These conversion and speculative development projects have contributed to a significant influx of new laboratory properties in key markets such as Boston, San Diego, and the San Francisco Bay Area, heightening competitive pressures and diluting landlords’ pricing power in certain submarkets.
•To remain competitive with the influx of new laboratory properties, we may be required to reduce our rental rates and/or offer more tenant improvement allowances or additional tenant concessions, including free rent, to retain existing tenants, or attract new tenants. Furthermore, our existing operating properties may require additional revenue- and non-revenue-enhancing capital investments earlier than typically expected. The table below reflects a trend of increasing revenue- and non-revenue-
enhancing capital expenditures, which include tenant improvement expenditures. The table also presents the trend, on a per
RSF basis, for our tenant improvements and leasing commissions, free rent concessions, decreasing growth in rental rates related to our renewed/re-leased spaces, and decreases in our operating occupancy (dollars in thousands, except per RSF amounts):

	Revenue- and Non-Revenue- Enhancing Capital Expenditures	Tenant Improvements/ Leasing Commissions per RSF	Free Rent Concessions per Annum (leases executed in trailing 12 months)	Rental Rate Increases (on renewed/ re-leased spaces)	Operating Occupancy (as of each period end)
Fiscal year 2023	$260,392	$26.09	0.6 months	29.4%	94.6%
Fiscal year 2024	$273,377	$46.89	0.7 months	16.9%	94.6%
Nine months ended September 30, 2025	$230,867	$66.29	1.2 months	13.6%	90.6%
Midpoint of 2025 guidance range	$415,000	N/A		11.0%	90.8%	(1)
(1)Our guidance assumes an approximate 1% benefit related to a range of assets with vacancy that could potentially qualify for held for sale designation during the fourth quarter of 2025. These assets have not yet reached the criteria for held for sale designation as of September 30, 2025.
Additionally, we have leases at 20 properties, primarily located in the Greater Boston, San Francisco Bay Area, and San Diego
markets, aggregating 1.2 million RSF with a weighted-average lease expiration date of March 19, 2026. These spaces are expected to become vacant at lease expiration and re-leased to new tenants. We currently expect downtime on the 1.2 million
RSF to range from 6 to 24 months on a weighted-average basis. However, given the elevated supply of new laboratory space in these markets, there can be no assurance that we will be able to re-lease some or all of this space on acceptable terms or within anticipated time frames, even at reduced rates.
As of September 30, 2025, we anticipate that 4.2 million RSF of our projects undergoing construction and one 100% pre-
leased committed near-term project expected to commence construction in the next year will be placed into service from 2025 through 2028 and will generate $390 million in future incremental annual net operating income. These projects are 43% leased or under lease negotiations as of September 30, 2025. Additionally, landlord-funded tenant improvement allowances have increased significantly for first-generation space, including development and redevelopment projects, with most space in shell condition requiring landlords to fund the full build-out cost. This trend places additional pressure on projected returns and overall economics. Realization of the aforementioned risks could hinder our ability to secure tenants for the remaining unleased RSF related to these projects at the expected rates, or at all, potentially leading to a shortfall in, or delays in the commencement of, the projected incremental annual net operating income.

•Unfavorable macroeconomic environment, capital markets, and life science industry fundamentals may negatively impact the value of our real estate and non-real estate portfolios which could result in significant impairments, and may limit our ability to raise capital efficiently to further our business objectives.
The effective execution of our development and redevelopment activities is contingent on access to capital required to fund projects. The midpoint of our range for 2025 construction spend is $1.75 billion. This includes significant remaining construction costs to complete our active pipeline, and anticipated increases in both revenue- and non-revenue-enhancing capital expenditures in our operating portfolio. We expect funding for construction spending in 2026 to be similar or slightly higher than the $1.75 billion midpoint of our guidance range for 2025 construction in order to complete our active construction projects and significant revenue- and non-revenue-enhancing capital expenditures necessary to lease vacant space.
Additionally, given the factors previously described which could negatively impact EBITDA, we would require significant equity-
type capital to manage our leverage profile.
•Lower property valuations and increased capitalization rates. A portion of our projected construction spending and acquisition and other opportunistic uses of capital spending is expected to be funded through dispositions and sales of partial interests in core and non-core real estate assets. Real estate investments are generally less liquid than many other investment types, which can present challenges in selling our properties timely or at desirable prices, especially in an environment of oversupply.
Real estate sales can be particularly challenging given the demand for real estate is impacted by an economic climate marked by ongoing uncertainties around tenant demand for space and elevated interest rates, in addition to those related to oversupply. Although the U.S. Federal Reserve lowered the federal funds target range from 5.25%–5.50% at the end of
2023 to 4.25%–4.50% during 2024, and to 4.00%–4.25% in September 2025, interest rates remain elevated. This could continue to limit access to debt and/or equity financing for prospective buyers of our real estate assets, potentially eliminating their participation in the market or forcing them to seek more expensive alternative funding options. All other aspects being equal, such challenges for buyers lead to an excess of properties available for sale, which exert downward pressure on property valuations and elevate capitalization rates, adversely impacting the sales proceeds we expect from our real estate asset sales.
The new supply, discussed above, combined with high interest rates and reduced market liquidity, has resulted in a prolonged period of lower property valuations and higher capitalization rates, potentially leading to significant additional real estate impairments and making it more challenging to execute asset sales within expected timelines and at favorable pricing. For additional information about our dispositions, refer to “Sales of real estate assets and impairment of real estate” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in “Item 1. Financial statements” (“Item 1”) for additional information. In 2025, we expect to complete dispositions and sales of partial interests of approximately $1.50 billion at the midpoint of our 2025 guidance range. However, we may not be able to achieve this and/or other targets disclosed in our 2025 guidance as a result of the uncertainties discussed in this section as well as in
“Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q and “Item 1A. Risk factors”
within Part I in our annual report on Form 10-K for the year ended December 31, 2024.
The table below presents total dispositions and a trend of increasing impairments of real estate and capitalization rates associated with dispositions and sales of partial interests in our real estate assets (dollars in thousands), which is partly attributable to the quality of core and non-core assets we sold during each period. There is no assurance that this upward trend will stabilize or reverse in the future.

	Total Dispositions and Sales of Partial Interests	Impairment of Real Estate	Capitalization Rates(1)	Capitalization Rates (Cash Basis)(1)
2023	$1,314,414	$461,114	6.7%	5.9%
2024	$1,382,453	$223,068	7.7%	6.5%
Nine months ended September 30, 2025	$342,441	$485,630	N/A(2)
Midpoint of 2025 guidance range	$1,500,000	$828,500	N/A
(1)Capitalization rates are calculated only for stabilized operating assets sold. Refer to “Capitalization rates” under “Definitions and reconciliations” for additional information.
(2)There were no significant stabilized laboratory dispositions completed during the nine months ended September 30, 2025.
The midpoint of our 2025 guidance range for dispositions of real estate assets is $1.5 billion. As of September 30, 2025, we have completed dispositions aggregating $340.9 million, and expect to complete an additional $1.2 billion of dispositions during the fourth quarter of 2025 to achieve the midpoint of our 2025 guidance range. We continue to evaluate a significant number of disposition targets, including non-core operating properties, both stabilized and unstabilized, and land parcels.

Under U.S. GAAP, existing real estate assets are evaluated for impairment upon indication of potential impairment.
Impairments of real estate assets held and used are recognized if future undiscounted cash flows, including estimated proceeds from eventual sale of an asset, are less than the carrying amount of the asset. For real estate assets held for sale, impairments are recognized if the expected sales price less costs to sell is less than the carrying amount. For additional information on accounting for real estate impairments, refer to “Impairment of long-lived assets” in Note 2 –
“Summary of significant accounting policies” to our unaudited consolidated financial statements.
As of September 30, 2025, we have evaluated a large number of potential disposition targets under a probability-weighted method, including under the held and used and held for sale models. In each case, no impairment charge was required. If these specific assets meet the criteria to be designated as held for sale during the fourth quarter of 2025, we may incur impairments ranging from $0 to $685 million.
Our revised 2025 guidance range for impairments of real estate is from $485.6 million to $1.17 billion (with a midpoint at
$828.5 million) consisting of $485.6 million recognized in our consolidated statements of operations during the nine months ended September 30, 2025 and additional potential impairments ranging from $0 to $685 million during the fourth quarter of 2025. If these impairments are recognized during the fourth quarter of 2025, they will have a material impact on our net income and earnings per share for the year ending December 31, 2025. However, these impairments will not impact our funds from operations (“FFO”) per share as Nareit requires the add-back of real estate impairment charges.
FFO and FFO per share, as adjusted represent non-GAAP measures. For their definitions and reconciliations from the most directly comparable financial measure presented in accordance with GAAP, refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” under
“Definitions and reconciliations” in Item 2.
We expect a significant source of funding from the sale of non-core assets in 2026. We anticipate an end to our large-
scale non-core asset sales program in 2026 or early 2027. As of September 30, 2025, 77% of our annual rental revenue is from our Megacampus™ platform and we expect this percentage to continue to grow over time.
•Increased cost and limited availability of capital. In February 2025, we issued $550.0 million of unsecured senior notes payable, primarily to refinance our $600.0 million unsecured senior notes payable that matured in April 2025. Currently, we do not expect to issue any additional new debt in 2025. However, should we encounter difficulties in selling our real estate assets at our targeted prices, we may need to increase our reliance on debt financing to fund our construction projects, which are projected to aggregate approximately $1.75 billion in construction spending based on the midpoint of our 2025 guidance range. Elevated benchmark interest rates may result in debt funding options that are costlier, less accessible, or even unavailable, potentially limiting our ability to complete our development and redevelopment projects on schedule and thereby delaying our expected incremental annual net operating income generation and negatively affecting our business.
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
•Capitalized Interest. In 2025, our capitalized interest and interest expense are expected to be $335 million and
$210 million, respectively, each at the midpoints of our 2025 guidance ranges. Our strategic focus is on prioritizing the completion of our projects under construction that are highly leased. Additionally, we invest in our future pipeline with the goals of enhancing value and reducing the timeline to allow for vertical construction. This is in response to our expectation of increased future demand for these projects and is reflected in our expectation for capitalized interest. Refer to
“Capitalized interest” under “Definitions and reconciliations” in Item 2 for additional information.
The challenging macroeconomic environment, including the elevated supply of laboratory space, high costs or unavailability of debt, and challenges in obtaining sufficient proceeds from real estate dispositions, as discussed above, have, however, necessitated and may continue to necessitate a reevaluation of our current plans, and lead to a temporary suspension of our construction projects, delay of future projects, or sale of non-income-producing property. This could result in a decline in our capitalized interest for 2025 and beyond below our current projections and a further increase in interest expense recognized in our consolidated statement of operations.

The table below presents gross interest expense, capitalized interest, and interest expense in 2023 and 2024 and projections for 2025 based on the midpoint of our 2025 guidance ranges (in thousands):

	Gross Interest Expense	Capitalized Interest	Interest Expense
2023	$438,182	$(363,978)	$74,204
2024	$516,799	$(330,961)	$185,838
Midpoint of 2025 guidance range	$545,000	$(335,000)	$210,000
In addition to capitalized interest, we incur capitalized projects costs, including property taxes, insurance, and other costs directly related and essential to the construction of Class A/A+ properties. If we cease activities necessary to prepare a project for its intended use, costs related to such project are expensed as incurred.
During the nine months ended September 30, 2025, our average real estate basis capitalized aggregated $8.2 billion. This includes:
•$2.8 billion related to development and redevelopment projects under construction and one 100% pre-leased committed near-term project expected to commence construction in the next year;
•$1.1 billion related to smaller redevelopments and repositioning capital projects; and
•$4.2 billion related to future pipeline projects expected to reach key milestones in the fourth quarter of 2025 and 2026, including various phases of entitlement, design, site work, and other activities necessary to begin aboveground vertical construction, on April 14, 2026, on a weighted-average real estate investment basis. At that time, we may evaluate whether to proceed with additional pre-construction and/or construction activities based on leasing demand and/or market conditions, pause future investments, or consider the potential dispositions of real estate assets.
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
Moreover, we may face challenges in selling these securities at optimal prices, potentially disrupting our capital strategy.
There can be no assurance that we will be able to realize these gains or sustain our historical level of annual realized gains in the future, and in periods with limited or no realized gains, our FFO per share, as adjusted, may be adversely affected.
For the nine months ended September 30, 2025, we recognized $94.7 million, or an average of approximately $32 million per quarter, in realized gains on non-real estate investments. The midpoint of our revised guidance range for realized gains on non-real estate investments assumes approximately $15 million in the fourth quarter of 2025.
The table below presents realized gains, impairments, and unrealized losses on our non-real estate investments (in thousands):

	Non-Real Estate Investments
	Realized Gains(1)	Impairments	Unrealized Losses
2023	$80,628	$74,550	$201,475
2024	$117,214	$58,090	$112,246
Nine months ended September 30, 2025	$94,650	$75,535	$71,568
Midpoint of 2025 guidance range	$110,000	N/A
(1)Excludes impairment charges.
Gross unrealized gains related to non-real estate investments held as of September 30, 2025, December 31, 2024, and
December 31, 2023 aggregated to $180.4 million, $228.1 million, and $320.4 million, respectively.
Unfavorable market conditions could also indicate potential impairment of our investments in privately held entities that do not report NAV per share and lead to the recognition of additional significant non-real estate impairments.

•Government policy and regulatory disruption. Recent and ongoing policy actions by the U.S. government have introduced significant volatility and uncertainty into the life science ecosystem, with direct implications for our tenants, non-real estate investments, and overall business. Material developments include workforce reductions at the National Institutes of Health and U.S. Food and Drug Administration, reimbursement cuts at the Centers for Medicare & Medicaid Services, and funding freezes affecting research at certain U.S. research institutions. These changes have led to the suspension of many research projects, delays in regulatory reviews and approvals of drugs and other medical products, and increased barriers to clinical and regulatory progress, including for early-stage life science companies. Moreover, foreign markets, especially China, are rapidly gaining ground as global biotechnology leaders due to their centralized funding and faster regulatory timelines. The U.S. life science industry risks losing its competitive advantage as companies increasingly look abroad to conduct research. Combined with new immigration restrictions that affect international research talent, these policy actions threaten the long-term viability of the U.S. biomedical industry. The cumulative effect of these developments may significantly reduce tenant demand for U.S. life science real estate. At the same time, trade tensions and widespread tariffs may increase the cost of capital and key materials, which could delay or reduce our development pipeline. Refer to
“Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q for more information.
The realization of any of the aforementioned risks could have a material adverse impact on our revenues and operating performance, including but not limited to our income from rentals, net operating income, results of operations, funds from operations, operating margins, initial stabilized yields (unlevered) on new or existing construction projects, occupancy, EPS, FFO per share, FFO per share, as adjusted, and net cash provided by operating activities. These impacts could decrease Adjusted EBITDA, adversely impacting our key metrics such as our Adjusted EBITDA margin and Net Debt and Preferred Stock to Adjusted EBITDA ratio, as well as our credit ratings and credit rating outlooks. To preserve liquidity and mitigate an increase to our Net Debt and Preferred Stock to
Adjusted EBITDA ratio that may be caused by potential declines in Adjusted EBITDA, we may seek additional capital through equity offerings, pursue additional sales of real and non-real estate assets, which could be dilutive to existing stockholders. A reduction in earnings and/or net cash provided by operating activities could potentially necessitate or make advisable a reduction in our dividends per share, as determined by our board of directors. Any of the foregoing could further negatively affect our business and the market value of our common stock.
•Mitigating factors:
•Megacampus strategy: focusing on premier Class A/A+ assets in AAA life science innovation cluster locations.
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
Chief executive officers of life science companies typically anticipate rapid growth upon their companies’ achievement of scientific milestones. Our Megacampus ecosystems, which offer both high visibility and a clear path for growth, are designed for scalability to accommodate our tenants’ growth. Our future developments and redevelopments aggregate
26.4 million RSF as of September 30, 2025, of which 76% is concentrated within our Megacampus ecosystems. Their strategic locations and path for growth serve as powerful incentives for tenants to lease space from us.
Moreover, our tenants recognize that their success is directly linked to their ability to attract and retain personnel to advance their science. With our Megacampus ecosystems, we aim to provide a superior set of amenities, services, and access to transit. With inspiring design and people-centric amenities, we believe these campuses enhance our tenants’
confidence in using these spaces as effective recruiting tools. In contrast, we believe that a significant amount of the competitive supply in the market today consists of isolated facilities that provide operational space but lack the scale and strategic design of our Megacampus ecosystems.
Consequently, we believe an external growth strategy that focuses on the development of new Megacampus ecosystems, and the enhancement of existing ones, serves as our most effective defense against competitive supply. Over the past three decades, we have established a significant market presence in AAA innovation cluster locations, which is challenging to replicate due to the significant time and capital requirement. We believe the focus on our Megacampus strategy will continue to position us favorably over the supply of new competitive laboratory spaces. The strength of this strategy is reflected in the 2025 performance metrics below, achieved despite a challenging macroeconomic environment:

•Leasing volume aggregating 3.0 million RSF for the nine months ended September 30, 2025.
In July 2025, we executed the largest life science lease in company history with a long-standing multinational pharmaceutical tenant for a 16-year build-to-suit lease expansion aggregating 466,598 RSF on the Campus
Point by Alexandria Megacampus in our University Town Center submarket.
•Weighted-average lease term of 12.6 years for leases executed during the nine months ended September 30, 2025.
•Projects expected to stabilize in 2025 and 2026 are 80% leased/negotiating.
•Rental rate increases of 13.6% and 6.8% (cash basis) for the nine months ended September 30, 2025.
•Occupancy of 90.6% as of September 30, 2025.
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
•As of September 30, 2025, 82% of our leasing activity during the last twelve months was generated from our existing tenant base.
•As of September 30, 2025, 90% of our top 20 tenant annual rental revenue is derived from investment-grade or publicly traded large cap companies.
•Our tenant collections have remained consistently high, averaging 99.8% since the beginning of 2021 through
September 30, 2025.
•Prudent financial management. Our strong and flexible balance sheet and prudent balance sheet management are key factors in our ability to navigate macroeconomic uncertainties and capitalize on new opportunities. The strength of our financial position is highlighted by several key indicators:
•Our significant liquidity of $4.2 billion as of September 30, 2025 provides us the flexibility to address our operational needs and to pursue strategic opportunities.
•We expect to have the ability to self-fund a large portion of our capital requirements through the following sources in
2025:
•$475 million in net cash provided by operating activities after dividends at the midpoint of our 2025 guidance range.
•$166.9 million in capital contributions to fund construction expected from our existing consolidated real estate joint venture partners from October 1, 2025 through December 31, 2027 and beyond.
•$1.50 billion from dispositions and sales of partial interests in real estate assets at the midpoint of our 2025 guidance range.
•As of September 30, 2025, our credit ratings from S&P Global Ratings and Moody’s Ratings were BBB+ and Baa1, respectively, which rank in the top 15% among all publicly traded U.S. REITs.
•Our net debt and preferred stock to Adjusted EBITDA ratio target is 5.5x to 6.0x for the fourth quarter of 2025 annualized.
•As of September 30, 2025, our fixed-rate debt represents 88.6% of our total debt, which provides predictability in debt servicing costs. Since 2021, our quarter-end fixed-rate debt has averaged 96.7%.
•Our debt maturity schedule is well laddered, which provides us with financial flexibility and reduces short-term refinancing risks. As of September 30, 2025, only 7% of our debt matures through 2027.
•As of September 30, 2025, the weighted-average remaining term of our debt is 11.6 years, longest among S&P 500
REITs, demonstrating our strategic approach to debt management and our focus on maintaining manageable annual debt maturities.
•Operational excellence of our team. Alexandria focuses on operational excellence in the direct asset management and operations of our Labspace® asset base. Our team is composed of highly experienced, educated, and professionally credentialed facilities specialists. This expertise is essential in ensuring a secure and efficient environment for groundbreaking scientific research and has been cultivated and maintained over many years.
The demanding nature of laboratory-based scientific research requires strict adherence to safety standards set by local, state, and federal regulatory bodies. Key compliance aspects include good manufacturing practices (GMP) and Clinical
Laboratory Improvement Amendments (CLIA) certifications, adherence to national biosafety level guidelines, proper permitting and handling of hazardous waste generation and chemical storage, maintenance of safety stations, effective management of ultra-low temperature freezers, and careful licensing and management of radioactive materials.

•Life science fundamentals. We monitor market demand trends, particularly in the life science industry, to optimally align our property offerings with tenant requirements. The life science industry has shown strong long-term growth, fueled by multifaceted sources of funding, including private venture capital, biopharmaceutical spend, government funding, and philanthropic support for biomedical innovation. We believe our focus on high-quality Labspace® assets in prime locations positions us to effectively capitalize on these long-term trends:
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
•Other mitigating factors
•Improvement in office market. The increase in demand for premium office space since 2024, primarily driven by the technology sector, particularly companies focused on artificial intelligence, absorbed some of the market’s supply previously anticipated for life science use, which is now being repositioned back into offices. High ceilings, improved ventilation systems, and abundant natural light have become highly desirable features, appealing to office and advanced technologies tenants. We expect this trend may lead to the exit from the life science sector of inexperienced life science real estate developers and expedite the resolution of the oversupply impacting the sector.
•Projected decrease in general and administrative expenses. Over the past several years, we have implemented comprehensive measures to reduce our expenditures across our organization, including our general and administrative expenses, which provided savings during the year ended December 31, 2024, compared to the year ended December 31, 2023. These initiatives are expected to generate a reduction in general and administrative expenses of approximately $49 million, or 29%, during the year ending December 31, 2025 (at the midpoint of our
2025 guidance range) compared to the year ended December 31, 2024. These savings are expected to stem from a variety of implemented cost-control and efficiency initiatives, including, but not limited to, the following:
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
We anticipate that approximately half of the cost reductions expected to be achieved in 2025 will continue in 2026.

Operating summary

Same Property Performance: Net Operating Income Changes		Rental Rate Growth: Renewed/Re-Leased Space

Margins(2)		Favorable Lease Structure(3)
Operating	Adjusted EBITDA	Strategic Lease Structure by Owner and Operator of Collaborative Megacampus Ecosystems
68%	71%	Increasing cash flows
		Percentage of leases containing annual rent escalations	97%
		Stable cash flows
Long-Duration Lease Terms(4)		Percentage of triple net leases	91%
9.4 Years	7.5 Years	Lower capex burden
		Percentage of leases providing for the recapture of capital expenditures	92%
Top 20 Tenants	All Tenants

Net Debt and Preferred Stock to Adjusted EBITDA(5)		Fixed-Charge Coverage Ratio(5)

(3.1)%

2024	YTD 9/30/25

(1)
5.5x to 6.0x
3.6x to 4.1x

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
(2)For the three months ended September 30, 2025.
(3)Percentages calculated based on our annual rental revenue in effect as of September 30, 2025.
(4)Represents the weighted-average remaining term based on annual rental revenue in effect as of September 30, 2025.
(5)Quarter annualized.

Stable Cash Flows From Our High-Quality and Diverse Mix of Approximately 700 Tenants

Investment-Grade or Publicly Traded Large Cap Tenants
90%
of ARE’s Top 20 Tenant Annual Rental Revenue
53%
of ARE’s Total Annual Rental Revenue
Life Science
Product,
Service, and
Device
Multinational
Pharmaceutical
Public
Biotechnology
– Approved or
Marketed
Product
Other(1)
Advanced
Technologies(2)
Public
Biotechnology –
Preclinical or
Clinical Stage
Government
Institutions
Biomedical
Institutions(3)
Private
Biotechnology
Percentage of ARE’s
Annual Rental Revenue
As of September 30, 2025. Annual rental revenue represents amounts in effect as of September 30, 2025. Refer to “Definitions and reconciliations” in Item 2 for additional information.
(1)Represents the percentage of our annual rental revenue generated by professional services, finance, telecommunications, construction/real estate companies, and retail-related tenants.
(2)68% of our annual rental revenue from advanced technologies tenants is from investment-grade or publicly traded large cap tenants.
(3)80% of our annual rental revenue from biomedical institutions is from investment-grade or publicly traded large cap tenants.

Leasing Activity
The following table summarizes our leasing activity at our properties:

	Three Months Ended			Nine Months Ended		Year Ended
	September 30, 2025			September 30, 2025		December 31, 2024
(Dollars per RSF)	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis	Including Straight-Line Rent	Cash Basis
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	15.2%		6.1%	13.6%	6.8%	16.9%	7.2%
New rates	$56.91		$57.07	$59.45	$59.17	$65.48	$64.18
Expiring rates	$49.42		$53.77	$52.34	$55.41	$56.01	$59.85
RSF	354,367			1,722,184		3,888,139
Tenant improvements/leasing commissions	$47.15			$66.29		$46.89
Weighted-average lease term	7.3 years			9.5 years		8.5 years

Previously vacant/developed/ redeveloped space leased(2)
New rates	$85.31		$76.33	$74.93	$69.16	$59.44	$57.34
Previously vacant RSF	256,633			550,986		672,474
Developed/redeveloped RSF	560,344	(3)		698,542		493,341
Weighted-average lease term	15.4 years			14.7 years		10.0 years

Leasing activity summary (totals):
New rates	$76.72		$70.51	$65.96	$63.37	$64.16	$62.68
RSF	1,171,344			2,971,712		5,053,954
Weighted-average lease term	14.6 years			12.6 years		8.9 years

Lease expirations(1)
Expiring rates	$66.03		$67.63	$56.68	$57.98	$53.82	$57.24
RSF	800,421	(4)		3,549,052		5,005,638
Leasing activity includes 100% of results for properties in North America in which we have an investment.
(1)Excludes month-to-month leases aggregating 85,652 RSF and 136,131 RSF as of September 30, 2025 and December 31, 2024, respectively. During the trailing twelve months ended September 30, 2025, we granted free rent concessions averaging 1.2 months per annum.
(2)Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 for additional information, including total project costs.
(3)Includes the largest life science lease in company history, executed in July 2025 with a long-standing multinational pharmaceutical tenant. The 16-year expansion build-to-
suit lease aggregates 466,598 RSF on the Campus Point by Alexandria Megacampus in our University Town Center submarket. Refer to “New Class A/A+ development and redevelopment properties: current projects” in Item 2 for additional details.
(4)Includes 75,735 of vacant RSF at one recently acquired asset in our Greater Stanford submarket for which we are evaluating options to reposition for advanced technologies use.

Summary of contractual lease expirations
The following table summarizes the contractual lease expirations at our properties as of September 30, 2025:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Annual Rental Revenue
2025 (2)	434,371	1.3%	$50.71	1.1%
2026	3,084,651	9.1%	$54.43	8.5%
2027	3,177,025	9.4%	$55.06	8.9%
2028	3,954,063	11.7%	$50.63	10.1%
2029	2,115,070	6.3%	$47.02	5.0%
2030	2,999,453	8.9%	$43.32	6.6%
2031	3,654,099	10.8%	$55.36	10.2%
2032	968,848	2.9%	$58.14	2.9%
2033	2,382,921	7.1%	$49.05	5.9%
2034	3,031,460	9.0%	$67.16	10.3%
Thereafter	7,915,520	23.5%	$76.06	30.5%
Contractual lease expirations for properties classified as held for sale as of September 30, 2025 are excluded from the information on this page.
(1)Represents amounts in effect as of September 30, 2025.
(2)Excludes month-to-month leases aggregating 85,652 RSF as of September 30, 2025.

The following tables present our lease expirations by market for the remainder of 2025 and for 2026 as of September 30,
2025:

	2025 Contractual Lease Expirations (in RSF)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment	Remaining Expiring Leases	Total(1)	Annual Rental Revenue (per RSF)(2)

Greater Boston	21,892	—	—	12,113	34,005	$57.84
San Francisco Bay Area	—	—	—	55,766	55,766	64.75
San Diego	23,327	1,579	—	48,794	73,700	62.02
Seattle	50,552	—	—	23,756	74,308	22.80
Maryland	1,136	—	—	18,338	19,474	33.48
Research Triangle	10,478	3,951	—	4,843	19,272	N/A
New York City	—	11,798	—	7,825	19,623	105.22
Texas	—	—	—	—	—	—
Canada	—	—	—	40,679	40,679	10.72
Non-cluster/other markets	—	—	—	—	—	—
Subtotal	107,385	17,328	—	212,114	336,827	44.52
Key lease expirations(3)	—	—	—	97,544	97,544	72.08
Total	107,385	17,328	—	309,658	434,371	$50.71
Percentage of expiring leases	25%	4%	0%	71%	100%

	2026 Contractual Lease Expirations (in RSF)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment	Remaining Expiring Leases	Total	Annual Rental Revenue (per RSF)(2)

Greater Boston	119,978	11,897	—	229,566	361,441	$57.14
San Francisco Bay Area	28,609	103,596	—	282,976	415,181	69.31
San Diego	—	—	52,620 (4)	275,029	327,649	53.34
Seattle	34,719	—	—	137,715	172,434	24.17
Maryland	—	6,823	—	151,847	158,670	21.38
Research Triangle	22,660	—	—	165,542	188,202	41.69
New York City	12,168	—	—	62,241	74,409	72.35
Texas	—	—	—	—	—	—
Canada	247,743	—	—	1,755	249,498	21.72
Non-cluster/other markets	—	—	—	31,659	31,659	64.43
Subtotal	465,877	122,316	52,620	1,338,330	1,979,143	48.10
Key lease expirations(3)	—	—	—	1,105,508	1,105,508	65.74
Total	465,877	122,316	52,620	2,443,838	3,084,651	$54.43
Percentage of expiring leases	15%	4%	2%	79%	100%
Contractual lease expirations for properties classified as held for sale as of September 30, 2025 are excluded from the information on this page.
(1)Excludes month-to-month leases aggregating 85,652 RSF as of September 30, 2025.
(2)Represents amounts in effect as of September 30, 2025.
(3)Includes lease expirations at 20 properties primarily located in the Greater Boston, San Francisco Bay Area, and San Diego markets aggregating 1.2 million RSF with a weighted-average lease expiration date of March 19, 2026 and annual rental revenue aggregating $81 million, which are expected to become vacant at lease expiration and re-leased to new tenants, including the following:
(i)Recently acquired properties comprising two properties aggregating 137,970 RSF in our Greater Stanford submarket for which we are evaluating options to reposition for advanced technologies use;
(ii)Two properties comprising 163,648 RSF in our University Town Center submarket and 118,225 RSF in our Torrey Pines submarket for which we are evaluating options to re-lease or reposition from single tenancy to multi-tenancy;
(iii)One property aggregating 83,354 RSF in our Sorrento Mesa submarket, where the in-place credit tenant will relocate and expand into our development project at
10075 Barnes Canyon Road, which is expected to be delivered during the second half of 2026; and
(iv)113,097 RSF at our Alexandria Center® at One Kendall Square Megacampus in our Cambridge submarket. We plan to upgrade most of these spaces, most of which have not undergone major improvements since our acquisition in 2016.
We continue to evaluate the business plans and re-leasing strategies for these projects to maximize occupancy and rental revenue. We expect downtime on the 1.2 million RSF to range from 6 to 24 months on a weighted-average basis, and we expect these properties to remain operating properties.
(4)Relates to a single-tenant, 100% pre-leased development project aggregating 466,598 RSF that expands the existing Campus Point by Alexandria Megacampus. At the beginning of 2026, the tenant will vacate 52,620 RSF, which generated annual rental revenue of $4.1 million as of September 30, 2025,  from an existing building to allow for the demolition and development of the new, build-to-suit life science building at this site. Refer to “New Class A/A+ development and redevelopment properties:
current projects” in Item 2 for additional details.

Top 20 tenants
90% of Top 20 Tenant Annual Rental Revenue Is From Investment-Grade
or Publicly Traded Large Cap Tenants(1)
Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for greater than
5.5% of our annual rental revenue in effect as of September 30, 2025. The following table sets forth information regarding leases with our
20 largest tenants in North America based upon annual rental revenue in effect as of September 30, 2025 (dollars in thousands, except average market cap amounts):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)		Percentage of Annual Rental Revenue(1)	Investment-Grade Credit Ratings		Average Market Cap (in billions)

	Tenant							Moody’s	S&P
1	Bristol-Myers Squibb Company	5.7		1,283,860	$110,865		5.5%	A2	A	$106.5
2	Eli Lilly and Company	9.1		1,086,165	90,805		4.5	Aa3	A+	$753.2
3	Moderna, Inc.	13.2		462,100	71,571		3.5	—	—	$13.3
4	Takeda Pharmaceutical Company Limited	9.7		549,759	47,899		2.4	Baa1	BBB+	$45.6
5	AstraZeneca PLC	6.4		440,087	39,413		1.9	A1	A+	$223.0
6	Eikon Therapeutics, Inc.(2)	13.3		311,806	38,913		1.9	—	—	$—
7	Roche	7.5		647,069	36,383		1.8	Aa2	AA	$256.8
8	Illumina, Inc.	5.1		857,967	35,924		1.8	Baa3	BBB	$17.1
9	Alphabet Inc.	2.2		589,218	33,260		1.6	Aa2	AA+	$2,231.6
10	United States Government	4.8		429,359	29,597	(3)	1.5	Aaa	AA+	$—
11	Novartis AG	2.3		377,095	29,463		1.5	Aa3	AA-	$240.2
12	Uber Technologies, Inc.	57.0	(4)	1,009,188	27,820		1.4	Baa1	BBB	$167.1
13	Boston Children's Hospital	11.5		309,231	26,294		1.3	Aa2	AA	$—
14	The Regents of the University of California	9.7		364,606	24,318		1.2	Aa2	AA	$—
15	Sanofi	5.3		267,278	21,851		1.1	Aa3	AA	$127.1
16	New York University	6.8		218,983	21,110		1.0	Aa2	AA-	$—
17	Merck & Co., Inc.	7.9		333,124	21,001		1.0	Aa3	A+	$225.8
18	Charles River Laboratories, Inc.	9.8		253,036	20,959		1.0	—	—	$8.2
19	Cloud Software Group, Inc.	1.0	(5)	216,278	20,553		1.0	—	—	$—
20	Massachusetts Institute of Technology	4.3		242,428	20,529		1.0	Aaa	AAA	$—
	Total/weighted-average	9.4	(4)	10,248,637	$768,528		37.9%
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
(1)Based on total annual rental revenue in effect as of September 30, 2025.
(2)Eikon Therapeutics, Inc. is a private biotechnology company led by renowned biopharmaceutical executive Roger Perlmutter, formerly an executive vice president at Merck
& Co., Inc. As of February 25, 2025, the company has raised over $1.2 billion in private venture capital funding.
(3)Includes leases, which are not subject to annual appropriations, with governmental entities such as the National Institutes of Health and the General Services
Administration. Approximately 3% of the annual rental revenue derived from our leases with the United States Government is cancellable prior to the lease expiration date.
(4)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) in our Mission Bay submarket owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue from our unconsolidated real estate joint ventures. Excluding these ground leases, the weighted-average remaining lease term for our top 20 tenants was 7.7 years as of September 30, 2025.
(5)Represents one lease encompassing four properties acquired in 2022 that we expect to reposition upon lease expiration. This lease with Cloud Software Group, Inc.
(formerly known as TIBCO Software, Inc.) was in place when we acquired the properties, of which 137,970 RSF has lease expirations through 2026. Refer to footnote 1 in
“Summary of contractual lease expirations” in Item 2 for additional details.

Locations of properties
Our properties are strategically located in AAA life science innovation cluster markets. The following table sets forth the total
RSF, number of properties, and annual rental revenue in effect as of September 30, 2025 in each of our markets in North America
(dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	9,096,225	583,407	1,626,322	11,305,954	26%	64	$708,464	35%	$89.74
San Francisco Bay Area	7,525,945	212,796	344,934	8,083,675	19	62	421,518	21	67.18
San Diego	6,314,303	648,516	—	6,962,819	16	68	328,638	15	54.67
Seattle	3,178,029	227,577	—	3,405,606	8	45	126,834	6	44.29
Maryland	3,855,906	—	—	3,855,906	9	50	157,213	8	44.00
Research Triangle	3,648,703	—	—	3,648,703	9	36	94,255	5	27.22
New York City	742,700	—	—	742,700	2	3	69,317	3	94.97
Texas	1,646,187	—	73,298	1,719,485	4	13	36,866	2	28.02
Canada	979,575	—	56,314	1,035,889	2	11	20,186	1	22.83
Non-cluster/other markets	315,440	—	—	315,440	1	9	12,195	1	55.52
Properties held for sale	1,811,787	—	—	1,811,787	4	14	53,266	3	44.62
North America	39,114,800	1,672,296	2,100,868	42,887,964	100%	375	$2,028,752	100%	$58.94
		3,773,164
Summary of occupancy percentages in North America
The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	9/30/25		6/30/25	9/30/24	9/30/25	6/30/25	9/30/24
Greater Boston	86.8%	(1)(2)	90.1%	94.6%	73.6%	76.7%	80.9%
San Francisco Bay Area	90.4	(1)(3)	88.9	94.1	86.4	85.2	91.1
San Diego	95.2		94.8	96.0	95.2	94.8	96.0
Seattle	90.1		90.3	92.3	90.1	90.3	91.3
Maryland	93.9		93.9	96.2	93.9	93.9	96.2
Research Triangle	94.9	(1)	92.8	97.5	94.9	92.8	97.5
New York City	98.3		88.9	85.1	98.3	88.9	85.1
Texas	79.9	(1)	82.1	95.5	76.5	78.9	91.8
Subtotal	90.8		91.0	94.9	85.9	86.3	90.0
Canada	90.3		90.7	95.5	85.4	85.8	82.6
Non-cluster/other markets	69.6		72.6	72.8	69.6	72.6	72.8
North America	90.6%	(1)(4)	90.8%	94.7%	85.8%	86.2%	89.7%
(1)Refer to the table below for a summary of our previously disclosed key lease expirations that became vacant during the three months ended March 31, 2025:

Property	Submarket	Vacant RSF as of 3Q25	Vacant RSF leased as of 3Q25 with future delivery	%
Included in 3Q25 occupancy and same property results:
Alexandria Technology Square® Megacampus	Cambridge	182,054	89,222	49%
507 East Howard Lane and 13813 Center Lake Drive	Austin	247,246	102,930	42
		429,300	192,152	45%
Classified as held for sale as of 3Q25 (excluded from occupancy and same property results):
409 Illinois Street	Mission Bay	234,249	N/A
7 Triangle Drive	Research Triangle	104,531	N/A
Total 1Q25 key lease expirations vacant at 3Q25		768,080
(2)The decline in occupancy during the three months ended September 30, 2025, was primarily due to one lease expiration of 78,380 RSF in Cambridge which we are marketing and a 72,846 RSF lease expiration located in Watertown which has been leased but was not occupied as of September 30, 2025.
(3)Increase in occupancy from the second quarter of 2025 is primarily due to the classification as held for sale of 409 and 499 Illinois Street on the Alexandria Center® for
Science and Technology – Mission Bay Megacampus as of September 30, 2025, partially offset by the new vacancy at 3301 Hillview Avenue in our Greater Stanford submarket, which was previously occupied by an acquired software tenant, for which we are evaluating options to reposition as an advanced technologies campus.
(4)Includes temporary vacancies as of September 30, 2025 aggregating 617,458 RSF, or 1.6% of total operating RSF, primarily in the Greater Boston, San Francisco Bay
Area, San Diego, and Seattle markets, which are leased and expected to be occupied upon completion of building and/or tenant improvements. The weighted-average expected delivery date is approximately May 1, 2026, and the expected annual rental revenue is approximately $46 million.

Investments in real estate
A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new
Class A/A+ properties, and property enhancements identified during the underwriting of certain acquired properties, primarily located in collaborative Megacampus ecosystems in AAA life science innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of a wide range of tenants. Upon completion, each development or redevelopment project is expected to generate increases in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe may result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. Our pre-construction activities are undertaken in order to prepare the property for its intended use and include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements.
Our investments in real estate consisted of the following as of September 30, 2025 (dollars in thousands):

		Development and Redevelopment
		Under Construction		100% Pre-leased Committed Near Term(1)
	Operating	2025 and 2026	2027 and Beyond		Future	Subtotal		Total
Square footage
Operating	37,303,013	—	—	—	—	—		37,303,013
Future Class A/A+ development and redevelopment properties	—	969,524	2,803,640	466,598	24,257,782	28,497,544		28,497,544
Future development and redevelopment square feet currently included in rental properties(2)	—	—	—	(52,620)	(2,082,454)	(2,135,074)		(2,135,074)
Total square footage, excluding properties held for sale	37,303,013	969,524	2,803,640	413,978	22,175,328	26,362,470		63,665,483
Properties held for sale	1,811,787	—	—	—	939,756	939,756		2,751,543
Total square footage	39,114,800	969,524	2,803,640	413,978	23,115,084	27,302,226		66,417,026

Investments in real estate
Gross book value as of September 30, 2025(3)	$29,451,717	$901,674	$2,762,729	$60,398	$4,984,144	$8,708,945	(4)	$38,160,662
Properties held for sale	883,455	—	—	—	112,681	112,681		996,136
Total gross investment in real estate, excluding properties held for sale	$28,568,262	$901,674	$2,762,729	$60,398	$4,871,463	$8,596,264		$37,164,526

20%
Non-Income-
Producing Assets
Projects under active construction with
stabilization in 2025-2027 and beyond
and one 100% pre-leased committed
near-term project expected to commence
in the next year– $3.7 billion
Future development projects(5) and land parcels,
primarily located in Megacampuses with critical
milestones in 4Q25 and 2026 – $4.9 billion
Non-Income-Producing Assets as a Percentage of Gross Assets
(1)Represents a single-tenant project that expands the existing Campus Point by Alexandria Megacampus, where we currently have a 55% interest. Refer to “New Class A/
A+ development and redevelopment properties: current projects” in Item 2 for additional details.
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
(4)Our share of investment in our development and redevelopment pipeline is $7.6 billion.
(5)As of September 30, 2025, annual rental revenue from future development parcels with existing income was approximately 1% of total annual rental revenue.

Dispositions and sales of partial interests
Our completed dispositions and sales of partial interests of real estate assets during the nine months ended September 30, 2025 and pending dispositions as of the date of this report consisted of the following (dollars in thousands):

			Interest Sold/ Acquired	Square Footage				Gain on Sales of Real Estate
Property	Submarket/Market	Date of Transaction		Operating	Future Development	Price
Dispositions
Completed during the nine months ended September 30, 2025:
Properties with vacancy and near-term lease expirations:
2425 Garcia Avenue and 2400/2450 Bayshore Parkway	Greater Stanford/San Francisco Bay Area	6/30/25	100%	95,901	—	$11,000		$—
5505 Morehouse Drive	Sorrento Mesa/San Diego	8/26/25	100%	79,945	—	45,000		—
Other						23,334		12,737
						79,334		12,737
Land:
Costa Verde by Alexandria	University Town Center/San Diego	1/31/25	100%	—	537,000	124,000	(1)	—
Land parcel	Texas	5/7/25	100%	—	1,350,000	73,287		—
Land parcel	Other	9/12/25	100%	—	374,349	30,250		—
Other land parcels						34,000		504
						261,537		504
Total completed during the nine months ended September 30, 2025						340,871		13,241	(2)
Completed in October 2025:
550 Arsenal Street(3)	Cambridge/Inner Suburbs/Greater Boston	10/15/25	100%	249,275	281,592	99,250		—
Other	Various					68,129		4,362
Total dispositions as of October 27, 2025						508,250		$17,603
Our share of pending dispositions subject to non-refundable deposits, signed letters of intent, and/or purchase and sale agreement negotiations						1,032,495
Completed and pending YTD 2025 dispositions, excluding exchange of partial interests (see below)						$1,540,745

2025 guidance range for dispositions and sales of partial interests					$1,100,000 – $1,900,000
2025 guidance midpoint for dispositions and sales of partial interests						$1,500,000

Exchange of partial interests(4)
Disposition of Pacific Technology Park	Sorrento Mesa/San Diego	9/9/25	50%	544,352	—	$96,000		$9,290
Acquisition of 199 East Blaine Street	Lake Union/Seattle	9/9/25	70%	115,084	—	(94,430)
Difference in sales price received in cash						$1,570

(1)As part of a completed transaction, we provided seller financing of $91.0 million. This note receivable is classified within “Other assets” in our consolidated balance sheet. Refer to Note 8 – “Other assets” to our unaudited consolidated financial statements for additional information.
(2)Excludes a gain on sale of interest related to an unconsolidated real estate joint venture of $458 thousand, which is classified as equity in earnings of unconsolidated real estate joint ventures in our consolidated statement of operations.
(3)Represents a retail shopping center with future development opportunity. We originally acquired the property in 2021 with the intent to demolish the retail center and develop it into laboratory space. However, due to the project’s financial outlook and the substantial capital that development would have required, we decided to recycle the capital generated by the disposition into our development and redevelopment pipeline. The capitalization rates of the disposition were
6.1% and 5.4% (cash basis) based upon net operating income and net operating income (cash basis), respectively, for the three months ended September 30, 2025 annualized.
(4)In September 2025, we completed an exchange of partial interests in two consolidated joint ventures, Pacific Technology Park and 199 East Blaine Street, with one joint venture partner, resulting in a sales price received by cash of $1.6 million. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements for additional information.
•We sold our 50% controlling interest in Pacific Technology Park, a non-Megacampus comprising five non-laboratory properties that were 93% occupied, at capitalization rates of 4.9% and 5.0% (cash basis). The disposition had consolidated annual net operating income of $9.4 million based on three months ended June 30, 2025 annualized (at 100%). As of September 30, 2025, we no longer have any ownership interest in Pacific Technology Park, and the consolidated net operating income is no longer included in our statement of operations following the sale.
•We acquired our partner’s 70% noncontrolling interest at 199 East Blaine Street, a fully occupied laboratory building located in our Alexandria Center® for Life Science – Eastlake Megacampus, with a weighted-average remaining lease term of 1.3 years. The purchase price exceeded the book value of the noncontrolling interest by $66.3 million, which was recognized in additional paid-in capital. As of September 30, 2025, we own 100% of 199 East Blaine Street.

New Class A/A+ development and redevelopment properties
ALEXANDRIA’S DEVELOPMENT AND REDEVELOPMENT
DELIVERIES ARE EXPECTED TO PROVIDE INCREMENTAL
GROWTH IN ANNUAL NET OPERATING INCOME

Placed Into Service	Near-Term Deliveries
YTD 3Q25	4Q25–4Q26

$68M	$111M

94% Occupied	80% Leased/Negotiating
712,785 RSF	969,524 RSF
(1)
(2)
(3)
(4)
For the definition of “Net operating income” and a reconciliation from the most directly comparable GAAP measure, refer to the “Definitions and reconciliations” in Item 2.
(1)Excludes future incremental annual net operating income from recently delivered spaces aggregating 42,449 RSF that were vacant and/or unleased at delivery.
(2)Includes expected partial deliveries through the fourth quarter of 2026 from projects expected to stabilize in 2027 and beyond, including speculative future leasing that is not yet fully committed. Our share of incremental annual net operating income from development and redevelopment projects expected to be placed into service primarily commencing from the fourth quarter of 2025 through the fourth quarter of 2026 is projected to be $83 million. Refer to the initial and stabilized occupancy years under “New Class A/A+ development and redevelopment properties: current projects” in Item 2 for additional details.
(3)Represents the current leased/negotiating percentage of development and redevelopment projects that are expected to stabilize during the fourth quarter of 2025 through the end of 2026.
(4)Represents the RSF related to projects expected to stabilize by the fourth quarter of 2026. Does not include RSF for partial deliveries through the fourth quarter of 2026 from projects expected to stabilize in 2027 and beyond.

New Class A/A+ development and redevelopment properties: recent deliveries

99 Coolidge Avenue	500 North Beacon Street and 4 Kingsbury Avenue(1)
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs
129,413 RSF	248,018 RSF
100% Occupancy	92% Occupancy

230 Harriet Tubman Way	10935, 10945, and 10955 Alexandria Way(2)	10075 Barnes Canyon Road
San Francisco Bay Area/ South San Francisco	San Diego/Torrey Pines	San Diego/Sorrento Mesa
285,346 RSF	334,996 RSF	31,490 RSF
100% Occupancy	100% Occupancy	100% Occupancy

(1)Image represents 500 North Beacon Street on The Arsenal on the Charles Megacampus.
(2)Image represents 10955 Alexandria Way on the One Alexandria Square Megacampus.

New Class A/A+ development and redevelopment properties: recent deliveries (continued)
Incremental Annual Net Operating Income Generated From YTD 3Q25 Deliveries
Aggregated $68 Million,(1) Including $16 Million in 3Q25
The following table presents development and redevelopment of new Class A/A+ projects placed into service during the nine months ended September 30, 2025 (dollars in thousands):

Property/Market/Submarket	3Q25 Delivery Date(2)	Our Ownership Interest	RSF Placed in Service					Occupancy Percentage(3)	Total Project		Unlevered Yields
			Prior to 1/1/25	1Q25	2Q25	3Q25	Total				Initial Stabilized	Initial Stabilized (Cash Basis)
									RSF	Investment
Development projects
99 Coolidge Avenue/Greater Boston/Cambridge/ Inner Suburbs	7/15/25	100%	116,414	—	—	12,999	129,413	100%	320,809	$444,000	6.0%	6.8%
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/Cambridge/Inner Suburbs	8/23/25	100%	211,574	—	—	36,444	248,018	92%	248,018	429,000	6.5	5.9
230 Harriet Tubman Way/San Francisco Bay Area/South San Francisco	N/A	48.5%	—	285,346	—	—	285,346	100%	285,346	476,000	7.5	6.2
10935, 10945, and 10955 Alexandria Way/San Diego/Torrey Pines	7/1/25	100%	93,492	—	119,202	122,302	334,996	100%	334,996	480,000	7.2	6.9
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	7/23/25	50.0%	—	17,718	—	13,772	31,490	100%	253,079	321,000	5.5	5.7
Redevelopment projects
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	N/A	50.0%	67,017	—	22,005	—	89,022	75%	326,706	487,000	5.0	5.1
Canada	N/A	100%	78,487	6,430	76,567	—	161,484	100%	250,790	115,000	6.0	6.0
Weighted average/total	7/5/25		566,984	309,494	217,774	185,517	1,279,769		2,019,744	$2,752,000	6.3%	6.1%
(1)Excludes future incremental annual net operating income from recently delivered spaces aggregating 42,449 RSF that were vacant and/or unleased at delivery.
(2)Represents the average delivery date for deliveries that occurred during the three months ended September 30, 2025, weighted by annual rental revenue.
(3)Occupancy reflects total operating RSF placed in service as of each respective delivery date when the space was placed into service. Subsequent occupancy changes are not reflected.

New Class A/A+ development and redevelopment properties: 2025 and 2026 stabilization (near-term deliveries)

99 Coolidge Avenue	4135 Campus Point Court
Greater Boston/ Cambridge/Inner Suburbs	San Diego/ University Town Center
191,396 RSF	426,927 RSF
81% Leased/Negotiating	100% Leased

10075 Barnes Canyon Road	8800 Technology Forest Place
San Diego/Sorrento Mesa	Texas/Greater Houston
221,589 RSF	73,298 RSF
68% Leased/Negotiating	41% Leased/Negotiating

New Class A/A+ development and redevelopment properties: 2027 and beyond stabilization (intermediate-term deliveries)

311 Arsenal Street	421 Park Drive	401 Park Drive	40, 50, and 60 Sylvan Road(1)
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Fenway	Greater Boston/Fenway	Greater Boston/Route 128
333,758 RSF	392,011 RSF	137,675 RSF	596,064 RSF

1450 Owens Street	651 Gateway Boulevard	269 East Grand Avenue	701 Dexter Avenue North
San Francisco Bay Area/ Mission Bay	San Francisco Bay Area/ South San Francisco	San Francisco Bay Area/ South San Francisco	Seattle/Lake Union
212,796 RSF	237,684 RSF	107,250 RSF	227,577 RSF

(1)Image represents 60 Sylvan Road on the Alexandria Center® for Life Science – Waltham Megacampus. The project is expected to capture demand in our Route 128 submarket.

New Class A/A+ development and redevelopment properties: current projects
The following tables set forth a summary of our new Class A/A+ development and redevelopment properties under construction as of September 30, 2025 (dollars in thousands):

Property/Market/Submarket		Square Footage			Percentage		Occupancy(1)
	Dev/Redev	In Service	CIP	Total	Leased	Leased/ Negotiating	Initial	Stabilized
Under construction
2025 and 2026 stabilization
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	Dev	129,413	191,396	320,809	81%	81%	4Q23	4Q26
4135 Campus Point Court/San Diego/University Town Center	Dev	—	426,927	426,927	100	100	3Q26	3Q26
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	Dev	31,490	221,589	253,079	68	68	1Q25	2H26
8800 Technology Forest Place/Texas/Greater Houston	Redev	50,094	73,298	123,392	41	41	2Q23	4Q26
Canada	Redev	194,476	56,314	250,790	78	78	3Q23	4Q25
		405,473	969,524	1,374,997	80	80

2027 and beyond stabilization
One Hampshire Street/Greater Boston/Cambridge	Redev	—	104,956	104,956	—	—	2027	2028
311 Arsenal Street/Greater Boston/Cambridge/Inner Suburbs	Redev	56,904	333,758	390,662	7	7	2027	2027
421 Park Drive/Greater Boston/Fenway	Dev	—	392,011	392,011	13	13	2027	2028
401 Park Drive/Greater Boston/Fenway	Redev	—	137,675	137,675	—	—	2027	2027
40, 50, and 60 Sylvan Road/Greater Boston/Route 128	Redev	—	596,064	596,064	33	33	4Q26	2027
Other/Greater Boston	Redev	—	453,869	453,869	—	—	2027	2027
1450 Owens Street/San Francisco Bay Area/Mission Bay	Dev	—	212,796	212,796	—	49	2027	2027
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco(2)	Redev	89,022	237,684	326,706	21	21	1Q24	2027
269 East Grand Avenue/San Francisco Bay Area/South San Francisco	Redev	—	107,250	107,250	—	—	2H26	2027
701 Dexter Avenue North/Seattle/Lake Union	Dev	—	227,577	227,577	23	23	4Q26	2027
		145,926	2,803,640	2,949,566
100% Pre-leased committed near-term project expected to commence construction in the next year
Campus Point by Alexandria/San Diego/University Town Center(3)	Dev	—	466,598	466,598	100	100	2028	2028
Total 2027 and beyond stabilization and committed near-term project		145,926	3,270,238	3,416,164	25	28
		551,399	4,239,762	4,791,161	41%	43%
(1)Initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy. Multi-tenant projects may increase in occupancy over time.
(2)We continue to build out this project on a floor-by-floor basis. As of September 30, 2025, the remaining cost to complete is $138 million, or 28% of the total cost at completion.
(3)Represents a single-tenant project that expands the existing Campus Point by Alexandria Megacampus, where we currently have a 55% interest. The project is fully leased to a longtime multinational pharmaceutical tenant that currently occupies two buildings on the Megacampus: one building aggregating 52,620 RSF and another building aggregating 52,853 RSF. These buildings generated annual rental revenue of $7.5 million as of September 30, 2025. At the beginning of 2026, the tenant will vacate the 52,620 RSF building, and during 2028, the tenant will vacate the 52,853 RSF building. We expect to fund the majority of future construction costs at the Megacampus until our ownership interest increases from 55% to 75%, after which future capital would be contributed pro rata with our joint venture partner.

New Class A/A+ development and redevelopment properties: current projects (continued)

	Our Ownership Interest	At 100%						Unlevered Yields
Property/Market/Submarket		In Service	CIP	Cost to Complete		Total at Completion		Initial Stabilized	Initial Stabilized (Cash Basis)

Under construction
2025 and 2026 stabilization with 80% leased/negotiating
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	100%	$154,608	$210,017	$79,375		$444,000		6.0%	6.8%
4135 Campus Point Court/San Diego/University Town Center	55.0%	—	412,619	111,381		524,000		9.0%	6.2%
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	50.0%	25,573	217,841	77,586		321,000		5.5%	5.7%
8800 Technology Forest Place/Texas/Greater Houston	100%	60,480	46,526	4,994		112,000		6.3%	6.0%
Canada	100%	95,750	14,671	4,579		115,000		6.0%	6.0%
		336,411	901,674

2027 and beyond stabilization(1)
One Hampshire Street/Greater Boston/Cambridge	100%	—	173,897	TBD
311 Arsenal Street/Greater Boston/Cambridge/Inner Suburbs	100%	21,756	298,829
421 Park Drive/Greater Boston/Fenway	100%	—	561,633
401 Park Drive/Greater Boston/Fenway	100%	—	174,402
40, 50, and 60 Sylvan Road/Greater Boston/Route 128	100%	—	511,925
Other/Greater Boston	100%	—	160,950
1450 Owens Street/San Francisco Bay Area/Mission Bay	25.0%	—	245,677
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco	50.0%	116,744	232,429	137,827		487,000		5.0%	5.1%
269 East Grand Avenue/San Francisco Bay Area/South San Francisco	100%	—	109,065	TBD
701 Dexter Avenue North/Seattle/Lake Union	100%	—	293,922
		138,500	2,762,729
		474,911	3,664,403
100% Pre-leased committed near-term project expected to commence construction in the next year
Campus Point by Alexandria/San Diego/University Town Center(2)	55.0%	—	60,398	599,602		660,000		7.3%	6.5%
Total		$474,911	$3,724,801	$2,670,000	(3)	$6,870,000	(3)

Our share of investment(3)(4)		$410,000	$3,100,000	$2,180,000		$5,690,000
Refer to “Initial stabilized yield (unlevered)” under “Definitions and reconciliations” in Item 2 for additional information.
(1)We expect to provide total estimated costs and related yields for each project with estimated stabilization in 2027 and beyond over the next several quarters.
(2)Refer to footnote 3 on the prior page for additional details.
(3)Represents dollar amount rounded to the nearest $10 million and includes preliminary estimated amounts for projects listed as TBD.
(4)Represents our share of investment based on our ownership percentage upon completion of development or redevelopment projects.

New Class A/A+ development and redevelopment properties: summary of pipeline
76% of Our Total Development and Redevelopment Pipeline RSF
Is Within Our Megacampus™ Ecosystems
The following table summarizes the key information for all our development and redevelopment projects in North America as of September 30, 2025 (dollars in thousands):

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment			Total(1)
			Under Construction	Committed Near Term	Future

Greater Boston
Megacampus: Alexandria Center® at One Kendall Square/Cambridge	100%	$173,897	104,956	—	—	104,956
One Hampshire Street
Megacampus: The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	311,016	333,758	—	34,157	367,915
311 Arsenal Street
Megacampus: 480 Arsenal Way and 446, 458, and 500 Arsenal Street, and 99 Coolidge Avenue/Cambridge/Inner Suburbs	100%	233,479	191,396	—	560,000	751,396
446, 458, and 500 Arsenal Street, and 99 Coolidge Avenue
Megacampus: Alexandria Center® for Life Science – Fenway/Fenway	100%	736,035	529,686	—	—	529,686
401 and 421 Park Drive
Megacampus: Alexandria Center® for Life Science – Waltham/Route 128	100%	576,242	596,064	—	515,000	1,111,064
40, 50, and 60 Sylvan Road, and 35 Gatehouse Drive
Megacampus: Alexandria Center® at Kendall Square/Cambridge	100%	212,439	—	—	174,500	174,500
100 Edwin H. Land Boulevard
Megacampus: Alexandria Technology Square®/Cambridge	100%	8,449	—	—	100,000	100,000
Megacampus: 285, 299, 307, and 345 Dorchester Avenue/Seaport Innovation District	60.0%	295,345	—	—	1,040,000	1,040,000
10 Necco Street/Seaport Innovation District	100%	106,373	—	—	175,000	175,000
215 Presidential Way/Route 128	100%	6,816	—	—	112,000	112,000
Other development and redevelopment projects	100%	379,674	453,869	—	1,348,541	1,802,410
		$3,039,765	2,209,729	—	4,059,198	6,268,927
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

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment			Total(1)
			Under Construction	Committed Near Term	Future

San Francisco Bay Area
Megacampus: Alexandria Center® for Science and Technology – Mission Bay/Mission Bay	25.0%	$245,677	212,796	—	—	212,796
1450 Owens Street
Megacampus: Alexandria Technology Center® – Gateway/South San Francisco	50.0%	259,005	237,684	—	291,000	528,684
651 Gateway Boulevard
Megacampus: Alexandria Center® for Advanced Technologies – South San Francisco/South San Francisco	100%	115,720	107,250	—	90,000	197,250
211(2) and 269 East Grand Avenue
Megacampus: Alexandria Center® for Advanced Technologies – Tanforan/South San Francisco	100%	429,101	—	—	1,930,000	1,930,000
1122, 1150, and 1178 El Camino Real
Alexandria Center® for Life Science – Millbrae/South San Francisco	48.5%	158,718	—	—	348,401	348,401
201 and 231 Adrian Road and 30 Rollins Road
Megacampus: Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%	479,347	—	—	1,497,830	1,497,830
960 Industrial Road, 987 and 1075 Commercial Street, and 888 Bransten Road
3825 and 3875 Fabian Way/Greater Stanford	100%	164,226	—	—	478,000	478,000
2100, 2200, 2300, and 2400 Geng Road/Greater Stanford	100%	81,552	—	—	240,000	240,000
Megacampus: 88 Bluxome Street/SoMa	100%	418,909	—	—	1,070,925	1,070,925
		$2,352,255	557,730	—	5,946,156	6,503,886
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

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest		Book Value	Square Footage
				Development and Redevelopment			Total(1)
				Under Construction	Committed Near Term	Future

San Diego
Megacampus: Campus Point by Alexandria/University Town Center	55.0%	(3)	$620,470	426,927	466,598	500,859	1,394,384
10010(2), 10140(2), 10210, and 10260 Campus Point Drive and 4135, 4161, 4165, and 4224 Campus Point Court
Megacampus: SD Tech by Alexandria/Sorrento Mesa	50.0%		414,636	221,589	—	493,845	715,434
9805 Scranton Road and 10075 Barnes Canyon Road
11255 and 11355 North Torrey Pines Road/Torrey Pines	100%		158,326	—	—	215,000	215,000
Megacampus: One Alexandria Square/Torrey Pines	100%		64,545	—	—	125,280	125,280
10975 and 10995 Torreyana Road
Megacampus: 5200 Illumina Way/University Town Center	51.0%		17,536	—	—	451,832	451,832
9625 Towne Centre Drive/University Town Center	30.0%		837	—	—	100,000	100,000
Megacampus: Sequence District by Alexandria/Sorrento Mesa	100%		48,303	—	—	1,661,915	1,661,915
6290, 6310, 6340, 6350, and 6450 Sequence Drive
4075 Sorrento Valley Boulevard/Sorrento Valley	100%		28,167	—	—	144,000	144,000
Other development and redevelopment projects	(4)		78,036	—	—	475,000	475,000
			1,430,856	648,516	466,598	4,167,731	5,282,845
Seattle
Megacampus: Alexandria Center® for Advanced Technologies – South Lake Union/ Lake Union	(5)		584,896	227,577	—	1,057,400	1,284,977
601 and 701 Dexter Avenue North and 800 Mercer Street
1010 4th Avenue South/SoDo	100%		62,116	—	—	544,825	544,825
410 West Harrison Street/Elliott Bay	100%		—	—	—	91,000	91,000
Megacampus: Alexandria Center® for Advanced Technologies – Canyon Park/Bothell	100%		19,739	—	—	230,000	230,000
21660 20th Avenue Southeast
Other development and redevelopment projects	100%		151,672	—	—	706,087	706,087
			$818,423	227,577	—	2,629,312	2,856,889
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
(3)The noncontrolling interest share of our joint venture partner is anticipated to decrease to 25%, as we expect to fund the majority of future construction costs at the campus until our ownership interest increases from 55% to 75%, after which future capital would be contributed pro rata with our partner.
(4)Includes a property in which we own a partial interest through a real estate joint venture.
(5)We have a 100% interest in 601 and 701 Dexter Avenue North aggregating 415,977 RSF and a 60% interest in the future development project at 800 Mercer Street aggregating 869,000 RSF.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment				Total(1)
			Under Construction	Committed Near Term	Future

Maryland
Megacampus: Alexandria Center® for Life Science – Shady Grove/Rockville	100%	$25,629	—	—	296,000		296,000
9830 Darnestown Road
		25,629	—	—	296,000		296,000
Research Triangle
Megacampus: Alexandria Center® for Life Science – Durham/Research Triangle	100%	163,894	—	—	2,060,000		2,060,000
Megacampus: Alexandria Center® for Advanced Technologies and AgTech – Research Triangle/Research Triangle	100%	111,537	—	—	1,170,000		1,170,000
4 and 12 Davis Drive
Megacampus: Alexandria Center® for NextGen Medicines/Research Triangle	100%	113,456	—	—	1,055,000		1,055,000
3029 East Cornwallis Road
Megacampus: Alexandria Center® for Sustainable Technologies/Research Triangle	100%	55,732	—	—	750,000		750,000
120 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive
100 Capitola Drive/Research Triangle	100%	—	—	—	65,965		65,965
Other development and redevelopment projects	100%	4,185	—	—	76,262		76,262
		448,804	—	—	5,177,227		5,177,227
New York City
Megacampus: Alexandria Center® for Life Science – New York City/New York City	100%	175,666	—	—	550,000	(2)	550,000
		$175,666	—	—	550,000		550,000
Refer to “Megacampus” under “Definitions and reconciliations” in Item 2 for additional information.
(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes the RSF of buildings currently in operation at properties that also have inherent future development or redevelopment opportunities. Upon expiration of existing in-place leases, we have the intent to demolish or redevelop the existing property. Refer to “Investments in real estate” under “Definitions and reconciliations” for additional information, including development and redevelopment square feet currently included in rental properties.
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
Information for additional details.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment			Total(1)
				Under Construction	Committed Near Term	Future

Texas
Alexandria Center® for Advanced Technologies at The Woodlands/Greater Houston	100%	$49,575		73,298	—	116,405	189,703
8800 Technology Forest Place
1001 Trinity Street and 1020 Red River Street/Austin	100%	133,684		—	—	250,010	250,010
Other development and redevelopment projects	100%	59,432		—	—	344,000	344,000
		242,691		73,298	—	710,415	783,713

Canada	100%	14,671		56,314	—	371,743	428,057
Other development and redevelopment projects	100%	47,504		—	—	350,000	350,000
Total pipeline as of September 30, 2025, excluding properties held for sale		8,596,264		3,773,164	466,598	24,257,782	28,497,544
Properties held for sale		112,681		—	—	939,756	939,756
Total pipeline as of September 30, 2025		$8,708,945	(2)	3,773,164	466,598	25,197,538	29,437,300
Refer to “Megacampus” under “Definitions and reconciliations” in Item 2 for additional information.
(1)Total square footage includes 2,135,074 RSF of buildings currently in operation that we expect to demolish or redevelop and commence future construction subject to market conditions and leasing. Refer to “Investments in real estate”
under “Definitions and reconciliations” in Item 2 for additional information, including development and redevelopment square feet currently included in rental properties.
(2)Includes $3.7 billion of projects that are currently under construction and one 100% pre-leased committed near-term project expected to commence vertical construction in 2026.

Results of operations
We present a tabular comparison of items, whether gain or loss, that may facilitate a high-level understanding of our results and provide context for the disclosures included in our annual report on Form 10-K for the year ended December 31, 2024 and our subsequent quarterly reports on Form 10-Q. We believe that such tabular presentation promotes a better understanding for investors of the corporate-level decisions made and activities performed that significantly affect comparison of our operating results from period to period. We also believe that this tabular presentation will supplement for investors an understanding of our disclosures and real estate operating results. Gains or losses on sales of real estate and impairments of real estate are related to corporate-level decisions to dispose of real estate. Gains or losses on early extinguishment of debt are related to corporate-level financing decisions focused on our capital structure strategy. Significant realized and unrealized gains or losses on non-real estate investments, impairments of real estate and non-real estate investments, and acceleration of stock compensation expense due to the resignations of executive officers are not related to the operating performance of our real estate assets as they result from strategic, corporate-level non-real estate investment decisions and external market conditions. Impairments of non-real estate investments and changes in provision for expected credit losses on financial instruments are not related to the operating performance of our real estate as they represent the write-down of non-
real estate investments when their fair values decrease below their respective carrying values due to changes in general market or other conditions outside of our control. Significant items, whether a gain or loss, included in the tabular disclosure for current periods are described in further detail in Item 2. Key items included in net income attributable to Alexandria’s common stockholders for the three and nine months ended September 30, 2025 and 2024 and the related per share amounts were as follows (in millions, except per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	Amount		Per Share – Diluted		Amount		Per Share – Diluted
Unrealized gains (losses) on non-real estate investments	$18.5	$2.6	$0.11	$0.02	$(71.6)	$(32.5)	$(0.42)	$(0.19)
Gain on sales of real estate	9.4	27.1	0.06	0.16	22.5	27.5	0.13	0.16
Impairment of non-real estate investments	(25.1)	(10.3)	(0.15)	(0.06)	(75.5)	(37.8)	(0.45)	(0.22)
Impairment of real estate	(323.9)	(5.7)	(1.90)	(0.03)	(485.6)	(36.5)	(2.85)	(0.22)
Loss on early extinguishment of debt	(0.1)	—	—	—	(0.1)	—	—	—
Increase in provision for expected credit losses on financial instruments	—	—	—	—	(0.3)	—	—	—
Total	$(321.2)	$13.7	$(1.88)	$0.09	$(610.6)	$(79.3)	$(3.59)	$(0.47)

Refer to Note 3 – “Investments in real estate,” Note 5 – “Leases,” Note 7 – “Investments,” and Note 8 – “Other assets” to our unaudited consolidated financial statements in Item 1 for additional information.

Same properties
We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as “Same Properties.” For additional information on the determination of our Same Properties portfolio, refer to
“Same property comparisons” under “Definitions and reconciliations” in Item 2. The following table reconciles the number of Same
Properties to total properties for the nine months ended September 30, 2025:

Development – under construction	Properties
99 Coolidge Avenue	1
1450 Owens Street	1
10075 Barnes Canyon Road	1
421 Park Drive	1
4135 Campus Point Court	1
701 Dexter Avenue North	1
6
Development – placed into service after January 1, 2024	Properties
9810 Darnestown Road	1
9820 Darnestown Road	1
1150 Eastlake Avenue East	1
4155 Campus Point Court	1
201 Brookline Avenue	1
9808 Medical Center Drive	1
230 Harriet Tubman Way	1
500 North Beacon Street and 4 Kingsbury Avenue	2
10935, 10945, and 10955 Alexandria Way	3
12
Redevelopment – under construction	Properties
40, 50, and 60 Sylvan Road	3
269 East Grand Avenue	1
651 Gateway Boulevard	1
401 Park Drive	1
8800 Technology Forest Place	1
311 Arsenal Street	1
One Hampshire Street	1
Canada	4
Other	2
15

Redevelopment – placed into service after January 1, 2024	Properties
840 Winter Street	1
Alexandria Center® for Advanced Technologies – Monte Villa Parkway	6
7
Acquisitions after January 1, 2024	Properties
Other	3
3
Unconsolidated real estate JVs	4
Properties held for sale	14
Total properties excluded from Same Properties	61
Same Properties	314
Total properties in North America as of September 30, 2025	375

The following table presents information regarding our Same Properties for the three and nine months ended September 30,
2025:

	September 30, 2025
	Three Months Ended	Nine Months Ended
Percentage change in net operating income over comparable period from prior year(1)	(6.0)%	(3.1)%
Percentage change in net operating income (cash basis) over comparable period from prior year(1)	(3.1%)	3.0%	(2)
Operating margin	67%	68%
Number of Same Properties	316	314
RSF	31,953,032	31,739,397
Occupancy – current-period average	91.4%	92.6%
Occupancy – same-period prior-year average	94.8%	94.6%
(1)Reflects previously disclosed lease expirations aggregating 768,080 RSF that became vacant during the three months ended March 31, 2025, as presented under
“Summary of occupancy percentages in North America” in Item 2. As of September 30, 2025, 338,780 RSF of this vacant space met the criteria for classification as held for sale and has been excluded from our same property results. The remaining 429,300 RSF is included in our same property results for the three and nine months ended September 30, 2025. Excluding the impact of this vacant 429,300 RSF, same property net operating income changes for the three and nine months ended
September 30, 2025 would have been (4.2)% and (1.3)% (cash basis), and (1.9)% and 4.2% (cash basis), respectively.
(2)Includes the impact of initial free rent concessions that burned off after January 1, 2024 for development and redevelopment projects that were placed into service in
2023 and accordingly are part of our same property pool for the nine months ended September 30, 2025, including at 325 Binney Street in our Cambridge submarket, 15
Necco Street in our Seaport Innovation District submarket, and 751 Gateway Boulevard in our South San Francisco submarket. Excluding the impact of these initial free rent concessions, same property net operating income changes (cash basis) for the nine months ended September 30, 2025 would have been (0.3)%.

The charts below present our reported same property results (“As reported”), which reflect the operating performance of all consolidated properties that were fully operational throughout the comparative quarterly periods presented. To provide additional insight and a retrospective view of the performance of our ongoing operating portfolio, the charts also present an alternative calculation of our same property performance, using the 3Q25 same property pool (“3Q25 same properties”) for each period presented. We believe this alternative presentation provides a useful operating trend primarily by removing properties expected to be sold.
Same Property – Net Operating Income

Percentage Change in Same Property Performance – Net Operating Income	Three Months Ended
	March 31, 2025	June 30, 2025	September 30, 2025
As reported	(3.1)%	(5.4)%	(6.0)%
3Q25 same properties	0.3%	(2.5)%	(6.0)%
Same Property – Net Operating Income (Cash Basis)

Percentage Change in Same Property Performance – Net Operating Income (Cash Basis)	Three Months Ended
	March 31, 2025	June 30, 2025	September 30, 2025
As reported	5.1%	2.0%	(3.1)%
3Q25 same properties	8.0%	5.6%	(3.1)%

Comparison of results for the three months ended September 30, 2025 to the three months ended September 30, 2024
The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same
Properties for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 (dollars in thousands). Refer to “Definitions and reconciliations” in Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Income from rentals:
Same Properties	$430,646	$451,763	$(21,117)	(4.7)%
Non-Same Properties	110,424	127,806	(17,382)	(13.6)
Rental revenues	541,070	579,569	(38,499)	(6.6)

Same Properties	167,933	165,579	2,354	1.4
Non-Same Properties	26,846	30,596	(3,750)	(12.3)
Tenant recoveries	194,779	196,175	(1,396)	(0.7)

Income from rentals	735,849	775,744	(39,895)	(5.1)

Same Properties	352	386	(34)	(8.8)
Non-Same Properties	15,743	15,477	266	1.7
Other income	16,095	15,863	232	1.5

Same Properties	598,931	617,728	(18,797)	(3.0)
Non-Same Properties	153,013	173,879	(20,866)	(12.0)
Total revenues	751,944	791,607	(39,663)	(5.0)

Same Properties	199,051	192,229	6,822	3.5
Non-Same Properties	40,183	41,036	(853)	(2.1)
Rental operations	239,234	233,265	5,969	2.6

Same Properties	399,880	425,499	(25,619)	(6.0)
Non-Same Properties	112,830	132,843	(20,013)	(15.1)
Net operating income	$512,710	$558,342	$(45,632)	(8.2)%	(1)

Net operating income – Same Properties	$399,880	$425,499	$(25,619)	(6.0)%
Straight-line rent revenue	(8,019)	(21,594)	13,575	(62.9)
Amortization of acquired below-market leases and deferred revenue related to tenant-funded and -built landlord improvements	(8,167)	(7,739)	(428)	5.5
Net operating income – Same Properties (cash basis)	$383,694	$396,166	$(12,472)	(3.1%)
(1)Decrease in total net operating income includes the impact of operating properties disposed of after January 1, 2024. Excluding these dispositions, net operating income for the three months ended September 30, 2025 would have decreased by 3.7% over the corresponding period in 2024.

Income from rentals
Total income from rentals for the three months ended September 30, 2025 decreased by $39.9 million, or 5.1%, to
$735.8 million, compared to $775.7 million for the three months ended September 30, 2024, due to a decrease in rental revenues, as discussed below.
Rental revenues
Total rental revenues for the three months ended September 30, 2025 decreased by $38.5 million, or 6.6%, to $541.1 million, compared to $579.6 million for the three months ended September 30, 2024. The decrease was partially related to dispositions of real estate assets within our Non-Same Properties since July 1, 2024. The decrease also reflects a $4.4 million write-off of a deferred rent balance related to one tenant at a non-same property in our Seattle market, recognized upon our determination during the three months ended September 2025 that the collectibility of future payments was not probable.
Same Properties’ rental revenues for the three months ended September 30, 2025 decreased by $21.1 million, or 4.7%, to
$430.6 million, compared to $451.8 million for the three months ended September 30, 2024. This decrease is primarily attributable to a decrease in Same Properties’ average occupancy to 91.4% for the three months ended September 30, 2025 from 94.8% for the three months ended September 30, 2024, including the impact of the following lease expirations in the first quarter of 2025 that remained vacant during the three months ended September 30, 2025: (i) 182,054 RSF at the Alexandria Technology Square® Megacampus in our
Cambridge submarket (of which 89,222 RSF had been leased as of September 30, 2025, with expected occupancy commencing after
September 30, 2025) and (ii) two properties aggregating 247,246 RSF in our Austin submarket (of which 102,930 RSF had been leased as of September 30, 2025, with expected occupancy commencing after September 30, 2025).
Tenant recoveries
Tenant recoveries for the three months ended September 30, 2025 decreased by $1.4 million, or 0.7%, to $194.8 million, compared to $196.2 million for the three months ended September 30, 2024, primarily in connection with dispositions of real estate assets within our Non-Same Properties since July 1, 2024.
The decrease in Non-Same Properties tenant recoveries was partially offset by the increase of $2.4 million, or 1.4%, to
$167.9 million in Same Properties’ tenant recoveries for the three months ended September 30, 2025, compared to $165.6 million for the three months ended September 30, 2024. This increase was primarily due to the $6.0 million increase in operating expenses during the three months ended September 30, 2025, as discussed under “Rental operations” below. As of September 30, 2025, 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. This increase was partially offset by a decrease in Same Properties’ tenant recoveries resulting from a decrease in Same Properties’ average occupancy to 91.4% for the three months ended September 30, 2025 from 94.8% for the three months ended September 30, 2024.
Rental operations
Total rental operating expenses for the three months ended September 30, 2025 increased by $6.0 million, or 2.6%, to
$239.2 million, compared to $233.3 million for the three months ended September 30, 2024. The increase was primarily due to higher rental operating expenses related to our Same Properties, as discussed below, partially offset by the decrease in Non-Same Properties’
rental operating expenses of $0.9 million primarily as a result of real estate dispositions since July 1, 2024.
Same Properties’ rental operating expenses increased by $6.8 million, or 3.5%, to $199.1 million during the three months ended September 30, 2025, compared to $192.2 million for the three months ended September 30, 2024, primarily as the result of increases in (i) utilities expenses and engineering, security, janitorial, and other operating contractual costs aggregating $5.4 million, primarily due to increased tenant operations at certain properties delivered in 2023, and (ii) property taxes aggregating $2.0 million, primarily due to new developments in the Greater Boston and San Francisco Bay Area markets delivered in 2023, with property taxes based on these properties’ higher assessed values becoming effective subsequent to July 1, 2024.
Depreciation and amortization
Depreciation and amortization expense for the three months ended September 30, 2025 increased by $46.2 million, or 15.7%, to $340.2 million, compared to $294.0 million for the three months ended September 30, 2024. The increase primarily relates to (i) the change in useful lives of certain buildings, (ii) 1.6 million RSF of development and redevelopment projects placed into service subsequent to July 1, 2024, and (iii) two operating properties aggregating 383,360 RSF acquired subsequent to July 1, 2024.

Impairment of real estate
During the three months ended September 30, 2025, we recognized impairment charges aggregating $323.9 million, which primarily included the following:
•Impairment charge of $206.2 million was recognized to reduce the carrying amount of a non-Megacampus property aggregating 179,100 RSF in Long Island City, a non-core location within our New York City submarket, to its estimated fair value less costs to sell of approximately $31.1 million upon meeting the criteria for classification as held for sale. This property met the held for sale criteria in September 2025, when we committed to dispose of it following our reevaluation of its alignment with our Megacampus strategy and decided to allocate sales proceeds toward other projects with higher value-creation opportunities. As of September 30, 2025, the property is 52% occupied. We expect to complete the sale of this property within the next 12 months.
•Impairment charge of $43.4 million was recognized to reduce the carrying amount of a retail shopping center aggregating
249,275 RSF with a future development opportunity aggregating 281,592 SF in our Cambridge/Inner Suburbs submarket of Greater Boston to its estimated fair value less costs to sell of approximately $96.3 million upon meeting the criteria for classification as held for sale.This property met the held for sale criteria in September 2025 upon our commitment to dispose of this asset and allocate sales proceeds toward other projects with higher value-creation opportunities and our obtaining of all required approvals to sell. In October 2025, we completed the sale of this asset, with no gain or loss recognized upon sale.
•Impairment charge of $31.8 million was recognized to reduce the carrying amount of one vacant property aggregating
104,531 RSF in the Research Triangle market to its estimated fair value less costs to sell of approximately $1.2 million upon meeting the criteria for classification as held for sale in September 2025. The held for sale criteria were met upon our decision to sell this asset, due to its noncontiguous location relative to most other properties on the Alexandria Center®
for Sustainable Technologies Megacampus, and to allocate the sales proceeds, and other capital necessary to lease the property, toward other projects with greater value-creation opportunities. We expect to complete the sale within the next
12 months.
•Impairment charge of $27.8 million was recognized to reduce the carrying amounts of land parcels aggregating 154,308
SF on a non-Megacampus in our Sorrento Mesa submarket of San Diego to their estimated fair values less costs to sell of approximately $13.9 million upon meeting the criteria for classification as held for sale in September 2025. These assets met the criteria for classification as held for sale upon our reevaluation of their alignment with our Megacampus strategy and our decision to reallocate capital toward our other projects with greater value-creation opportunities. We expect to complete the sale of these assets within the next 12 months.
During the three months ended September 30, 2024, we recognized real estate impairment charges aggregating $5.7 million to adjust the carrying amount of one property in Canada that continued to meet the held-for-sale classification to the sales price under negotiation with a potential buyer less costs to sell.
General and administrative expenses
General and administrative expenses for the three months ended September 30, 2025 decreased by $14.7 million, or 33.5%, to $29.2 million, compared to $43.9 million for the three months ended September 30, 2024, primarily due to cost-control and efficiency initiatives implemented since 2024, including reduction in headcount, restructuring of compensation plans, systems upgrades, and process improvements. As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended September 30, 2025 and 2024 were 5.7% and 8.9%, respectively.
Interest expense
Interest expense for the three months ended September 30, 2025 and 2024 consisted of the following (dollars in thousands):

	Three Months Ended September 30,
Component	2025	2024	Change
Gross interest	$140,943	$130,046	$10,897
Capitalized interest	(86,091)	(86,496)	405
Interest expense	$54,852	$43,550	$11,302

Average debt balance outstanding(1)	$13,512,336	$12,694,260	$818,076
Weighted-average annual interest rate(2)	4.2%	4.1%	0.1%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the three months ended September 30, 2025, compared to the three months ended
September 30, 2024, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$550 million of unsecured senior notes payable due 2035	5.66%	February 2025	$7,590
Higher average outstanding balances under commercial paper program and/or unsecured senior line of credit			10,100
Other increase in interest			356
Total increases			18,046
Decreases in interest incurred due to:
Repayments of debt:
$600 million of unsecured senior notes payable due 2025	3.62%	April 2025	(5,218)
Secured notes payable	7.18%	August 2025	(1,931)
Total decreases			(7,149)
Change in gross interest			10,897
Decrease in capitalized interest			405
Total change in interest expense			$11,302
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
Investment income (loss)
During the three months ended September 30, 2025, we recognized investment income aggregating $28.2 million, which consisted of $34.8 million of realized gains, $18.5 million of unrealized gains, and $25.1 million of impairment charges.
During the three months ended September 30, 2024, we recognized investment income aggregating $15.2 million, which consisted of $23.0 million of realized gains, $2.6 million of unrealized gains, and $10.3 million of impairment charges.
For additional information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements in Item 1. For our impairments accounting policy, refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1.
Gain on sales of real estate
During the three months ended September 30, 2025, we recognized a $9.4 million gain related to the disposition of our controlling interest in a consolidated joint venture that owns Pacific Technology Park in our Sorrento Mesa submarket. For additional information, refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1.
During the three months ended September 30, 2024, we recognized $27.1 million of gains primarily related the disposition of
1165 Eastlake Avenue East in our Lake Union submarket.
The gains were classified in gain on sales of real estate within our consolidated statement of operations for the three months ended September 30, 2025 and 2024, respectively.
Other comprehensive (loss) income
Other comprehensive income (loss) primarily comprised unrealized foreign currency translation gains or losses related to our operations in Canada. Total other comprehensive loss for the three months ended September 30, 2025 aggregating $4.8 million included $7.8 million of cumulative translation loss related to our operations in Canada, resulting from the CAD’s weakening against the
USD during this period. This loss was partially offset by $3.0 million of unrealized gains related to the change in the fair value of our cross-currency swap agreements, resulting from the CAD’s weakening since the execution of these agreements on July 29, 2025 through September 30, 2025. Refer to Note 11 – “Hedge Agreements” to our unaudited consolidated financial statements in Item 1 for additional information.
Total other comprehensive income of $5.2 million for the three months ended September 30, 2024 is primarily due to unrealized foreign currency translation gains related to our operations in Canada.

Comparison of results for the nine months ended September 30, 2025 to the nine months ended September 30, 2024
The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same
Properties for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 (dollars in thousands). Refer to “Definitions and reconciliations” in Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Income from rentals:
Same Properties	$1,330,669	$1,353,855	$(23,186)	(1.7%)
Non-Same Properties	315,890	383,949	(68,059)	(17.7)
Rental revenues	1,646,559	1,737,804	(91,245)	(5.3)

Same Properties	492,718	460,690	32,028	7.0
Non-Same Properties	77,026	87,963	(10,937)	(12.4)
Tenant recoveries	569,744	548,653	21,091	3.8

Income from rentals	2,216,303	2,286,457	(70,154)	(3.1)

Same Properties	1,127	1,058	69	6.5
Non-Same Properties	54,712	39,934	14,778	37.0
Other income	55,839	40,992	14,847	36.2

Same Properties	1,824,514	1,815,603	8,911	0.5
Non-Same Properties	447,628	511,846	(64,218)	(12.5)
Total revenues	2,272,142	2,327,449	(55,307)	(2.4)

Same Properties	587,333	539,271	48,062	8.9
Non-Same Properties	102,729	129,562	(26,833)	(20.7)
Rental operations	690,062	668,833	21,229	3.2

Same Properties	1,237,181	1,276,332	(39,151)	(3.1)
Non-Same Properties	344,899	382,284	(37,385)	(9.8)
Net operating income	$1,582,080	$1,658,616	$(76,536)	(4.6%)	(1)

Net operating income – Same Properties	$1,237,181	$1,276,332	$(39,151)	(3.1%)
Straight-line rent revenue	(19,703)	(96,437)	76,734	(79.6)
Amortization of acquired below-market leases and deferred revenue related to tenant-funded and -built landlord improvements	(26,385)	(24,055)	(2,330)	9.7
Net operating income – Same Properties (cash basis)	$1,191,093	$1,155,840	$35,253	3.0%
(1)Decrease in total net operating income includes the impact of operating properties disposed of after January 1, 2024. Excluding these dispositions, net operating income for the nine months ended September 30, 2025 would have increased by 0.8% over the corresponding period in 2024.

Income from rentals
Total income from rentals for the nine months ended September 30, 2025 decreased by $70.2 million, or 3.1%, to $2.22 billion, compared to $2.29 billion for the nine months ended September 30, 2024, due to a decrease in rental revenues, partially offset by an increase in tenant recoveries, as discussed below.
Rental revenues
Total rental revenues for the nine months ended September 30, 2025 decreased by $91.2 million, or 5.3%, to $1.6 billion, compared to $1.7 billion for the nine months ended September 30, 2024. The decrease was primarily related to dispositions of real estate assets within our Non-Same Properties since January 1, 2024. The decrease also reflects a $4.4 million write-off of a deferred rent balance related to one tenant at a non-same property in our Seattle market, recognized upon our determination during the three months ended September 2025 that the collectibility of future payments was not probable.
Same Properties’ rental revenues for the nine months ended September 30, 2025 decreased by $23.2 million, or 1.7%, to
$1.3 billion, compared to $1.4 billion for the nine months ended September 30, 2024. This decrease was primarily attributable to a decrease in Same Properties’ average occupancy to 92.6% for the nine months ended September 30, 2025 from 94.6% for the nine months ended September 30, 2024, including the impact of the following lease expirations in the first quarter of 2025 that were vacant during the nine months ended September 30, 2025: (i) 182,054 RSF at the Alexandria Technology Square® Megacampus in our
Cambridge submarket (of which 89,222 RSF had been leased as of September 30, 2025, with expected occupancy commencing after
September 30, 2025) and (ii) two properties aggregating 247,246 RSF in our Austin submarket (of which 102,930 RSF had been leased as of September 30, 2025, with expected occupancy commencing after September 30, 2025).
Tenant recoveries
Tenant recoveries for the nine months ended September 30, 2025 increased by $21.1 million, or 3.8%, to $569.7 million, compared to $548.7 million for the nine months ended September 30, 2024, primarily in connection with Same Properties.
Same Properties’ tenant recoveries for the nine months ended September 30, 2025 increased by $32.0 million, or 7.0%, to
$492.7 million, compared to $460.7 million for the nine months ended September 30, 2024, primarily due to the $48.1 million increase in the operating expenses during the nine months ended September 30, 2025, as discussed under “Rental operations” below. As of
September 30, 2025, 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses
(including increases thereto) in addition to base rent. This increase was partially offset by a decrease in Same Properties’ tenant recoveries resulting from a decrease in Same Properties’ average occupancy to 92.6% for the nine months ended September 30, 2025 from 94.6% for the nine months ended September 30, 2024.
Other income
Other income for the nine months ended September 30, 2025 increased by $14.8 million, or 36.2%, to $55.8 million, compared to $41.0 million for the nine months ended September 30, 2024. Other income represented approximately 2.5% and 1.8% of total revenues during each respective period and primarily consisted of interest income and management fee income during both periods.
Rental operations
Total rental operating expenses for the nine months ended September 30, 2025 increased by $21.2 million, or 3.2%, to
$690.1 million, compared to $668.8 million for the nine months ended September 30, 2024. The increase was primarily due to incremental expenses related to our Same Properties’ rental operating expenses as discussed below, partially offset by the decrease in
Non-Same Properties’ rental operating expenses of $26.8 million primarily as a result of dispositions of real estate assets since January
1, 2024.
Same Properties’ rental operating expenses increased by $48.1 million, or 8.9%, to $587.3 million during the nine months ended September 30, 2025, compared to $539.3 million for the nine months ended September 30, 2024, primarily as the result of the increase in (i) utilities expenses and contractual costs aggregating $21.6 million primarily due to higher consumption related to certain tenants’ increased operations, and higher electricity and HVAC contract services rates in our San Diego market; (ii) property taxes aggregating $10.0 million primarily due to new developments in the Greater Boston and San Francisco Bay Area markets delivered in
2023, with property taxes based on these properties’ higher assessed values becoming effective subsequent to July 1, 2024, and (iii)
repair and maintenance expenses aggregating $8.3 million primarily due to a more severe winter in 2025 compared to 2024 in the
Greater Boston market.

Depreciation and amortization
Depreciation and amortization expense for the nine months ended September 30, 2025 increased by $156.1 million, or 17.9%, to $1.03 billion, compared to $872.3 million for the nine months ended September 30, 2024, primarily as a result of (i) the change in useful lives of certain buildings, (ii) 3.2 million RSF of development and redevelopment projects placed into service subsequent to
January 1, 2024, and (iii) three operating properties aggregating 401,560 RSF acquired subsequent to January 1, 2024.
Impairment of real estate
During the nine months ended September 30, 2025, we recognized impairment charges aggregating $485.6 million, classified in impairment of real estate in our consolidated statement of operations, primarily related to the following assets:
•Impairment charge of $206.2 million was recognized to reduce the carrying amount of a non-Megacampus property aggregating 179,100 RSF in Long Island City, a non-core location within our New York City submarket, to its estimated fair value less costs to sell of approximately $31.1 million upon meeting the criteria for classification as held for sale. This property met the held for sale criteria in September 2025, when we committed to dispose of it following our reevaluation of its alignment with our Megacampus strategy and decided to allocate sales proceeds toward other projects with higher value-creation opportunities. As of September 30, 2025, the property is 52% occupied. We expect to complete the sale of this property within the next 12 months.
•Impairment charge of $43.4 million was recognized to reduce the carrying amount of a retail shopping center aggregating
249,275 RSF with a future development opportunity aggregating 281,592 SF in our Cambridge/Inner Suburbs submarket of
Greater Boston to its estimated fair value less costs to sell of approximately $96.3 million upon meeting the criteria for classification as held for sale.This property met the held for sale criteria in September 2025 upon our commitment to dispose of this asset and allocate sales proceeds toward other projects with higher value-creation opportunities and our obtaining of all required approvals to sell. In October 2025, we completed the sale of this asset, with no gain or loss recognized upon sale.
•Impairment charge of $47.3 million was recognized to reduce the carrying amount of land parcels aggregating 374,349 SF in a non-cluster/other market to its estimated fair value less costs to sell of approximately $28.9 million upon meeting the criteria for classification as held for sale. The held for sale criteria were met in June 2025 upon our decision to dispose of this asset. In
September 2025, we completed the sale, with no gain or loss recognized upon sale.
•Impairment charge of $42.8 million was recognized to reduce the carrying amount of an office property aggregating 182,276
RSF in Carlsbad, San Diego to its estimated fair value less costs to sell. This property met the criteria for classification as held for sale in April 2025 upon our commitment to sell, at which time we recognized an impairment of $35.4 million based on negotiations with a potential buyer at that time. In September 2025, we recognized an additional impairment charge of $7.3 million to adjust the asset’s carrying amount to the currently negotiated reduced sales price less costs to sell of approximately
$61.8 million. We expect to complete this sale within the next 12 months.
•Impairment charge of $32.2 million was recognized during the three months ended March 31, 2025 related to a ground lease entered into in 2021 for a future development opportunity in the San Francisco Bay Area market. Refer to “Lessee operating costs” in Note 5 – “Leases” to our unaudited consolidated financial statements in Item 1 for additional information.
•Impairment charge of $31.8 million was recognized to reduce the carrying amount of one vacant property aggregating 104,531
RSF in the Research Triangle market to its estimated fair value less costs to sell of approximately $1.2 million upon meeting the criteria for classification as held for sale in September 2025. The held for sale criteria were met upon our decision to sell this asset, due to its noncontiguous location relative to most other properties on the Alexandria Center® for Sustainable
Technologies Megacampus, and to allocate the sales proceeds, and other capital necessary to lease the property, toward other projects with greater value-creation opportunities. We expect to complete the sale within the next 12 months.
•Impairment charge of $27.8 million was recognized to reduce the carrying amounts of land parcels aggregating 154,308 SF on a non-Megacampus in our Sorrento Mesa submarket of San Diego to their estimated fair values less costs to sell of approximately $13.9 million upon meeting the criteria for classification as held for sale in September 2025. These assets met the criteria for classification as held for sale upon our reevaluation of their alignment with our Megacampus strategy and our decision to reallocate capital toward our other projects with greater value-creation opportunities. We expect to complete the sale of these assets within the next 12 months.
•Impairment charge of $17.3 million was recognized to reduce the carrying amounts of two operating properties aggregating
210,481 RSF in our Sorrento Mesa submarket of San Diego to their estimated fair values less costs to sell of approximately
$112.3 million, upon meeting the criteria for classification as held for sale. The held for sale criteria were met in June 2025 upon our commitment to dispose of these properties. In August 2025, we completed the sale of one of the properties aggregating 79,945 RSF for a sales price of $45.0 million, with no gain or loss recognized upon sale. We expect to complete the sale of the remaining property within the next 12 months.
During the nine months ended September 30, 2024, we recognized real estate impairment charges aggregating $36.5 million, which primarily consisted of pre-acquisition costs related to two potential acquisitions in the Greater Boston market that we decided to no longer proceed with as a result of the macroeconomic environment that negatively impacted the financial outlooks of these acquisitions, and a real estate impairment charge to adjust the carrying amount of one property in Canada that continued to meet the held-for-sale classification to the sales price under negotiation with a potential buyer less costs to sell.

General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2025 decreased by $46.6 million, or 34.4%, to
$89.0 million, compared to $135.6 million for the nine months ended September 30, 2024, primarily due to cost-control and efficiency initiatives implemented in since 2024, including reduction in headcount, restructuring of compensation plans, systems upgrades, and process improvements. As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended September 30, 2025 and 2024 were 5.7% and 8.9%, respectively.
Interest expense
Interest expense for the nine months ended September 30, 2025 and 2024 consisted of the following (dollars in thousands):

	Nine Months Ended September 30,
Component	2025	2024	Change
Gross interest	$409,603	$379,554	$30,049
Capitalized interest	(248,579)	(249,375)	796
Interest expense	$161,024	$130,179	$30,845

Average debt balance outstanding(1)	$13,200,441	$12,417,845	$782,596
Weighted-average annual interest rate(2)	4.1%	4.1%	—%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.
The net change in interest expense during the nine months ended September 30, 2025, compared to the nine months ended
September 30, 2024, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$550 million of unsecured senior notes payable due 2035	5.66%	February 2025	$19,227
$600 million of unsecured senior notes payable due 2054	5.71%	February 2024	4,127
$400 million of unsecured senior notes payable due 2036	5.38%	February 2024	2,576
Higher average outstanding balances under commercial paper program and/ or unsecured senior line of credit			13,197
Other increase in interest			1,476
Total increases			40,603
Decreases in interest incurred due to:
Repayments of debt:
$600 million of unsecured senior notes payable due 2025	3.62%	April 2025	(8,749)
Secured notes payable	7.18%	August 2025	(1,805)
Total decreases			(10,554)
Change in gross interest			30,049
Decrease in capitalized interest			796
Total change in interest expense			$30,845
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Investment loss
During the nine months ended September 30, 2025, we recognized investment loss aggregating $52.5 million, which consisted of $94.7 million of realized gains, $71.6 million of unrealized losses, and $75.5 million of impairment charges.
During the nine months ended September 30, 2024, we recognized investment income aggregating $14.9 million, which consisted of $85.2 million of realized gains, $32.5 million of unrealized losses, and $37.8 million of impairment charges.
For additional information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements in Item 1. For our impairments accounting policy, refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1.
Gain on sales of real estate
During the nine months ended September 30, 2025, we recognized $22.5 million of gains classified in gain on sales of real estate within our consolidated statement of operations. These gains included $12.7 million recognized during the three months ended
March 31, 2025, in connection with one sales-type lease for an operating property in our Seattle market, and $9.3 million recognized upon the disposition of our controlling interest in a consolidated joint venture that owns Pacific Technology Park in our Sorrento Mesa submarket. For additional information, refer to Note 5 – “Leases” and Note 4 — “Consolidated and unconsolidated real estate joint ventures,” respectively, to our unaudited consolidated financial statements in Item 1.
During the nine months ended September 30, 2024, we recognized $27.5 million of gains primarily related to the disposition of
1165 Eastlake Avenue East in our Lake Union submarket. The gains were classified in gain on sales of real estate within our consolidated statement of operations for the nine months ended September 30, 2024.
Other comprehensive income
Other comprehensive income (loss) primarily comprised unrealized foreign currency translation gains or losses related to our operations in Canada. Total other comprehensive income for the nine months ended September 30, 2025 aggregating $14.0 million includes $11.1 million of cumulative translation gain related to our operations in Canada, resulting from the CAD’s strengthening against the USD during this period. The increase also includes $3.0 million of unrealized gains related to the change in the fair value of our cross-currency swap agreements, resulting from the CAD’s weakening since the execution of these agreements on July 29, 2025 through September 30, 2025. Refer to Note 11 – “Hedge Agreements” to our unaudited consolidated financial statements in Item 1 for additional information.
Total other comprehensive loss of $6.6 million for the nine months ended September 30, 2024 is primarily due to unrealized foreign currency translation loss related to our operations in Canada.

Summary of capital expenditures
Our construction spending for the nine months ended September 30, 2025 and projected spending for the year ending
December 31, 2025 consisted of the following (in thousands):

	Nine Months Ended September 30, 2025	Projected Guidance Midpoint for Year Ending December 31, 2025
Construction of Class A/A+ properties:
Active construction projects
Under construction	$799,723	$1,240,000
Future pipeline pre-construction
Primarily Megacampus expansion pre-construction work (entitlement, design, and site work)	365,654	500,000
Revenue- and non-revenue-enhancing capital expenditures	230,867	415,000	(1)
Construction spending (before contributions from noncontrolling interests or tenants):	1,396,244	2,155,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(156,668)	(230,000)	(2)
Tenant-funded and -built landlord improvements	(171,153)	(175,000)
Total construction spending	$1,068,423	$1,750,000
2025 guidance range for construction spending		$1,450,000 – $2,050,000

(1)Represents revenue-enhancing and non-revenue-enhancing capital expenditures before contributions from noncontrolling interests and tenant-funded and tenant-built landlord improvements for the year ending December 31, 2025. Our share of the 2025 revenue-enhancing and non-revenue-enhancing capital expenditures is projected to be $320 million at the midpoint of our guidance for 2025 construction spending.
(2)Represents contractual capital commitments from existing consolidated real estate joint venture partners to fund construction.
Projected capital contributions from partners in consolidated real estate joint ventures to fund construction
The following table summarizes projected capital contributions from partners in our existing consolidated joint ventures to fund construction through 2027 and beyond (in thousands):

Projected timing	Amount(1)
October 1, 2025 through December 31, 2026	$130,980
2027 and beyond	35,925
Total	$166,905

(1)Amounts represent reductions to our consolidated construction spending.
Average real estate basis used for capitalization of interest
Our construction spending includes capitalized interest. The table below provides key categories of interest capitalized during the nine months ended September 30, 2025 (in thousands):

	Average Real Estate Basis Capitalized
	Amount		Percentage
Construction of Class A/A+ properties:
Development and redevelopment of projects under construction and one 100% pre-leased committed near-term project expected to commence construction in the next year:
2025 and 2026 stabilization	$650,004		8%
2027 and beyond stabilization	2,157,701		26
Smaller redevelopments and repositioning of capital projects	1,128,760	(1)	14
Future pipeline projects with key pre-construction milestones during 4Q25 and 2026:(3)
Megacampus projects	3,032,254	(2)(3)	37
Non-Megacampus projects	1,211,641	(3)	15
Total average real estate basis capitalized(4)	$8,180,360		100%

(1)Includes the real estate basis related to the 617,458 RSF of vacant space as of September 30, 2025 that is leased but not yet delivered. The weighted-average expected delivery date is approximately May 1, 2026.
(2)Includes four key active and future Megacampus development projects at Alexandria Center® for Advanced Technologies – Tanforan, Alexandria Center® for Life Science
– San Carlos, Campus Point by Alexandria, and Alexandria Center® for Advanced Technologies – South Lake Union, which represent a total average capitalized real estate basis of approximately $1.2 billion during the nine months ended September 30, 2025.
(3)Includes future pipeline projects that are expected to reach anticipated pre-construction milestones, including various phases of entitlement, design, site work, and other activities necessary to begin aboveground vertical construction on April 14, 2026 on a weighted-average real estate investment basis. We will evaluate whether to proceed with additional pre-construction and/or construction activities based on leasing demand and/or market conditions, pause future investments, or consider the potential dispositions of real estate assets.
(4)In addition to capitalized interest, we incur additional capitalized project costs, including property taxes, insurance, and other costs directly related and essential to the construction of Class A/A+ properties. If we cease activities necessary to prepare a project for its intended use, costs related to such project are expensed as incurred.
Annualized capitalized operating expenses and payroll represent approximately 2% and 1%, respectively, of the total average real estate basis subject to capitalization for the nine months ended September 30, 2025.

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
Key changes to our 2025 guidance include the following:
1)The midpoint of our guidance range for 2025 net (loss) income per share was reduced by $3.44 from $0.50 to $(2.94).  In addition to the items discussed in item 2 below, the update to our guidance range for 2025 net (loss) income per share includes the following:
•Potential additional impairments of real estate (including impairments on stabilized and non-stabilized properties and land)
that may be recognized during the three months ending December 31, 2025, ranging from $0 to $685 million, related to assets that could potentially be sold in the fourth quarter of 2025 or 2026, and if such assets meet the held for sale criteria during the three months ending December 31, 2025, considering market factors, buyer ability to perform, our desire to proceed with a sale at a particular price, and other factors. As of September 30, 2025, these assets were evaluated under the held for use model and were determined to be recoverable using a weighted-average probability approach. However, if any of these assets subsequently meet the criteria to be designated as held for sale, we could recognize impairment charges to reduce the carrying value of these assets to each asset’s fair value less costs to sell.
•Potential additional gain on sales of real estate that may be recognized during the three months ending December 31,
2025, ranging from $0 to $240 million, related to assets that may be sold in the fourth quarter of 2025.
•These potential impairments and gains on sales of real estate will not impact our funds from operations per share pursuant to the Nareit definition of funds from operations.
2)The midpoint of our guidance range for 2025 funds from operations per share – diluted, as adjusted, was reduced by 25 cents, from $9.26 to $9.01. The primary drivers of the change include the following:
•A 1.0% reduction in projected 2025 same property net operating income and a 0.9% reduction in our projected operating occupancy percentage in North America as of December 31, 2025 (at the midpoints of our guidance ranges), primarily due to slower than anticipated re-leasing of expiring spaces and lease-up of vacancy in our operating portfolio, reflecting reduced demand across the life science industry.
•A reduction in projected 2025 realized gains on non-real estate investments. The midpoint of our revised guidance range for 2025 realized gains on non-real estate investments assumes approximately $15 million in the fourth quarter of 2025, compared to the quarterly average realized gains of approximately $32 million per quarter for the nine months ended
September 30, 2025.
3)Our guidance range for net debt and preferred stock Adjusted EBITDA – fourth quarter of 2025 annualized increased from less than or equal to 5.2x to a range of 5.5x to 6.0x. The primary drivers of the change include the following:
•A $450 million reduction in the midpoint of our guidance range for 2025 dispositions and sales of partial interests. This includes expected delays in the closing of certain dispositions that are now anticipated to be completed during the first half of 2026.
•A reduction in projected Adjusted EBITDA in the fourth quarter of 2025 related to the changes in same property performance (net operating income) and realized gains on non-real estate investments as described above.

Projected 2025 Earnings per Share and Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted	As of 10/27/25	As of 7/21/25	Key Changes to Midpoint
Net (loss) income per share(1)	$(5.68) to $(0.20)	$0.40 to $0.60	(2)
Depreciation and amortization of real estate assets	7.05	7.05
Gain on sales of real estate	(0.14) to (1.54)	(0.08)	(2)
Impairment of real estate – rental properties and land(3)	6.69 to 2.67	0.77	(2)
Allocation of unvested restricted stock awards	(0.03)	(0.03)
Funds from operations per share(4)	$7.89 to $7.95	$8.11 to $8.31
Unrealized losses on non-real estate investments	0.42	0.53
Impairment of non-real estate investments	0.45	0.30
Impairment of real estate	0.23	0.23
Allocation to unvested restricted stock awards	(0.01)	(0.01)
Funds from operations per share, as adjusted(4)	$8.98 to $9.04	$9.16 to $9.36
Midpoint	$9.01	$9.26	Reduction of 25 cents(2)

(1)Excludes unrealized gains or losses on non-real estate investments after September 30, 2025 that are required to be recognized in earnings and are excluded from funds from operations per share, as adjusted.
(2)Refer to the discussion regarding key changes to our 2025 guidance above for additional details.
(3)Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1 for additional information.
(4)Refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations” in Item 2 for additional information.

Key Assumptions(1) (Dollars in millions)	As of 10/27/25			As of 7/21/25		Key Changes to Midpoint
	Low	High		Low	High

Operating occupancy percentage in North America as of December 31, 2025	90.0%	91.6%	(2)	90.9%	92.5%	90 bps reduction
Lease renewals and re-leasing of space:
Rental rate changes	7.0%	15.0%	(3)	9.0%	17.0%	200 bps reduction(2)
Rental rate changes (cash basis)	0.5%	8.5%		0.5%	8.5%	No change
Same property performance:
Net operating income changes	(4.7)%	(2.7)%		(3.7)%	(1.7)%	100 bps reduction
Net operating income changes (cash basis)	(1.2)%	0.8%		(1.2)%	0.8%	No change
Straight-line rent revenue	$75	$95		$96	$116	$21 million reduction
General and administrative expenses	$112	$127		$112	$127	No Change
Capitalization of interest	$320	$350		$320	$350
Interest expense(4)	$195	$225		$185	$215	$10 million increase(3)
Realized gains on non-real estate investments(5)	$100	$120		$100	$130	$5 million reduction

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
(2)Our guidance assumes an approximate 1% benefit related to a range of assets with vacancy that could potentially qualify for classification as held for sale by
December 31, 2025. These assets have not yet reached the criteria for held for sale designation as of September 30, 2025.
(3)In October 2025, we executed a one-year lease extension aggregating 247,743 RSF with an investment-grade rated government institution tenant at a recently acquired office property in our Canada market. At acquisition, this building was originally targeted for a future change in use, but we instead renewed the existing tenant through the beginning of 2027, with no incremental capital investment. We continue to evaluate options to convert this space, subject to market conditions. The impact from this renewal on our 2025 rental rate changes is anticipated to result in a reduction of approximately 2.0%.
(4)The increase in the midpoint of our guidance range for 2025 interest expense is primarily due to the $450 million reduction to the midpoint of our guidance range for
2025 dispositions and sales of partial interests, which includes expected delays in the closing of certain dispositions that are now anticipated to be completed in the first half of 2026.
(5)Represents realized gains and losses included in funds from operations per share – diluted, as adjusted, and excludes significant impairments realized on non-real estate investments, if any. The midpoint of our revised guidance range for 2025 realized gains on non-real estate investments assumes approximately $15 million in the fourth quarter of 2025, compared to the quarterly average realized gains of approximately $32 million per quarter for the nine months ended September 30, 2025. Refer to Note 7 – “Investments” to our unaudited consolidated financial statements in Item 1 for additional details.

Key Credit Metric Targets(1)	As of 10/27/25	As of 7/21/25	Key Changes
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2025 annualized	5.5x to 6.0x	Less than or equal to 5.2x	0.6x increase(2)
Fixed-charge coverage ratio – fourth quarter of 2025 annualized	3.6x to 4.1x	4.0x to 4.5x	0.4x reduction

(1)Refer to “Definitions and reconciliations” in Item 2 for additional information.
(2)Refer to the discussion regarding key changes to our 2025 guidance above for additional details.

Summary of key items that may impact 2026 results
We expect to introduce 2026 guidance on December 3, 2025 at Investor Day. The following is an initial summary of key items that are expected to impact 2026 results:
•Core operations – Slower demand across the life science sector and increased supply for life science real estate could negatively impact future occupancy. Additional considerations include the following:
•Same property net operating income decrease for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 of 6.0% reflects a decline relative to the first half of 2025. Refer to “Same properties” in Item 2 for additional details.
•Operating occupancy has decreased four consecutive quarters from 94.7% as of September 30, 2024 to 90.6% as of
September 30, 2025.
•Before the benefit of excluding assets designated as held for sale which contained vacancy, occupancy during the three months ended September 30, 2025 declined 1.1% compared to the three months ended June 30, 2025, primarily related to lease expirations during the third quarter of 2025. These lease expirations resulting in the 1.1% decline in occupancy previously generated annual rental revenue aggregating approximately $29.0 million and had a weighted-average lease expiration date at the end of July 2025. We are currently marketing these spaces.
•Our guidance for operating occupancy percentage in North America as of December 31, 2025 assumes an approximate 1%
benefit related to a range of assets with vacancy that could potentially qualify for designation as held for sale by December 31,
2025, but that have not yet qualified as of September 30, 2025. After considering this potential adjustment, the midpoint of our guidance range for occupancy as of December 31, 2025 implies an 80 bps decline in operating occupancy percentage during the fourth quarter of 2025.
•There are key lease expirations primarily located in the Greater Boston, San Francisco Bay Area, and San Diego markets aggregating 1.2 million RSF with a weighted-average lease expiration date of March 19, 2026 and annual rental revenue aggregating $81 million, which are expected to become vacant upon lease expiration. We expect downtime on these spaces ranging from 6 to 24 months on a weighted-average basis. Refer to “Summary of contractual lease expirations” in Item 2 for additional details.
•Capitalized interest – There is approximately $4.2 billion of average real estate basis capitalized during the nine months ended
September 30, 2025, related to future pipeline projects undergoing critical pre-construction activities, including various phases of entitlement, design, site work, and other activities necessary to begin aboveground vertical construction. We expect these projects to reach anticipated pre-construction milestones on April 14, 2026, on a weighted-average real estate investment basis. We will evaluate, on an asset-by-asset basis, whether to (i) proceed with additional pre-construction and/or construction activities based on leasing demand and/or market conditions, (ii) pause future investments, or (iii) consider the potential dispositions of these real estate assets. If we cease activities necessary to prepare a project for its intended use, costs related to such project, including interest, payroll, property taxes, insurance, and other costs directly related and essential to the construction of Class A/A+
properties, will be expensed as incurred. Refer to “Average real estate basis used for capitalization of interest” in Item 2 for additional details.
•Realized gains on non-real estate investments – The midpoint of our revised guidance range for 2025 realized gains on non-real estate investments assumes approximately $15 million for the fourth quarter of 2025, compared to the quarterly average realized gains of approximately $32 million per quarter for the nine months ended September 30, 2025. Refer to “Note 7 – Investments” to our unaudited consolidated financial statements in Item 1 for additional details.
•General and administrative expenses – Over the past several years, we have implemented comprehensive measures to reduce our expenditures across our organization, including our general and administrative expenses. These initiatives are expected to generate a reduction in general and administrative expenses of approximately $49 million, or 29%, during the year ending
December 31, 2025 (at the midpoint of our 2025 guidance range) compared to the year ended December 31, 2024. Given that some of these costs savings are expected to be temporary in nature, we anticipate approximately half of the cost reductions expected to be achieved in 2025 will continue in 2026.
•Dispositions and equity-type capital
•As of October 27, 2025, our share of pending dispositions subject to non-refundable deposits, signed letters of intent, and/or purchase and sale agreement negotiations aggregated $1.0 billion. We expect these dispositions to close in late fourth quarter of 2025; therefore, the corresponding reduction in EBITDA is expected to impact the first quarter of 2026. Refer to
“Dispositions and sale of partial interests” in Item 2 for additional details.
•We expect construction spending in 2026 to be similar or slightly higher than the $1.75 billion midpoint of our guidance range for 2025 construction in order to complete our active construction projects and significant revenue- and non-revenue-
enhancing capital expenditures necessary to lease vacant space. Given the factors previously described that could negatively impact EBITDA, we may require significant equity-type capital to manage our leverage profile.
•We expect a significant source of funding to come from the sale of non-core assets in 2026. We anticipate an end to our large-
scale non-core asset sales program in 2026 or early 2027. As of September 30, 2025, 77% of our annual rental revenue is from our Megacampus™ platform, and we expect this percentage to continue to grow over time.
•Dividends and net cash provided by operating activities after dividends
•From 2013 to 2025, dividends per share and funds from operations per share, as adjusted have been highly correlated, with cumulative increases of 102% and 105%, respectively.
•The factors previously described could lead to a reduction in funds from operations per share, as adjusted and net cash provided by operating activities. At the current dividend rate, the amount of net cash provided by operating activities after payment of dividends available to recycle and address our 2026 capital needs could be reduced. As a result, we expect our
Board of Directors to carefully evaluate our 2026 dividend strategy.

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

Consolidated Real Estate Joint Ventures(1)
Property/Market/Submarket	Noncontrolling Interest Share		Operating RSF at 100%
50 and 60 Binney Street/Greater Boston/Cambridge/Inner Suburbs	66.0%		532,395
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%		388,270
100 and 225 Binney Street and 300 Third Street/Greater Boston/Cambridge/Inner Suburbs	70.0%		870,641
15 Necco Street/Greater Boston/Seaport Innovation District	43.3%		345,996
285, 299, 307, and 345 Dorchester Avenue/Greater Boston/Seaport Innovation District	40.0%		—	(2)
Alexandria Center® for Science and Technology – Mission Bay/San Francisco Bay Area/ Mission Bay(3)	75.0%		548,215
601, 611, 651(2), 681, 685, and 701 Gateway Boulevard/San Francisco Bay Area/ South San Francisco	50.0%		874,234
751 Gateway Boulevard/San Francisco Bay Area/South San Francisco	49.0%		230,592
211 and 213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%		300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%		155,685
Alexandria Center® for Life Science – Millbrae/San Francisco Bay Area/South San Francisco	51.5%		285,346
3215 Merryfield Row/San Diego/Torrey Pines	70.0%		170,523
Campus Point by Alexandria/San Diego/University Town Center(2)(4)	45.0%	(5)	1,212,414
5200 Illumina Way/San Diego/University Town Center	49.0%		792,687
9625 Towne Centre Drive/San Diego/University Town Center	70.0%		163,648
SD Tech by Alexandria/San Diego/Sorrento Mesa(2)(6)	50.0%		829,437
Summers Ridge Science Park/San Diego/Sorrento Mesa(7)	70.0%		316,531
1201 and 1208 Eastlake Avenue East/Seattle/Lake Union	70.0%		206,134
400 Dexter Avenue North/Seattle/Lake Union	70.0%		290,754
800 Mercer Street/Seattle/Lake Union	40.0%		—	(2)

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(8)		Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%		586,208
1450 Research Boulevard/Maryland/Rockville	73.2%	(9)	42,012
101 West Dickman Street/Maryland/Beltsville	58.4%	(9)	142,933

Refer to “Joint venture financial information” under “Definitions and reconciliations” in Item 2 for additional details.
(1)In addition to the real estate joint ventures listed, we have one consolidated real estate joint venture in the Greater Boston market in which a partner holds a $48.7 million redeemable noncontrolling interest earning a fixed return.
(2)Represents a property currently under construction or in our future development and redevelopment pipeline. Refer to “New Class A/A+ development and redevelopment properties” in Item 2 for additional details.
(3)Includes 409 and 499 Illinois, 1450, 1500, and 1700 Owens Street, and 455 Mission Bay Boulevard South. Operating RSF excludes 409 and 499 Illinois, which met the criteria to be designated as held for sale as of September 2025.
(4)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4135, 4155, 4161, 4165, 4224, and 4242 Campus Point Court.
(5)The noncontrolling interest share of our joint venture partner is anticipated to decrease to 25%, as we expect to fund the majority of future construction costs at the campus until our ownership interest increases from 55% to 75%, after which future capital would be contributed pro rata with our partner. Refer to “New Class A/A+
development and redevelopment properties: current projects” in Item 2 for additional details.
(6)Includes 9605, 9645, 9675, 9725, 9735, 9805, 9808, 9855, and 9868 Scranton Road and 10055, 10065, and 10075 Barnes Canyon Road.
(7)Includes 9965, 9975, 9985, and 9995 Summers Ridge Road.
(8)In addition to the real estate joint ventures listed, we hold an interest in one insignificant unconsolidated real estate joint venture.
(9)Represents a joint venture with a local real estate operator in which our joint venture partner manages the day-to-day activities that significantly affect the economic performance of the joint venture.

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of
September 30, 2025 (dollars in thousands):

	Maturity Date	Stated Rate		Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture					Aggregate Commitment	Debt Balance(2)
101 West Dickman Street	10/29/26	SOFR+1.95%	(3)	6.20%	$26,750	$18,999	58.4%
1450 Research Boulevard	12/6/26	SOFR+1.95%	(3)	6.26%	13,000	8,932	73.2%
1655 and 1725 Third Street(4)	2/10/35	6.37%		6.44%	500,000	496,794	10.0%
					$539,750	$524,725
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of September 30, 2025.
(3)This loan is subject to a fixed SOFR floor of 0.75%.
(4)During the three months ended March 31, 2025, the unconsolidated real estate joint venture refinanced $500 million of its $600 million existing fixed-rate debt with a new secured note payable maturing in 2035. The remaining debt balance of approximately $100 million was repaid through contributions from the unconsolidated joint venture partners, including our share of $10.8 million.
The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures as of and for the three and nine months ended September 30, 2025 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	September 30, 2025		September 30, 2025
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Total revenues	$118,646	$353,241	$2,700	$7,963
Rental operations	(38,170)	(108,978)	(1,025)	(3,008)
	80,476	244,263	1,675	4,955
General and administrative	(630)	(2,193)	(20)	(101)
Interest	(151)	(905)	(1,060)	(3,118)
Depreciation and amortization of real estate assets	(45,327)	(114,785)	(852)	(2,848)
Impairment of real estate	—	—	—	(8,673)
Gain on sale of interest of unconsolidated JV	—	—	458	458
Fixed returns allocated to redeemable noncontrolling interests(1)	541	943	—	—
	$34,909	$127,323	$201	$(9,327)
Straight-line rent and below-market lease revenue	$6,663	$16,857	$172	$506
Funds from operations(2)	$80,236	$242,108	$595	$1,736

Refer to “Joint venture financial information” under “Definitions and reconciliations” in Item 2 for additional details.
(1)Represents an allocation of joint venture earnings to redeemable noncontrolling interests for properties in the Greater Boston and San Francisco Bay Area markets.
These redeemable noncontrolling interests earn a fixed return on their investment rather than participate in the operating results of the properties.
(2)Refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations” in Item 2 for the definition and its reconciliation from the most directly comparable financial measure presented in accordance with GAAP.

	As of September 30, 2025
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$4,103,608	$99,393
Cash, cash equivalents, and restricted cash	160,646	2,341
Other assets	445,479	10,533
Secured notes payable	—	(67,315)
Other liabilities	(230,757)	(5,351)
Redeemable noncontrolling interests	(58,662)	—
	$4,420,314	$39,601
During the nine months ended September 30, 2025 and 2024, our consolidated real estate joint ventures distributed an aggregate of $186.8 million and $179.1 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in
Item 1 for additional information.

Investments
We hold investments in publicly traded companies and privately held entities primarily involved in the life science industry. The tables below summarize components of our investment income (loss) and non-real estate investments (in thousands). Refer to Note 7 –
“Investments” to our unaudited consolidated financial statements in Item 1 for additional information.

	September 30, 2025				Year Ended December 31, 2024
	Three Months Ended		Nine Months Ended
Realized gains	$9,646	(1)	$19,115	(1)	$59,124	(2)
Unrealized gains (losses)	18,515	(3)	(71,568)	(4)	(112,246)	(5)
Investment income (loss)	$28,161		$(52,453)		$(53,122)

	September 30, 2025					December 31, 2024
Investments	Cost		Unrealized Gains	Unrealized Losses	Carrying Amount	Carrying Amount
Publicly traded companies	$197,229		$28,964	$(101,901)	$124,292	$105,667
Entities that report NAV	482,734		98,002	(40,603)	540,133	609,866
Entities that do not report NAV:
Entities with observable price changes	80,454		53,409	(9,614)	124,249	174,737
Entities without observable price changes	422,519		—	—	422,519	400,487
Investments accounted for under the equity method	N/A		N/A	N/A	326,445	186,228
September 30, 2025	$1,182,936	(6)	$180,375	$(152,118)	$1,537,638	$1,476,985

December 31, 2024	$1,207,146		$228,100	$(144,489)	$1,476,985

Public/Private Mix (Cost)	Tenant/Non-Tenant Mix (Cost)

13%
Public
21%
Tenant
87%
Private
79%
Non-Tenant
(1)Consists of realized gains of $34.8 million and $94.7 million, partially offset by impairment charges of $25.1 million and $75.5 million during the three and nine months ended September 30, 2025, respectively.
(2)Consists of realized gains of $117.2 million, partially offset by impairment charges aggregating $58.1 million during the year ended December 31, 2024.
(3)Consists of unrealized gains of $51.3 million primarily resulting from the increase in fair values of our investments in publicly traded entities and investments in privately held entities that report NAV and $32.8 million resulting from accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our realization of investments during the three months ended September 30, 2025.
(4)Primarily relates to the accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our realization of investments during the nine months ended September 30, 2025.
(5)Primarily relates to the accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our realization of investments during the year ended December 31, 2024.
(6)Represents 2.7% of gross assets as of September 30, 2025. Refer to “Gross assets” under “Definitions and reconciliations” in Item 2 for additional details.

Liquidity

Liquidity		Limited Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit

$4.2B		(in millions)

$5,000
$5,000
$5,000
No outstanding balance
$1,550
<$500
SIGNIFICANT AVAILABILITY
LIMITED BORROWINGS OUTSTANDING
12/31/24
9/30/25
12/31/25 Target
Remaining amounts available for borrowing under our unsecured senior line of credit
Outstanding balance under our unsecured senior line of credit and/or commercial paper program

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$3,450
Cash, cash equivalents, and restricted cash	584
Investments in publicly traded companies	124
Liquidity as of September 30, 2025	$4,158

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
•Maintain a strong credit profile and relative long-term cost of capital;
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

The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; cash, cash equivalents, and restricted cash; and investments in publicly traded companies as of
September 30, 2025 (in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/ Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	SOFR+0.855%	$5,000,000	$1,550,000	$3,450,000
Cash, cash equivalents, and restricted cash				584,179
Investments in publicly traded companies				124,292
Liquidity as of September 30, 2025				$4,158,471
Cash, cash equivalents, and restricted cash
As of September 30, 2025 and December 31, 2024, we had $584.2 million and $559.8 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash provided by operating activities, proceeds from real estate asset sales, sales of partial interests, strategic real estate joint ventures, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured senior notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities and any common stock repurchases.
Cash flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by operating activities	$1,101,668	$1,230,346	$(128,678)
Net cash used in investing activities	$(1,437,538)	$(1,956,959)	$519,421
Net cash provided by financing activities	$360,850	$645,405	$(284,555)
Operating activities
Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the nine months ended September 30, 2025 decreased by $128.7 million to $1.1 billion, compared to $1.2 billion for the nine months ended September 30, 2024. The decrease was primarily due to the ground lease prepayment of $135.0 million made in January 2025 for a 24-year extension to our existing ground lease agreement at the Alexandria Technology Square®
Megacampus in our Cambridge submarket.

Investing activities
Cash used in investing activities for the nine months ended September 30, 2025 and 2024 consisted of the following (in thousands):

	Nine Months Ended September 30,		Change
	2025	2024
Sources of cash from investing activities:
Proceeds from sales of real estate	$227,105	$229,790	$(2,685)
Sales of and distributions from non-real estate investments	77,067	141,762	(64,695)
Return of capital from unconsolidated real estate joint ventures	458	—	458
	304,630	371,552	(66,922)
Uses of cash for investing activities:
Purchases of real estate	—	201,049	(201,049)
Additions to real estate	1,538,613	1,932,351	(393,738)
Change in escrow deposits	7,364	5,512	1,852
Investments in unconsolidated real estate joint ventures	11,239	4,039	7,200
Additions to non-real estate investments	184,952	185,560	(608)
	1,742,168	2,328,511	(586,343)

Net cash used in investing activities	$1,437,538	$1,956,959	$(519,421)
The decrease in net cash used in investing activities for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to a decreased use of cash for purchases of and additions to real estate. Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1 for additional information.
Financing activities
Cash flows provided by financing activities for the nine months ended September 30, 2025 and 2024 consisted of the following
(in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Borrowings under secured note payable	$4,031	$24,853	$(20,822)
Repayments of borrowings under secured notes payable	(154,212)	(32)	(154,180)
Proceeds from issuance of unsecured senior notes payable	548,532	998,806	(450,274)
Repayment of unsecured senior note payable	(600,000)	—	(600,000)
Proceeds from issuances under commercial paper program	15,378,015	7,935,600	7,442,415
Repayments of borrowings under commercial paper program	(13,828,015)	(7,580,600)	(6,247,415)
Payments of loan fees	(5,307)	(36,366)	31,059
Changes related to debt	1,343,044	1,342,261	783

Contributions from and sales of noncontrolling interests	132,162	251,252	(119,090)
Distributions to and purchases of noncontrolling interests	(204,543)	(231,072)	26,529
Repurchase of common stock	(208,187)	—	(208,187)
Dividends on common stock	(684,419)	(671,366)	(13,053)
Taxes paid related to net settlement of equity awards	(17,207)	(45,670)	28,463
Net cash provided by financing activities	$360,850	$645,405	$(284,555)

Capital resources
We expect that our principal liquidity needs for the year ending December 31, 2025 will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	As of 10/27/25			Certain Completed Items	As of 7/21/25 Midpoint	Key Changes to Midpoint
	Range		Midpoint
Sources of capital:
Increase in debt	$60	$260	$160	See below	$(290)	$450 million increase
Net cash provided by operating activities after dividends	425	525	475		475
Dispositions and sales of partial interests	1,100	1,900	1,500	(1)	1,950	$450 million decrease
Total sources of capital	$1,585	$2,685	$2,135		$2,135

Uses of capital:
Construction	$1,450	$2,050	$1,750		$1,750
Acquisitions and other opportunistic uses of capital(2)	—	500	250	$208 (2)	250
Ground lease prepayment	135	135	135	$135	135
Total uses of capital	$1,585	$2,685	$2,135		$2,135

Increase in debt (included above):
Issuance of unsecured senior notes payable	$550	$550	$550	$550	$550
Repayment of unsecured notes payable	(600)	(600)	(600)	$(600)	(600)
Repayment of secured note payable(3)	(154)	(154)	(154)	$(154)	(154)
Unsecured senior line of credit, commercial paper program, and other	264	464	364		(86)
Increase in debt	$60	$260	$160		$(290)	$450 million increase

(1)As of the date of this report, completed dispositions aggregated $508.3 million and our share of pending transactions subject to non-refundable deposits, signed letters of intent, or purchase and sale agreement negotiations aggregated $1.0 billion. We expect to achieve a weighted-average capitalization rate on our projected 2025 dispositions and partial interest sales (excluding land and including stabilized and non-stabilized operating properties) in the 7.5% – 8.5% range. We expect dispositions of land to represent 20%–30% of our total dispositions and sales of partial interest sales for the year ending December 31, 2025. Refer to “Dispositions and sales of partial interests” in Item 2 for additional information on our real estate dispositions.
(2)Under our common stock repurchase program authorized in December 2024, we may repurchase up to $500.0 million of our common stock through December 31,
2025. During the three months ended September 30, 2025, we did not repurchase any shares of common stock. As of the date of this report, the approximate value of shares authorized and remaining under this program was $241.8 million. Subject to market conditions, we may consider repurchasing additional shares of our common stock.
(3)In August 2025, we repaid a secured construction loan held by our development project at 99 Coolidge Avenue in our Cambridge/Inner Suburbs submarket. Refer to
Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements in Item 1 for additional information.
The key assumptions behind the sources and uses of capital in the table above include favorable real estate transaction and capital market environments, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under Part I; “Item 1A. Risk factors”; and “Item 7.
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

Sources of capital
Net cash provided by operating activities after dividends
We expect to retain $425 million to $525 million of net cash flows from operating activities after payment of common stock dividends, and distributions to noncontrolling interests for the year ending December 31, 2025, excluding the payment of our final installment of $135.0 million made in January 2025 for the ground lease at the Alexandria Technology Square® Megacampus. For purposes of this calculation, changes in operating assets and liabilities representing timing differences are excluded. For the year ending December 31, 2025, we expect our recently delivered projects, our development and redevelopment projects expected to be delivered, and contributions from Same Properties to contribute to income from rentals, net operating income, and cash flows. We anticipate contractual near-term growth in annual net operating income (cash basis) of $50 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to “Cash flows”
in Item 2 for a discussion of cash flows provided by operating activities for the nine months ended September 30, 2025.
Debt
We expect to fund a portion of our capital needs for 2025 from issuances under our commercial paper program, issuances of unsecured senior notes payable, and/or borrowings under our unsecured senior line of credit.
As of September 30, 2025, our unsecured senior line of credit, which matures in 2030, including extension options under our control, had aggregate commitments of $5.0 billion and bore an interest rate of SOFR plus 0.855%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.145% based on the aggregate commitments outstanding.
Based upon our ability to achieve certain annual sustainability targets, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.
Based on certain sustainability metrics achieved in accordance with the terms of our unsecured senior line of credit agreement, the borrowing rate was reduced by two basis points to SOFR plus 0.855%, from SOFR plus 0.875%, and the facility fee was reduced by 0.5 basis point to 0.145% from 0.15%. As of September 30, 2025, we had no outstanding balance on our unsecured line of credit.
Our commercial paper program provides us with the ability to issue up to $2.5 billion of commercial paper notes with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is backed by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance under our commercial paper program. We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit. The commercial paper notes sold during the nine months ended September 30, 2025 were issued at a weighted-average yield to maturity of 4.64%. As of September 30, 2025, we had $1.5 billion of commercial paper notes outstanding.
In February 2025, we issued $550.0 million of unsecured senior notes payable, due 2035, with an interest rate of 5.50%.
The following table presents our average debt outstanding and weighted-average interest rates during the three and nine months ended September 30, 2025 (dollars in thousands):

	Average Debt Outstanding		Weighted-Average Interest Rate
	September 30, 2025		September 30, 2025
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Long-term fixed-rate debt	$12,121,219	$12,290,203	3.88%	3.86%
Short-term variable-rate unsecured senior line of credit and commercial paper program debt	1,503,453	935,353	4.64	4.64
Blended average interest rate	13,624,672	13,225,556	3.96	3.92
Loan fee amortization and annual facility fee related to unsecured senior line of credit	N/A	N/A	0.14	0.13
Total/weighted average	$13,624,672	$13,225,556	4.10%	4.05%

Real estate dispositions and sales of partial interests
We expect to continue to focus on the disciplined execution of select sales of real estate. Future sales will provide an important source of capital to fund our development and redevelopment projects and opportunistic share repurchases and also provide significant capital for growth. We may also consider additional sales of partial interests in core Class A/A+ properties, development projects, and/or land. For the year ending December 31, 2025, we expect real estate dispositions and sales of partial interests in real estate assets to range from $1.10 billion to $1.90 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.
Refer to Note 3 – “Investments in real estate,” Note 4 – “Consolidated and unconsolidated real estate joint ventures,” and
Note 14 – “Stockholders’ equity” to our unaudited consolidated financial statements in Item 1 and to “Dispositions and sales of partial interests” in Item 2 for additional information on our real estate dispositions.
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
Common equity transactions
During the three and nine months ended September 30, 2025, we have not issued any common stock under our ATM program. As of September 30, 2025, the remaining aggregate amount available under our ATM program for future sales of common stock was $1.47 billion.
Other sources
As a well-known seasoned issuer, we may, from time to time, issue securities at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.
Additionally, we, together with joint venture partners, hold interests in real estate joint ventures that we consolidate in our financial statements. These existing joint ventures provide significant equity capital to fund a portion of our future construction spending, and our joint venture partners may also contribute equity into these entities for financing-related activities. From October 1, 2025 through December 31, 2027 and beyond, we expect to receive capital contributions aggregating $166.9 million from existing consolidated real estate joint venture partners to fund construction. During the year ending December 31, 2025, contributions from noncontrolling interests from existing joint venture partners are expected to aggregate to up to $230.0 million at the midpoint of our guidance range for 2025 construction spending.

Uses of capital
Summary of capital expenditures
One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties.
We currently have projects in our development and redevelopment pipeline aggregating 4.2 million RSF of Class A/A+ properties undergoing construction and one 100% pre-leased committed near-term project expected to commence construction in the next year.
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
We capitalize interest cost as a cost of the project only during the period in which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest, classified in investments in real estate in our consolidated balance sheets, aggregated $248.6 million for the nine months ended September 30, 2025, consistent with $249.4 million capitalized during nine months ended September 30, 2024. This reflects a consistent weighted-average capitalized cost basis of $8.2 billion for the nine months ended September 30, 2025, as compared to
$8.1 billion for the nine months ended September 30, 2024.
Property taxes, insurance on real estate, and indirect project costs, such as construction, administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect costs related to development, redevelopment, pre-construction, and construction projects aggregating $69.6 million and $76.8 million, and property taxes, insurance on real estate, and indirect project costs aggregating $111.7 million and $96.5 million during the nine months ended
September 30, 2025 and 2024, respectively.
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
Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $43.0 million for the nine months ended September 30, 2025.
We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the nine months ended September 30, 2025, we capitalized total initial direct leasing costs of $95.7 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.
Real estate acquisitions and common stock repurchase program
Under our common stock repurchase program authorized in December 2024, we may repurchase up to $500.0 million of our common stock in the open market, in privately negotiated transactions, or otherwise through December 31, 2025.
•During the three months ended September 30, 2025, we did not repurchase any shares of common stock.
•During the nine months ended September 30, 2025, we repurchased 2.2 million shares of common stock for an aggregate value of $208 million at an average price per share of $96.71.
•As of the date of this report, the approximate value of shares authorized and remaining under this program was $241.8 million.
We have not made any real estate acquisitions during the nine months ended September 30, 2025.
For the year ending December 31, 2025, we expect real estate acquisitions and other opportunistic uses of capital, including common stock repurchases, to aggregate up to $500 million.

Dividends
During the nine months ended September 30, 2025 and 2024, we paid common stock dividends of $684.4 million and
$671.4 million, respectively. The increase of $13.1 million in dividends paid on our common stock for the nine months ended
September 30, 2025, compared to the nine months ended September 30, 2024, was primarily due to an increase in the related dividends to $3.96 per common share paid for the nine months ended September 30, 2025 from $3.84 per common share paid for the nine months ended September 30, 2024. We have historically funded the payment of our common stock dividends using net cash provided by operating activities. We expect to continue funding future quarterly common stock dividends from net cash provided by operating activities, which may be supplemented by proceeds from periodic asset dispositions, issuances of additional debt and/or equity securities, and borrowings under our unsecured senior line of credit and/or our commercial paper program. Future dividends are at the discretion of our Board and subject to various considerations, including net income, cash flows, capital requirements, debt covenants, market conditions, dividend yield, taxable income, payout ratios, and other factors. There can be no assurance that we will continue our historical dividend per share growth or maintain dividends at the current level.
Unsecured senior notes payable and unsecured senior line of credit
The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of September 30, 2025 were as follows:

Covenant Ratios(1)	Requirement	September 30, 2025
Total Debt to Total Assets	Less than or equal to 60%	32%
Secured Debt to Total Assets	Less than or equal to 40%	—%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	9.8x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	302%
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
and (ii) incur certain secured or unsecured indebtedness.
The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of September 30, 2025 were as follows:

Covenant Ratios(1)	Requirement	September 30, 2025
Leverage Ratio	Less than or equal to 60.0%	33.6%
Secured Debt Ratio	Less than or equal to 45.0%	—%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.58x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	8.54x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.
Estimated interest payments
Estimated interest payments on our fixed-rate debt are calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of September 30, 2025, 88.6% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements in Item 1.

Ground lease obligations
Ground lease obligations as of September 30, 2025 included leases for 31 of our properties and accounted for approximately
8% of our total number of properties. Among these 31 properties, 17 properties are subject to ground leases with a weighted-average remaining lease term of 40 years, including extension options that we are reasonably certain to exercise. These leases are with a single lessor in our Greater Stanford submarket with whom we have extended three ground leases over the past 10 years.
Our remaining 14 properties subject to ground leases are located across multiple submarkets and have remaining lease terms ranging from approximately 45 to 81 years. The weighted-average remaining lease term of these ground leases is 73 years, including extension options that we are reasonably certain to exercise.
In many cases, we seek to extend our ground leases well ahead of their scheduled contractual expirations. If we are successful in extending ground leases, we could see significant up-front or increased recurring future payments to the ground lessor and/or increased ground lease expense, which may require us to increase our capital funding needs.
Operating lease agreements
As of September 30, 2025, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $757.9 million and $20.9 million, respectively. As of September 30, 2025, our operating lease liability, calculated as the present value of the remaining payments aggregating $778.8 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $362.0 million and was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheet. As of September 30, 2025, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 54 years, including extension options that we are reasonably certain to exercise, and the weighted-average discount rate was 4.7%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $713.4 million.
We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to “Lease accounting” in Note 2 –
“Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1 for additional information.
Commitments
As of September 30, 2025, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.1 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain projects, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $5.3 million.
We are committed to funding approximately $377.0 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV and expire at various dates over the next 11 years, with a weighted-average expiration of 7.9 years as of September 30, 2025.
Our former joint venture partner in the Greater Boston market has an option, subject to certain conditions, to obtain a
$50 million secured loan from us, which, if the option is exercised, will bear interest at SOFR plus 6.5%, with a floor of 9.0% and a term not to exceed five years.. As of September 30, 2025, the option has not been exercised.
In July 2025, we amended the agreement for our consolidated joint venture at 99 Coolidge Avenue in our Cambridge/Inner
Suburbs submarket. Pursuant to the amended agreement, our partner has a put option beginning January 2026 to require us to purchase its redeemable noncontrolling interest aggregating $48.7 million plus any unpaid distributions accruing at a fixed annual rate of 4.05%.
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

Foreign currency translation gains and losses
The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate
Equities, Inc.’s stockholders during the nine months ended September 30, 2025 primarily due to the changes in the foreign exchange rates for our real estate investments in Canada (in thousands). We reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

Total
Balance as of December 31, 2024	$(46,252)

Other comprehensive income before reclassifications	14,049
Net other comprehensive income	14,049

Balance as of September 30, 2025	$(32,203)
Inflation
As of September 30, 2025, approximately 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 97% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3% that were either fixed or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of issuing new unsecured senior notes payable and our variable-rate borrowings, including borrowings under our unsecured senior line of credit and commercial paper program, and secured loans held by our unconsolidated real estate joint ventures.

Issuer and guarantor subsidiary summarized financial information
Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor
Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents, on a combined basis, balance sheet information as of September 30, 2025 and December 31, 2024, and results of operations and comprehensive income for the nine months ended September 30, 2025 and year ended December 31, 2024 for the
Issuer and the Guarantor Subsidiary. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the
Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the
Guarantor Subsidiary generally based on legal entity ownership.
The following tables present combined summarized financial information as of September 30, 2025 and December 31, 2024 and for the nine months ended September 30, 2025 and year ended December 31, 2024 for the Issuer and Guarantor Subsidiary.
Amounts provided do not represent our total consolidated amounts (in thousands):

	September 30, 2025	December 31, 2024
Assets:
Cash, cash equivalents, and restricted cash	$139,186	$103,993
Other assets	180,796	153,913
Total assets	$319,982	$257,906

Liabilities:
Unsecured senior notes payable	$12,044,999	$12,094,465
Unsecured senior line of credit and commercial paper	1,548,542	—
Other liabilities	540,406	542,322
Total liabilities	$14,133,947	$12,636,787

	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Total revenues	$34,489	$59,023
Total expenses	(248,954)	(349,437)
Net loss	(214,465)	(290,414)
Net income attributable to unvested restricted stock awards	(7,452)	(13,394)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(221,917)	$(303,808)

As of September 30, 2025, 359 of our 375 properties were held indirectly by the REIT’s wholly owned consolidated subsidiary,
Alexandria Real Estate Equities, L.P.
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
The following table reconciles net income (loss) to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three and nine months ended September 30, 2025 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	September 30, 2025		September 30, 2025
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Net income (loss)	$34,909	$127,323	$201	$(9,327)
Depreciation and amortization of real estate assets	45,327	114,785	852	2,848
Gain on sale of interest of unconsolidated JV	—	—	(458)	(458)
Impairment of real estate	—	—	—	8,673
Funds from operations	$80,236	$242,108	$595	$1,736

The following tables present a reconciliation of net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities,
Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three and nine months ended September 30, 2025 and
2024 (in thousands, except per share amounts). Per share amounts may not add due to rounding.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025		2024	2025	2024
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$(234,937)		$164,674	$(356,147)	$374,477
Depreciation and amortization of real estate assets	338,182		291,258	1,021,292	864,326
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(45,327)		(32,457)	(114,785)	(94,725)
Our share of depreciation and amortization from unconsolidated real estate JVs	852		1,075	2,848	3,177
Gain on sales of real estate	(9,824)	(1)	(27,114)	(22,989)	(27,506)
Impairment of real estate – rental properties and land	323,870	(2)	5,741	454,960	7,923
Allocation to unvested restricted stock awards	(1,648)		(2,908)	(3,590)	(7,657)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(3)	371,168		400,269	981,589	1,120,015
Unrealized (gains) losses on non-real estate investments	(18,515)		(2,610)	71,568	32,470
Impairment of non-real estate investments	25,139	(4)	10,338	75,535	37,824
Impairment of real estate	—		—	39,343	28,581
Loss on early extinguishment of debt	107	(5)	—	107	—
Increase in provision for expected credit losses on financial instruments	—		—	285	—
Allocation to unvested restricted stock awards	(74)		(125)	(2,156)	(1,640)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$377,825		$407,872	$1,166,271	$1,217,250
(1)Includes our share of gain on sale of real estate by an unconsolidated real estate joint venture of $458 thousand, which is classified as equity in earnings of unconsolidated real estate joint ventures in our consolidated statements of operations.
(2)Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information.
(3)Calculated in accordance with standards established by the Nareit Board of Governors.
(4)Primarily related to four non-real estate investments in privately held entities that do not report NAV.
(5)Refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements for additional information.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Per share)	2025	2024	2025	2024
Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$(1.38)	$0.96	$(2.09)	$2.18
Depreciation and amortization of real estate assets	1.73	1.51	5.34	4.49
Gain on sales of real estate	(0.06)	(0.16)	(0.14)	(0.16)
Impairment of real estate – rental properties and land	1.90	0.03	2.67	0.05
Allocation to unvested restricted stock awards	(0.01)	(0.01)	(0.02)	(0.05)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	2.18	2.33	5.76	6.51
Unrealized (gains) losses on non-real estate investments	(0.11)	(0.02)	0.42	0.19
Impairment of non-real estate investments	0.15	0.06	0.45	0.22
Impairment of real estate	—	—	0.23	0.17
Allocation to unvested restricted stock awards	—	—	(0.01)	(0.01)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$2.22	$2.37	$6.85	$7.08

Weighted-average shares of common stock outstanding – diluted(1)
Earnings per share – diluted	170,181	172,058	170,278	172,007
Funds from operations – diluted, per share	170,305	172,058	170,351	172,007
Funds from operations – diluted, as adjusted, per share	170,305	172,058	170,351	172,007

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

The following table reconciles net income, the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and calculates the Adjusted EBITDA margin for the three and nine months ended
September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(197,845)	$213,603	$(221,372)	$526,828
Interest expense	54,852	43,550	161,024	130,179
Income taxes	3,737	1,877	5,902	4,823
Depreciation and amortization	340,230	293,998	1,028,415	872,272
Stock compensation expense	10,293	15,525	32,887	47,157
Loss on early extinguishment of debt	107	—	107	—
Gain on sales of real estate	(9,366)	(27,114)	(22,531)	(27,506)
Unrealized (gains) losses on non-real estate investments	(18,515)	(2,610)	71,568	32,470
Impairment of real estate	323,870	5,741	485,630	36,504
Impairment of non-real estate investments	25,139	10,338	75,535	37,824
Increase in provision for expected credit losses on financial instruments	—	—	285	—
Adjusted EBITDA	$532,502	$554,908	$1,617,450	$1,660,551

Total revenues	$751,944	$791,607	$2,272,142	$2,327,449

Adjusted EBITDA margin	71%	70%	71%	71%
Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP, including the amortization of deferred revenue related to tenant-funded and tenant-built landlord improvements, for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of September 30, 2025, approximately 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of operations.
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
Credit rating
Represents the credit ratings assigned by S&P Global Ratings or Moody’s Ratings as of September 30, 2025. A credit rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time.
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
The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and computes fixed-charge coverage ratio for the three and nine months ended September 30,
2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Adjusted EBITDA	$532,502	$554,908	$1,617,450	$1,660,551

Interest expense	$54,852	$43,550	$161,024	$130,179
Capitalized interest	86,091	86,496	248,579	249,375
Amortization of loan fees	(4,505)	(4,222)	(13,811)	(12,510)
Amortization of debt discounts	(325)	(330)	(1,009)	(976)
Cash interest and fixed charges	$136,113	$125,494	$394,783	$366,068

Fixed-charge coverage ratio:
– quarter annualized	3.9x	4.4x	4.1x	4.5x
– trailing 12 months	4.1x	4.5x	4.1x	4.5x
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
Gross assets
Gross assets are calculated as total assets plus accumulated depreciation as of September 30, 2025 and December 31, 2024
(in thousands):

	September 30, 2025	December 31, 2024
Total assets	$37,375,148	$37,527,449
Accumulated depreciation	6,416,745	5,625,179
Gross assets	$43,791,893	$43,152,628

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
Investment-grade or publicly traded large cap tenants
Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended September 30, 2025, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Ratings and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decrease below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.
Investments in real estate
The following table presents our new Class A/A+ development and redevelopment pipeline, excluding properties held for sale, as a percentage of gross assets and as a percentage of annual rental revenue as of September 30, 2025 (dollars in thousands):

		Percentage of
	Book Value	Gross Assets	Annual Rental Revenue
Projects under active construction and one 100% pre-leased committed near- term project expected to commence in the next year	$3,724,801	9%	—%
Future development projects(1) and land parcels primarily located in Megacampuses	4,871,463	11	1
	$8,596,264	20%	1%

(1)Includes projects with existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses.

The square footage presented in the table below is classified as operating as of September 30, 2025. These lease expirations or vacant space at recently acquired properties represent future opportunities for which we have the intent, subject to market conditions and leasing, to commence first-time conversion from non-laboratory space to laboratory space, or to commence future ground-up development:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2025	2026	Thereafter(1)	Total
Committed near-term project:
Campus Point by Alexandria/University Town Center	Dev	—	52,620	—	52,620
Future projects:
446, 458, and 500 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	116,623	116,623
Other/Greater Boston	Redev	—	—	167,549	167,549
1122 and 1150 El Camino Real/South San Francisco	Dev	—	—	375,232	375,232
3875 Fabian Way/Greater Stanford	Dev	—	—	228,000	228,000
2100 and 2200 Geng Road/Greater Stanford	Dev	—	—	62,526	62,526
960 Industrial Road/Greater Stanford	Dev	—	—	112,590	112,590
Campus Point by Alexandria/University Town Center	Dev	—	—	96,805	96,805
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	555,754	555,754
410 West Harrison Street/Elliott Bay	Dev	—	—	17,205	17,205
Other/Seattle	Dev	—	—	63,057	63,057
100 Capitola Drive/Research Triangle	Dev	—	—	39,370	39,370
Canada	Redev	—	—	247,743	247,743
		—	—	2,082,454	2,082,454
Total		—	52,620	2,082,454	2,135,074
(1)Includes vacant square footage as of September 30, 2025.
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

Megacampus™
A Megacampus ecosystem is a cluster campus that consists of approximately 1 million RSF or greater, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. The following table reconciles our annual rental revenue and development and redevelopment pipeline RSF, excluding properties classified as held for sale, as of
September 30, 2025 (dollars in thousands):

	Annual Rental Revenue	Development and Redevelopment Pipeline RSF
Megacampus	$1,522,942	20,092,287
Core and non-core	452,544	6,270,183
Total	$1,975,486	26,362,470

Megacampus as a percentage of annual rental revenue and of total development and redevelopment pipeline RSF	77%	76%
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
inaccurate estimates, which would be potentially misleading for our investors.
The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of
September 30, 2025 and December 31, 2024 (dollars in thousands):

	September 30, 2025	December 31, 2024
Secured notes payable	$—	$149,909
Unsecured senior notes payable	12,044,999	12,094,465
Unsecured senior line of credit and commercial paper	1,548,542	—
Unamortized deferred financing costs	76,383	77,649
Cash and cash equivalents	(579,474)	(552,146)
Restricted cash	(4,705)	(7,701)
Preferred stock	—	—
Net debt and preferred stock	$13,085,745	$11,762,176

Adjusted EBITDA:
– quarter annualized	$2,130,008	$2,273,480
– trailing 12 months	$2,185,820	$2,228,921

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	6.1x	5.2x
– trailing 12 months	6.0x	5.3x

Net operating income, net operating income (cash basis), and operating margin
The following table reconciles net income (loss) to net operating income and net operating income (cash basis) and computes operating margin for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net (loss) income	$(197,845)	$213,603	$(221,372)	$526,828

Equity in (earnings) losses of unconsolidated real estate joint ventures	(201)	(139)	9,327	(424)
General and administrative expenses	29,224	43,945	89,027	135,629
Interest expense	54,852	43,550	161,024	130,179
Depreciation and amortization	340,230	293,998	1,028,415	872,272
Impairment of real estate	323,870	5,741	485,630	36,504
Loss on early extinguishment of debt	107	—	107	—
Gain on sales of real estate	(9,366)	(27,114)	(22,531)	(27,506)
Investment (income) loss	(28,161)	(15,242)	52,453	(14,866)
Net operating income	512,710	558,342	1,582,080	1,658,616
Straight-line rent revenue	(18,821)	(29,087)	(59,380)	(125,676)
Amortization of deferred revenue related to tenant-funded and -built landlord improvements	(5,455)	(329)	(9,507)	(329)
Amortization of acquired below-market leases	(6,456)	(17,312)	(31,874)	(70,167)
Provision for expected credit losses on financial instruments	—	—	285	—
Net operating income (cash basis)	$481,978	$511,614	$1,481,604	$1,462,444

Net operating income (cash basis) – annualized	$1,927,912	$2,046,456	$1,975,472	$1,949,925

Net operating income (from above)	$512,710	$558,342	$1,582,080	$1,658,616
Total revenues	$751,944	$791,607	$2,272,142	$2,327,449
Operating margin	68%	71%	70%	71%
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
We are not able to forecast the net income of future periods without unreasonable effort and therefore do not provide a reconciliation for net operating income on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as quarterly components such as gain on sales of real estate, unrealized gains or losses on non-real estate investments, impairments of real estate, impairments of non-real estate investments, and changes in provision for expected credit losses on financial instruments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would be
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

Stabilized occupancy date
The stabilized occupancy date represents the estimated date on which a development or redevelopment project is expected to reach occupancy of 95% or greater.
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
The following table reconciles income from rentals to tenant recoveries for the three and nine months ended September 30,
2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Income from rentals	$735,849	$775,744	$2,216,303	$2,286,457
Rental revenues	(541,070)	(579,569)	(1,646,559)	(1,737,804)
Tenant recoveries	$194,779	$196,175	$569,744	$548,653
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
The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unencumbered net operating income	$512,710	$553,589	$1,579,167	$1,644,687
Encumbered net operating income	—	4,753	2,913	13,929
Total net operating income	$512,710	$558,342	$1,582,080	$1,658,616
Unencumbered net operating income as a percentage of total net operating income	100.0%	99.1%	99.8%	99.2%

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
The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three and nine months ended September 30, 2025 and 2024 are calculated as follows. Also shown are the weighted-average unvested RSAs with nonforfeitable dividends used in calculating the amounts allocable to these awards pursuant to the two-class method for each of the respective periods presented below
(in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic shares for earnings per share	170,181	172,058	170,278	172,007
Unvested RSAs with forfeitable dividends	—	—	—	—
Diluted shares for earnings per share	170,181	172,058	170,278	172,007

Basic shares for funds from operations per share and funds from operations per share, as adjusted	170,181	172,058	170,278	172,007
Unvested RSAs with forfeitable dividends	124	—	73	—
Diluted shares for funds from operations per share and funds from operations per share, as adjusted	170,305	172,058	170,351	172,007

Weighted-average unvested RSAs with nonforfeitable dividends used in the allocations of net income, funds from operations, and funds from operations, as adjusted	1,917	2,838	1,989	2,901

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
Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates, assuming a zero percent interest rate floor, on our fixed- and variable-rate debt as of September 30, 2025 (in thousands):

Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(4,755)
Rate decrease of 1%	$4,755

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(774,133)
Rate decrease of 1%	$886,080
These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of
September 30, 2025. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.
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
will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of September 30, 2025 (in thousands):

Equity price risk:
Fair value increase of 10%	$153,764
Fair value decrease of 10%	$(153,764)

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
relative to the USD would have on our potential future earnings, and on the fair value of our net investment in foreign subsidiaries based on our current operating assets outside the U.S. as of September 30, 2025 (in thousands):

Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$71
Rate decrease of 10%	$(71)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10% (USD weakening)	$37,819
Rate decrease of 10% (USD strengthening)	$(37,819)

Change in the fair value of cross-currency swap agreements designated as a net investment hedge(1):
Rate increase of 10% (USD weakening)	$(28,400)
Rate decrease of 10% (USD strengthening)	$28,400
(1)Refer to Note 11 – “Hedge agreements” to our unaudited consolidated financial statements for additional information.
The sensitivity analyses assume a parallel shift of all foreign currency exchange rates with respect to the USD; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.
Our exposure to market risk elements for the nine months ended September 30, 2025 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of September 30, 2025, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.
Changes in internal control over financial reporting
There has not been any change in our internal control over financial reporting during the three months ended September 30,
2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In 2006, ARE-East River Science Park, LLC, a subsidiary of Alexandria Real Estate Equities, Inc., was granted an option to incorporate a land parcel adjacent to and north of the Alexandria Center® for Life Science – New York City (“ACLS-NYC”) campus
(“Option Parcel”) into the existing ground lease of that campus. The Option Parcel will allow ARE-East River Science Park, LLC to develop a future world-class life science building within the ACLS-NYC campus. ARE-East River Science Park, LLC’s investment in pre-
construction costs related to the development of the Option Parcel, including costs related to design, engineering, environmental, survey/title, and permitting and legal costs, aggregated $175.7 million as of September 30, 2025.
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
This matter exposes us to potential losses ranging from zero to the full amount of the investment in the project aggregating
$175.7 million as of September 30, 2025, depending on any collection of damages and/or the ability to develop the project. We performed a probability-weighted recoverability analysis based on initial estimates of various possible outcomes and determined no impairment was present as of September 30, 2025.

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
Changes to U.S. government funding, staffing, trade, policies, and other federal actions could adversely affect our business operations or those of our tenants and our venture investment portfolio companies.
Domestic and international policy shifts may introduce considerable uncertainty to the macroeconomic and regulatory landscape in which we, our tenants, and our venture investment portfolio companies operate. Our tenants and our venture investment portfolio companies include entities in the pharmaceutical, biotechnology, medical device, life science, and related industries, academic and private institutions, and government institutions that determine their R&D budgets based on several factors, including the availability of government and other funding and the operational efficiency and reliability of public regulatory institutions.
Since January 2025, the U.S. administration has implemented and proposed substantial policy changes that affect federal health agencies, research funding, public health priorities, and international trade. These measures, ranging from staffing and budget reductions at the U.S. Food and Drug Administration (“FDA”) and the National Institutes of Health (“NIH”) to
sweeping tariff actions as described below, may significantly disrupt the life science ecosystem in which we, our tenants, and our venture investment portfolio companies operate.
Reductions in FDA workforce
In 2025 to date, the FDA laid off approximately 3,500 employees, representing approximately 19% of its workforce at the beginning of the year. Such workforce reductions at the FDA have raised some concerns regarding the agency’s capacity to perform timely regulatory reviews and approvals of drugs and other medical products. Recent and/or potential further reductions in workforce or other personnel changes at the FDA, including terminations, may disrupt the agency’s review and approval processes for our tenants’ and our venture investment portfolio companies’ products. Such disruptions could lead to setbacks in research and development timelines, negatively impacting life science companies’ ability to advance their pipelines, secure investor funding, or achieve commercial viability, which could severely affect their operations and financial performance and, as a result, adversely impact our operating and financial results.
Restructuring and workforce reductions at the CDC
In 2025 to date, the U.S. Centers for Disease Control and Prevention (“CDC”) underwent a significant restructuring and workforce reduction, including the dismissal of key scientific and policy personnel and the consolidation of several vaccine safety and surveillance programs. These developments have raised concerns among public health and industry stakeholders about the agency’s capacity to maintain vaccine oversight, coordinate immunization programs, and respond to emerging infectious disease threats. Reduced CDC staffing and operational realignments may disrupt the collection and dissemination of critical epidemiological data, delay updates to vaccination guidelines, and impair public confidence in vaccine safety. For our tenants and venture investment portfolio companies operating in the vaccine research, development, and manufacturing sectors, diminished CDC engagement could lead to uncertainty in regulatory expectations, lower vaccine uptake rates, and delay the adoption of new immunization technologies. Any such disruptions could undermine the commercial viability of vaccine-related products, reduce R&D investment in the field, and in turn negatively impact demand for our specialized life science facilities and the value of our venture investment portfolio.
NIH grant cuts and impact on research institutions
The U.S. administration has implemented significant policy changes affecting the NIH, leading to substantial disruptions in biomedical research across the U.S. These actions have included staff layoffs and funding cuts as described below and have resulted in the suspension of numerous research projects, posing risks to scientific advancement and introducing uncertainty for some of our tenants and venture investment portfolio companies.

•NIH budget freeze and workforce cuts. On January 27, 2025, the U.S. administration issued an executive order to suspend NIH grant funding, freezing much of the NIH’s nearly $48 billion budget for 2025. Though the suspension was eventually blocked and reversed, during the first half of 2025, the NIH laid off approximately 5,000 employees and contractors across its approximately 20,000-person workforce.
In May 2025, the White House introduced a budget proposal for fiscal year 2026 that would reduce the NIH budget by 40%, from $48 billion to $27.5 billion. The proposal has been met with resistance from Congress, and, until a new budget is approved Congress, the NIH budget will remain at 2024 levels through a continuing resolution. Should the NIH budget be significantly reduced, it may affect funding of early research that drives the formation of new life science companies, potentially impacting U.S. global life science leadership and long-term domestic demand for life science real estate.
•Termination of NIH grants and funding commitments to major research institutions. On January 20, 2025,
President Trump issued an executive order directing every U.S. agency, including the NIH, to “terminate, to the maximum extent allowed by law” all grants relating to diversity, equity, and inclusion. Further, on January 29, 2025, the President issued an executive order to make it “the policy of the United States to combat anti-Semitism vigorously, using all available and appropriate legal tools, to prosecute, remove, or otherwise hold to account the perpetrators of unlawful anti-Semitic harassment and violence.” As a result of one or both executive orders, the
NIH, the world’s largest funder of biomedical research, has withheld funding from certain U.S. research institutions.
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
A coalition of 22 state attorneys general, along with organizations such as the Association of American Medical
Colleges, filed lawsuits challenging the NIH’s policy changes, particularly the 15% cap on indirect costs. On April 7, 2025, a federal court issued a permanent injunction blocking the enforcement of this cap. However, the U.S. administration has signaled its intent to appeal and/or pursue similar funding restrictions through future legislative or administrative actions. If implemented, any such funding cap could negatively impact our tenants that depend on grant funding for its operations. It could also reduce the financial resources available to such tenants, forcing them to scale back operations, reduce leased space, or delay their plans for lease expansion.
Termination of federal research funding that affected prominent academic institutions has already led to reductions in postdoctoral hiring and the closure of critical programs. Moreover, recent changes to visa and immigration rules have introduced new uncertainty around the ability of international graduate students and postdoctoral researchers to remain in the U.S.
following graduation. Many of these individuals represent years of training investment and historically have formed a key segment of the U.S. biotechnology workforce. As limitations on their residency and employment take effect, a growing share of talent is migrating to foreign markets. The U.S. life science real estate market has historically benefited from robust domestic
R&D activity and venture capital investment. However, other countries are increasingly positioned to attract top-tier biomedical talent, venture capital, and clinical trials. The global leadership in biotechnology currently held by the U.S. may begin to shift abroad. The reduced attractiveness of the U.S. as a destination for research and commercialization could lead to a substantial long-term decline in the size of our life science tenant base and of life science real estate.
Drug pricing regulation — Most-Favored Nation Executive Order
On May 12, 2025, President Trump issued an executive order titled “Delivering Most-Favored-Nation Prescription Drug
Pricing to American Patients,” directing the Department of Health and Human Services to set U.S. drug price benchmarks at the lowest prices paid in comparable developed countries. Although the President projected price reductions of 30%-80%, most reforms would require formal rulemaking and are likely to face legal obstacles. In July 2025, the White House sent letters to the chief executive officers of 17 major drug manufacturers, demanding compliance within 60 days and noting that noncompliance could result in the federal government's enforcement through "every tool in our arsenal." Most recently, the Trump administration and AstraZeneca and Pfizer reached public agreements under which both companies will offer many drugs at
“most-favored-nation” (“MFN”) pricing through Medicaid and via a new direct-to-consumer platform, and in return AstraZeneca and Pfizer will receive a three-year tariff reprieve. While these developments signal accelerating government pressure on industry pricing, they also inject significant ambiguity into commercial forecasts for pharmaceutical and biotechnology firms. If widely adopted, MFN pricing could materially compress margins, reduce investment in R&D, and suppress expansions by our life science tenants, adversely impacting demand for laboratory and related technical office space and manufacturing space, and thereby posing downside risk to property income and investment valuations.

Reductions in Medicaid funding under the One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act was signed into law. Included in the bill is an estimated $1 trillion in cuts to Medicaid spending, implemented through Medicaid work requirements, patient cost-sharing, and a phase-down of Medicaid provider taxes and state-directed payments. Such reductions in Medicaid spending could result in lower revenue for some life science tenants, adversely impacting financial performance and potentially resulting in reduced life science investment and real estate requirements.
Rapid expansion of China’s biotechnology sector and potential adverse impact on demand for U.S. life science real estate
The U.S. life science real estate market has historically benefited from robust domestic R&D activity and venture capital investment. The accelerated growth of China’s biotechnology industry, fueled by state subsidies, regulatory reform, and inexpensive talent, could negatively impact demand for U.S. laboratory space. Given lower operational costs and faster clinical trial recruitment timelines, China may attract biotechnology firms to conduct their R&D activities, including clinical trials, in China rather than in the U.S.
Additionally, the U.S. biopharmaceutical sector is increasingly sourcing innovative assets from China, with over one-
third of in-licensed molecules at major U.S. pharmaceutical companies now originating from Chinese firms. If biopharmaceutical companies increasingly rely on acquiring or in-licensing assets from China instead of those developed in the U.S., it could negatively impact the fundamentals of the U.S. biotechnology market, leading to reduced investment and fewer U.S.-based biotechnology companies. Should this occur, demand for domestic laboratory space could decline.
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
•On April 9, 2025, facing a global financial market meltdown, the President announced a 90-day pause on tariffs for most countries but raised the tax rate on Chinese imports to 125%. Following the announcement, the S&P 500
Index surged 9.5%. However, on April 10, 2025, U.S. stocks fell as the initial euphoria over the pause on tariffs faded. Subsequently, on June 12, 2025, the President announced that the 125% tariff would be replaced with a
55% tariff on select Chinese goods. Pharmaceutical ingredients and critical materials remained partially exempt.
•On April 14, 2025, the U.S. government launched an investigation into pharmaceuticals to justify tariffs that may be implemented on pharmaceutical products. In 2024, over $200 billion in pharmaceutical products were imported to the U.S., and it is estimated that U.S. tariffs could add $46 billion in costs to the pharmaceutical industry.
•On August 21, 2025, the U.S. and the European Union reached a trade agreement establishing a 15% ceiling on tariffs applied to pharmaceutical products traded between the two regions. The accord preserves supply chain continuity for a significant share of imported active pharmaceutical ingredients and finished drug products sourced from Europe while signaling potential divergence in tariff treatment for manufacturers based outside allied markets such as India and China.
•On September 25, 2025, President Trump announced, effective October 1, pharmaceutical manufacturers would be subject to a 100% tariff on all branded and patented drugs imported into the U.S. The President stated that manufacturers could avoid these tariffs by establishing U.S.-based production operations, with qualifying activity defined as either projects that have broken ground or are already under construction. The measure excludes generic drugs and exempts companies actively developing or constructing domestic manufacturing facilities.

If tariff uncertainty, its associated costs, and the disruption of broader financial markets continue, we may face the following risks:
•Restricted access to capital. Market instability may hinder our ability to raise capital, including through dispositions, sales of partial interests, and new debt capital, and could potentially delay our current or future development and redevelopment projects.
•Rising construction costs. Our general contractors may face difficulty procuring construction materials at reasonable prices, particularly those subject to tariffs or disrupted supply, which may lead to project delays and/or increased costs. Rising costs and procurement challenges could significantly impact the yields and delay commencement of net operating income from our current and future development and redevelopment pipeline.
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
The cost increases that may result from tariffs, trade conflicts, and financial market volatility may significantly impact our development and redevelopment projects. Elevated material costs may lead to higher overall project budgets and extended construction timelines or require modifications to project scope to preserve economic feasibility. Any such adjustments may prevent our delivery of space on time and within budget, delay occupancy and commencement of rental income, and impact projected net operating income and yields.
Any of the aforementioned and future developments may adversely affect occupancy rates, rental income, and the value of our real estate portfolio in several ways. First, regulatory delays and reduced NIH funding may slow the pace of innovation and company formation, leading to fewer early-stage tenants seeking laboratory space. Established tenants may face financial strain due to reduced grant support, drug pricing pressures, and increased operational costs from tariffs, prompting them to downsize, consolidate, or defer expansion plans. These dynamics could result in lower leasing, increased vacancy rates, and downward pressure on rental rates across our portfolio.
Second, macroeconomic volatility and restricted access to capital markets may impair our ability to fund new developments, raise new debt or equity capital at favorable terms, and impact pricing on dispositions. Rising construction costs and supply chain disruptions could delay project completions, reduce development yields, and impact the timing of rental income generation. Additionally, if tenants are unable to absorb higher operating costs or pass them on to customers, their financial health may deteriorate, increasing the risk of lease defaults or renegotiations.
Finally, the growing competitiveness of international markets, particularly China’s rapidly expanding biotechnology sector, may shift R&D activity abroad, reducing domestic demand for specialized laboratory infrastructure. If U.S.-based life science companies increasingly rely on foreign innovation or relocate operations to more favorable regulatory or cost environments, the long-term fundamentals of the U.S. life science real estate market could weaken. This may lead to asset devaluation, reduced investor confidence, and a more challenging environment for sustaining growth and delivering stockholder value.
Life science industry dynamics
The life science industry is undergoing a prolonged period of structural and cyclical challenges that may materially and adversely affect our business, financial condition, and results of operations. The venture capital ecosystem that supports early-
stage platform development has experienced several years of contraction as investors look to more de-risked later-stage assets that may not require significant R&D laboratory requirements. Additionally, historical performance data increasingly shows that life science venture capital returns have underperformed relative to technology-focused funds and broader public market indices. While a small number of firms have demonstrated consistently outperformed, the majority of life science-focused funds have delivered uneven results, leading institutional investors, including endowments, foundations, and pension funds, to reassess their long-term allocations to the sector.
This reassessment may result in a long-term reduction in capital available to private biotechnology companies, which represent a meaningful portion of our tenant base. The high failure rate of private biotechnology companies, coupled with the increasing cost and complexity of drug development, has led many investors to shift their focus toward more de-risked clinical-
stage assets, often sourced internationally. As a result, fewer early-stage private biotechnology companies may be formed and funded in the U.S., which may reduce demand for the specialized laboratory space we provide across our campuses.

In addition, the private life science market has become increasingly selective, with available capital chasing a limited number of high-quality opportunities. This dynamic has compressed potential returns, on average, and altered the risk-reward profile for investors. While this does not necessarily indicate a permanent shift, it does reflect a more cautious and selective investment environment that may persist for the foreseeable future. These conditions may lead to reduced biotechnology company formation in the U.S., diminished tenant demand, slower leasing velocity, and increased turnover among higher-risk early-stage biotechnology tenants, particularly in markets where our portfolio is heavily concentrated in emerging biotechnology.
These industry dynamics may also affect our ability to raise capital to fund future development projects. If capital markets perceive the life science sector as structurally challenged, our cost of capital may increase and our access to equity or debt financing may be constrained. This could limit our ability to pursue new development opportunities, reposition existing assets, or invest in strategic initiatives that enhance long-term stockholder value.
To address these risks, we have employed and may continue to employ a range of mitigating strategies, including:
•Deepening relationships with top-tier venture capital firms and academic institutions to identify and support high-
potential tenants earlier in their life cycle.
•Expanding our proprietary products to offer operational support, shared infrastructure, and flexible leasing models that improve capital efficiency for emerging companies.
•Enhancing our data and analytics capabilities to better assess tenant viability, monitor portfolio risk, and inform leasing and development decisions.
•Exploring strategic partnerships with pharmaceutical companies, contract research organizations (“CROs”), and investment-grade institutions to create more stable demand anchors within our campuses.
•Convening influential stakeholders through our industry-leading Alexandria Summit® event series, which brings together key decision makers, life science thought leaders, venture capital firms, members of Congress, regulatory agency executives, and other policymakers to prioritize diseases with unmet needs and advance the development of novel, effective therapies.
•Exploring alternative uses for Alexandria’s robust laboratory and office infrastructure by, for example,  technology tenants that require specialized R&D space.
While we believe these strategies can help mitigate the impact of current industry headwinds, there can be no assurance that they will fully offset the risks associated with reduced formation and performance of private biotechnology companies. If we are unable to respond effectively to these evolving market conditions, our ability to lease space, maintain high occupancy levels, generate consistent cash flows, deliver earnings growth, and provide long-term value to our stockholders may be materially and adversely affected.
Failure of the U.S. federal government to manage its fiscal matters may negatively impact the economic environment and adversely impact our business
An inability of the U.S. federal government to manage its fiscal matters and enact appropriate fiscal legislation may significantly impact the national and global economic and financial environment, result in reduced economic confidence domestically and globally, reduce investment spending, increase borrowing costs, impact availability and cost of capital, and significantly hinder or reduce economic activity. These economic impacts could adversely affect our business and the businesses of our tenants.
In September 2025, Congress failed to enact a budget for the upcoming fiscal year, which resulted in a partial government shutdown that began on October 1, 2025 and remains in effect as of the date of this report. The shutdown affected certain key agencies at the federal government level, resulting in partial closures of operations. Thousands of federal employees have been furloughed or laid off, some essential personnel are working without pay, and many non-essential agency functions have ceased. During a shutdown, the FDA maintains critical operations but is unable to accept new drug applications.
The NIH and CDC may experience staffing furloughs, suspended operations, and delayed reviews of grant applications.
Prolonged or repeated shutdowns or short-term Congressional budget resolutions could adversely affect business operations of some of our tenants that depend on federal funding, contracts, or regulatory actions to sustain their operations. Our tenants may experience delays in submitting or advancing new drug applications, or receiving device approvals should the operations at the FDA and other oversight bodies be reduced. The NIH may pause peer-review meetings, issuance of new grants, and many program activities, and its Clinical Center will be unable to launch new trials during the funding lapse. The FDA’s operations may become limited to work deemed “safety-critical” and activities supported by carryover user fees, and the agency has stated it will be unable to accept certain new submissions requiring fees until funding resumes. These outcomes could impede R&D progress, postpone commercialization milestones, and delay anticipated financing. Additionally, the broader economic and capital market consequences of an extended shutdown, such as weakened investor confidence, deferred initial public offerings
(“IPOs”), and a slower pace of venture and private equity deployment, could further strain tenants’ access to capital. Our tenants may seek to reduce cash outflows by delaying rent payments, renegotiating lease terms, downsizing existing space commitments, or filing for bankruptcy or ceasing operations altogether.
If any of our tenants becomes a debtor in a case under the U.S. Bankruptcy Code, as amended, we cannot evict that tenant solely because of its bankruptcy. The bankruptcy court may authorize the tenant to reject and terminate its lease with us.

Our claim against such a tenant for uncollectible future rent would be subject to a statutory limitation that will likely be substantially less than the remaining rent actually owed to us under the tenant’s lease. Any shortfall in rent payments could adversely affect our cash flows and our ability to make distributions to our stockholders.
We hold equity investments in certain publicly traded companies, limited partnerships, and privately held entities primarily involved in the life science and technology industries. The valuation of these investments is affected by many external factors beyond our control, including, but not limited to, market prices, market conditions, healthcare legislation, prospects for favorable or unfavorable clinical trial results, new product initiatives, the manufacturing and distribution of new products, product safety and efficacy issues, and new collaborative agreements. Reduced activities or temporary closures of agencies such as the FDA and SEC may adversely affect business operations, financial results, IPO processing, and project funding for the companies in which we hold equity investments. Unfavorable developments with respect to any of these factors may have an adverse impact on the valuation of our equity investments.
We cannot predict the timing or duration of appropriation lapses or the extent of any public policy changes. If the shutdown persists, or if future lapses recur, our business and that of our tenants and our venture investment portfolio companies could be adversely affected. These risks may also impact our overall liquidity, our borrowing costs, or the market price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities
On December 9, 2024, we announced that our Board of Directors authorized a share repurchase program, allowing the repurchase of shares with an aggregate value up to $500.0 million until December 31, 2025 in the open market, through privately negotiated transactions, or otherwise, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the
Exchange Act. No shares were repurchased during the three months ended June 30, and September 30, 2025, As of September 30,
2025, we had remaining authorization to repurchase shares with an aggregate value up to $241.8 million.
ITEM 5. OTHER INFORMATION
Disclosure of 10b5-1 plans
During the three months ended September 30, 2025, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of
Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1*	Articles of Amendment and Restatement of the Company, dated May 21, 1997	Form 10-Q	August 14, 1997
3.2*	Certificate of Correction of the Company, dated June 20, 1997	Form 10-Q	August 14, 1997
3.3*	Articles of Amendment of the Company, effective as of May 10, 2017	Form 8-K	May 12, 2017
3.4*	Articles of Amendment of the Company, effective as of May 18, 2022	Form 8-K	May 19, 2022
3.5*	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.6*	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.7*	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.8*	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.9*	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.10*	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.11*	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.12*	Articles Supplementary, effective as of May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
3.13*	Amended and Restated Bylaws of the Company (Amended December 6, 2024)	Form 8-K	December 9, 2024
10.1(1)	The Company’s 2000 Deferred Compensation Plan, amended and restated effective as of October 1, 2025	N/A	Filed herewith
22.1	List of Guarantor Subsidiaries of the Company	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101.1
The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2025, formatted in iXBRL (Inline
eXtensible Business Reporting Language): (i) Consolidated Balance Sheets
as of September 30, 2025 and December 31, 2024 (unaudited), (ii)
Consolidated Statements of Operations for the three and nine months ended
September 30, 2025 and 2024 (unaudited), (iii) Consolidated Statements of
Comprehensive Income for the three and nine months ended September 30,
2025 and 2024 (unaudited), (iv) Consolidated Statements of Changes in
Stockholders’ Equity and Noncontrolling Interests for the three and nine months ended September 30, 2025 and 2024 (unaudited), (v) Consolidated
Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 (unaudited), and (vi) Notes to Consolidated Financial Statements
(unaudited)
		N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith
(*) Incorporated by reference.
(1) Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 27, 2025.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Executive Chairman (Principal Executive Officer)

/s/ Peter M. Moglia
Peter M. Moglia Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

/s/ Marc E. Binda
Marc E. Binda Chief Financial Officer and Treasurer (Principal Financial Officer)