Form 10-K
period 2025-12-31
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2026-01-26
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
  (Mark One)  ☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
The aggregate market value of the shares of Common Stock held by non-affiliates of registrant was approximately $12.40 billion based on the closing price for such shares on the New York Stock Exchange on June 30, 2025.
As of January 15, 2026, 173,300,361 shares of common stock were outstanding.
Documents Incorporated by Reference
Part III of this annual report on Form 10-K incorporates certain information by reference from the registrant’s definitive proxy statement to be filed within 120 days of the end of the fiscal year covered by this annual report on Form 10-K in connection with the registrant’s annual meeting of stockholders to be held on or about May 12, 2026.
INDEX TO FORM 10-K
ALEXANDRIA REAL ESTATE EQUITIES, INC.

	PART I	Page

ITEM 1.	BUSINESS ...............................................................................................................................................................................	1
ITEM 1A.	RISK FACTORS ......................................................................................................................................................................	7
ITEM 1B.	UNRESOLVED STAFF COMMENTS ..................................................................................................................................	53
ITEM 1C.	CYBERSECURITY .................................................................................................................................................................	53
ITEM 2.	PROPERTIES .........................................................................................................................................................................	56
ITEM 3.	LEGAL PROCEEDINGS .......................................................................................................................................................	83
ITEM 4.	MINE SAFETY DISCLOSURES ..........................................................................................................................................	83

	PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES ..........................................................................................................	84
ITEM 6.	[RESERVED] ...........................................................................................................................................................................	84
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........................................................................................................................................................................	85
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........................................................	142
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........................................................................................	144
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE .........................................................................................................................................................................	144
ITEM 9A.	CONTROLS AND PROCEDURES ......................................................................................................................................	144
ITEM 9B.	OTHER INFORMATION ........................................................................................................................................................	146
ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS .................................	146

	PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE ...........................................................	147
ITEM 11.	EXECUTIVE COMPENSATION ...........................................................................................................................................	147
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS ...............................................................................................................................................	147
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE ...................	147
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES .......................................................................................................	147

	PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES ...............................................................................................	148
GLOSSARY
The following abbreviations or acronyms that may be used in this document shall have the adjacent meanings set forth below:

ASU	Accounting Standards Update
ATM	At the Market
CIP	Construction in Progress
EPS	Earnings per Share
FASB	Financial Accounting Standards Board
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
FFO	Funds From Operations
GAAP	U.S. Generally Accepted Accounting Principles
HVAC	Heating, Ventilation, and Air Conditioning
IRS	Internal Revenue Service
JV	Joint Venture
LEED®	Leadership in Energy and Environmental Design
Nareit	National Association of Real Estate Investment Trusts
NAV	Net Asset Value
NIH	U.S. National Institutes of Health
NYSE	New York Stock Exchange
REIT	Real Estate Investment Trust
RSF	Rentable Square Feet/Foot
SEC	Securities and Exchange Commission
SF	Square Feet/Foot
SoDo	South of Downtown submarket of Seattle
SOFR	Secured Overnight Financing Rate
SoMa	South of Market submarket of San Francisco
U.S.	United States
VIE	Variable Interest Entity

PART I
Forward-looking statements
Certain information and statements included in this annual report on Form 10-K, including, without limitation, statements containing the words “forecast,” “guidance,” “goals,” “projects,” “estimates,” “anticipates,” “believes,” “expects,” “intends,” “may,”
“plans,” “seeks,” “should,” “targets,” or “will,” or the negative of those words or similar words, constitute “forward-looking statements”
within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of
1934 (“Exchange Act”), as amended. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, the description of risks and uncertainties in “Item 1A. Risk factors” in this annual report on Form 10-K. Additional information regarding risk factors that may affect us is included in “Item 7. Management’s discussion and analysis of financial condition and results of operations” in this annual report on Form 10-K. Readers of our annual report on Form 10-K should also read our SEC and other publicly filed documents for further discussion regarding such factors.
As used in this annual report on Form 10-K, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to
Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. Alexandria®, Lighthouse Design® logo, Building the Future of
Life-Changing Innovation®, That’s What’s in Our DNA®, Labspace®, Megacampus™, Alexandria Center®, Alexandria Technology
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
ITEM 1. BUSINESS
Overview
We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® company, is a best-in-class, mission-driven life science
REIT making a positive and lasting impact on the world. With our founding in 1994, Alexandria pioneered the life science real estate niche. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative Megacampus™ ecosystems in AAA life science innovation cluster locations, including Greater Boston, the San Francisco Bay Area, San Diego, Seattle,
Maryland, Research Triangle, and New York City. As of December 31, 2025, Alexandria has a total market capitalization of
$20.75 billion and an asset base in North America that includes 35.9 million RSF of operating properties and 3.5 million RSF of
Class A/A+ properties undergoing construction.
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
As of December 31, 2025, we had 340 properties in North America consisting of approximately 39.4 million RSF of operating properties and new Class A/A+ development and redevelopment properties under construction, including 47 operating properties and development projects that are held by consolidated real estate joint ventures and three properties that are held by unconsolidated real estate joint ventures. The occupancy percentage of our operating properties in North America was 90.9% as of
December 31, 2025. The 10-year average occupancy percentage of our operating properties as of December 31, 2025 was 95%.
Investment-grade or publicly traded large cap tenants represented 53% of our total annual rental revenue in effect as of
December 31, 2025. Additional information regarding our consolidated and unconsolidated real estate joint ventures is included in
“Item 7. Management’s discussion and analysis of financial condition and results of operations” in this annual report on Form 10-K.
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
•Focusing on opportunities to improve our credit profile;
•Minimizing the amount of debt maturing in a single year;
•Maintaining commitment to long-term capital to fund growth;
•Maintaining low to modest leverage;
•Minimizing variable interest rate risk;
•Generating high-quality, strong, and increasing operating cash flows;
•Selectively selling real estate assets, including land parcels, non-core operating assets, and sales of partial interests, and reinvesting the proceeds into our development and redevelopment projects;
•Allocating capital to Class A/A+ properties located in collaborative Megacampus ecosystems in AAA life science innovation clusters;
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

Competition
In general, other laboratory and technology properties are located in close proximity to our properties. The amount of rentable space available in any market could have a material effect on our ability to rent space and on the rental rates we can achieve for our properties. In addition, we compete for investment opportunities with other REITs, insurance companies, pension and investment funds, private equity entities, partnerships, developers, investment companies, owners/occupants, and foreign investors. Many of these entities have substantially greater financial resources than we do and may be able to invest more than we can or accept more risk than we are willing to accept. These entities may be less sensitive to risks with respect to the creditworthiness of a tenant or the overall expected returns from real estate investments. In addition, as a result of their financial resources, our competitors may offer more free rent concessions, lower rental rates, or higher tenant improvement allowances in order to attract tenants. These leasing incentives could hinder our ability to maintain or raise rents and attract or retain tenants. Competition may also reduce the number of suitable investment opportunities available to us or may increase the bargaining power of property owners seeking to sell. Competition in acquiring existing properties and land, both from institutional capital sources and from other REITs, has been very strong over the past several years; however, we believe we have differentiated ourselves from our competitors. With our founding in 1994, Alexandria pioneered the life science real estate niche. Today, we are the preeminent and longest-tenured owner, operator, and developer of collaborative Megacampus ecosystems in AAA life science innovation cluster locations. We continue to maintain and cultivate many of the most important and strategic relationships in the life science industry.
Segment information
As of December 31, 2025, our operating segments consist of the following geographic markets: Greater Boston, San
Francisco Bay Area, San Diego, Seattle, Maryland, Research Triangle, New York City, and Texas. Refer to Note 18 – “Segment
information” to our consolidated financial statements in Item 15 in this annual report on Form 10-K for additional information.
Regulation
General
Properties in our markets are subject to various laws, ordinances, and regulations, including regulations relating to common areas. We believe we have the necessary permits and approvals to operate each of our properties.
Americans with Disabilities Act
Our properties must comply with Title III of the Americans with Disabilities Act of 1990 (“ADA”) to the extent that such properties are “public accommodations” as defined by the ADA. The ADA may require removal of structural barriers to permit access by persons with disabilities in certain public areas of our properties where such removal is readily achievable. We believe that our properties are in substantial compliance with the ADA and that we will not be required to incur substantial capital expenditures to address the requirements of the ADA. However, noncompliance with the ADA could result in the imposition of fines or an award of damages to private litigants. The obligation to make readily achievable accommodations is an ongoing one, and we continue to assess our properties and make alterations as appropriate in this respect.
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

Human capital
As of December 31, 2025, we had 514 employees. We place a significant focus on building loyalty and trusted relationships across our workforce. We maintain a Business Integrity Policy that applies to all employees, and its receipt and review by each employee is documented and verified annually. To promote an exceptional corporate culture, Alexandria monitors employee satisfaction, actively seeks feedback, and strives to enhance our benefit offerings to meet the needs of our employees. We conduct annual performance reviews and hold regular meetings through our talent management team to gather insights and drive continuous improvements to the overall employee experience.
We recognize that the fundamental strength of Alexandria is driven by the contributions of each team member and that our future growth relies on their continued success. We make substantial efforts to hire, develop, and retain talented employees, and we have an exceptional track record of promoting highly qualified candidates from within the Company. Our executive and senior management teams, represented by 59 individuals at the senior vice president level and above, have an average of 24 years of real estate experience, including 13 years with Alexandria. Moreover, our executive management team alone averages 15 years of experience with the Company. Alexandria’s executive and senior management teams have unique experience and expertise in creating, owning, and operating highly dynamic and collaborative Megacampus ecosystems in key life science cluster locations. These teams include regional market directors with leading reputations and long-standing relationships within the life science community in their respective markets. We believe that our expertise, experience, reputation, and key relationships in the real estate and life science industries provide Alexandria with significant competitive advantages in attracting new business opportunities.
Our ability to retain talent further supports our business continuity and leadership stability. From 2021 to 2025, our voluntary and total turnover rates averaged 4.6% and 9.3%, respectively, which are below the REIT industry averages of 12.0% and 17.0%, respectively, as reported in the 2025 Nareit Compensation & Benefits Survey (data for 2024).
Offering robust benefits to support our employees’ health and overall success
We provide a robust benefits package intended to meet and exceed the needs of our employees and their families. Our company-sponsored benefits cover 100% of insurance premiums for both employees and their dependents and include a wide range of offerings, such as a high-coverage, low-deductible preferred provider organization (“PPO”) medical plan, PPO dental and orthodontia coverage, a vision plan, a comprehensive prescription drug program, infertility and family planning benefits, short-term and long-term disability benefits, and life and accidental death and dismemberment coverage.
Investing in professional development and training
We provide meaningful opportunities for growth and development through a variety of learning opportunities, including development programs that leverage one-on-one support, social learning, instructor-led trainings, on-demand trainings and resources, and a highly utilized mentoring program. Development programs and trainings cover topics such as leadership development, project management, business writing, change management, interviewing, presentations, productivity, goal setting, delegation, communication, and feedback. Our mentoring program enables employees to partner with senior leaders throughout the organization for support and career guidance.

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
•We face risks and liabilities associated with our investments (including those in connection with short-term liquid investments) and the companies in which we invest (including properties owned through partnerships, limited liability companies, and joint ventures, as well as through our non-real estate venture investment portfolio), which expose us to risks similar to those of our tenant base and additional risks inherent in venture capital investing. We may be limited in our ability to diversify or monetize our investments.
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
Risks related to government and global factors
•Actions, policy, or key leadership changes in government agencies, or changes to laws or regulations, including those related to tax, accounting, debt, derivatives, government spending, or funding (including those related to the FDA, the
NIH, the SEC, and other agencies), support of early stage research, FDA effectiveness, tariffs, and drug and healthcare pricing, costs, and programs could have a significant negative impact on the overall economy, our tenants and companies in which we invest, and our business.
•Partial or complete government shutdown resulting in temporary closures of agencies could adversely affect our tenants
(some of which are also government agencies) and the companies in which we invest, including delays in the commercialization of such companies’ products, decreased funding of research and development (“R&D”), or delays surrounding approval of budget proposals.
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
•The enactment of legislation, including the Inflation Reduction Act of 2022 (“IRA”), may adversely impact our financial condition and results of operations.
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
Our properties are subject to increases in operating expenses, including insurance, property taxes, utilities, administrative costs, and other costs associated with security, landscaping, and repairs and maintenance of our properties. As of December 31, 2025, approximately 92% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate and other rent-related taxes, insurance, utilities, security, common area expenses, and other operating expenses
(including increases thereto) in addition to base rent.
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
As of December 31, 2025, approximately 97% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3% that were either fixed or indexed based on the CPI or another index. We have long-term lease agreements with our tenants, of which 3%–12% (based on occupied RSF) expire each year. We believe that these annual lease expirations allow us to reset these leases to market rents upon renewal or re-leasing and that annual rent escalations within our long-
term leases are generally sufficient to offset the effect of inflation on non-recoverable costs, such as general and administrative and interest expenses. However, during inflationary periods in which the inflation rate exceeds the annual rent escalation percentages within our lease contracts, these rate escalations or the resetting of rents from our renewal and re-leasing activities may not adequately offset the impact of inflation.
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
Our operating expenses, with the exception of ground lease rental expenses, are typically recoverable through our lease arrangements, which allow us to pass through substantially all expenses associated with property taxes, insurance, utilities, security, repairs and maintenance, and other operating expenses (including increases thereto) to our tenants. As of December 31, 2025, approximately 92% of our existing leases (on an annual rental revenue basis) were triple net leases, which allow us to recover operating expenses, and approximately 92% of our existing leases (on an annual rental revenue basis) also provided for the recapture of capital expenditures. Our remaining leases are generally gross leases, which provide for recoveries of operating expenses above the operating expenses from the initial year within each lease.

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
Our general and administrative expenses consist primarily of compensation costs, technology services, and professional service fees. Annually, our employee compensation is adjusted to reflect merit increases; however, to maintain our ability to successfully retain and compete for the best talent, especially in a talent shortage environment, rising inflation rates may require us to provide compensation increases beyond historical annual merit increases, which may unexpectedly and/or significantly increase our compensation costs. Similarly, technology services and professional service fees are also subject to the impact of inflation and generally increase proportionately with increasing market prices for such services. Consequently, inflation may increase our general and administrative expenses over time.
During inflationary periods, interest rates have historically increased. For instance, to control the rate of inflation, the Board of
Governors of the Federal Reserve System (the “U.S. Federal Reserve”) raised its benchmark federal funds rate from nearly zero in
March 2022 to a range between 3.50% and 3.75% as of December 31, 2025. Interest rates at elevated levels could increase our financing costs over time, either through near-term borrowings on our variable-rate unsecured senior line of credit and commercial paper program, refinancing of our existing borrowings, or the issuance of new debt. In addition, elevated market interest rates may result in a decrease in the value of our real estate and could also adversely affect the securities markets in general, which could impact the market price of our common stock without regard to our operating performance. Any such unfavorable changes to our borrowing costs and stock price could significantly impact our ability to raise new debt and equity capital going forward.
Additionally, inflationary pricing may increase the construction costs necessary to complete our development and redevelopment projects, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. These pressures are expected to intensify in 2026 due to tariff‑driven material‑cost volatility. Certain increases in the costs of construction materials, however, can often be managed in our development and redevelopment projects through either (i) general budget contingencies built into our overall construction costs estimates for each of our projects or (ii) guaranteed maximum price construction contracts, which stipulate a maximum price for certain construction costs and shift inflation risk to our construction general contractors. However, it is not guaranteed that our budget contingencies would accurately account for potential construction cost increases. Nor is it guaranteed that our general contractors would be able to absorb such increases in costs and complete our construction projects timely, within budget, or at all.
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
Our unsecured senior line of credit restricts our ability to engage in certain business activities.
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
The market price and volatility of our common stock may be adversely affected by our financial performance, our ability to meet market expectations, and a wide range of external factors outside of our control.
Our actual financial results may differ materially from expectations and/or the guidance we provide. Failure to meet market expectations, including with respect to earnings estimates, funds from operations per share, operating cash flows, and revenues, or the occurrence of a wide range of operational and external factors beyond our control, including, but not limited to, those provided below, has adversely affected, and may in the future adversely affect the market price and volatility of our common stock:
•The status of the economy;
•Fluctuations due to general market volatility;
•The condition of the financial and banking industries, disruptions in the banking sector, or failures of financial institutions that we or our tenants may or may not have business relationships with;
•The availability and cost of debt and/or equity capital and changes in financing terms available to us;
•Our ability to execute planned asset dispositions at our targeted pricing levels and to effectively reinvest the resulting proceeds in a manner that supports our strategic and financial objectives;
•Adverse market reaction to any additional debt we incur or equity we raise in the future;
•General stock and bond market conditions, including changes in interest rates on fixed-income securities, that may lead prospective stockholders to demand a higher annual yield from future dividends;
•Actual or anticipated capital requirements;
•The amount and timing of debt maturities and other contractual obligations;
•The condition of our balance sheet;
•Actual or anticipated variations in our quarterly or annual operating results, dividends, net income, funds from operations, or guidance;
•Actual or anticipated changes in rental rates, leasing activity, occupancy levels, or real estate valuations;
•Our ability to re‑lease space at similar rates as leases expire;
•Our ability to successfully complete developments or redevelopments of properties for lease on time and/or within budget;
•Our ability to procure third‑party suppliers or providers of necessary construction materials for our developments and redevelopments of properties;
•Unanticipated difficulties and/or expenditures relating to future acquisitions;
•Changes in our analyst ratings;
•Changes in our corporate credit ratings or credit ratings of our debt or other securities;
•Additions, departures, or other announcements regarding our key management personnel and/or the Board of Directors;
•Changes in market valuations of similar companies;
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
•Other legal and operational matters, including REIT qualification and key management personnel recruitment and retention;
•Global market factors adversely affecting the U.S. economic and political environment;
•Terrorist activity adversely affecting the markets in which our securities trade, possibly increasing market volatility and causing the further erosion of business and consumer confidence and spending; and
•The realization of any of the other risk factors included in this annual report on Form 10-K.
Any of these factors may adversely affect the market price and volatility of our common stock.
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
Our Board of Directors determines future distributions based on a number of factors, including, but not limited to:
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
On December 3, 2025, our Board of Directors declared a quarterly cash dividend of $0.72 per common share for the fourth quarter of 2025, representing a $0.60, or 45%, reduction from the dividend declared for the third quarter of 2025. Our Board of Directors may reduce or suspend our quarterly dividends in the future. Any further reduction in distributions to stockholders may further negatively impact our stock price.
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
We have a small portfolio of operating properties in Canada. Activities outside the U.S. involve risks that are different from those we face with respect to our domestic properties and operations. These risks include, but are not limited to:
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
•Our partners may have economic or other business interests or goals that are inconsistent with our business interests or goals and that could affect our ability to lease or re-lease, develop or redevelop, and operate properties, or maintain our qualification as a REIT;
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

In addition, in some of our real estate joint ventures, predominantly consolidated, our partners hold contractual rights that allow them to sell their interests, initiate a buy/sell process, or force the sale of a property. As of December 31, 2025, the aggregate noncontrolling interest balance in our consolidated balance sheet is $3.63 billion. In six consolidated real estate joint ventures with aggregate noncontrolling interests of approximately $1.17 billion, our partners currently have the ability to exercise these rights. In 16 other consolidated real estate joint ventures with aggregate noncontrolling interests of approximately $1.91 billion, these rights become exercisable upon the expiration of respective lockout provisions during 2026 through 2031.
If a joint venture partner elects to initiate a transaction relating to its interest in the joint venture or the property, we generally have a right of first refusal or buy right which may allow us to achieve full ownership of the property. However, if we decline to exercise such right, the partner generally has a right to sell to a third party or force a sale of the property with minimal to no input from us.
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
We have consolidated and unconsolidated real estate joint ventures in which we share certain ownership and decision-making powers with one or more parties. Our joint venture partners must agree in order for the applicable real estate joint venture to take specific major actions, including budget approvals, acquisitions, sales of assets, debt financing, execution of lease agreements, and vendor approvals. Under these joint venture arrangements, any disagreements between our partners and us may result in delayed or unfavorable decisions. Our inability to take unilateral actions that we believe are in our best interests may result in missed opportunities and an ineffective allocation of resources and could have an adverse effect on the financial performance of our real estate joint ventures and our operating results.
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
As a part of Alexandria’s risk management program, we maintain all-risk property insurance for our portfolio to mitigate risks posed by extreme weather events, natural disasters (including floods, wildfires, earthquakes, and wind events), and terrorism. Our all-
risk property insurance currently provides a $2.0 billion per-occurrence limit for our operating portfolio. However, it may not fully cover all potential losses. There is no assurance that we will maintain current levels of insurance coverage in the future.
A significant portion of our real estate portfolio is located in seismically active regions, including the San Francisco Bay Area,
San Diego, and Seattle, and a damaging earthquake in any region could significantly impact multiple properties. For these properties, we have obtained earthquake insurance in an amount and with deductibles we believe are commercially reasonable. For properties in
California, coverage is $335 million per occurrence and has an annual aggregate limit, subject to a 5% deductible of the property’s replacement value. For the Seattle region, the coverage is $200 million per occurrence and has an annual aggregate limit, subject to a
2% deductible. Nevertheless, a major earthquake in any region could lead to substantial losses, potentially exceeding our insurance coverage and resulting in material aggregate deductible amounts. This could adversely affect our business, financial condition, results of operations, and cash flows.
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
If we experience a loss at any of our properties that is not covered by insurance, exceeds our insurance policy limits, or is subject to a policy deductible, we could lose the capital invested in the affected property and, possibly, future revenues from that property. In addition, we could continue to be obligated on any mortgage indebtedness or be responsible for other obligations related to the affected properties. All of our wholly owned properties, including properties partially owned through real estate joint ventures that are managed by our joint venture partners, carry comprehensive liability, fire, extended coverage, and rental loss insurance.
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
We depend upon the services and contributions of relatively few executive and senior officers. The loss of services or contributions of any one of them may adversely affect our business, financial condition, and prospects. We use the extensive personal and business relationships that members of our management have developed over time with owners of life science properties and with major tenants and venture investment portfolio companies in the life science industry. We cannot assure our stockholders that our executive and senior officers will remain employed with us. In California and certain other regions where we have operations, there is intense competition for individuals with skill sets needed for our business. Moreover, in California, where our headquarters and many of our properties are located, high state and local taxes and increased home prices contribute to a high cost of living, which may impair our ability to attract and retain employees locally in the future. Due to the long-term nature of our investments and properties, we are unable to predict and may be unable to effectively control such costs. If we do not succeed in attracting new personnel and retaining and motivating existing personnel, our business may suffer, and we may be unable to implement our current initiatives or grow effectively.

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
We rely on a limited number of vendors to provide key services, including, but not limited to, utilities, security, and construction services, at certain of our properties. Our business and property operations may be adversely affected if key vendors fail to adequately provide key services at our properties as a result of natural disasters (such as fires, floods, earthquakes, etc.), power interruptions, bankruptcies, war, acts of terrorism, public health emergencies, cyberattacks, pandemics, or other unanticipated catastrophic events. If a vendor encounters financial difficulty such as bankruptcy or otherwise becomes unable to provide critical utilities, security, construction, or other essential services, we may experience significant interruptions in service and disruptions to business operations at our properties, incur remediation costs, and become subject to claims and damage to our reputation.
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
We cannot assure our stockholders that our life science industry tenants or venture investment portfolio companies will be able to develop, manufacture, market, or sell their products and technologies due to the risks inherent in the life science industry. Any life science industry tenant or venture investment portfolio company that is unable to avoid, or sufficiently mitigate, the risks described above may have difficulty making rental payments or satisfying its other lease obligations to us or may have difficulty maintaining the value of our investment. Such risks may also decrease the credit quality of our life science industry tenants and venture investment portfolio companies or cause us to expend more funds and resources on the spaces leased by these tenants than we originally anticipated. The increased burden on our resources due to adverse developments relating to our life science industry tenants may cause us to achieve lower-than-expected yields on the spaces leased by these tenants. Negative news relating to our more significant life science industry tenants and venture investment portfolio companies may also adversely impact our stock price.

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
On July 3, 2025, the U.S. House of Representatives and the Senate passed the One Big Beautiful Bill Act, which the U.S.
President signed into law on July 4, 2025 (the “OBBB Act”). Among other things, the OBBB Act:
•Changed the business interest expense limitation from 30% of EBIT to 30% of EBITDA. This limitation does not apply to, among others, real property businesses electing out of such restriction. We generally believe our business activities qualify as real property businesses, but businesses conducted by our taxable REIT subsidiaries may not qualify;
•Restored and made permanent 100% bonus depreciation for qualified short-lived business property placed in service after
January 19, 2025;
•Created Section 174A of the Internal Revenue Code, which reinstated 100% expensing for domestic research and experimental expenditures;
•For individuals, made permanent a deduction equal to 20% of certain income from pass-through entities, including ordinary dividends distributed by a REIT (excluding capital gain dividends and qualified dividend income), which was set to expire after 2025; and
•Made permanent many of the provisions of the 2017 Tax Cuts and Jobs Act that were set to expire at the end of 2025.

The long-term impact of the OBBB Act on the overall economy, government revenues, our tenants, us, and the real estate industry cannot be reliably predicted. Furthermore, the OBBB Act may negatively impact certain of our tenants’ operating results, financial condition, and future business plans. The OBBB Act may also result in reduced government revenues, and therefore reduced government spending, which may negatively impact some of our tenants that rely on government funding. There can be no assurance that the OBBB Act will not negatively impact our operating results, financial condition, and future business operations.
Changes to U.S. tax laws that may be enacted in the future, including changes that may be introduced from time to time as a result of a change in administration of the U.S. government, could negatively impact the overall economy, government revenues, the real estate industry, our tenants, and us in ways that cannot be reliably predicted. There can be no assurance that future changes to the
U.S. tax laws or regulatory changes will not be proposed or enacted that could impact our business and financial results. The REIT rules are regularly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, which may result in revisions to regulations and interpretations in addition to statutory changes. If enacted, certain of such changes could have an adverse impact on our business and financial results.
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
The current U.S. administration has from time to time discussed, and may propose potential changes to the ACA and other healthcare programs. In 2025, the administration also initiated multiple healthcare‑system policy actions affecting drug pricing, federal agency operations, and reimbursement frameworks, creating materially increased uncertainty for tenants in the life science, healthcare, and pharmaceutical sectors. It is unclear how any such healthcare reports or other policy changes, if implemented, will impact our business. It is also unknown what other changes will be implemented through the U.S. Congress or future executive orders and how these would impact our tenants. We also face risks related to potential furloughs or shutdown contingency operations of government employees, which could delay regulatory approvals and impact tenant operations. Government and other regulatory oversight and future regulatory and government interference with the healthcare systems may adversely impact our tenants’ businesses and our business.
U.S. government tenants may not receive anticipated appropriations, which could hinder their ability to pay us.
U.S. government tenants are subject to government funding. If one or more of our U.S. government tenants fail to receive anticipated appropriations, we may not be able to collect rental amounts due to us. A significant reduction in federal government spending, particularly a sudden decrease due to tax reform or a sequestration process, which has occurred in the past and may occur again in the coming years, could also adversely affect the ability of these tenants to fulfill lease obligations or decrease the likelihood that they will renew their leases with us. In addition, budgetary pressures have resulted in, and may continue to result in, reduced allocations to government agencies that fund research and development activities, such as the NIH. Past proposals to reduce budget deficits have included reduced NIH and other research and development budgets. Any shift away from the funding of research and development or delays surrounding the approval of government budget proposals may cause our tenants to default on rental payments or delay or forgo leasing our rental space, which could adversely affect our business, financial condition, or results of operations.
Additionally, the inability of the U.S. Congress to enact a budget for a future fiscal year or the occurrence of partial or complete U.S.
federal government shutdowns could adversely impact demand for our services by limiting federal funding available to our tenants and their customers. In addition, defaults under leases with U.S. government tenants are governed by federal statute and not by state eviction or rent deficiency laws. As of December 31, 2025, leases with U.S. government tenants at our properties accounted for approximately 1.5% of our aggregate annual rental revenue in effect as of December 31, 2025.

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
Domestic and international policy shifts may introduce considerable uncertainty to the macroeconomic and regulatory landscape in which we, our tenants, and our venture investment portfolio companies operate. Our tenants and our venture investment portfolio companies include entities in the pharmaceutical, biotechnology, medical device, life science, and related industries, academic and private institutions, and government institutions that determine their R&D budgets based on several factors, including the availability of government and other funding and the reliability and operational efficiency of public regulatory institutions.
Since January 2025, the U.S. administration has implemented and proposed substantial policy changes that affect federal health agencies, research funding, public health priorities, and international trade. Several of these actions were later modified, paused, or limited by courts or subsequent agreements, but they continue to create material uncertainty for planning, capital allocation, and tenant demand across the life science ecosystem.
Reductions in FDA workforce
In 2025, the FDA laid off approximately 3,500 employees, representing approximately 19% of its workforce at the beginning of the year, with certain actions later modified or reversed. These reductions have created additional uncertainty and delay in drug and device approval processes, which may negatively impact our tenants’ operations and demand for our life science space. Such disruptions could lead to setbacks in research and development timelines, negatively impacting life science companies’ ability to advance their pipelines, secure investor funding, or achieve commercial viability, which could severely affect their operations and financial performance and, as a result, adversely impact our operating and financial results.
Restructuring and workforce reductions at the CDC
In 2025, the U.S. Centers for Disease Control and Prevention (“CDC”) underwent a significant restructuring and workforce reduction, including the dismissal of key scientific and policy personnel and operational changes affecting certain programs, with some actions later modified or reversed. These developments have raised concerns among public health and industry stakeholders about the agency’s capacity to maintain vaccine oversight, coordinate immunization programs, and respond to emerging infectious disease threats. Reduced CDC staffing and operational realignments may disrupt the collection and dissemination of critical epidemiological data, delay updates to vaccination guidelines, and impair public confidence in vaccine safety. For our tenants and venture investment portfolio companies operating in the vaccine research, development, and manufacturing sectors, diminished CDC engagement could lead to uncertainty in regulatory expectations, lower vaccine uptake rates, and delay the adoption of new immunization technologies.
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

•NIH budget freeze and workforce cuts. On January 27, 2025, the U.S. administration issued a memorandum to suspend
NIH grant funding, freezing much of the NIH’s nearly $48 billion budget for 2025. Though the suspension was eventually blocked and reversed, during the first half of 2025, the NIH laid off approximately 5,000 employees and contractors across its approximately 20,000-person workforce.
In May 2025, the White House introduced a budget proposal for fiscal year 2026 that would reduce the NIH budget by approximately 40%, from $48 billion to $27.5 billion. Congress has not enacted this proposal, and, because no fiscal year
2026 appropriations bill has been passed to date, NIH funding currently remains at 2024 levels under a continuing resolution. In addition, on January 5, 2026, the U.S. Court of Appeals for the First Circuit affirmed a nationwide injunction blocking the administration’s attempt to impose a 15% cap on indirect cost reimbursements for NIH grants, preventing a significant reduction in research funding from taking immediate effect. Nevertheless, if Congress ultimately adopts material reductions to the NIH budget or similar funding restrictions are pursued through future legislative or administrative actions, federal support for early‑stage scientific research could decline. Such reductions could slow the formation and growth of life science companies, diminish U.S. competitiveness in biomedical innovation, and negatively impact long‑term demand for our specialized life science real estate.
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
•15% cap on indirect cost reimbursements of all NIH grants. On February 7, 2025, the NIH introduced a policy limiting indirect cost reimbursements to 15% for all NIH grants, representing a significant reduction from historic levels, which were approximately double that rate on average, and in some cases significantly higher. On January 5, 2026, the U.S.
Court of Appeals for the First Circuit affirmed that NIH’s 15% cap violates federal law and U.S. Department of Health and
Human Services (“HHS”) regulations, leaving negotiated Facilities & Administrative (“F&A”) rates in place. While this ruling preserves institution‑specific negotiated F&A reimbursements for now, prior uncertainty prompted contingency measures at several U.S. research universities, and the administration has signaled it may pursue policy changes through other channels. This threatens to substantially impact the ability of U.S. research institutions to support their infrastructure and administrative costs, including their ability to lease life science facilities.
A coalition of 22 state attorneys general, along with organizations including the Association of American Medical Colleges, filed lawsuits challenging the NIH’s policy changes, particularly the 15% cap on indirect costs. On April 7, 2025, a federal court issued a permanent injunction blocking the enforcement of this cap, and on January 5, 2026, the U.S. Court of Appeals for the First Circuit
affirmed the earlier ruling. However, the U.S. administration has signaled its intent to appeal and/or pursue similar funding restrictions through future legislative or administrative actions. If implemented, any such funding cap could negatively impact tenants that depend on grant funding for their operations. It could also reduce the financial resources available to such tenants, forcing them to scale back operations, reduce leased space, or delay their plans for lease expansion.
Termination of federal research funding has already led to reductions in postdoctoral hiring and the closure of critical programs at prominent U.S. academic institutions. Moreover, recent changes to visa and immigration rules have introduced new uncertainty around the ability of international graduate students and postdoctoral researchers to remain in the U.S. following graduation. Many of these individuals represent years of training investment and historically have formed a key segment of the U.S. biotechnology workforce. As limitations on their residency and employment take effect, a growing share of talent is migrating to foreign markets. The
U.S. life science real estate market has historically benefited from robust domestic R&D activity and venture capital investment.
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
Drug pricing regulation — Most-Favored-Nation Executive Order
On May 12, 2025, President Trump issued an executive order titled “Delivering Most-Favored-Nation Prescription Drug Pricing
to American Patients,” directing the U.S. HHS to set U.S. drug price benchmarks at the lowest prices paid in comparable developed countries. Although the President projected price reductions of 30%–80%, most reforms would require formal rulemaking and are likely to face legal obstacles. In July 2025, the White House sent letters to the chief executive officers of 17 major drug manufacturers, demanding compliance within 60 days and noting that noncompliance could result in the federal government's enforcement through
"every tool in our arsenal." Recently, the Trump administration and AstraZeneca and Pfizer reached public agreements under which both companies will offer many drugs at “most-favored-nation” (“MFN”) pricing through Medicaid and via a new direct-to-consumer platform, and in return AstraZeneca and Pfizer will receive a three-year tariff reprieve. While these developments signal accelerating government pressure on industry pricing, they also inject significant ambiguity into commercial forecasts for pharmaceutical and biotechnology firms. If widely adopted, MFN pricing could materially compress margins, reduce investment in R&D, and suppress expansions by our life science tenants, adversely impacting demand for laboratory and related technical office space and manufacturing space and thereby posing downside risk to property income and investment valuations.
Reductions in Medicaid funding under the OBBB Act
On July 4, 2025, the OBBB Act was signed into law. Included in the bill is an estimated $1 trillion in cuts to Medicaid spending, implemented through Medicaid work requirements, patient cost-sharing, and a phase-down of Medicaid provider taxes and state-
directed payments. Such reductions in Medicaid spending could result in lower revenue for some of our life science tenants, adversely impacting their financial performance and potentially resulting in reduced life science investment and real estate requirements.
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
Additionally, the U.S. biopharmaceutical sector is increasingly sourcing innovative assets from China, with over one-third of in-
licensed molecules at major U.S. pharmaceutical companies now originating from Chinese firms. If biopharmaceutical companies increasingly rely on acquiring or in-licensing assets from China instead of those developed in the U.S., it could negatively impact the fundamentals of the U.S. biotechnology market, leading to reduced investment and fewer U.S.-based biotechnology companies. Should this occur, demand for domestic laboratory space could decline.
Tariff escalation, trade disruption, and financial market instability
Beginning in March 2025, the U.S. government implemented a series of trade actions that have reshaped global economic relations and triggered market volatility, specifically:
•On February 1, 2025, President Trump signed executive orders imposing a 25% tariff on certain imports from Mexico and
Canada and a 10% tariff on all products from China.
•On March 3, 2025, the President increased tariffs on all products from China from 10% to 20%. He also implemented new
25% tariffs on certain additional imports from Mexico and Canada.
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
•On September 25, 2025, President Trump announced, effective October 1, 2025, pharmaceutical manufacturers would be subject to a 100% tariff on all branded and patented drugs imported into the U.S. The President stated that manufacturers could avoid these tariffs by establishing U.S.-based production operations, with qualifying activity defined as either projects that have broken ground or are already under construction. The measure excludes generic drugs and exempts companies actively developing or constructing domestic manufacturing facilities.

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
Second, macroeconomic volatility and restricted access to capital markets may impair our ability to fund new developments and redevelopments, raise new debt or equity capital at favorable terms, and impact pricing on dispositions. Rising construction costs and supply chain disruptions could delay project completions, reduce development yields, and impact the timing of rental income generation. Additionally, if tenants are unable to absorb higher operating costs or pass them on to customers, their financial health may deteriorate, increasing the risk of lease defaults or renegotiations.
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
Life science industry dynamics
The life science industry is undergoing a prolonged period of structural and cyclical challenges that may materially and adversely affect our business, financial condition, and results of operations. The venture capital ecosystem that supports early-stage platform development has experienced several years of contraction as investors look to more de-risked later-stage assets that may not require significant R&D laboratory requirements. Additionally, historical performance data increasingly shows that life science venture capital returns have underperformed relative to technology-focused funds and broader public market indices. While a small number of firms have consistently outperformed, the majority of life science-focused funds have delivered uneven results, leading institutional investors, including endowments, foundations, and pension funds, to reassess their long-term allocations to the sector.
This reassessment may result in a long-term reduction in capital available to private biotechnology companies, which represent a meaningful portion of our tenant base. The high failure rate of private biotechnology companies, coupled with the increasing cost and complexity of drug development, has led many investors to shift their focus toward more de-risked clinical-stage assets, often sourced internationally. As a result, fewer early-stage private biotechnology companies may be formed and funded in the U.S., which may reduce demand for the specialized laboratory space we provide across our portfolio.

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
To address these risks, we have employed and may continue to employ a range of mitigating strategies, including:
•Deepening relationships with top-tier venture capital firms and academic institutions to identify and support high-potential tenants earlier in their life cycle.
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
•Convening influential stakeholders through our industry-leading Alexandria Summit® event series, which brings together key decision makers, life science thought leaders, venture capital firms, members of Congress, regulatory agency executives, and other policymakers to prioritize diseases with unmet needs and advance the development of novel effective therapies.
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
In September 2025, Congress failed to enact a budget for the upcoming fiscal year, which resulted in a partial government shutdown that lasted for 43 days. The shutdown affected certain key agencies at the federal government level, resulting in partial closures of operations. During a shutdown, the FDA maintains critical operations but may be unable to accept or process new drug applications. The NIH and CDC may experience staffing furloughs, suspended operations, and delayed reviews of grant applications.
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
We cannot predict the timing or duration of appropriation lapses or the extent of any public policy changes. If a government shutdown occurs, our business and that of our tenants and our venture investment portfolio companies could be adversely affected.
These risks may also impact our overall liquidity, our borrowing costs, or the market price of our common stock.
Changes in laws and regulations that control drug pricing for government programs may adversely impact our operating results and our business.
On August 22, 2022, the Inflation Reduction Act of 2022 was signed into law. This legislation allows, for the first time ever, the
U.S. HHS to negotiate Medicare drug prices directly with manufacturers. Specifically, the law requires manufacturers to charge a negotiated “maximum fair price” for select drugs covered by Medicare Part B and Part D or be subject to an excise tax for noncompliance, introduces penalties for drug manufacturers that increase drug prices over the rate of inflation, and caps additional out-
of-pocket expenses for Medicare beneficiaries.
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
Certain of our properties are also located along shorelines and may be vulnerable to coastal hazards, such as water stress, severe weather patterns, and storm surges. In addition, properties in certain regions may face heightened exposure to wildfire and drought conditions, which can lead to water stress and increased risk of property damage or operational disruption. Over time, these conditions could result in declining demand for space at our properties, delays in construction, resulting in increased construction costs, or in our inability to operate the buildings at all. Climate change and severe weather may also have indirect effects on our business by increasing the cost of, or decreasing the availability of, property insurance on terms we find acceptable, by increasing the costs of energy, maintenance, repair of water and/or wind damage, and snow removal at our properties.
On March 6, 2024, the SEC adopted new standards that would require quantitative disclosures of certain climate-related metrics and greenhouse gas (“GHG”) emissions, including within the footnotes to our consolidated financial statements, which were originally set to take effect in May 28, 2024. However, on April 4, 2024, the SEC issued an order to stay these rules pending judicial review following legal challenges. In March 2025, the SEC voted to withdraw its defense of the rules, and since that time it has maintained the stay. As of the date of this report, the rules remain stayed indefinitely, and their future implementation is uncertain.
In addition, California introduced climate-related reporting requirements under the Climate Corporate Data Accountability Act
(SB 253) and the Climate-Related Financial Risk Act (SB 261), which were signed into law in October 2023. SB 253 requires companies doing business in California to report their greenhouse gas emissions (Scope 1 and 2, and later Scope 3) according to a schedule to be implemented through rulemaking by the California Air Resources Board (“CARB”). SB 261 requires covered companies to prepare biennial climate‑related financial risk reports; however, a court order has delayed implementation of SB 261 pending appeal, and CARB has indicated it will not enforce the January 1, 2026 deadline while the injunction remains in effect.

In August 2022, the U.S. Congress enacted the Inflation Reduction Act of 2022, which directed nearly $400 billion of federal spending toward reducing carbon emissions and funding clean energy over the next 10 years and was designed to encourage private investment in clean energy, transport, and manufacturing. Since its inaugural year in 2023, nearly $500 billion in new green investments and 334,000 new green jobs across the U.S. have been attributed to the IRA. However, long-term impacts and benefits, if any, resulting from the IRA are still to be determined.
Numerous states and municipalities have adopted state and local laws and policies on climate change and emission reduction targets impacting the building sector. For example, certain cities, including Boston, Cambridge, New York, and Seattle, have adopted or are implementing requirements relating to GHG emissions associated with building operations. Some municipalities, including the Cities of New York and San Francisco, have also implemented electrification and/or restrictions on certain natural-gas uses in certain new construction projects.
Following the 2024 U.S. elections and changes in U.S. federal policy priorities, developments may create regulatory uncertainty with respect to climate change policy. For example, in January 2025, the U.S. submitted notice of withdrawal from the Paris
Agreement, marking a significant shift in U.S. climate policy. It remains unclear what further actions with respect to domestic and international programs and initiatives will be taken and what support U.S. policymakers would have for any potential changes to such legislative programs and initiatives in the U.N. or the U.S. Congress.
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
Nearly 33% of the properties we own and operate are located in California, where climate change has been linked to the progressively warmer and drier weather associated with ideal conditions for highly destructive wildfires. For example, most of our properties located in our San Francisco Bay Area market depend on PG&E for the delivery of electric and gas services. In January
2019, in response to potential liabilities arising from a series of catastrophic wildfires that occurred in Northern California in 2017 and
2018, PG&E initiated voluntary reorganization proceedings under Chapter 11 of the U.S. Bankruptcy Code. While PG&E emerged from bankruptcy in July 2020, there is no guarantee that PG&E will be able to sustain safe operations and continue to provide consistent utilities services. During periods of high winds and high fire danger in recent fire seasons, PG&E has preemptively shut off power to areas of Central and Northern California. The shutoffs were designed to help guard against fires ignited in areas with high winds and dry conditions. PG&E has warned that it may have to employ shutoffs while the utility company addresses maintenance issues. Future shutoffs of power may impact the reliability of access to a stable power supply at our properties. There is no guarantee that in the future climate change and severe weather will not adversely affect PG&E or any of our other key vendors, which in turn could have a material adverse effect on our properties and our tenants’ operations, as well as on our financial condition, results of operations, and cash flows.
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
•Investment-grade renewable energy projects available for contracting by 2030 have declined due to interconnection delays, transmission constraints, and rising demand from large buyers. Contract costs have increased, driven by higher material and labor costs, tariffs, extended interconnection timelines, and competition. Additionally, changes in federal, state, and local laws, incentive programs, and tax credits, as well as volatility in renewable energy credit markets are risks that may impact project economics and timelines.  Such changes in the availability, costs, regulatory environment, and market dynamics for renewable energy may impact our ability to procure renewable energy to reduce GHG emissions from purchased electricity.

•Our tenants may be unwilling or unable to accept potential incremental expenses associated with sustainability programs, including expenses to procure renewable electricity, and comply with requirements stipulated under building certification standards such as LEED, Fitwel, and WELL.
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
We and the third parties with whom we work are subject to evolving privacy and information security laws, regulations, policies, and contractual obligations related to data privacy and security. Changes to these requirements, or actual or perceived noncompliance by us or the third parties with whom we work, could subject us to fines or penalties, increased costs of doing business, compliance risks, and potential liability and could materially and adversely affect our business, financial condition, and results of operations.
In the ordinary course of business, we process personal information and other sensitive data, including that of our tenants, vendors, and employees. As such, we are subject to numerous data privacy and security obligations, including laws, regulations, external and internal data privacy and security policies, and contractual requirements.
In the U.S., federal, state, and local governments have enacted numerous data privacy and security laws. For example, the
California Consumer Privacy Act of 2018, as amended (“CCPA”), applies to personal information of job applicants, employees, and independent contractors who are California residents and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages.
We have taken actions to proactively enhance our handling of personal information, including, but not limited to:
•Updating external and internal privacy notices and policies;
•Implementing procedures to comply with the CCPA, including procedures to effectively address potential requests from
California residents, including our employees, regarding their personal information;
•Revising our document retention policy to minimize the storage of information subject to the CCPA; and
•Amending contracts with our partners and vendors to incorporate data use restrictions, security measures, and other required provisions.
However, there is no guarantee that we will adequately address the requirements of the CCPA, or evolving laws in other jurisdictions.
Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal information. For example, some of our data processing practices have been and may in the future be subject to challenges or lawsuits under data privacy and communications laws, including for example under wiretapping laws, if we share personal information with third parties through various methods, including cookies or via third-party marketing pixels. These practices may be subject to increased challenges by class action plaintiffs. Our inability or failure to obtain consent for these practices could result in adverse consequences, including class action litigation and mass arbitration demands.

Our employees and personnel use generative artificial intelligence (“AI”) and/or automated decision-making technologies to perform their work, and the disclosure and use of personal information in AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.
We publish privacy policies, marketing materials, and other statements concerning data privacy and security. Regulators in the
U.S. are increasingly scrutinizing these statements, and if these policies, materials, or statements are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.
The data privacy and security landscape is becoming increasingly complex. Differing regulations may result in inconsistent applications and interpretations across multiple jurisdictions. As such, we may be required to devote significant resources and implement or significantly change existing technologies, systems, or practices in order to prepare for and comply with new regulations.
Our actual or perceived failure to comply with applicable federal, state, and local privacy laws could lead to:
•Damage to our reputation;
•Increased remediation and compliance costs;
•Government investigations and enforcement actions;
•Fines, penalties, or litigation, including class actions;
•Challenges in raising capital; and
•Inability to execute on our business strategy, including our growth plans.
Changes in the aforementioned laws and obligations may subject us to increased compliance risks and potential liability, and materially and adversely impact our business, financial condition, and results of operations.
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
Information technology, communication networks, enterprise applications, and related systems, including those in our properties, are essential to the operation of our business. In the ordinary course of our business, we use these systems to service our tenants, manage our tenant and vendor relationships, and for internal communications, accounting, financial reporting, record-keeping, and many other key aspects of our business. These operations rely on the secure collection, storage, transmission, and other processing of confidential and other sensitive data in our computer systems and networks and subject us, and the third parties with whom we work, to a variety of evolving threats, including, but not limited to, ransomware attacks, which could cause security incidents.
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
Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments. Ransomware and similar attacks that adversely impact the operations of our properties could adversely impact our tenants’ ability to access and use our properties and services, disrupt their operations, or result in an adverse impact to their business.
It may be difficult and/or costly to detect, investigate, mitigate, contain, and remediate a security incident. Our efforts to do so may not be successful. Actions taken by us or the third parties with whom we work to detect, investigate, mitigate, contain, and remediate a security incident could result in outages, data losses, and disruptions of our business.
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
If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data
(including personal information); litigation (including class claims); indemnification obligations; negative publicity; reputational harm;
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
In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, proprietary, confidential, and/or sensitive data of the Company or our tenants could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.
Even if we are not targeted directly, cyberattacks on the U.S. government, financial markets, financial institutions, or other businesses, including our tenants, vendors, software creators, cloud providers, cybersecurity service providers, and other third parties with whom we work, may occur, and such events could disrupt our normal business operations and networks in the future.
The increased use of AI and automation in life science research and development activities may change the uses, space configurations, and tenant requirements for our laboratory properties in currently unforeseen ways.
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
From time to time, we may enter into interest rate hedge agreements to manage some of our exposure to interest rate volatility. Interest rate hedge agreements involve risks, such as the risk that counterparties may fail to honor their obligations under these arrangements. In addition, these arrangements may not be effective in reducing our exposure to changes in interest rates. These risk factors may lead to failure to hedge effectively against changes in interest rates and therefore could adversely affect our results of operations. As of December 31, 2025, we had no interest rate hedge agreements outstanding.
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
S&P Global Ratings lowered its long-term sovereign credit rating of the U.S. from “AAA” to “AA+” in 2011, which it affirmed in
August 2025. Similarly, Fitch Ratings downgraded the sovereign credit rating of the U.S. from “AAA” to “AA+” in 2023 and affirmed the
“AA+” rating in August 2025. However, further fiscal impasses within the federal government may result in future downgrades. The impact of any further downgrades to the U.S. government’s sovereign credit rating, or its perceived creditworthiness, is inherently unpredictable and could adversely affect the U.S. and global financial markets and economic conditions. This could cause further increases in interest rates and borrowing costs, which may negatively impact our ability to access the debt markets on favorable terms.
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
In response to various financial crises and the volatility of financial markets, the Basel Committee on Banking Supervision (the
“Basel Committee”) adopted the Basel III regulatory capital framework (“Basel III” or the “Basel III Standards”). The final package of
Basel III reforms was approved by the G20 leaders in November 2010. However, due to global events and industry feedback, the implementation timeline has been extended multiple times. The final regulations were tentatively set to be released and to take effect by mid-2025. The Federal Reserve’s vice chair for supervision announced in September 2025 that a revised, more industry-friendly version is expected by early 2026.
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
2017.
The Volcker Rule, introduced under the Dodd-Frank Act, restricts proprietary trading and certain relationships with private equity and hedge funds. Amendments in 2020 simplified compliance and reduced restrictions, but further changes to “covered funds”
are anticipated. These regulations, alongside the Basel Committee’s deferred final Basel III implementation now targeted for  early
2026, may increase capital requirements and constrain financing availability or terms from both U.S. and foreign financial institutions.

Social, political, and economic changes or instability, and other circumstances beyond our control, could adversely affect our business operations.
Our business may be adversely affected by social, political, and economic instability, unrest, or disruption in a geographic region in which we operate, regardless of cause, including legal, regulatory, and policy changes by a new U.S. presidential administration or protests, demonstrations, strikes, riots, civil disturbance, disobedience, insurrection, or social and other political unrest.
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
Changes in federal policy, including tax policies, and at regulatory agencies occur over time through policy and personnel changes following elections, which can lead to changes involving the level of oversight and focus on certain industries and corporate entities. For example, as a federal government contractor, we maintain plans to ensure compliance with nondiscrimination and regulatory requirements for qualified employees on the basis of gender, race, disability, and veteran status. Consequently, we may be subject to executive orders and regulatory changes affecting various aspects of our operations, including compliance with nondiscrimination plans. Any required elimination or modification of such plans in response to new executive orders could pose challenges in hiring or retaining employees and may lead to other adverse operational impacts. Failure to comply with these requirements could expose us to administrative, civil, or criminal liabilities, including fines, penalties, repayments, or suspension  or debarment from eligibility for future U.S. government contracts.
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
Similarly, changes in federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. During the prior Trump administration, increased tariffs were implemented on goods imported into the U.S., particularly from China, Canada, and Mexico. As China was and is a major global exporter of steel, solar panels, and aluminum, the tariffs on these specific imports led to a trade war between not only the U.S. and China, but also between the U.S. and the international community. Other countries, including China, Canada, and the EU, implemented retaliatory tariffs in response to these policies on U.S. goods. In early 2025, President Trump imposed additional tariffs on certain exports from
Canada, Mexico, and China. These and similar types of trade policies could lead to issues with global supply chains on a macroeconomic scale, including steel, pharmaceuticals, and construction equipment, all of which are critical to our and our tenant’s businesses. For example, several of our largest tenants are European companies whose U.S. business operations could be directly impacted by the tariffs on the EU due to increased costs on operations and supply chains. Similarly, many of our tenants are in the pharmaceutical industry. As China is a global leader in the market for active pharmaceutical ingredients, the imposition of tariffs, especially at such unprecedented rates, could potentially raise the cost of generic drugs in the U.S., which would in turn have direct consequences on our tenants in the pharmaceutical industry. Such tariffs and changes to U.S. trade policy previously had, and in the future could, lead to further adverse effects on the U.S. domestic economy and our or our tenant’s businesses.
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
Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of subsequently buying lower-priced identical securities to return to the lender. Accordingly, it is in the interest of a short seller to want the price of our common stock to decline. At any time, short sellers may publish, or arrange for the dissemination of, opinions, or characterizations that are intended to create negative market momentum, including through the use of social media. In light of the recent proliferation of generative AI tools and large language models, there is also a risk that the dissemination of such opinions, characterizations or disinformation may negatively impact the conclusions that these tools and models draw about our business and prospects.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk management and strategy
Our corporate information technology, communication networks, enterprise applications, accounting and financial reporting platforms, and related systems, and those that we offer to our tenants are necessary for the operation of our business. We use these systems, among others, to manage our tenant and vendor relationships, for internal communications, for accounting to operate our record-keeping function, and for many other key aspects of our business. Our business operations rely on the secure collection, storage, transmission, and other processing of proprietary, confidential, and other sensitive data.
We have implemented and maintain various information security processes designed to identify, assess, and manage material risks from cybersecurity threats to our critical computer networks, third-party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and tenant data (collectively, “Information Systems and Data”).

We rely on a multidisciplinary team, including our information security function, legal department, management, and third-party service providers, as described further below, to identify, assess, and manage cybersecurity threats and risks. We identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment and our risk profile using various methods including, for example, using manual and automated tools, subscribing to reports and services that identify cybersecurity threats, analyzing reports of threats and threat actors, conducting scans of the relevant-threat environment, evaluating our industry’s risk profile, utilizing internal and external audits, and conducting threat and vulnerability assessments.
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
We are not aware of any risks from cybersecurity threats, including as a result of any cybersecurity incidents, which have materially affected or are reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition. Refer to “Item 1A. Risk factors” in this annual report on Form 10-K, including “If our information technology networks or data, or those of third parties with whom we work, are or were disrupted or otherwise compromised, we could experience adverse consequences resulting from such compromise, including, but not limited to, costly remediation or other expenses, liability under federal and state laws, litigation and investigations, reputational damage, disruptions to our business operations, decreased cash flows, and other adverse consequences,” for additional discussion of cybersecurity-related risks.
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
Our management, represented by our EVP – Chief Technology Officer, Greg C. Thomas, and our Chief Financial Officer and
Treasurer, Marc E. Binda, leads our cybersecurity risk assessment and management processes and oversees their implementation and maintenance.
Greg C. Thomas is an experienced information technology professional in our information technology department and has served as our Chief Technology Officer since 2018. He works with the Company’s internal information technology department and external partners to monitor and improve our cybersecurity capabilities. Mr. Thomas possesses a proven real estate industry track record of guiding organizations through strategic technology, organizational, risk mitigation, process improvement initiatives, and digital transformations. He also possesses extensive experience in technology and cybersecurity, gained over his career spanning more than
30 years, including as Chief Information Officer at two other large real estate firms, as well as in leadership roles within the real estate industry technology practices of Ernst & Young LLP and Deloitte LLP. He earned Bachelor of Science degrees in Systems Analysis and
Finance from Miami University.

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
Our cybersecurity incident response and vulnerability management processes are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances. Management, including our Chief Technology Officer and Chief
Financial Officer and Treasurer, serves on the Company’s incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response processes include reporting to the Audit
Committee for certain cybersecurity incidents. The Audit Committee holds quarterly meetings and receives periodic reports from management, including from our Chief Technology Officer and Chief Financial Officer and Treasurer, concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them.

ITEM 2. PROPERTIES
General
As of December 31, 2025, we had 340 properties in North America consisting of approximately 39.4 million RSF of operating properties and new Class A/A+ development and redevelopment properties under construction, including 47 properties that are held by consolidated real estate joint ventures and three properties that are held by unconsolidated real estate joint ventures. The occupancy percentage of our operating properties in North America was 90.9% as of December 31, 2025. The exteriors of our properties typically resemble traditional office properties, but the interior infrastructures are designed to accommodate the needs of life science tenants.
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
As of December 31, 2025, we held a fee simple interest in each of our properties, with the exception of 31 properties in North
America subject to ground leasehold interests, which accounted for approximately 9% of our total number of properties. Of these 31 properties, we held eight properties in the Greater Boston market, 19 properties in the San Francisco Bay Area market, one property in the Seattle market, one property in the Maryland market, and two properties in the New York City market. During the year ended
December 31, 2025, as a percentage of net operating income, our ground lease rental expense aggregated 1.6%. Refer to our consolidated financial statements and notes thereto in “Item 15. Exhibits and financial statement schedules” in this annual report on
Form 10-K for further discussion.
As of December 31, 2025, we had approximately 850 leases and 142, or 42%, of our 340 properties were single-tenant properties. Leases in our multi-tenant buildings typically have initial terms of 3 to 9 years, while leases in our single-tenant buildings typically have initial terms of 5 to 15 years. Additionally, as of December 31, 2025:
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

Locations of properties
Our properties are strategically located in AAA life science innovation cluster markets. The following table sets forth the total
RSF, number of properties, and annual rental revenue in effect as of December 31, 2025 in each of our markets in North America
(dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	9,220,527	583,407	1,383,691	11,187,625	28%	62	$709,347	37%	$89.07
San Francisco Bay Area	6,131,550	212,796	107,250	6,451,596	16	53	347,448	18	68.83
San Diego	6,093,824	975,135	—	7,068,959	19	59	320,581	18	54.14
Seattle	2,926,554	227,577	—	3,154,131	8	42	121,514	6	46.95
Maryland	3,732,888	—	—	3,732,888	9	48	153,169	8	44.35
Research Triangle	3,435,634	—	—	3,435,634	9	34	94,667	5	28.94
New York City	729,461	—	—	729,461	2	2	66,085	3	93.96
Texas	1,646,187	—	73,298	1,719,485	4	13	36,866	2	28.02
Non-cluster/other markets(1)	414,216	—	—	414,216	1	7	12,379	1	32.75
Properties held for sale	1,555,377	—	—	1,555,377	4	20	37,697	2	36.46
North America	35,886,218	1,998,915	1,564,239	39,449,372	100%	340	$1,899,753	100%	$59.97
		3,563,154
Summary of occupancy percentages in North America
The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	12/31/25		12/31/24	12/31/23	12/31/25	12/31/24	12/31/23
Greater Boston	86.4%		94.8%	94.9%	75.1%	80.8%	84.7%
San Francisco Bay Area	90.9		93.3	94.8	89.4	89.1	91.4
San Diego	97.2		96.3	94.1	97.2	96.3	94.1
Seattle	88.4	(2)	92.4	95.2	88.4	92.4	90.7
Maryland	93.6		95.7	95.6	93.6	95.7	95.6
Research Triangle	95.2		97.4	97.8	95.2	97.4	97.8
New York City	96.4		88.4	85.3	96.4	88.4	85.3
Texas	79.9		95.5	95.1	76.5	91.8	91.5
Subtotal	90.9		94.8	94.9	86.9	90.0	90.7
Canada	N/A	(3)	95.9	87.1	N/A	82.9	73.0
Non-cluster/other markets	91.2	(1)	72.5	78.5	91.2	72.5	78.5
North America	90.9%	(4)	94.6%	94.6%	86.9%	89.7%	90.2%
(1)Includes one property aggregating 247,743 RSF previously included in our Canada market.
(2)Decline in occupancy primarily related to temporary vacancy from one lease expiration aggregating 50,552 RSF in our Bothell submarket. This space is already re-
leased, with occupancy expected to commence in 1Q26.
(3)10 properties in Canada were designated as held for sale in 4Q25 and the one remaining property was reclassified into our non-cluster market.
(4)Includes temporary vacancies as of December 31, 2025 aggregating 899,259 RSF, or 2.5% of total operating RSF, primarily in the Greater Boston, San Francisco Bay
Area, and Seattle markets, which are leased and expected to be occupied upon completion of building and/or tenant improvements. The weighted-average expected delivery date is approximately August 2026, and the expected annual rental revenue is approximately $52 million.

Top 20 tenants
84% of Top 20 Tenant Annual Rental Revenue Is From Investment-Grade
or Publicly Traded Large Cap Tenants(1)
Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for greater than
6.1% of our annual rental revenue in effect as of December 31, 2025. The following table sets forth information regarding leases with our
20 largest tenants in North America based upon annual rental revenue in effect as of December 31, 2025 (dollars in thousands, except average market cap amounts):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)		Percentage of Annual Rental Revenue(1)	Investment-Grade Credit Ratings		Average Market Cap (in billions)

	Tenant							Moody’s	S&P
1	Bristol-Myers Squibb Company	5.6		1,344,987	$116,140		6.1%	A2	A	$102.64
2	Eli Lilly and Company	9.3		1,000,591	84,928		4.5	Aa3	A+	$784.24
3	Moderna, Inc.	12.9		462,100	71,571		3.8	—	—	$11.32
4	Takeda Pharmaceutical Company Limited	9.4		549,759	47,899		2.5	Baa1	BBB+	$46.08
5	Eikon Therapeutics, Inc.(2)	13.1		311,806	40,005		2.1	—	—	$—
6	AstraZeneca PLC	6.1		440,087	39,413		2.1	A1	A+	$237.13
7	Illumina, Inc.	5.8		792,687	29,977		1.6	Baa3	BBB	$15.91
8	Novartis AG	2.1		377,095	29,463		1.6	Aa3	AA-	$251.26
9	United States Government	4.6		414,499	29,243	(3)	1.5	Aaa	AA+	$—
10	Uber Technologies, Inc.	56.8	(4)	1,009,188	27,831		1.5	Baa1	BBB	$176.44
11	Boston Children's Hospital	11.2		309,231	26,294		1.4	Aa2	AA	$—
12	Sanofi	5.0		267,278	21,851		1.2	Aa3	AA	$125.29
13	Alphabet Inc.	2.4		418,600	21,837		1.1	Aa2	AA+	$2,562.42
14	New York University	6.6		218,983	21,110		1.1	Aa2	AA-	$—
15	Cloud Software Group Holdings, Inc.	0.7		216,278	20,553		1.1	—	—	$—
16	Massachusetts Institute of Technology	4.0		242,428	20,529		1.1	Aaa	AAA	$—
17	Charles River Laboratories, Inc.	9.7		242,693	20,207		1.1	—	—	$7.97
18	Merck & Co., Inc.	8.0	(5)	308,356	19,610		1.0	Aa3	A+	$219.09
19	Vaxcyte, Inc.	9.0		230,755	18,692		1.0	—	—	$6.09
20	Altos Labs, Inc.(6)	15.3		158,990	18,406		1.0	—	—	$—
	Total/weighted-average	9.7	(4)	9,316,391	$725,559		38.4%
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
(1)Based on total annual rental revenue in effect as of December 31, 2025.
(2)Eikon Therapeutics, Inc. is a private biotechnology company led by renowned biopharmaceutical executive Roger Perlmutter, formerly an executive vice president at
Merck & Co., Inc. As of February 25, 2025, the company has raised over $1.16 billion in private venture capital funding.
(3)Includes leases, which are not subject to annual appropriations, with governmental entities such as the NIH and the General Services Administration. Approximately 2% of
the annual rental revenue derived from our leases with the United States Government is cancellable prior to the lease expiration date.
(4)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) in our Mission Bay submarket owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue from our unconsolidated real estate joint ventures. Excluding these ground leases, the weighted-average remaining lease term for our top 20 tenants was 7.9 years as of December 31, 2025.
(5)Represents one lease encompassing three properties located on the Alexandria Stanford Life Science District campus, which we acquired in 2022 and for which we are evaluating business strategy based on market conditions. This lease with Cloud Software Group, Inc. (formerly known as TIBCO Software, Inc.) was in place when we acquired the properties, of which 137,970 RSF has lease expirations through 2026. Refer to “Summary of contractual lease expirations” in Item 2 for additional details.
(6)Altos Labs, Inc. is a private biotechnology company led by Hal Barron, M.D., former Chief Scientific Officer of GlaxoSmithKline. Altos Labs is backed by a group of prominent long-term investors and has raised $3.0 billion in private funding.

Stable Cash Flows From Our High-Quality and Diverse Mix of Tenants

Investment-Grade or Publicly Traded Large Cap Tenants
84%
of ARE’s Top 20 Tenant Annual Rental Revenue
53%
of ARE’s Total Annual Rental Revenue
Life Science
Product,
Service, and
Device
Multinational
Pharmaceutical
Public
Biotechnology -
Approved or
Marketed
Product
Other(1)
Advanced
Technologies(2)
Public
Biotechnology -
Preclinical or
Clinical Stage
Government
Institutions
Biomedical
Institutions(3)
Private
Biotechnology
Percentage of ARE’s
Annual Rental Revenue
As of December 31, 2025. Annual rental revenue represents amounts in effect as of December 31, 2025. Refer to “Definitions and reconciliations” in Item 7 for additional information.
(1)Represents the percentage of our annual rental revenue generated by professional services, finance, construction/real estate companies, and retail-related tenants.
(2)71% of our annual rental revenue from advanced technologies tenants is from investment-grade or publicly traded large cap tenants.
(3)82% of our annual rental revenue from biomedical institutions is from investment-grade or publicly traded large cap tenants.

Property listing
Our Megacampus™ Properties Account for 78% of Our Annual Rental Revenue
The following table provides certain information about our properties as of December 31, 2025 (dollars in thousands):

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Greater Boston
Cambridge/Inner Suburbs
Megacampus: Alexandria Center® at Kendall Square	2,213,866	—	—	2,213,866	8	$212,458	93.7%	93.7%
50(1), 60(1), 75/125(1), 90, 100(1), and 225(1) Binney Street, 140 First Street, and 300 Third Street(1)
Megacampus: Alexandria Center® at One Kendall Square	1,294,598	—	—	1,294,598	11	136,034	91.2	91.2
One Kendall Square (Buildings 100, 200, 300, 400, 500, 600/700, 1400, 1800, and 2000), and 325 and 399 Binney Street
Megacampus: Alexandria Technology Square®	1,192,075	—	—	1,192,075	7	79,341	73.9	73.9
100, 200, 300, 400, 500, 600, and 700 Technology Square
Megacampus: The Arsenal on the Charles	787,760	—	333,758	1,121,518	13	46,020	78.0	54.8
311, 321, and 343 Arsenal Street, 300, 400, and 500 North Beacon Street, 1, 2, 3, and 4 Kingsbury Avenue, and 100, 200, and 400 Talcott Avenue
Megacampus: 480 Arsenal Way, 446, 458, and 500 Arsenal Street, and 99 Coolidge Avenue(1)	386,780	191,396	—	578,176	5	26,298	91.4	91.4
Cambridge/Inner Suburbs	5,875,079	191,396	333,758	6,400,233	44	500,151	86.9	82.2
Fenway
Megacampus: Alexandria Center® for Life Science – Fenway	1,452,183	392,011	—	1,844,194	3	104,651	79.2	79.2
401 and 421 Park Drive and 201 Brookline Avenue
Seaport Innovation District
5 and 15(1) Necco Street	459,395	—	—	459,395	2	47,019	97.0	97.0
Route 128
Megacampus: Alexandria Center® for Life Science – Waltham	465,981	—	596,064	1,062,045	5	38,566	97.8	42.9
40, 50, and 60 Sylvan Road, 35 Gatehouse Drive, and 840 Winter Street
19, 225, and 235 Presidential Way	585,226	—	—	585,226	3	14,194	97.0	97.0
Route 128	1,051,207	—	596,064	1,647,271	8	52,760	97.4	62.1
Other
Megacampus: 30, 200, and 3000 Minuteman Road	382,663	—	453,869	836,532	5	4,766	62.5	28.6
Greater Boston	9,220,527	583,407	1,383,691	11,187,625	62	$709,347	86.4%	75.1%

Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 and “Megacampus” under “Definitions and reconciliations” in Item 7 for additional details.
(1)We own a partial interest in this property through a real estate joint venture. Refer to “Consolidated and unconsolidated real estate joint ventures” in Item 7 for additional details.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Francisco Bay Area
Mission Bay
Megacampus: Alexandria Center® for Science and Technology – Mission Bay(1)	1,557,403	212,796	—	1,770,199	8	$65,400	96.0%	96.0%
1455(2), 1515(2), 1655, and 1725 Third Street, 1450, 1500, and 1700 Owens Street, and 455 Mission Bay Boulevard South
Mission Bay	1,557,403	212,796	—	1,770,199	8	65,400	96.0	96.0
South San Francisco
Megacampus: Alexandria Center® for Advanced Technologies – South San Francisco	812,453	—	107,250	919,703	5	42,600	79.0	69.8
213(1), 249, 259, 269, and 279 East Grand Avenue
Alexandria Center® for Life Science – South San Francisco	504,232	—	—	504,232	3	28,642	83.0	83.0
201 Haskins Way and 400 and 450 East Jamie Court
Megacampus: Alexandria Center® for Advanced Technologies – Tanforan	445,232	—	—	445,232	2	2,365	100.0	100.0
1122 and 1150 El Camino Real
Alexandria Technology Center® – Gateway	326,197	—	—	326,197	5	19,461	89.7	89.7
600, 630, 650, 901, and 951 Gateway Boulevard
Alexandria Center® for Life Science – Millbrae(1)	285,346	—	—	285,346	1	37,003	100.0	100.0
230 Harriet Tubman Way
500 Forbes Boulevard(1)	155,685	—	—	155,685	1	10,908	100.0	100.0
South San Francisco	2,529,145	—	107,250	2,636,395	17	140,979	88.5	84.9
Greater Stanford
Megacampus: Alexandria Center® for Life Science – San Carlos	738,038	—	—	738,038	9	46,677	91.4	91.4
825, 835, 960, and 1501-1599 Industrial Road
Alexandria Stanford Life Science District	705,787	—	—	705,787	9	53,480	86.8	86.8
3160, 3165, 3170, and 3181 Porter Drive and 3301, 3303, 3305, 3307, and 3330 Hillview Avenue
3412, 3420, 3440, 3450, and 3460 Hillview Avenue	340,103	—	—	340,103	5	24,429	86.5	86.5
2475 and 2625/2627/2631 Hanover Street and 1450 Page Mill Road	198,548	—	—	198,548	3	13,751	100.0	100.0
2100 and 2200 Geng Road	62,526	—	—	62,526	2	2,732	100.0	100.0
Greater Stanford	2,045,002	—	—	2,045,002	28	141,069	90.1	90.1
San Francisco Bay Area	6,131,550	212,796	107,250	6,451,596	53	$347,448	90.9%	89.4%

Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 and “Megacampus” under “Definitions and reconciliations” in Item 7 for additional details.
(1)We own a partial interest in this property through a real estate joint venture. Refer to “Consolidated and unconsolidated real estate joint ventures” in Item 7 for additional details.
(2)We own 100% of this property.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
San Diego
Torrey Pines
Megacampus: One Alexandria Square	1,090,906	—	—	1,090,906	10	$77,138	96.5%	96.5%
3115 and 3215(1) Merryfield Row, 3010, 3013, and 3033 Science Park Road, 10935, 10945, 10955, and 10970 Alexandria Way, 10996 Torreyana Road, and 3545 Cray Court
ARE Torrey Ridge	308,565	—	—	308,565	3	14,461	86.2	86.2
10578, 10618, and 10628 Science Center Drive
Torrey Pines	1,399,471	—	—	1,399,471	13	91,599	94.2	94.2
University Town Center
Megacampus: Campus Point by Alexandria(1)	1,310,696	893,525	—	2,204,221	8	84,466	99.5	99.5
9880(2), 10210, 10290, and 10300 Campus Point Drive and 4135, 4155, 4224, and 4242 Campus Point Court
Megacampus: 5200 Illumina Way(1)	792,687	—	—	792,687	6	29,978	100.0	100.0
9625 Towne Centre Drive(1)	163,648	—	—	163,648	1	6,520	100.0	100.0
University Town Center	2,267,031	893,525	—	3,160,556	15	120,964	99.7	99.7
Sorrento Mesa
Megacampus: SD Tech by Alexandria(1)	969,416	81,610	—	1,051,026	11	48,072	98.0	98.0
9605, 9645, 9675, 9725, 9735, 9808, 9855, and 9868 Scranton Road, and 10055, 10065, and 10075 Barnes Canyon Road
Megacampus: Sequence District by Alexandria	671,039	—	—	671,039	6	24,306	100.0	100.0
6290, 6310, 6340, 6350, 6420, and 6450 Sequence Drive
Summers Ridge Science Park(1)	316,531	—	—	316,531	4	11,521	100.0	100.0
9965, 9975, 9985, and 9995 Summers Ridge Road
10102 Hoyt Park Drive	144,113	—	—	144,113	1	11,379	100.0	100.0
5810/5820 Nancy Ridge Drive	83,354	—	—	83,354	1	3,389	100.0	100.0
9877 Waples Street	63,774	—	—	63,774	1	2,680	100.0	100.0
Sorrento Mesa	2,248,227	81,610	—	2,329,837	24	101,347	99.1	99.1
Sorrento Valley
3911, 3931, 3985, 4025, 4031, and 4045 Sorrento Valley Boulevard	151,406	—	—	151,406	6	4,857	55.9	55.9
11045 Roselle Street	27,689	—	—	27,689	1	1,814	100.0	100.0
Sorrento Valley	179,095	—	—	179,095	7	6,671	62.7	62.7
San Diego	6,093,824	975,135	—	7,068,959	59	$320,581	97.2%	97.2%

Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 and “Megacampus” under “Definitions and reconciliations” in Item 7 for additional details.
(1)We own a partial interest in this property through a real estate joint venture. Refer to “Consolidated and unconsolidated real estate joint ventures” in Item 7 for additional details.
(2)We own 100% of this property.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Seattle
Lake Union
Megacampus: Alexandria Center® for Life Science – Eastlake	1,151,975	—	—	1,151,975	9	$68,694	91.3%	91.3%
1150, 1201(1), 1208(1), 1551, 1600, and 1616 Eastlake Avenue East, 188 and 199 East Blaine Street, and 1600 Fairview Avenue East
Megacampus: Alexandria Center® for Advanced Technologies – South Lake Union	413,178	227,577	—	640,755	4	23,372	98.8	98.8
400(1) and 701 Dexter Avenue North, 428 Westlake Avenue North, and 219 Terry Avenue North
Lake Union	1,565,153	227,577	—	1,792,730	13	92,066	93.3	93.3
Elliott Bay
410 West Harrison Street and 410 Elliott Avenue West	20,101	—	—	20,101	2	459	72.5	72.5
Bothell
Megacampus: Alexandria Center® for Advanced Technologies – Canyon Park	815,000	—	—	815,000	19	15,674	84.2	84.2

22121 and 22125 17th Avenue Southeast, 22021, 22025, 22026, 22030,
22118, and 22122 20th Avenue Southeast, 22333, 22422, 22515, and 22522
29th Drive Southeast, 22213 and 22309 30th Drive Southeast, and 1629,
1631, 1725, 1916, and 1930 220th Street Southeast

Alexandria Center® for Advanced Technologies – Monte Villa Parkway	463,243	—	—	463,243	6	12,834	79.7	79.7
3301, 3303, 3305, 3307, 3555, and 3755 Monte Villa Parkway
Bothell	1,278,243	—	—	1,278,243	25	28,508	82.6	82.6
Other	63,057	—	—	63,057	2	481	91.7	91.7
Seattle	2,926,554	227,577	—	3,154,131	42	121,514	88.4	88.4

Maryland
Rockville
Megacampus: Alexandria Center® for Life Science – Shady Grove	1,691,960	—	—	1,691,960	20	93,315	94.7	94.7
9601, 9603, 9605, 9704, 9708, 9712, 9714, 9800, 9804, 9808, 9900, and 9950 Medical Center Drive, 14920 and 15010 Broschart Road, 9920 Belward Campus Drive, and 9810 and 9820 Darnestown Road
1330 Piccard Drive	131,507	—	—	131,507	1	3,813	87.6	87.6
1405 Research Boulevard	72,170	—	—	72,170	1	2,501	94.7	94.7
1500 and 1550 East Gude Drive	91,359	—	—	91,359	2	1,844	100.0	100.0
5 Research Place	63,852	—	—	63,852	1	3,125	100.0	100.0
5 Research Court	51,520	—	—	51,520	1	1,976	100.0	100.0
12301 Parklawn Drive	49,185	—	—	49,185	1	1,853	100.0	100.0
Rockville	2,151,553	—	—	2,151,553	27	$108,427	94.9%	94.9%

Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 and “Megacampus” under “Definitions and reconciliations” in Item 7 for additional details.
(1)We own a partial interest in this property through a real estate joint venture. Refer to “Consolidated and unconsolidated real estate joint ventures” in Item 7 for additional details.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
Maryland (continued)
Gaithersburg
Alexandria Technology Center® – Gaithersburg I	619,061	—	—	619,061	9	$19,663	93.6%	93.6%
9, 25, 35, 45, 50, and 55 West Watkins Mill Road and 910, 930, and 940 Clopper Road
Alexandria Technology Center® – Gaithersburg II	486,300	—	—	486,300	7	16,254	95.1	95.1
700, 704, and 708 Quince Orchard Road and 19, 20, 21, and 22 Firstfield Road
401 Professional Drive	63,207	—	—	63,207	1	1,351	79.7	79.7
950 Wind River Lane	50,000	—	—	50,000	1	1,234	100.0	100.0
620 Professional Drive	27,950	—	—	27,950	1	1,207	100.0	100.0
Gaithersburg	1,246,518	—	—	1,246,518	19	39,709	93.9	93.9
Beltsville
8000/9000/10000 Virginia Manor Road	191,884	—	—	191,884	1	3,307	96.4	96.4
101 West Dickman Street(1)	142,933	—	—	142,933	1	1,726	66.5	66.5
Beltsville	334,817	—	—	334,817	2	5,033	83.6	83.6
Maryland	3,732,888	—	—	3,732,888	48	153,169	93.6	93.6

Research Triangle
Research Triangle
Megacampus: Alexandria Center® for Life Science – Durham	2,041,067	—	—	2,041,067	15	44,493	97.3	97.3
6, 8, 10, 12, 14, 40, 41, 42, and 65 Moore Drive, 21, 25, 27, 29, and 31 Alexandria Way, and 2400 Ellis Road
Megacampus: Alexandria Center® for Advanced Technologies and AgTech – Research Triangle	711,886	—	—	711,886	6	29,585	94.1	94.1
6, 8, 10, and 12 Davis Drive and 5 and 9 Laboratory Drive
Megacampus: Alexandria Center® for Sustainable Technologies	259,962	—	—	259,962	6	7,343	84.8	84.8
104, 108, 110, 112, and 114 TW Alexander Drive and 5 Triangle Drive
Alexandria Technology Center® – Alston	121,204	—	—	121,204	2	2,279	80.5	80.5
800 and 801 Capitola Drive
Alexandria Innovation Center® – Research Triangle	136,563	—	—	136,563	3	4,064	96.1	96.1
7010, 7020, and 7030 Kit Creek Road
2525 East NC Highway 54	82,996	—	—	82,996	1	3,580	100.0	100.0
407 Davis Drive	81,956	—	—	81,956	1	3,323	100.0	100.0
Research Triangle	3,435,634	—	—	3,435,634	34	$94,667	95.2%	95.2%
Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 and “Megacampus” under “Definitions and reconciliations” in Item 7 for additional details.
(1)We own a partial interest in this property through a real estate joint venture. Refer to “Consolidated and unconsolidated real estate joint ventures” in Item 7 for additional details.

Property listing (continued)

							Occupancy Percentage
	RSF				Number of Properties	Annual Rental Revenue
							Operating	Operating and Redevelopment
Market / Submarket / Address	Operating	Development	Redevelopment	Total
New York City
New York City
Megacampus: Alexandria Center® for Life Science – New York City	729,461	—	—	729,461	2	$66,085	96.4%	96.4%
430 and 450 East 29th Street
New York City	729,461	—	—	729,461	2	66,085	96.4	96.4

Texas
Austin
Megacampus: Intersection Campus	1,525,359	—	—	1,525,359	12	33,694	83.0	83.0
507 East Howard Lane, 13011 McCallen Pass, 13813 and 13929 Center Lake Drive, and 12535, 12545, 12555, and 12565 Riata Vista Circle
Austin	1,525,359	—	—	1,525,359	12	33,694	83.0	83.0
Greater Houston
Alexandria Center® for Advanced Technologies at The Woodlands	120,828	—	73,298	194,126	1	3,172	41.5	25.8
8800 Technology Forest Place
Texas	1,646,187	—	73,298	1,719,485	13	36,866	79.9	76.5

Non-cluster/other markets	414,216	—	—	414,216	7	12,379	91.2	91.2

North America, excluding properties held for sale	34,330,841	1,998,915	1,564,239	37,893,995	320	1,862,056	90.9%	86.9%

Properties held for sale	1,555,377	—	—	1,555,377	20	37,697	66.5%	66.5%

Total – North America	35,886,218	1,998,915	1,564,239	39,449,372	340	$1,899,753
Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 and “Megacampus” under “Definitions and reconciliations” in Item 7 for additional details.

Leasing activity
During the year ended December 31, 2025, solid demand for our high-quality Class A/A+ properties translated into leasing activity and rental rate changes in 2025 for our overall portfolio and our development and redevelopment pipeline.
•Executed a total of 205 leases, with a weighted-average lease term of 11.9 years, for 4.2 million RSF;
•82% of our leasing activity during the last twelve months was generated from our existing tenant base;
•Annual leasing activity of 2.5 million RSF for renewed and re-leased spaces; and
•Annual rental rates increased by 7.0% and 3.5% (cash basis) on renewed and re-leased space.
During the year ended December 31, 2025, we granted tenant concessions/free rent averaging 1.5 months per annum with respect to the 4.2 million RSF leased.
Lease structure
Our Same Properties total revenue declined by 0.5% during the year ended December 31, 2025, and our Same Properties net operating income and Same Properties net operating income (cash basis) for the year ended December 31, 2025 decreased by 3.5%
and increased by 0.9%, respectively. Rental rates for the year ended December 31, 2025 increased by 7.0% and 3.5% (cash basis) on
2.5 million renewed/re-leased RSF are attributable to the sustained appeal of our properties, strong property management expertise of our team, and effective operational strategies. Additionally, a favorable triple net lease structure with contractual annual rent escalations resulted in a consistent Same Properties operating margin of 68% for the year ended December 31, 2025 across our 282 Same
Properties aggregating 29.8 million RSF. As of December 31, 2025, approximately 92% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Additionally, approximately 97% of our leases (on an annual rental revenue basis) contained contractual annual rent escalations approximating 3%
that were either fixed or based on a consumer price index or another index, and approximately 92% of our leases (on an annual rental revenue basis) provided for the recapture of certain capital expenditures.

Leasing activity (continued)
The following table summarizes our leasing activity at our properties for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025		2024
	Including Straight-Line Rent	Cash Basis	Including Straight-Line Rent	Cash Basis
(Dollars per RSF)
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	7.0%	3.5%	16.9%	7.2%
New rates	$52.71	$53.66	$65.48	$64.18
Expiring rates	$49.27	$51.87	$56.01	$59.85
RSF	2,543,473		3,888,139
Tenant improvements/leasing commissions	$55.34		$46.89
Weighted-average lease term	9.0 years		8.5 years

Developed/redeveloped/previously vacant space leased(2)
New rates	$72.30	$67.56	$59.44	$57.34
Previously vacant RSF	944,362		672,474
Developed/redeveloped RSF	704,821		493,341
Weighted-average lease term	13.8 years		10.0 years

Leasing activity summary (totals):
New rates	$60.42	$59.13	$64.16	$62.68
RSF	4,192,656		5,053,954
Weighted-average lease term	11.9 years		8.9 years

Lease expirations(1)
Expiring rates	$54.22	$55.56	$53.82	$57.24
RSF	4,460,081		5,005,638
Leasing activity includes 100% of results for properties in North America in which we have an investment.
(1)Excludes month-to-month leases aggregating 58,516 RSF and 136,131 RSF as of December 31, 2025 and 2024, respectively. During the year ended
December 31, 2025, we granted free rent concessions averaging 1.5 months per annum.
(2)Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 for additional information, including total project costs.
Summary of contractual lease expirations
The following table summarizes the contractual lease expirations at our properties as of December 31, 2025:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Annual Rental Revenue

2026 (2)	2,900,665	9.3%	$52.73	8.2%
2027	3,220,834	10.3%	$54.52	9.4%
2028	3,848,085	12.4%	$51.80	10.7%
2029	1,741,417	5.6%	$46.91	4.4%
2030	2,482,633	8.0%	$43.28	5.7%
2031	3,550,982	11.4%	$54.17	10.3%
2032	864,810	2.8%	$58.02	2.7%
2033	2,164,696	6.9%	$50.94	5.9%
2034	2,733,787	8.8%	$67.66	9.9%
2035	1,042,126	3.3%	$57.39	3.2%
Thereafter	6,601,764	21.2%	$84.09	29.6%
Contractual lease expirations for properties classified as held for sale as of December 31, 2025 are excluded from the information on this page.
(1)Represents amounts in effect as of December 31, 2025.
(2)Excludes month-to-month leases aggregating 58,516 RSF as of December 31, 2025.

Summary of contractual lease expirations (continued)
The following tables present our lease expirations by market for 2026 and 2027 as of December 31, 2025:

	2026 Contractual Lease Expirations (in RSF)							Annual Rental Revenue (per RSF)(2)
Market	Leased	Negotiating/ Anticipating	Targeted for Future Development/ Redevelopment	Remaining Expiring Leases		Total(1)

Greater Boston	144,451	—	—	248,627		393,078		$44.01
San Francisco Bay Area	6,527	22,000	—	286,652		315,179		69.98
San Diego	—	49,791	52,620 (3)	153,477		255,888		54.62
Seattle	32,500	—	—	150,145		182,645		28.00
Maryland	171,239	—	—	173,729		344,968		29.48
Research Triangle	42,318	6,439	—	99,209		147,966		43.66
New York City	35,256	—	—	39,659		74,915		71.65
Texas	—	—	—	—		—		—
Non-cluster/other markets	—	—	—	24,567		24,567		59.21
Subtotal	432,291	78,230	52,620	1,176,065		1,739,206		47.11
Key lease expirations with expected downtime	140,986	9,836	—	1,010,637	(4)	1,161,459	(4)	61.14
Total	573,277	88,066	52,620	2,186,702		2,900,665		$52.73
Percentage of expiring leases	20%	3%	2%	75%		100%

	2027 Contractual Lease Expirations (in RSF)					Annual Rental Revenue (per RSF)(4)
Market	Leased	Negotiating/ Anticipating	Remaining Expiring Leases	Total

Greater Boston	50,649	—	179,430	230,079		$94.88
San Francisco Bay Area	1,873	—	215,684	217,557		70.96
San Diego	—	—	339,716	339,716		43.71
Seattle	4,320	25,898	486,950	517,168		43.59
Maryland	—	—	261,550	261,550		27.38
Research Triangle	34,910	—	242,303	277,213		34.74
New York City	—	—	98,299	98,299		91.95
Texas	—	—	91,711	91,711		26.10
Non-cluster/other markets	—	—	11,418	11,418		N/A
Subtotal	91,752	25,898	1,927,061	2,044,711		50.43
Key lease expirations with expected downtime	—	—	1,176,123	1,176,123	(5)	61.61
Total	91,752	25,898	3,103,184	3,220,834		$54.52
Percentage of expiring leases	3%	1%	96%	100%
Contractual lease expirations for properties classified as held for sale as of December 31, 2025 are excluded from the information on this page.
(1)Excludes month-to-month leases aggregating 58,516 RSF as of December 31, 2025. Refer to “Leasing activity” in Item 2 for additional details.
(2)Represents amounts in effect as of December 31, 2025.
(3)Relates to a single-tenant, 100% pre-leased development project aggregating 466,598 RSF that expands the existing Campus Point by Alexandria Megacampus. At the beginning of 2026, the tenant will vacate 52,620 RSF from an existing building, which generated annual rental revenue of $4.1 million as of December 31, 2025, to allow for the demolition and development of the new, build-to-suit life science building at this site. Refer to “New Class A/A+ development and redevelopment properties:
current projects” in Item 2 for additional details.
(4)Key lease expirations with expected downtime represent space expected to become vacant at lease expiration and re-leased to new tenants. We have identified prospects or have early discussions with prospective tenants for 468,470 RSF of the 1.0 million RSF listed under remaining expiring leases. We continue to evaluate business plans and re-leasing strategies for these projects to maximize occupancy and rental revenue. We expect downtime for 2026 key lease expirations to be approximately 6 to 24 months on a weighted-average basis, and we expect these properties to remain operating properties.

Property or Campus	Submarket	RSF	% of Leased/ Negotiating	Weighted Average Expiration Date	Located on Megacampus	Annual Rental Revenue from Lease Expirations/ Known Vacancies
Alexandria Stanford Life Science District	Greater Stanford	137,970	—%	June 2026		$12,899
One Alexandria Square	Torrey Pines	118,225	38	January 2026	X	10,064
Alexandria Center® at One Kendall Square	Cambridge	92,775	—	May 2026	X	7,783
9625 Towne Centre Drive	University Town Center	163,648	—	January 2026		6,520
5810/5820 Nancy Ridge Drive	Sorrento Mesa	83,354	100	January 2026		3,389
Alexandria Center® at Kendall Square	Cambridge	45,636	—	January 2026	X	4,564
Remaining	Various	519,851	4	May 2026	(6)	25,792
		1,161,459	13%	April 2026		$71,011
(5)Represents key 2027 lease expirations with expected downtime primarily in our Greater Boston, San Francisco Bay Area, and San Diego markets aggregating 1.2 million RSF with a weighted-average expiration date in March 2027 and annual rental revenue aggregating $72 million. Included in these expirations are seven leases aggregating 531,984 RSF and $42.3 million in annual rental revenue with four separate tenants that will relocate to our current active development and redevelopment projects upon completion of their tenant improvements. On a combined basis, these tenants will expand their footprint within our portfolio by over 41%. Additionally, we have identified prospects or have early discussions with prospective tenants for 302,028 RSF of the total 1.2 million RSF. We expect downtime to be approximately 9 to
24 months on a weighted-average basis, and we expect these properties to remain operating properties.
(6)Approximately 69% of the 519,851 RSF expiring leases are located on a Megacampus.

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
Our investments in real estate consisted of the following as of December 31, 2025 (dollars in thousands):

			Development and Redevelopment
		Under Construction
	Operating	2026 Stabilization	2027-2028 Stabilization	Evaluating Business Strategy	Future	Subtotal		Total
Square footage
Operating	34,330,841	—	—	—	—	—		34,330,841
Future Class A/A+ development and redevelopment properties	—	699,933	1,614,994	1,248,227	19,907,130	23,470,284		23,470,284
Future development and redevelopment square feet currently included in rental properties(1)	—	—	(52,620)	—	(1,815,084)	(1,867,704)		(1,867,704)
Total square footage, excluding properties held for sale	34,330,841	699,933	1,562,374	1,248,227	18,092,046	21,602,580		55,933,421
Properties held for sale	1,555,377	—	—	—	1,893,281	1,893,281		3,448,658
Total square footage	35,886,218	699,933	1,562,374	1,248,227	19,985,327	23,495,861		59,382,079

Investments in real estate
Gross book value as of December 31, 2025(2)	$27,767,849	$777,861	$1,382,807	$1,020,344	$3,868,660	$7,049,672	(3)	$34,817,521
Properties held for sale	452,825	—	—	—	261,208	261,208		714,033
Total gross investment in real estate, excluding properties held for sale	$27,315,024	$777,861	$1,382,807	$1,020,344	$3,607,452	$6,788,464		$34,103,488

20%
17%
11% to 16%
Non-Income-Producing Assets(4) as a Percentage of Gross Assets
(1)Refer to “Investments in real estate” under “Definitions and reconciliations” in Item 7 for additional details, including future development and redevelopment square feet currently included in rental properties.
(2)Balances exclude accumulated depreciation and our share of the cost basis associated with our properties held by our unconsolidated real estate joint ventures, which is classified as investments in unconsolidated real estate joint ventures in our consolidated balance sheet.
(3)Our share of investment in our development and redevelopment pipeline is $6.35 billion.
(4)Excludes properties classified as held for sale, of which land parcels represent approximately 1% of total non-income producing assets.

Dispositions and sales of partial interests
Our completed dispositions of real estate assets during the year ended December 31, 2025, consisted of the following (dollars in thousands, except for sales price per RSF):

		Date of Transaction	Interest Sold/ Acquired	Square Footage		Capitalization Rate	Capitalization Rate (Cash Basis)	Price (Our Share)		Gain on Sales of Real Estate
Property	Submarket/Market			Operating	Future Development
Dispositions
Completed during the year ended December 31, 2025:
Stabilized properties:
550 Arsenal Street(1)	Cambridge/Inner Suburbs/Greater Boston	10/15/25	100%	249,275	281,592	6.1%	5.4%	$99,250		$—
6260 Sequence Drive	Sorrento Mesa/San Diego	12/16/25	100%	130,536	—	7.2%	7.1%	70,000		—
5600 Avenida Encinas	Other/San Diego	12/17/25	100%	182,276	—	5.5%	5.3%	64,100		—
601 Key Stone Drive	Research Triangle/Research Triangle	10/3/25	100%	77,595	—	9.7%	8.7%	24,879		4,362
Other stabilized properties	Various			307,142	—			103,079		—
								361,308
Properties with vacancy or significant near-term capital requirements:
601, 611, 651, 681, 685, 701, and 751 Gateway Boulevard	South San Francisco/San Francisco Bay Area	12/30/25	(2)	1,104,826	528,684	N/A		283,173	(2)	—	(2)
ARE Nautilus	Torrey Pines/San Diego	12/10/25	100%	218,640	—			192,000	(3)	86,260
409 and 499 Illinois Street	Mission Bay/San Francisco Bay Area	12/17/25	25%	466,297	—			180,273	(4)	416,749	(4)
14 TW Alexander Drive	Research Triangle/Research Triangle	11/20/25	100%	173,820	—			155,000	(5)	78,489
4767 Nexus Center Drive	University Town Center/San Diego	12/31/25	100%	65,280	—			50,000	(6)	15,330
5505 Morehouse Drive	Sorrento Mesa/San Diego	8/26/25	100%	79,945	—			45,000		—
Alexandria Center for Life Science – Long Island City	New York City/New York City	12/19/25	100%	179,100	—			34,500		—
2425 Garcia Avenue and 2400/2450 Bayshore Parkway	Greater Stanford/San Francisco Bay Area	6/30/25	100%	95,901	—			11,000		—
Other non-stabilized properties	Various			544,591	117,227			120,517		$13,483
								$1,071,463
(1)Represents a retail shopping center with future development opportunity. We originally acquired the property in 2021 with the intent to demolish the retail center and develop it into laboratory space. However, due to the project’s financial outlook and the substantial capital that development would have required, we decided to recycle the capital generated by the disposition into our development and redevelopment pipeline.
(2)We held a 50% ownership interest at 601, 611, 651, 681, 685, and 701 Gateway Boulevard and a 51% interest at 751 Gateway Boulevard. At the time of sale, these properties had operating and redevelopment occupancy of 62%, with a weighted-average lease term of 5.1 years. Due to macroeconomic conditions in South San Francisco, including significant new supply, lower life science tenant demand, and ongoing challenges leasing both laboratory and office space, we reassessed the project’s financial outlook and the substantial capital required to lease vacant space and to complete the redevelopment of 651 Gateway Boulevard and future development opportunities. As a result, we sold the consolidated joint ventures for a gross price of $600.0 million ($560.4 million net of seller credits and sales costs), of which our share of the price (after seller credits) was $283.2 million. Refer to Note 3 – “Investments in real estate” to our consolidated financial statements in Item 15 for additional information.
(3)Represents the sale of a non-stabilized campus located outside of a Megacampus ecosystem. At the time of sale, the campus was 76% occupied, with a weighted-average remaining lease term of less than four years. Given our strategy to invest into our Megacampus and the significant near‑term capital required to re‑stabilize the asset, we decided to reinvest the disposition proceeds into other projects with greater value-creation opportunities.
(4)Represents two life science buildings in which we held a 25% ownership interest. At the time of sale, the properties were 40% occupied, with a weighted-average remaining lease term of 8.3 years. These properties were sold by the joint venture to an existing tenant following its exercise of a purchase right included in its lease agreement. The gross sales price was $767.1 million ($721.1 million net of seller credits and sales costs), of which our share of the price (after seller credits) was $180.3 million. Our share of gain on sales of real estate was $103.9 million.
(5)We provided seller financing of $33.0 million. This note receivable is classified within “Other assets” in our consolidated balance sheet. Refer to Note 8 – “Other assets” to our consolidated financial statements in Item 15 for additional information.

Dispositions and sales of partial interests

		Date of Transaction	Interest Sold/ Acquired	Square Footage		Capitalization Rate	Capitalization Rate (Cash Basis)	Price (Our Share)		Gain on Sales of Real Estate
Property	Submarket/Market			Operating	Future Development
Land:
Costa Verde by Alexandria	University Town Center/San Diego	1/31/25	100%	—	537,000	N/A		$124,000	(1)	$—
9363, 9373, and 9393 Towne Centre Drive	University Town Center/San Diego	12/18/25	100%	—	230,000			40,000		17,978
285, 299, 307, and 345 Dorchester Avenue (60% consolidated JV)	Seaport Innovation District/Greater Boston	12/30/25	60%	—	1,040,000			33,500		—
3029 East Cornwallis Road	Research Triangle/Research Triangle	12/31/25	100%	—	600,000			29,500		—
Land parcel	Texas	5/7/25	100%	—	1,350,000			73,287		—
Other land parcels	Various			143,105	981,581			79,150		504
								379,437
Total 2025 dispositions and sales of partial interests, excluding exchange of partial interests (see below)								$1,812,208		$633,155	(2)

Exchange of partial interests(3)
Disposition of Pacific Technology Park	Sorrento Mesa/San Diego	9/9/25	50%	544,352	—	N/A		$96,000		$9,290
Acquisition of 199 East Blaine Street	Lake Union/Seattle	9/9/25	70%	115,084	—			(94,430)
Difference in sales price received in cash								$1,570

(1)We provided seller financing of $91.0 million. This note receivable is classified within “Other assets” in our consolidated balance sheet. Refer to Note 8 – “Other assets” to our consolidated financial statements in Item 15 for additional information.
(2)Excludes a gain on sale of interest related to an unconsolidated real estate joint venture of $458 thousand, which is classified as equity in earnings of unconsolidated real estate joint ventures in our consolidated statement of operations.
(3)In September 2025, we completed an exchange of partial interests in two consolidated joint ventures, Pacific Technology Park and 199 East Blaine Street, with one joint venture partner, resulting in a sales price received by cash of
$1.6 million. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements in Item 15 for additional information.

New Class A/A+ development and redevelopment properties
ALEXANDRIA’S DEVELOPMENT AND REDEVELOPMENT
DELIVERIES ARE EXPECTED TO PROVIDE INCREMENTAL
GROWTH IN ANNUAL NET OPERATING INCOME

Placed Into Service	Near-Term Deliveries	Intermediate- Term Deliveries	Evaluating Business Strategy
2025	2026	2027–2028	2026-2028

$78M	$97M	$123M	$113M

97% Occupied	86% Leased/Negotiating	51% Leased/Negotiating	8% Leased/Negotiating
852,764 RSF	699,933 RSF	1.6 million RSF	1.2 million RSF
(1)
(2)
(3)
(4)
(5)
Refer to “Net operating income” under “Definitions and reconciliations” in Item 7 for additional details including its reconciliation from the most directly comparable financial measures presented in accordance with GAAP.
(1)Excludes future incremental annual net operating income from recently delivered spaces aggregating 20,444 RSF that were vacant and/or unleased at delivery.
(2)Includes expected partial deliveries through 2026 from projects expected to stabilize in 2027-2028, including speculative future leasing that is not yet fully committed. Our share of incremental annual net operating income from projects expected to be placed into service primarily commencing through 2026 is projected to be $74 million. Refer to the initial and stabilized occupancy years under “New Class A/A+ development and redevelopment properties:
current projects” in Item 2 for additional details.
(3)Our share of incremental annual net operating income from projects expected to stabilize in 2027-2028 is projected to be $92 million.
(4)Represents the current leased/negotiating percentage of development and redevelopment projects that are expected to stabilize through the end of 2026.
(5)Represents the RSF related to projects expected to stabilize in 2026. Does not include RSF for partial deliveries through 2026 from projects expected to stabilize in 2027-2028.

New Class A/A+ development and redevelopment properties: recent deliveries

99 Coolidge Avenue	500 North Beacon Street and 4 Kingsbury Avenue(1)
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs
129,413 RSF	248,018 RSF
100% Occupancy	92% Occupancy

230 Harriet Tubman Way	10935, 10945, and 10955 Alexandria Way(2)	10075 Barnes Canyon Road
San Francisco Bay Area/ South San Francisco	San Diego/Torrey Pines	San Diego/Sorrento Mesa
285,346 RSF	334,996 RSF	171,469 RSF
100% Occupancy	100% Occupancy	100% Occupancy

(1)Image represents 500 North Beacon Street on The Arsenal on the Charles Megacampus.
(2)Image represents 10955 Alexandria Way on the One Alexandria Square Megacampus.

New Class A/A+ development and redevelopment properties: recent deliveries (continued)
Incremental Annual Net Operating Income Generated From 2025 Deliveries
Aggregated $78 Million(1), Including $10 Million in 4Q25
The following table presents development and redevelopment of new Class A/A+ projects placed into service during the year ended December 31, 2025 (dollars in thousands):

Property/Market/Submarket	4Q25 Delivery Date(2)	Our Ownership Interest	RSF Placed in Service						Occupancy Percentage(3)	Total Project		Unlevered Yields
			Prior to 1/1/25	1Q25	2Q25	3Q25	4Q25	Total				Initial Stabilized	Initial Stabilized (Cash Basis)
										RSF	Investment
Development projects
99 Coolidge Avenue/Greater Boston/ Cambridge/Inner Suburbs	N/A	100%	116,414	—	—	12,999	—	129,413	100%	320,809	$444,000	6.0%	6.8%
500 North Beacon Street and 4 Kingsbury Avenue/Greater Boston/Cambridge/Inner Suburbs	N/A	100%	211,574	—	—	36,444	—	248,018	92%	248,018	429,000	6.5	5.9
230 Harriet Tubman Way/San Francisco Bay Area/South San Francisco	N/A	48.6%	—	285,346	—	—	—	285,346	100%	285,346	476,000	7.5	6.2
10935, 10945, and 10955 Alexandria Way/ San Diego/Torrey Pines	N/A	100%	93,492	—	119,202	122,302	—	334,996	100%	334,996	480,000	7.2	6.9
10075 Barnes Canyon Road/San Diego/ Sorrento Mesa	12/18/25	50.0%	—	17,718	—	13,772	139,979	171,469	100%	253,079	321,000	5.5	5.7
Weighted average/total	12/18/25		421,480	303,064	119,202	185,517	139,979	1,169,242		1,442,248	$2,150,000	6.6%	6.3%

Assets sold in 2025 or designated as held for sale in 4Q25:
651 Gateway Boulevard/San Francisco Bay Area/South San Francisco(4)	N/A	N/A	67,017	—	22,005	—	—	89,022	N/A
Canada(5)	N/A	N/A	78,487	6,430	76,567	—	—	161,484	N/A

(1)Excludes future incremental annual net operating income from recently delivered spaces aggregating 20,444 RSF that were vacant and/or unleased at delivery.
(2)Represents the average delivery date for deliveries that occurred during the three months ended December 31, 2025, weighted by annual rental revenue.
(3)Occupancy reflects total operating RSF placed in service as of each respective delivery date when the space was placed into service. Subsequent occupancy changes are not reflected.
(4)During December 2025, we sold our 50% controlling interest in a consolidated real estate joint venture at 651 Gateway Boulevard. Refer to “Dispositions and sales of partial interests” in Item 2 for additional detail.
(5)As of December 31, 2025, our Canada project was designated as held for sale.

New Class A/A+ development and redevelopment properties: current projects
Reduced Future Construction Commitments
By More Than $300 Million From Four Projects
During the three months ended December 31, 2025, we reduced construction funding requirements across our active pipeline by: i) selling or designating three projects as held for sale and ii) pivoting one project to a lower investment strategy, enabling us to redeploy future construction savings and sale proceeds into opportunities aligned with our long‑term Megacampus strategy. The following table presents redevelopment projects removed from the pipeline during the three months ended December 31, 2025:

		As of September 30, 2025
Property	Submarket	CIP RSF	Total Project Leased/ Negotiating	Project Status as of December 31, 2025
Projects under construction as of September 30, 2025		4,239,762	43%

Redevelopment projects removed from the pipeline during the three months ended December 31, 2025:
651 Gateway Boulevard	South San Francisco	(237,684)	21%	Sold in 4Q25
Canada	Canada	(56,314)	78	Held for sale as of 4Q25
One Hampshire Street	Cambridge	(104,956)	—	Held for sale as of 4Q25
401 Park Drive	Fenway	(137,675)	—	Reclassified to operating(1)
		(536,629)	32
Projects placed into service during the three months ended December 31, 2025		(139,979)	100
Projects under construction as of December 31, 2025		3,563,154	46%
(1)We plan to lease this property as office which will require less incremental capital.

New Class A/A+ development and redevelopment properties: current projects

99 Coolidge Avenue	311 Arsenal Street	50 and 60 Sylvan Road(1)	1450 Owens Street
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Route 128	San Francisco Bay Area/ Mission Bay
191,396 RSF	333,758 RSF	267,015 RSF	212,796 RSF
81% Leased/Negotiating	7% Leased/Negotiating	74% Leased/Negotiating	49% Leased/Negotiating

269 East Grand Avenue	4135 Campus Point Court	Campus Point by Alexandria	10075 Barnes Canyon Road	701 Dexter Avenue North
San Francisco Bay Area/ South San Francisco	San Diego/ University Town Center	San Diego/ University Town Center	San Diego/Sorrento Mesa	Seattle/Lake Union
107,250 RSF	426,927 RSF	466,598 RSF	81,610 RSF	227,577 RSF
—% Leased/Negotiating	100% Leased	100% Leased	68% Leased/Negotiating	23% Leased/Negotiating

(1)Image represents 60 Sylvan Road on the Alexandria Center® for Life Science – Waltham Megacampus.

New Class A/A+ development and redevelopment properties: current projects (continued)
The following tables set forth a summary of our new Class A/A+ development and redevelopment properties under construction as of December 31, 2025 (dollars in thousands):

Property/Market/Submarket	Located on Mega- campus		Square Footage			Percentage		Occupancy(1)
		Dev/ Redev	In Service	CIP	Total	Leased	Leased/ Negotiating	Initial	Stabilized
Under construction
2026 stabilization
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	X	Dev	129,413	191,396	320,809	81%	81%	4Q23	4Q26
4135 Campus Point Court/San Diego/University Town Center	X	Dev	—	426,927	426,927	100	100	3Q26	3Q26
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	X	Dev	171,469	81,610	253,079	68	68	1Q25	2H26
			300,882	699,933	1,000,815	86	86
2027-2028 stabilization
311 Arsenal Street/Greater Boston/Cambridge/Inner Suburbs	X	Redev	56,904	333,758	390,662	7	7	2027	2027
50 and 60 Sylvan Road/Greater Boston/Route 128	X	Redev	—	267,015	267,015	74	74	4Q26	2027
1450 Owens Street/San Francisco Bay Area/Mission Bay	X	Dev	—	212,796	212,796	—	49	2027	2027
269 East Grand Avenue/San Francisco Bay Area/South San Francisco	X	Redev	—	107,250	107,250	—	—	2H26	2027
Campus Point by Alexandria/San Diego/University Town Center(2)	X	Dev	—	466,598	466,598	100	100	2028	2028
701 Dexter Avenue North/Seattle/Lake Union	X	Dev	—	227,577	227,577	23	23	4Q26	2027
			56,904	1,614,994	1,671,898	45	51
Evaluating business strategy
8800 Technology Forest Place/Texas/Greater Houston		Redev	50,094	73,298	123,392	46	46	2Q23	4Q26
3000 Minuteman Road/Greater Boston/Other	X	Redev	—	453,869	453,869	—	—	2027	2027
40 Sylvan Road/Greater Boston/Route 128	X	Redev	—	329,049	329,049	—	—	2027	2027
421 Park Drive/Greater Boston/Fenway	X	Dev	—	392,011	392,011	13	13	2027	2028
			50,094	1,248,227	1,298,321	8	8
			407,880	3,563,154	3,971,034	43%	46%
(1)Initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy. Multi-tenant projects may increase in occupancy over time.
(2)Represents a single-tenant project that expands the existing Campus Point by Alexandria Megacampus, where we currently have a 56.4% interest. The project is fully leased to a longtime multinational pharmaceutical tenant that currently occupies two buildings on the Megacampus: one building aggregating 52,620 RSF and another building aggregating 52,853 RSF. These buildings generated annual rental revenue of $7.5 million as of December 31, 2025. At the beginning of 2026, the tenant will vacate the 52,620 RSF building, and during 2028, the tenant will vacate the 52,853 RSF building. We expect to fund the majority of future construction costs at the Megacampus until our ownership interest increases to 75%, after which future capital would be contributed pro rata with our joint venture partner.

New Class A/A+ development and redevelopment properties: current projects (continued)

	Our Ownership Interest	At 100%						Unlevered Yields
Property/Market/Submarket		In Service	CIP	Cost to Complete		Total at Completion		Initial Stabilized	Initial Stabilized (Cash Basis)

Under construction
2026 stabilization with 86% leased/negotiating
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	100%	$162,887	$210,603	$70,510		$444,000		6.0%	6.8%
4135 Campus Point Court/San Diego/University Town Center	56.4%	—	434,465	89,535		524,000		9.4%	6.2%
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	50.0%	123,133	132,793	65,074		321,000		5.5%	5.7%
		286,020	777,861
2027-2028 stabilization with 51% leased/negotiating(1)
311 Arsenal Street/Greater Boston/Cambridge/Inner Suburbs	100%	21,854	306,028	TBD
50 and 60 Sylvan Road/Greater Boston/Route 128	100%	—	345,046
1450 Owens Street/San Francisco Bay Area/Mission Bay	25.0%	—	247,271
269 East Grand Avenue/San Francisco Bay Area/South San Francisco	100%	—	119,546
Campus Point by Alexandria/San Diego/University Town Center(2)	56.4%	—	62,790	597,210		660,000		7.3%	6.5%
701 Dexter Avenue North/Seattle/Lake Union	100%	—	302,126	TBD
		21,854	1,382,807
Evaluating business strategy with 8% leased/negotiating
8800 Technology Forest Place/Texas/Greater Houston	100%	60,938	46,578	4,484		112,000		6.3%	6.0%
3000 Minuteman Road/Greater Boston/Other	100%	—	163,966	TBD
40 Sylvan Road/Greater Boston/Route 128	100%	—	225,791
421 Park Drive/Greater Boston/Fenway	100%	—	584,009
		60,938	1,020,344
Total under construction		$368,812	$3,181,012	$2,110,000	(3)	$5,660,000	(3)

Our share of investment(3)(4)		$310,000	$2,710,000	$1,710,000		$4,730,000
Refer to “Initial stabilized yield (unlevered)” under “Definitions and reconciliations” in Item 7 for additional information.
(1)We expect to provide total estimated costs and related yields for each project over the next several quarters.
(2)Refer to footnote 2 on the prior page for additional details.
(3)Represents dollar amount rounded to the nearest $10 million and includes preliminary estimated amounts for projects listed as TBD.
(4)Represents our share of investment based on our current ownership percentage upon completion of development or redevelopment projects. Our share of investment will be adjusted as our ownership percentage increases at the Campus
Point project.

New Class A/A+ development and redevelopment properties: summary of pipeline
77% of Our Total Development and Redevelopment Pipeline RSF
Is Within Our Megacampus™ Ecosystems
The following table summarizes the key information for all our development and redevelopment projects in North America as of December 31, 2025 (dollars in thousands):

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment		Total(1)
			Under Construction	Future

Greater Boston
Megacampus: The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	$318,404	333,758	34,157	367,915
311 Arsenal Street
Megacampus: 480 Arsenal Way and 446, 458, and 500 Arsenal Street, and 99 Coolidge Avenue/Cambridge/ Inner Suburbs	100%	234,388	191,396	560,000	751,396
446, 458, and 500 Arsenal Street, and 99 Coolidge Avenue
Megacampus: Alexandria Center® for Life Science – Fenway/Fenway	100%	584,009	392,011	—	392,011
421 Park Drive
Megacampus: Alexandria Center® for Life Science – Waltham/Route 128	100%	635,997	596,064	515,000	1,111,064
40, 50, and 60 Sylvan Road, and 35 Gatehouse Drive
Megacampus: 30, 200, and 3000 Minuteman Road/Other	100%	222,659	453,869	608,541	1,062,410
3000 Minuteman Road
Megacampus: Alexandria Technology Square®/Cambridge	100%	8,631	—	100,000	100,000
10 Necco Street/Seaport Innovation District	100%	107,099	—	175,000	175,000
215 Presidential Way/Route 128	100%	6,816	—	112,000	112,000
Other development and redevelopment projects	100%	162,935	—	740,000	740,000
		$2,280,938	1,967,098	2,844,698	4,811,796
Refer to “Megacampus™” under “Definitions and reconciliations” in Item 7 for additional information.
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

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest		Book Value	Square Footage
				Development and Redevelopment		Total(1)
				Under Construction	Future

San Francisco Bay Area
Megacampus: Alexandria Center® for Science and Technology – Mission Bay/Mission Bay	25.0%		$247,271	212,796	—	212,796
1450 Owens Street
Megacampus: Alexandria Center® for Advanced Technologies – South San Francisco/South San Francisco	100%		126,201	107,250	90,000	197,250
211(2) and 269 East Grand Avenue
Megacampus: Alexandria Center® for Advanced Technologies – Tanforan/South San Francisco	100%		436,956	—	1,930,000	1,930,000
1122, 1150, and 1178 El Camino Real
Alexandria Center® for Life Science – Millbrae/South San Francisco	48.6%		160,822	—	348,401	348,401
201 and 231 Adrian Road and 30 Rollins Road
Megacampus: Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%		486,468	—	1,497,830	1,497,830
960 Industrial Road, 987 and 1075 Commercial Street, and 888 Bransten Road
2100, 2200, 2300, and 2400 Geng Road/Greater Stanford	100%		83,082	—	240,000	240,000
			1,540,800	320,046	4,106,231	4,426,277
San Diego
Megacampus: Campus Point by Alexandria/University Town Center	56.4%	(3)	643,229	893,525	500,859	1,394,384
10010(4), 10140(4), 10210, and 10260 Campus Point Drive and 4135, 4161, 4165, and 4224 Campus Point Court
Megacampus: SD Tech by Alexandria/Sorrento Mesa	50.0%		249,021	81,610	493,845	575,455
9805 Scranton Road and 10075 Barnes Canyon Road
11255 and 11355 North Torrey Pines Road/Torrey Pines	100%		161,539	—	215,000	215,000
Megacampus: One Alexandria Square/Torrey Pines	100%		65,706	—	125,280	125,280
10975 and 10995 Torreyana Road
Megacampus: 5200 Illumina Way/University Town Center	51.0%		17,982	—	451,832	451,832
9625 Towne Centre Drive/University Town Center	30.0%		837	—	100,000	100,000
Megacampus: Sequence District by Alexandria/Sorrento Mesa	100%		48,992	—	1,661,915	1,661,915
6290, 6310, 6340, 6350, and 6450 Sequence Drive
4075 Sorrento Valley Boulevard/Sorrento Valley	100%		29,224	—	144,000	144,000
Other development and redevelopment projects	(2)		78,036	—	475,000	475,000
			$1,294,566	975,135	4,167,731	5,142,866
Refer to “Megacampus™” under “Definitions and reconciliations” in Item 7 for additional information.
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
(3)The noncontrolling interest share of our real estate joint venture partner is anticipated to decrease to 25%, as we expect to fund the majority of future construction costs at the campus until our ownership interest increases to 75%, after which future capital would be contributed pro rata with our partner.
(4)We have a 100% interest in this property.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Square Footage
			Development and Redevelopment			Total(1)
			Under Construction	Future

Seattle
Megacampus: Alexandria Center® for Advanced Technologies – South Lake Union/Lake Union	(2)	$596,213	227,577	1,057,400		1,284,977
601 and 701 Dexter Avenue North and 800 Mercer Street
1010 4th Avenue South/SoDo	100%	62,763	—	544,825		544,825
410 West Harrison Street/Elliott Bay	100%	—	—	91,000		91,000
Megacampus: Alexandria Center® for Advanced Technologies – Canyon Park/Bothell	100%	20,256	—	230,000		230,000
21660 20th Avenue Southeast
Other development and redevelopment projects	100%	155,787	—	706,087		706,087
		835,019	227,577	2,629,312		2,856,889
Maryland
Megacampus: Alexandria Center® for Life Science – Shady Grove/Rockville	100%	$28,382	—	296,000		296,000
9830 Darnestown Road
		28,382	—	296,000		296,000
Research Triangle
Megacampus: Alexandria Center® for Life Science – Durham/Research Triangle	100%	165,816	—	2,060,000		2,060,000
Megacampus: Alexandria Center® for Advanced Technologies and Agtech – Research Triangle/Research Triangle	100%	113,493	—	1,170,000		1,170,000
4 and 12 Davis Drive
Megacampus: Alexandria Center® for Sustainable Technologies/Research Triangle	100%	56,351	—	750,000		750,000
120 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive
Other development and redevelopment projects	100%	1,647	—	25,000		25,000
		337,307	—	4,005,000		4,005,000
New York City
Megacampus: Alexandria Center® for Life Science – New York City/New York City	100%	178,148	—	550,000	(3)	550,000
		$178,148	—	550,000		550,000
Refer to “Megacampus™” under “Definitions and reconciliations” in Item 7 for additional information.
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
(3)During the three months ended September 30, 2024, we filed a lawsuit against the New York City Health + Hospitals Corporation and the New York City Economic Development Corporation for fraud and breach of contract concerning our option to ground lease a land parcel to develop a future world-class life science building within the Alexandria Center® for Life Science – New York City Megacampus. Refer to “Legal proceedings” in Item 3 for additional details.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value		Square Footage
				Development and Redevelopment		Total(1)
				Under Construction	Future

Texas
Alexandria Center® for Advanced Technologies at The Woodlands/Greater Houston	100%	$49,691		73,298	116,405	189,703
8800 Technology Forest Place
1001 Trinity Street and 1020 Red River Street/Austin	100%	135,868		—	250,010	250,010
Other development and redevelopment projects	100%	60,241		—	344,000	344,000
		245,800		73,298	710,415	783,713
Other development and redevelopment projects	100%	47,504		—	597,743	597,743
Total pipeline as of December 31, 2025, excluding properties held for sale		6,788,464		3,563,154	19,907,130	23,470,284
Properties held for sale		261,208		—	1,893,281	1,893,281
Total pipeline as of December 31, 2025		$7,049,672	(2)	3,563,154	21,800,411	25,363,565

Refer to “Megacampus” under “Definitions and reconciliations” in Item 7 for additional information.
(1)Total square footage includes 1,867,704 RSF of buildings currently in operation that we expect to demolish or redevelop and commence future construction subject to market conditions and leasing. Refer to “Investments in real estate”
under “Definitions and reconciliations” in Item 7 for additional information, including development and redevelopment square feet currently included in rental properties.
(2)Includes $3.18 billion of projects that are currently under construction.

ITEM 3. LEGAL PROCEEDINGS
In 2006, ARE-East River Science Park, LLC, a subsidiary of Alexandria Real Estate Equities, Inc., was granted an option to incorporate a land parcel adjacent to and north of the Alexandria Center® for Life Science – New York City (“ACLS-NYC”) campus
(“Option Parcel”) into the existing ground lease of that campus. The Option Parcel will allow ARE-East River Science Park, LLC to develop a future world-class life science building within the ACLS-NYC campus. ARE-East River Science Park, LLC’s investment in pre-
construction costs related to the development of the Option Parcel, including costs related to design, engineering, environmental, survey/title, and permitting and legal costs, aggregated $178.1 million as of December 31, 2025.
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
This matter exposes us to potential losses ranging from zero to the full amount of the investment in the project aggregating
$178.1 million as of December 31, 2025, depending on any collection of damages and/or the ability to develop the project. We performed a probability-weighted recoverability analysis based on initial estimates of various possible outcomes and determined no impairment was present as of December 31, 2025.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES
OF EQUITY SECURITIES
Market Information
Our common stock is traded on the NYSE under the symbol “ARE.” On January 15, 2026, the last reported sales price per share of our common stock was $57.26, and there were 512 holders of record of our common stock (excluding beneficial owners whose shares are held in the name of Cede & Co.).
To maintain our qualification as a REIT, we must make annual distributions to stockholders of at least 90% of our taxable income for the current taxable year, determined without regard to deductions for dividends paid and excluding any net capital gains.
Under certain circumstances, we may be required to make distributions in excess of cash flows available for distribution to meet these distribution requirements. In such a case, we may borrow funds or may raise funds through the issuance of additional debt or equity capital. No dividends can be paid on our common stock unless we have paid full cumulative dividends on our preferred stock. As of
December 31, 2025, we had no outstanding shares of preferred stock. Future distributions on our common stock will be determined by, and made at the discretion of, our Board of Directors and will depend on a number of factors, including actual cash available for distribution to our stockholders, our financial condition and capital requirements, the annual distribution requirements under the REIT provisions of the Internal Revenue Code, restrictions under Maryland law, and such other factors as our Board of Directors deems relevant. We cannot assure our stockholders that we will make any future distributions.
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
During January and February of 2025, we repurchased 2,152,293 shares of common stock aggregating $208.1 million at an average price per share of $96.71, with approximately $241.8 million remaining available for additional share repurchases. No further purchases were made under this program.
The following table summarizes share repurchases executed under this program during the twelve months ended
December 31, 2025:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Value of Shares That May Yet Be Purchased Under Plans
January 1, 2025 – January 31, 2025	1,541,974	$97.26	2,038,250	$299,934,205
February 1, 2025 – February 28, 2025	610,319	$95.32	2,648,569	$241,759,706
On December 8, 2025, we announced that our Board of Directors authorized a new share repurchase program that allows the repurchase of shares with an aggregate value of up to $500.0 million through December 31, 2026 in the open market, through privately negotiated transactions, or otherwise, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the
Exchange Act. This new program replaced our prior stock repurchase program. As of the date of this report, no purchases have been made under the new program and $500.0 million remains available for future share repurchases.
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

Executive summary
Operating results

	Year Ended December 31,
	2025	2024
Net (loss) income attributable to Alexandria’s common stockholders – diluted:
In millions	$(1,438.0)	$309.6
Per share	$(8.44)	$1.80
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$1,534.7	$1,629.1
Per share	$9.01	$9.47
For additional information, refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria
Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations” and to the tabular presentation of these items in “Results of operations” in Item 7 in this annual report on Form 10-K.
A best-in-class REIT with a high-quality, diverse tenant base, strong margins, and long lease terms

(As of December 31, 2025, unless stated otherwise)
Occupancy of operating properties in North America	90.9%
Percentage of total annual rental revenue in effect from Megacampus platform	78%
Percentage of total annual rental revenue in effect from investment-grade or publicly traded large cap tenants	53%

Adjusted EBITDA margin for the three months ended December 31, 2025	70%
Percentage of leases containing annual rent escalations	97%

Weighted-average remaining lease term:
Top 20 tenants	9.7	years
All tenants	7.5	years

Strong tenant collections for the three months ended December 31, 2025:
Tenant rents and receivables for the three months ended December 31, 2025 collected as of the date of this report	99.9%

Solid leasing volume
•Leasing volume aggregating 4.2 million RSF for the year ended December 31, 2025.
•Leasing of previously vacant space aggregating 393,376 RSF, up 98%, over the quarterly average over the last five quarters.
•Rental rates on lease renewals and re-leasing of space increased by 7.0% and 3.5% (cash basis) for the year ended
December 31, 2025.
•82% of our leasing activity in 2025 was generated from our existing tenant base.

2025
Lease renewals and re-leasing of space:
Rental rate changes	7.0%
Rental rate changes (cash basis)	3.5%
RSF	2,543,473
Leasing of previously vacant space – RSF	944,362
Leasing of development and redevelopment space – RSF	704,821
Total leasing activity – RSF	4,192,656

Key operating metrics
•Total revenues of $3.03 billion, down 2.9%, for the year ended December 31, 2025, compared to $3.12 billion for the year ended December 31, 2024. Excluding dispositions completed after January 1, 2024, total revenues would have increased by
2.3% for the year ended December 31, 2025.
•Net operating income (cash basis) of $1.98 billion for the year ended December 31, 2025 increased by $1.7 million, or 0.1%, compared to the year ended December 31, 2024.
•Change in net operating income (cash basis) includes the impact of operating properties disposed of after January 1,
2024. Excluding these dispositions, net operating income (cash basis) for the year ended December 31, 2025 would have increased by 6.2% compared to 2024.
•Same property net operating income decreased by 3.5% and increased by 0.9% (cash basis) for the year ended
December 31, 2025, compared to the year ended December 31, 2024.
•92.5% same properties’ average occupancy for the year ended December 31, 2025, compared to 95.2% average occupancy for the year ended December 31, 2024.
Continued successful management and reduction of general and administrative expenses
•General and administrative expenses as a percentage of net operating income for the year ended December 31, 2025 were
5.6%—the lowest level in the past ten years for the Company and approximately half the average of other S&P 500 REITs. In
2025, we realized cost reductions of $51.3 million, or 30%, compared to the year ended December 31, 2024, primarily from cost-control and efficiency initiatives. Some of these cost savings are temporary in nature, and we anticipate that approximately half of the cost reduction achieved in 2025 will continue in 2026.
•Compared to the general and administrative expenses for the year ended December 31, 2024, we expect to achieve a savings of $76 million of cumulative general and administrative expense in 2025 and 2026 based upon the midpoint of our guidance range for 2026 general and administrative expenses.
Dividend strategy to share net cash flows from operating activities with stockholders while retaining a significant portion for reinvestment
•Common stock dividend declared of $0.72 per share for the three months ended December 31, 2025, representing a 45%
reduction from the quarterly dividend declared of $1.32 for the three months ended September 30, 2025.
•The decision to reduce the declared dividend per common share reflects our commitment to maintaining the strength of our balance sheet, enhancing financial flexibility, and preserving liquidity of approximately $410 million on an annual basis, which will be used to support our 2026 capital plan.
•Significant net cash flows provided by operating activities after dividends retained for reinvestment aggregating $2.36 billion for the years ended December 31, 2021 through 2025.
•Dividend yield of 5.9% as of December 31, 2025 and dividend payout ratio of 33% for the three months ended December 31,
2025.
Successful execution of Alexandria’s capital recycling strategy
We exceeded the midpoint of our 2025 guidance for dispositions and sales of partial interests by completing $1.81 billion of funding, primarily from sales of non-core assets and land, as well as sales to owner/users. During the three months ended December
31, 2025, we completed $1.47 billion of dispositions. As of December 31, 2025, the book value of our real estate assets designated as held for sale aggregated $581.7 million. We expect to sell these assets in 2026. Refer to “Dispositions and sales of partial interests” in
Item 2 in this annual report Form 10-K for additional details.

(in millions)	Sales Price
During the nine months ended September 30, 2025	$341
During the three months ended December 31, 2025	1,471
Total 2025 dispositions and sales of partial interests(1)	$1,812

Types of dispositions during the year ended December 31, 2025(1)	% of Sales Price
Land	21%
Non-stabilized properties	59
Stabilized properties	20
Total 2025 dispositions	100%

(1)Excludes the exchange of partial interests in two consolidated real estate joint ventures, Pacific Technology Park and 199 East Blaine Street, during the three months ended September 30, 2025.

Increased occupancy and leasing progress on temporary vacancy

Operating occupancy as of September 30, 2025	90.6%
Assets with vacancy designated as held for sale during the three months ended December 31, 2025	0.5
Early termination of one lease aggregating 170,618 RSF at 259 East Grand Avenue in South San Francisco, originally set to expire in 2027, which is already fully re-leased to a multinational pharmaceutical tenant with occupancy expected to commence in 2H26	(0.5)	(1)
Reclassification of 401 Park Avenue from redevelopment to operating upon our decision to pursue leasing as office space rather than convert to laboratory space	(0.3)
Other changes in occupancy, primarily due to the commencement of leases during 4Q25	0.6
Operating occupancy as of December 31, 2025	90.9
Key vacant space leased with future delivery	2.5	(2)
Operating occupancy as of December 31, 2025, including leased but not yet delivered space	93.4%

(1)Refer to “Projected results” in item 7 for key considerations on guidance for the three months ending March 31, 2026.
(2)Represents temporary vacancies as of December 31, 2025 aggregating 899,259 RSF, primarily in the Greater Boston, San Francisco Bay Area, and Seattle markets, that are leased and expected to be occupied upon completion of building and/or tenant improvements. The weighted-average expected delivery date is approximately
August 2026 and the expected annual rental revenue is approximately $52 million.
Reduction of capital spend and funding needs
•During the three months ended December 31, 2025, we reduced future construction funding requirements across our active pipeline by: i) selling or designating three projects as held for sale and ii) pivoting one project to a lower investment strategy;
enabling us to redeploy future construction savings and sale proceeds into opportunities aligned with our long‑term
Megacampus™ strategy.
•We reduced the overall size of our future construction funding needs on current development and redevelopment projects by more than $300 million over the next few years.
•3% reduction in non-income-producing assets to 17% as a percentage of gross assets.
•We are evaluating business strategy for four additional projects.
Alexandria’s development and redevelopment pipeline delivered incremental annual net operating income of $10 million, commencing during the three months ended December 31, 2025, with an additional $97 million of incremental annual net operating income anticipated to deliver by 4Q26 primarily from projects that are 86% leased/negotiating.
•During the three months ended December 31, 2025, we placed into service one development project aggregating 139,979
RSF that is 100% occupied at 10075 Barnes Canyon Road in our Sorrento Mesa submarket and delivered incremental annual net operating income of $10 million.
•Annual net operating income (cash basis) from recently delivered projects is expected to increase by $26 million upon the burn-off of initial free rent, which has a weighted-average remaining period of approximately six months.
•77% of the RSF in our total development and redevelopment pipeline is within our Megacampus ecosystems.

(dollars in millions)	Incremental Annual Net Operating Income		RSF		Leased/Negotiating Percentage
Expected to be placed into service:
Fiscal year 2026	$97	(1)	699,933	(2)	86%	(3)
Fiscal years 2027-2028	123		1,614,994		51%
	$220
Projects under business strategy evaluation:
Fiscal years 2026-2028	$113		1,248,227		8%

(1)Includes expected partial deliveries through 2026 from projects expected to stabilize in 2027-2028, including speculative future leasing that is not yet fully committed. Refer to the initial and stabilized occupancy years under “New Class A/A+ development and redevelopment properties: current projects” in Item 2 for additional information.
(2)Represents the RSF of projects expected to stabilize in 2026. Does not include RSF for partial deliveries through 2026 from projects expected to stabilize in
2027-2028.
(3)Represents the current leased/negotiating percentage of development and redevelopment projects that are expected to stabilize through 2026.

Trends that may affect our future results
Currently identified key market trends and uncertainties that had or may have a negative effect on our business are discussed below. Although we seek to minimize the risks posed by these trends and uncertainties as discussed in the mitigating factors section below, there can be no assurance that these measures will be successful in preventing material impacts on our future results of operations, financial position, and cash flows. Refer to “Item 1A. Risk factors” in this annual report on Form 10-K for discussion of additional risks we face.
New supply and reduced demand for life science space may continue to negatively affect our rental rates, occupancy, and operating results.
•Influx of supply. During and after the COVID-19 pandemic, the shift toward hybrid and remote work arrangements as well as exceptionally strong demand for life science space, driven by public health urgency and supported by historically low interest rates, prompted certain office and other real estate investors to repurpose underutilized office spaces into laboratory facilities, initiating a wave of new development activity across the sector. Our success and the success of other laboratory operators prompted new and existing developers to commence speculative redevelopment and/or development laboratory projects in anticipation of demand for such facilities. These conversion and speculative development projects have contributed to a significant influx of new laboratory properties in our top three markets—Greater Boston, San Diego, and the San Francisco
Bay Area. Life science real estate availability in these top markets—measured as the percentage of life-science RSF available relative to total life-science RSF—rose to approximately 29% during the year ended December 31, 2025, from approximately
4% in 2021. This surge created supply that materially exceeded current demand. As pandemic-driven urgency faded, the amount of available space became the dominant factor influencing tenant activity, with absorption unable to match the influx of supply.
•Decrease in demand. Adding to these challenges, life science tenant demand—after reaching historically high levels in 2021—
has moderated significantly. The average tenant demand, measured by life-science tenants’ RSF requirements, has declined by more than 60% during the year ended December 31, 2025 compared to 2021 across our top three markets: Greater
Boston, San Francisco Bay Area, and San Diego. This reflected a shift from extraordinary tenant demand driven by pandemic-
related urgency to levels more consistent with historical pre-pandemic norms, particularly those observed during 2016-2018.
Importantly, this shift occurred amid substantially higher available supply, as discussed above, further negatively impacting occupancy in top markets.
Exacerbating the recent demand trend, the life science industry faced an unusual convergence of macroeconomic, regulatory, policy, and political challenges in 2025, all of which are critical facets of the life science industry. These included consequential shifts in  leadership at the Health and Human Services agency (“HHS”), tariff-related measures, operational, leadership, and staff disruptions at the NIH and the FDA, threatened reductions in NIH funding of biomedical research and proposals to limit
NIH funding of indirect grant costs, heightened scrutiny of pharmaceutical pricing, and increased global competition from
China, discussed below. Collectively, these factors, including those described below, increased uncertainty, leading tenants to potentially defer leasing commitments and expansion decisions pending greater clarity. As a result, absorption of available space has been notably slower.
◦Prolonged biotech bear market and capital constraints. The life science sector experienced the fifth consecutive year of a broad-based biotech bear market in 2025. Life science venture capital fundraising declined to its lowest level since
2016, reducing overall levels of capital venture funds available to deploy in the future. Life science venture funds also continue to be highly risk averse, focusing investments on clinical-stage and asset based opportunities that may not drive significant labspace needs. The initial public offering market for biotech companies has remained largely closed, eliminating a key source of liquidity and growth capital. Elevated interest rates have further constrained access to debt and equity financing. These factors have slowed company formation, reduced headcount growth, and delayed laboratory expansion decisions, directly impacting leasing demand for specialized life science space.
◦Regulatory and policy factors affecting absorption. At the same time, the regulatory environment experienced significant disruption. The FDA saw more than 50% turnover in senior leadership during the first half of 2025, accompanied by employee layoffs and a number of  delays in regulatory review decisions. Changing expectations related to clinical trial requirements and flexibility for rare diseases with large unmet need created additional uncertainty around development timelines for certain regulated products. These conditions have reduced some tenants’ near-term confidence in expansion and capital investment decisions.
Biomedical research institutions have faced increased uncertainty around federal funding policies throughout 2025. The proposed 15% cap on NIH institutional indirect grant spending, which was recently upheld as unlawful by an appellate court, raised concerns for biomedical research institutions about the ability to recover infrastructure and operating costs, which materially constrained incremental real estate demand among certain federally supported entities.
Further, government actions aimed at reducing U.S. prescription drug prices have heightened uncertainty regarding future returns on pharmaceutical and biotechnology investments. This has weighed on risk appetite across the sector and constrained investment into some areas of research and development. As a result, some tenants have delayed or scaled back expansion plans, reducing leasing activity and occupancy levels.
At the same time, global competition for life science research has intensified, with certain foreign markets, especially
China, rapidly gaining ground as biotechnology leaders through centralized funding and faster regulatory timelines.
Coupled with immigration-related restrictions implemented in the U.S. during 2025 that limit access to international research talent, these policy actions not only affect current activities but also pose a significant threat to the long-term viability of the U.S. biomedical industry. The cumulative effect of these developments may significantly reduce tenant demand for U.S. life science real estate. Refer to “Item 1A. Risk factors” in this annual report on Form 10-K for more information.
•Impact on our business. The surge in supply and decrease in demand have led to industry-wide elevated vacancy rates, slower leasing activity, lower rental rates, higher lease concessions, and increased competition for tenants. Our operating occupancy declined from 94.6% as of December 31, 2024 to 90.9% as of December 31, 2025, and we project our operating occupancy to decline further to approximately 88.5% as of December 31, 2026, representing the midpoint of our guidance range for occupancy percentage in North America as of December 31, 2026.
To remain competitive, we have realized lower rental rate changes on renewed and re-leased spaces and have offered more tenant improvement allowances or additional tenant concessions, including free rent, to retain existing tenants, or attract new tenants. We project the decline in rental rates to continue into 2026. Furthermore, to maintain long-term tenant relationships and sustain occupancy levels within our core assets, our existing operating properties may require additional revenue- and non-revenue-enhancing capital expenditures earlier than typically expected.
The table below reflects a trend of increasing revenue- and non-revenue-enhancing capital expenditures, including tenant improvement expenditures over the last several years. The table also presents the trend, on a per RSF basis, of increasing tenant improvements, leasing commissions, and free rent concessions, and of decreasing growth in rental rates related to our renewed/re-leased spaces, and decreases in our operating occupancy (dollars in thousands, except per RSF amounts):

	Revenue- and Non-Revenue- Enhancing Capital Expenditures	Tenant Improvements/ Leasing Commissions per RSF	Free Rent Concessions per Annum (leases executed in trailing 12 months)	Rental Rate Increases (on renewed/ re-leased spaces)	Operating Occupancy (as of each period end)
2023	$260,392	$26.09	0.6 months	29.4%	94.6%
2024	$273,377	$46.89	0.7 months	16.9%	94.6%
2025	$324,293	$55.34	1.5 months	7.0%	90.9%
Midpoint of 2026 guidance range	$510,000	N/A		2.0%	88.5%
Additionally, we have key lease expirations with expected downtime in 2026, primarily in the Greater Boston, San Francisco
Bay Area, and San Diego markets, aggregating 1.2 million RSF with a weighted-average lease expiration date of April 2026.
These spaces are expected to become vacant at lease expiration and re-leased to new tenants. We expect downtime on the
1.2 million RSF to range approximately 6–24 months on a weighted-average basis. In addition, we have identified 1.2 million
RSF of lease expirations that are expected to have significant downtime in 2027. However, considering elevated new laboratory supply in these markets, there can be no assurance that we will be able to re-lease some or all of this space on acceptable terms, without significant capital expenditures, or within anticipated time frames, even at reduced rates.
As of December 31, 2025, we anticipate that 2.3 million RSF of our projects undergoing construction will be placed into service from 2026 through 2028 and will generate $220 million in future incremental annual net operating income. These projects are
64% leased or under lease negotiations as of December 31, 2025. Furthermore, we have additional 1.2 million RSF of projects under construction expected to be delivered through 2028, which are 8% leased or under lease negotiations. For these projects, we are evaluating business strategy, including continuing construction, selling, or pausing development or redevelopment. If we decide to sell or pause, such actions could be dilutive to our funds from operations and operating metrics.
Landlord-funded tenant improvement allowances have increased significantly for first-generation space, including development and redevelopment projects, with most space in shell condition requiring landlords to fund the full build-out cost. This trend places additional pressure on projected returns and overall economics, and further challenges our ability to attract and secure tenants for the remaining unleased RSF related to these projects at the expected rates, or at all, which could result in a shortfall or delay in the commencement of the projected incremental annual net operating income.

Unfavorable macroeconomic and capital market conditions may continue to adversely affect the value of our real estate and non-real estate portfolios, which could result in additional significant impairments and may impact our ability to raise capital efficiently to further our business objectives.
The effective execution of our development and redevelopment activities is contingent on access to capital required to fund these projects. Our construction spending in 2025 aggregated $1.44 billion. We expect funding for construction spending in
2026 to aggregate $1.75 billion at the midpoint of our 2026 guidance range for construction spending. This includes significant remaining construction costs to complete our active pipeline and anticipated increases in both revenue- and non-revenue-
enhancing capital expenditures in our operating portfolio. As a result, our capital plan and leverage management strategy have increased our reliance on real estate dispositions and sales of partial interests to generate capital. However, current real estate market conditions, including lower property valuations and increased capitalization rates, will likely adversely affect the timing and pricing of such transactions.
•Lower property valuations and increased capitalization rates. A portion of our projected construction spending and other uses of capital is expected to be funded through dispositions and sales of partial interests in core and non-core real estate assets.
Real estate investments are generally less liquid than many other investment types, which can present challenges in selling our properties in a timely manner or at desirable prices, especially in an environment of oversupply.
In addition to the factors discussed above specifically affecting demand for life science space, broader real estate demand as well has been impacted by macroeconomic conditions, particularly elevated interest rates. Following the onset of the
COVID-19 pandemic, the U.S. Federal Reserve reduced the federal funds target range to 0%–0.25% in March 2020 and maintained that near-zero range until March 2022. To address inflation concerns, the U.S. Federal Reserve then increased the target range rapidly, reaching 5.25%–5.50% in July 2023, where it remained for an extended period. Although the U.S. Federal
Reserve reduced the federal funds target range to 4.25%–4.50% during 2024, and to 3.50%–3.75% during 2025, interest rates remain elevated. This could continue to limit access to debt and/or equity financing for prospective buyers of real estate assets. All other aspects being equal, such challenges for buyers lead to an excess of properties available for sale, which exerts downward pressure on property valuations and elevates capitalization rates, adversely impacting the sales proceeds we can generate from our real estate asset sales.
The oversupply, discussed above, combined with high interest rates and reduced market liquidity, has contributed to a prolonged period of lower property valuations and higher capitalization rates, resulting in significant real estate impairments and making it more challenging to execute asset sales within the expected timelines and at favorable pricing. In 2026, we expect to complete dispositions and sales of partial interests of approximately $2.90 billion at the midpoint of our 2026 guidance range. However, we may not be able to achieve this and/or other targets disclosed in our 2026 guidance as a result of the uncertainties discussed in this “Trends that may affect our future results” section as well as in “Item 1A. Risk factors” in this annual report on Form 10-K.
The table below presents total dispositions and a trend of increasing impairments of real estate and capitalization rates associated with dispositions and sales of partial interests in our real estate assets over the last several years (dollars in thousands), which is partly attributable to the quality of core and non-core assets we sold during each period. There is no assurance that this upward trend will stabilize or reverse in the future.

	Aggregate Sales Price of Dispositions and Sales of Partial Interests	Impairment of Real Estate	Capitalization Rates(1)		Capitalization Rates (Cash Basis)(1)
2023	$1,314,414	$461,114	6.7%		5.9%
2024	$1,382,453	$223,068	7.7%		6.5%
2025	$1,813,778	$2,202,818	7.7%	(2)	7.5%	(2)
Midpoint of 2026 guidance range	$2,900,000	(3)
(1)Capitalization rates are calculated only for stabilized operating assets sold. Refer to “Capitalization rates” under “Definitions and reconciliations” in Item 7 for additional information.
(2)Represents the weighted-average capitalization rate for stabilized operating assets sold in 2025, which accounted for only 20% of the aggregate sales price of dispositions and sales of partial interests in 2025.
(3)We are not able to forecast for future periods without unreasonable effort and therefore do not provide on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control.
For additional information about our dispositions and real estate impairments recognized in 2025, refer to “Sales of real estate assets and impairment of real estate” in Note 3 – “Investments in real estate” to our consolidated financial statements in Item
15 in this annual report on Form 10-K.

During the year ended December 31, 2025, we completed dispositions with our share of an aggregate sales price of
$1.81 billion. For 2026, we have established a disposition program with expected sales of approximately $2.90 billion at the midpoint of our 2026 guidance for real estate dispositions and sales of partial interests.
•As of December 31, 2025, we committed to dispose in 2026 of certain assets with an aggregate book value of
$581.7 million as of December 31, 2025. These assets are classified as held for sale as of December 31, 2025, having met the criteria for such classification during the year. Accordingly, we recognized related impairment charges aggregating
$910.7 million related to assets classified as held for sale as of December 31, 2025, which are included in the $2.20 billion of total impairment of real estate presented in our consolidated statement of operations for 2025.
•To achieve the midpoint of our 2026 guidance range of $2.90 billion for dispositions and sales of partial interests, we continue to evaluate a significant number of disposition targets, including non-core operating properties, both stabilized and unstabilized, and land parcels. Under U.S. GAAP, real estate assets are evaluated for impairment upon indication of potential impairment.
◦For real estate assets held and used, impairments are recognized if the sum of expected future undiscounted cash flows, including estimated proceeds from eventual disposition, is less than the carrying amount. In such cases, the carrying amount is reduced to estimated fair value.
◦For real estate assets held for sale, impairments are recognized if fair value less costs to sell is less than the carrying amount. In evaluating potential disposition targets, we apply a probability-weighted approach and in each case, no impairment charge is currently required.
However, if these assets meet the criteria for classification as held for sale during 2026, we may incur material real estate impairments in 2026. For additional information on accounting for real estate impairments, refer to “Impairment of long-
lived assets” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements in Item 15.
We expect to substantially complete our large-scale non-core asset sales program in 2026. As of December 31, 2025,
78% of our annual rental revenue is from our Megacampus platform, and we expect this percentage to continue to grow over time, in part through our disposition program.
•Increased cost and limited availability of capital. In 2026, we expect to reduce our outstanding debt by approximately
$1.68 billion, at the midpoint of our 2026 guidance range. Our current debt repayment priorities include repaying existing short-
term borrowings, including amounts outstanding on our commercial paper program, repaying our $650 million unsecured senior notes payable maturing in 2026 (of which $300 million was repaid in January 2026 upon maturity), using proceeds from our dispositions, and potentially repaying other unsecured senior notes payable, including those maturing in 2027. These expectations assume that we are able to execute our planned real estate dispositions and partial interest sales on acceptable terms. If we are unable to sell real estate assets at our targeted prices or within our expected timeframes, we may need to reduce the projected amount of debt repayment, delay the timing of such repayment, and/or increase our reliance on additional debt financing to fund the approximately $1.75 billion of construction spending, based on the midpoint of our 2026 guidance range. Elevated interest rates may result in debt financing options that are costlier, less accessible, or even unavailable, potentially limiting our ability to complete our development and redevelopment projects on schedule and thereby delaying our expected incremental annual net operating income generation.
The table below reflects interest rates related to unsecured senior notes payable that we have issued over the last several years (dollars in thousands). There is no assurance that high debt costs will not continue into the future.

	Debt Issued	Interest Rate(1)
2023	$1,000,000	5.07%
2024	$1,000,000	5.57%
2025	$550,000	5.66%
(1)Includes amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
•Capitalized interest. Our capitalized interest was $330 million in 2025. During 2025, we focused on completing our projects under construction that were highly leased. Additionally, we invested in our future pipeline to maximize value and to position the sites for future vertical construction based on our expectation at that time of increased future demand for these projects.
Refer to “Capitalized interest” under “Definitions and reconciliations” in Item 7 in this annual report on Form 10-K for additional information.

The table below presents gross interest expense, capitalized interest, and interest expense for the last several years (in thousands).

	Gross Interest Expense	Capitalized Interest	Interest Expense
2023	$438,182	$(363,978)	$74,204
2024	$516,799	$(330,961)	$185,838
2025	$557,122	$(330,424)	$226,698
Midpoint of 2026 guidance range	$505,000	$(250,000)	$255,000
For 2026, we expect capitalized interest of approximately $250 million at the midpoint of our guidance range. The decrease compared to 2025 reflects our decisions, in light of current market conditions, to re-evaluate certain projects including to cease or pause certain pre-construction activities on land and on uncommitted projects to conserve capital as well as to dispose of certain assets. As a result, we expect our interest expense to increase to approximately $255 million (at the midpoint of our
2026 guidance range) in 2026 from $227 million in 2025. The challenging macroeconomic environment discussed above, has necessitated and may continue to necessitate a reevaluation of our plans. These conditions could lead to a temporary suspension of our construction projects, delay of future projects, or sale of non-income-producing properties. This could result in a further decline in our capitalized interest for 2026 and beyond below our current projections, and a further increase in interest expense recognized in our consolidated statement of operations.
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
In such a challenging environment, distributions from our investments — which we may receive as dividends, as liquidation distributions from our investments in limited partnerships, or as a result of mergers and acquisitions that lead to our privately held investees being acquired by other entities — may be limited and could result in lower realized gains. Gross unrealized gains related to our non-real estate investments held as of December 31, 2025, December 31, 2024, and December 31, 2023
aggregated to $184.4 million, $228.1 million, and $320.4 million, respectively. We may not receive distributions from our investments or otherwise may face difficulties in monetizing our non-real estate investments at optimal prices, and there can be no assurance that we will be able to realize gains in the future. In periods with limited or no realized gains, our FFO per share, as adjusted, may be adversely affected.
For the year ended December 31, 2025, we recognized $115.7 million in realized gains on non-real estate investments and are projecting realized gains of $75 million in 2026 at the midpoint of our guidance range. The table below presents components of investment income (loss) on our non-real estate investments (in thousands):

	Non-Real Estate Investments
	Realized Gains	Significant Realized Losses		Impairments	Unrealized (Losses) Gains	Investment Loss
2023	$80,628	$—		$(74,550)	$(201,475)	$(195,397)
2024	$117,214	$—		$(58,090)	$(112,246)	$(53,122)
2025	$115,722	$(103,329)	(1)	$(95,716)	$26,980	$(56,343)
Midpoint of 2026 guidance range	$75,000	N/A(2)
(1)In November 2025, we contributed certain publicly traded securities to an unconsolidated joint venture, which resulted in a realized loss of $103.3 million on one transaction that was previously reflected as unrealized losses within investment income in our consolidated statement of operations. The unconsolidated joint venture sold these securities and distributed $39.9 million to us in December 2025.
(2)We are not able to forecast investment income (loss) of future periods without unreasonable effort and therefore do not provide on a forward-looking basis.
This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control.
Unfavorable market conditions could also lead to additional impairments of our investments in privately held entities that do not report NAV per share, as well as other‑than‑temporary impairments of our non‑real‑estate investments accounted for under the equity method.

The realization of any of the aforementioned risks could have a material adverse impact on our revenues and operating performance, including but not limited to our income from rentals, net operating income, results of operations, funds from operations, operating margins, initial stabilized yields (unlevered) on new or existing construction projects, occupancy, EPS, FFO per share, FFO per share, as adjusted, and net cash provided by operating activities. These impacts could decrease Adjusted EBITDA, adversely impacting our key metrics such as our Adjusted EBITDA margin and net debt and preferred stock to Adjusted EBITDA and fixed-
charge coverage ratios, as well as our credit ratings and credit rating outlooks. To preserve liquidity and mitigate an increase to our net debt and preferred stock to Adjusted EBITDA ratio that may be caused by potential declines in Adjusted EBITDA, we may seek additional capital by pursuing additional sales of real and non-real estate assets, or through equity offerings, which could be dilutive to existing stockholders. A reduction in earnings and/or net cash provided by operating activities could potentially necessitate or make advisable a reduction in our dividends per share, as determined by our board of directors. Any of the foregoing could further negatively affect our business and the market value of our common stock.
•Mitigating factors:
•Reinforcing the Megacampus platform as our core growth engine. We believe our Megacampus ecosystems represent the most competitive segment of the life science real estate market. Our Megacampus ecosystems are large-
scale (each over one million RSF in aggregate), clustered environments located in the most critical life science innovation hubs, designed to meet the evolving needs of the world’s leading scientific and technological organizations. This proximity is a key driver of tenant demand. These campuses are used in two distinct ways: (i) to house the research operations of our tenants and (ii) to recruit and retain the best talent available from a limited pool, which underscores why their scale, strategic design, and location are critical. With our Megacampus ecosystems, we aim to provide a superior set of amenities, services, and access to transit. With inspiring design and people-centric amenities, we believe these campuses enhance our tenants’ confidence in using these spaces as effective recruiting tools. In contrast, we believe that a significant amount of the competitive supply in the market today consists of isolated facilities that provide operational space but lack the scale and strategic design that our Megacampus ecosystems deliver.
Our Megacampus ecosystems, which offer both high visibility and a clear path for growth, are designed for scalability to accommodate our tenants’ growth. Our future development and redevelopment projects aggregate 21.6 million RSF as of
December 31, 2025, of which 77% is concentrated within our Megacampus ecosystems. Their strategic locations and path for growth serve as powerful incentives for tenants to lease space from us.
We believe our Megacampus strategy represents our most powerful competitive advantage in an oversupplied market.
This approach has enabled us to capture an outsized share of leasing demand across core life science markets, even as overall supply has increased. The strength of this strategy is reflected in the 2025 performance metrics below, achieved despite challenging macroeconomic, regulatory, policy, and political environments:
•Leasing volume aggregating 4.2 million RSF for the year ended December 31, 2025.
•Weighted-average lease term of 11.9 years for leases executed during the year ended December 31, 2025.
•In July 2025, we executed the largest life science lease in Company history with a long-standing multinational pharmaceutical tenant for a 16-year build-to-suit lease expansion aggregating 466,598 RSF on the Campus
Point by Alexandria Megacampus in our University Town Center submarket.
•During 2023-2025, our leasing volume in Greater Boston, the San Francisco Bay Area, and San Diego
represented approximately 94% of the combined leasing volume of the five largest life science real estate owners in those markets (by RSF leased).
•Rental rates on lease renewals and re-leasing of space increased by 7.0% and 3.5% (cash basis) for the year ended
December 31, 2025.
•Occupancy of 90.9% as of December 31, 2025.
•86% of development and redevelopment projects under construction that are expected to stabilize in 2026 are leased or under lease negotiation, excluding one project for which we are evaluating business strategy.
•Expected incremental annual net operating income from projects anticipated to be placed into service from 2026 to
2028:
◦$97 million from deliveries in 2026.
◦$123 million from 2027-2028 deliveries.
◦$113 million from 2026-2028 deliveries of additional four projects which are under business strategy evaluation.

•Strength of our brand. As a recognized leader in the life science and real estate sectors, Alexandria has successfully built a diverse and high-quality tenant base. Over the past three decades, we have fostered long-standing relationships and strategic partnerships with our tenants, which have enabled us to maintain strong occupancy levels and leasing volume, and growth in net operating income and cash flows and to effectively navigate through various economic cycles.
Key indicators of our brand strength include the following:
•In 2025, 82% of our leasing activity was generated from our existing tenant base.
•As of December 31, 2025, 84% of our top 20 tenant annual rental revenue was derived from investment-grade or publicly traded large cap companies.
•Our tenant collections have remained consistently high, averaging 99.8% since the beginning of 2021 through
December 31, 2025.
•Prudent financial management. Our strong and flexible balance sheet and prudent balance sheet management are key factors in our ability to navigate macroeconomic uncertainties and capitalize on new opportunities. The strength of our financial position is highlighted by several key indicators:
•Our significant liquidity of $5.30 billion as of December 31, 2025 provides us the flexibility to address our operational needs and to pursue strategic opportunities.
•We expect to have the ability to self-fund a large portion of our capital requirements through the following expected sources in 2026:
•$525 million in net cash provided by operating activities after dividends, at the midpoint of our 2026 guidance range.
•$137.0 million in capital contributions to fund construction expected from our existing consolidated real estate joint venture partners from January 1, 2026 through 2027 and beyond.
•$2.90 billion from dispositions and sales of partial interests in real estate assets at the midpoint of our 2026 guidance range.
•As of December 31, 2025, our credit ratings from S&P Global Ratings and Moody’s Ratings were BBB+ and Baa1, respectively, which rank in the top 15% among all publicly traded U.S. REITs.
•Our net debt and preferred stock to Adjusted EBITDA ratio target is 5.6x to 6.2x for the fourth quarter of 2026 annualized.
•As of December 31, 2025, our fixed-rate debt represents 97.2% of our total debt, which provides predictability in debt servicing costs. Since 2021, our quarter-end fixed-rate debt has averaged 96.7%.
•Our debt maturity schedule is well laddered, which provides us with financial flexibility and reduces short-term refinancing risks. As of December 31, 2025, only 11% of our debt matures through 2028.
•As of December 31, 2025, the weighted-average remaining term of our debt is 12.1 years, which is the longest among S&P 500 REITs, and demonstrates our strategic approach to debt management and our focus on maintaining manageable annual debt maturities.
•Operational excellence of our team. Alexandria focuses on operational excellence in the direct asset management and operations of our Labspace® asset base. Our assets management and operations team is composed of highly experienced, educated, and professionally credentialed facilities specialists. This expertise, essential in ensuring a secure and efficient environment for groundbreaking scientific research, has been cultivated and maintained over many years.
The demanding nature of laboratory-based scientific research requires strict adherence to safety standards set by local, state, and federal regulatory bodies. Key compliance aspects include good manufacturing practices (“GMP”) and Clinical
Laboratory Improvement Amendments (“CLIA”) certifications, adherence to national biosafety level guidelines, proper permitting and handling of hazardous waste generation and chemical storage, maintenance of safety stations, effective management of ultra-low temperature freezers, and careful licensing and management of radioactive materials.
•Other mitigating factors
•Improvement in office market. The increase in demand for premium office space since 2024, primarily driven by the technology sector, particularly companies focused on AI, absorbed some of the market’s supply previously anticipated for life science use and is now being repositioned back into office space. High ceilings, improved ventilation systems, and abundant natural light, which are all features of life science real estate, have become highly desirable, appealing to office and advanced technologies tenants. We expect this trend may lead to the exit from the life science sector of inexperienced life science real estate developers and expedite the resolution of the oversupply impacting the sector.
•Proactive reduction in capital spending and funding needs. To address higher capital costs and slower market absorption, we implemented a disciplined reduction in construction spending. Based on the midpoints of our 2026 guidance, our average annual construction spending is expected to decline to approximately $1.74 billion for 2024–
2026, representing a reduction of approximately $1.02 billion, or 37%, compared to the 2021–2023 average. Our
2026 construction spending is primarily focused on:
• Leasing vacant space at operating properties

• Completing active committed construction projects
• Limiting future pipeline pre-construction activity
This strategy supports a more self-funded capital plan while preserving flexibility for future growth opportunities.
•Decrease in general and administrative expenses. Over the past several years, we have implemented comprehensive measures to reduce our expenditures across our organization, including our general and administrative expenses, by implementing a variety of cost-control and efficiency initiatives, including, but not limited to:
(•)Personnel-related matters, including:
•Reduction in headcount over the last two years.
•Restructuring of various compensation plans.
(•)Streamlining of business processes:
•Implementation of systems upgrades, process improvements, and smarter technology.
•Renegotiation of contracts related to legal, technology, and operational support services, and elimination of redundancies through better alignment and consolidation of roles.
As a result, we have achieved the following outcomes:
•In 2025, we reduced G&A expenses by 30%, or $51.3 million, compared to 2024.
•We expect $76 million of cumulative savings in 2025 and 2026 (based upon the midpoint of our guidance range for 2026 general and administrative expenses), compared to 2024.
•Our 2025 general and administrative expenses are only 5.6% of net operating income, the lowest level for the Company in more than a decade, and approximately half the average of other S&P 500 REITs.
We believe the mitigating factors discussed above will help us manage prolonged market volatility while maintaining the flexibility to act on strategic opportunities. Through disciplined execution of non-core asset recycling, targeted capital allocation, continued focus on our Megacampus platform, moderated construction spending, and preservation of balance sheet strength, we are building a resilient platform designed to deliver sustainable growth and value creation across multiple cycles.
We believe these actions position us to emerge from the current cycle in a position of strength.

Execution of capital strategy
2025 capital strategy
During 2025, we continued to execute many of the long-term components of our capital strategy, as described below.
Maintained access to sources of capital strategically important to our long-term capital structure
•Generated significant net cash flows from operating activities.
•In 2025, we funded $524.7 million of our equity capital needs with net cash provided by operating activities after dividends, reduced by distributions to noncontrolling interests (excluding liquidating distributions from asset sales), and excluding changes in operating assets and liabilities, as they represent timing differences.
•Successfully executed our 2025 capital strategy, primarily through strategic dispositions of non-core assets and land.
•In 2025, real estate dispositions and sales of partial interests generated $1.81 billion of capital for investment into our development and redevelopment projects.
•In February 2025, we issued $550.0 million of unsecured senior notes payable, due 2035, with an interest rate of 5.50%.
Strong and flexible balance sheet with significant liquidity; top 15% credit rating ranking among all publicly traded U.S. REITs
•Net debt and preferred stock to Adjusted EBITDA of 5.7x and fixed-charge coverage ratio of 3.7x for the three months ended
December 31, 2025, annualized.
•As of December 31, 2025:
•Our credit ratings from S&P Global Ratings and Moody’s Ratings were BBB+ and Baa1, respectively, which rank in the top
15% among all publicly traded U.S. REITs.
•Significant liquidity of $5.30 billion, or 3.7x of our debt maturities through 2028.
•Only 11% of our total debt matures through 2028.
•12.1 years weighted-average remaining term of debt, longest among S&P 500 REITs.
•Our fixed-rate debt represents 97.2% of our total debt, which provides predictability in debt servicing costs. Since 2021, our quarter-end fixed-rate debt has averaged 96.7%.
•Total debt and preferred stock to gross assets of 31%.
Key capital metrics as of or for the year ended December 31, 2025
•$20.75 billion in total market capitalization.
•$8.3 billion in total equity capitalization.
•Non-real estate investments aggregating $1.50 billion:
•Unrealized gains presented in our consolidated balance sheet were $133.4 million, comprising gross unrealized gains and losses aggregating $184.4 million and $51.1 million, respectively.
•Investment loss of $56.3 million for the year ended December 31, 2025 presented in our consolidated statement of operations consisted of $115.7 million of realized gains, $103.3 million from a significant realized loss on one transaction, $27.0 million of unrealized gains, and $95.7 million of impairment charges.

2026 capital strategy
During 2026, we intend to continue executing our capital strategy with a focus on the strength of our credit profile, which will allow us to seek opportunities to improve our cost of capital and continue our disciplined approach to capital allocation. Consistent with
2025, our capital strategy for 2026 includes the following elements:
•Allocate capital to Class A/A+ properties located in Megacampus ecosystems in AAA life science innovation clusters.
•Maintain prudent access to diverse sources of capital, which include net cash flows from operating activities after dividends, strategic asset recycling through real estate disposition and partial interest sales, non-real estate investment sales, joint venture capital, sales of equity, and other sources of capital.
•Prudently evaluate our dividend policy to share cash flows with investors while also retaining significant cash flows for reinvestment.
•Focusing on opportunities to improve our credit profile.
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
We expect to continue to maintain access to diverse sources of capital, including unsecured senior notes payable and secured construction loans for our development and redevelopment projects from time to time. We expect to continue to maintain a significant proportion of our net operating income on an unencumbered basis to allow for future flexibility for accessing both unsecured and secured debt markets, although we expect traditional secured mortgage notes payable will remain a small component of our capital structure. We intend to supplement our remaining capital needs with net cash flows from operating activities after dividends as well as proceeds from real estate asset sales, partial interest sales, and equity capital. For further information, refer to “Projected results”,
“Sources of capital,” and “Uses of capital” in Item 7 in this annual report on Form 10-K. Our ability to meet our 2026 capital strategy objectives and expectations will depend in part on capital market conditions, real estate market conditions, and other factors beyond our control. Accordingly, there can be no assurance that we will be able to achieve these objectives and expectations. Refer to our discussion of “Forward-looking statements” under Part I and “Item 1A. Risk factors” in this annual report on Form 10-K.

Operating summary

Same Property Performance: Net Operating Income Changes		Rental Rate Growth: Renewed/Re-Leased Space

Margins(1)		Favorable Lease Structure(2)
Operating	Adjusted EBITDA	Strategic Lease Structure by Owner and Operator of Collaborative Megacampus Ecosystems
69%	70%	Increasing cash flows
		Percentage of leases containing annual rent escalations	97%
		Stable cash flows
Long-Duration Lease Terms(3)		Percentage of triple net leases	92%
9.7 Years	7.5 Years	Lower capex burden
		Percentage of leases providing for the recapture of capital expenditures	92%
Top 20 Tenants	All Tenants

Net Debt and Preferred Stock to Adjusted EBITDA(4)		Fixed-Charge Coverage Ratio(4)

(3.5)%

2024	2025
5.6x to 6.2x
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
(1)For the three months ended December 31, 2025.
(2)Percentages calculated based on our annual rental revenue in effect as of December 31, 2025.
(3)Represents the weighted-average remaining term based on annual rental revenue in effect as of December 31, 2025.
(4)Quarter annualized.

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
After modeling the potential hazards out to year 2050, we undertake a physical inspection for sites that may have high exposure to one or more climate hazards. We use this process to assess resilience to current and/or future stresses and to determine whether additional mitigation is needed. We continue to refine this process through improved climate risk data and structured approaches to resilience planning across our portfolio.
For a number of buildings, we are implementing augmented emergency preparedness plans and additional operating procedures that include preparations for potential future events. For certain buildings, mitigation may include nominal capital improvement work. We may find that other buildings require more significant planning and investment to incorporate more complex resilience measures. We are building on our existing emergency preparedness efforts by more directly planning for climate-driven risks like flooding and wildfire. Resilience measures under consideration at some of our properties are described below.
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
We are monitoring our exposure to wildfire. Most of our properties in San Diego are located in low-density fire-resistant commercial campuses with separations between structures and response capabilities that help reduce wildfire risk. These settings differ meaningfully from more fire-prone residential areas. At some of our operating properties located in areas prone to wildfire, we have begun a multiyear effort to implement landscaping improvements that include the replacement of fire-prone materials and the installation of fire-resistant vegetation. We continue to strengthen our wildfire preparedness efforts by advancing site-specific planning and evaluating measures that promote business continuity and occupant safety during smoke and fire events.

For our development of new Class A/A+ properties, we will aim to design for climate resilience. In 2023, Alexandria adopted resilient design guidelines to address future climate conditions based on climate risk models. These guidelines have been applied in some of our recent development projects.
In accordance with such guidelines, we endeavor to design buildings that incorporate materials, systems, and features to manage predicted climate hazards and maintain building operability during and after a climate event. As feasible, we will consider designs that accommodate potential expansion of cooling infrastructure to meet future building needs. In water-scarce areas, we consider planting drought-resistant vegetation and equipping buildings to capture, treat, and reuse available water from building systems and precipitation events where feasible. In areas prone to wildfire, we consider incorporating brush management practices into landscape design and installing enhanced air filtration systems to support safe and healthy indoor air.
For acquisitions in our portfolio, we continue to use climate modeling as part of our due diligence in assessing potential risk and to inform our financial modeling and transactional decisions.
We are subject to evolving federal, state, and local laws and regulations related to climate change. For example, the State of
California enacted legislation requiring certain companies to disclose GHG and climate-related financial risk information. Further cities including Boston, Cambridge, New York, and Seattle have passed ordinances that set limits on GHG emissions associated with building operations. Some municipalities, including the Cities of New York and San Francisco, have also implemented legislation to eliminate the use of natural gas in new construction projects. Refer to “We face possible risks and costs associated with the effects of climate change and severe weather” in “Other factors” within “Item 1A. Risk factors” in this annual report on Form 10-K for additional information.
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

Results of operations
Same properties
We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as “Same Properties.” For additional information on the determination of our Same Properties portfolio, refer to
“Same property comparisons” under “Definitions and reconciliations” in Item 7 in this annual report on Form 10-K. The following table presents information regarding our Same Properties as of December 31, 2025 and 2024:

	December 31,
	2025		2024
Percentage change in net operating income over comparable period from prior year	(3.5)%		1.2%
Percentage change in net operating income (cash basis) over comparable period from prior year	0.9%	(1)	4.6%
Operating margin	68%		68%
Number of Same Properties	282		321
RSF	29,774,548		31,670,359
Occupancy – current-period average	92.5%		94.2%
Occupancy – same-period prior-year average	95.2%		93.9%
(1)Includes the impact of initial free rent concessions that burned off after January 1, 2024 for development and redevelopment projects that were placed into service in
2023 and accordingly are part of our same property pool for the year ended December 31, 2025, including at 325 Binney Street in our Cambridge submarket and 15
Necco Street in our Seaport Innovation District submarket. Excluding the impact of these initial free rent concessions, same property net operating income (cash basis)
for the year ended December 31, 2025 would have decreased by 1.4%.
The following table reconciles the number of Same Properties to total properties for the year ended December 31, 2025:

Development – under construction	Properties	Redevelopment – placed into service after January 1, 2024	Properties
99 Coolidge Avenue	1	840 Winter Street	1
1450 Owens Street	1	Alexandria Center® for Advanced Technologies – Monte Villa Parkway	6
10075 Barnes Canyon Road	1
421 Park Drive	1		7
4135 Campus Point Court	1	Acquisitions after January 1, 2024	Properties
701 Dexter Avenue North	1	Other	2
Campus Point by Alexandria	—		2
	6	Unconsolidated real estate JVs	3
Development – placed into service after January 1, 2024	Properties	Properties held for sale	20
1150 Eastlake Avenue East	1	Total properties excluded from Same Properties	58
9810 Darnestown Road	1	Same Properties	282
9820 Darnestown Road	1	Total properties in North America as of December 31, 2025	340
4155 Campus Point Court	1
201 Brookline Avenue	1
9808 Medical Center Drive	1
230 Harriet Tubman Way	1
500 North Beacon Street and 4 Kingsbury Avenue	2
10935, 10945, and 10955 Alexandria Way	3
	12
Redevelopment – under construction	Properties
40, 50, and 60 Sylvan Road	3
269 East Grand Avenue	1
8800 Technology Forest Place	1
311 Arsenal Street	1
Other	2
	8

Comparison of results for the year ended December 31, 2025 to the year ended December 31, 2024
The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same
Properties for the year ended December 31, 2025, compared to the year ended December 31, 2024 (dollars in thousands). We provide a comparison of the results for the year ended December 31, 2024 to the year ended December 31, 2023, including a comparison of the components of net operating income for our Same Properties and Non-Same Properties for the year ended December 31, 2024, compared to the year ended December 31, 2023, in “Results of operations” in Item 7 of our annual report on Form 10-K for the year ended December 31, 2024. Refer to “Definitions and reconciliations” in Item 7 in this annual report on Form 10-K for definitions of
“Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Year Ended December 31,
	2025	2024	$ Change	% Change
Income from rentals:
Same Properties	$1,687,734	$1,732,019	$(44,285)	(2.6)%
Non-Same Properties	497,155	572,320	(75,165)	(13.1)
Rental revenues	2,184,889	2,304,339	(119,450)	(5.2)

Same Properties	627,224	594,471	32,753	5.5
Non-Same Properties	133,062	150,896	(17,834)	(11.8)
Tenant recoveries	760,286	745,367	14,919	2.0

Income from rentals	2,945,175	3,049,706	(104,531)	(3.4)

Same Properties	1,791	1,267	524	41.4
Non-Same Properties	79,590	65,421	14,169	21.7
Other income	81,381	66,688	14,693	22.0

Same Properties	2,316,749	2,327,757	(11,008)	(0.5)
Non-Same Properties	709,807	788,637	(78,830)	(10.0)
Total revenues	3,026,556	3,116,394	(89,838)	(2.9)

Same Properties	752,481	706,904	45,577	6.4
Non-Same Properties	170,124	202,361	(32,237)	(15.9)
Rental operations	922,605	909,265	13,340	1.5

Same Properties	1,564,268	1,620,853	(56,585)	(3.5)
Non-Same Properties	539,683	586,276	(46,593)	(7.9)
Net operating income	$2,103,951	$2,207,129	$(103,178)	(4.7)%	(1)

Net operating income – Same Properties	$1,564,268	$1,620,853	$(56,585)	(3.5)%
Straight-line rent revenue	(25,078)	(94,232)	69,154	(73.4)
Amortization of acquired below-market leases and deferred revenue related to tenant-funded and -built landlord improvements	(36,763)	(37,512)	749	(2.0)
Net operating income – Same Properties (cash basis)	$1,502,427	$1,489,109	$13,318	0.9%
(1)Decrease in total net operating income includes the impact of operating properties disposed of after January 1, 2024. Excluding these dispositions, net operating income for the year ended December 31, 2025 would have increased by 0.9% compared to 2024.

Income from rentals
Total income from rentals for the year ended December 31, 2025 decreased by $104.5 million, or 3.4%, to $2.95 billion, compared to $3.05 billion for the year ended December 31, 2024, due to a decrease in rental revenues, partially offset by an increase in tenant recoveries, as discussed below.
Rental revenues
Total rental revenues for the year ended December 31, 2025 decreased by $119.5 million, or 5.2%, to $2.18 billion, compared to $2.30 billion for the year ended December 31, 2024. The decrease was primarily related to dispositions of real estate assets within our Non-Same Properties since January 1, 2024.
Same Properties’ rental revenues for the year ended December 31, 2025 decreased by $44.3 million, or 2.6%, to $1.69 billion, compared to $1.73 billion for the year ended December 31, 2024. This decrease was primarily attributable to a decrease in Same
Properties’ average occupancy to 92.5% for the year ended December 31, 2025 from 95.2% for the year ended December 31, 2024, including the impact of the following lease expirations in the first quarter of 2025 that were vacant for most of the year ended
December 31, 2025: (i) 182,054 RSF at the Alexandria Technology Square® Megacampus in our Cambridge submarket and (ii) two properties aggregating 247,246 RSF in our Austin submarket.
Tenant recoveries
Tenant recoveries for the year ended December 31, 2025 increased by $14.9 million, or 2.0%, to $760.3 million, compared to
$745.4 million for the year ended December 31, 2024, primarily related to Same Properties, partially offset by a decrease in Non-Same
Properties tenant recoveries primarily due to dispositions of real estate assets within our Non-Same Properties since January 1, 2024.
Same Properties’ tenant recoveries for the year ended December 31, 2025 increased by $32.8 million, or 5.5%, to
$627.2 million, compared to $594.5 million for the year ended December 31, 2024, primarily due to the $45.6 million increase in the operating expenses during the year ended December 31, 2025, as discussed under “Rental operations” below. As of December 31,
2025, 92% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. This increase was partially offset by a decrease in Same Properties’ tenant recoveries resulting from a decrease in Same Properties’ average occupancy to 92.5% for the year ended December 31, 2025 from 95.2% for the year ended
December 31, 2024.
Other income
Other income for the year ended December 31, 2025 increased by $14.7 million, or 22.0%, to $81.4 million, compared to
$66.7 million for the year ended December 31, 2024. Other income represented approximately 2.7% and 2.1% of total revenues during each respective period and primarily consisted of interest income and management fee income during both periods.
Rental operations
Total rental operating expenses for the year ended December 31, 2025 increased by $13.3 million, or 1.5%, to $922.6 million, compared to $909.3 million for the year ended December 31, 2024. The increase was primarily due to incremental expenses related to our Same Properties’ rental operating expenses as discussed below, partially offset by the decrease in Non-Same Properties’ rental operating expenses of $32.2 million primarily as a result of dispositions of real estate assets since January 1, 2024.
Same Properties’ rental operating expenses increased by $45.6 million, or 6.4%, to $752.5 million during the year ended
December 31, 2025, compared to $706.9 million for the year ended December 31, 2024, primarily as the result of the increase in
(i) utilities expenses and contractual costs aggregating $20.3 million primarily due to higher consumption related to certain tenants’
increased operations, and higher electricity and HVAC contract services rates in our San Diego market; (ii) property taxes aggregating
$12.8 million primarily due to annual property tax increases; and (iii) repair and maintenance expenses aggregating $9.0 million primarily due to a more severe winter in 2025 compared to 2024 in the Greater Boston market.

Depreciation and amortization
Depreciation and amortization expense for the year ended December 31, 2025 increased by $148.1 million, or 12.3%, to
$1.35 billion, compared to $1.20 billion for the year ended December 31, 2024, primarily as a result of (i) the change in useful lives of certain buildings, (ii) 3.1 million RSF of development and redevelopment projects placed into service subsequent to January 1, 2024,
(iii) two operating properties aggregating 383,360 RSF acquired subsequent to January 1, 2024, and (iv) partially offset by sales of real estate assets subsequent to January 1, 2024.
Impairment of real estate
During the year ended December 31, 2025, we recognized impairment charges aggregating $2.20 billion, classified in impairment of real estate in our consolidated statement of operations. For additional information, refer to “Sales of real estate assets and impairment of real estate” in Note 3 – “Investments in real estate” to our consolidated financial statements in Item 15 in this annual report on Form 10-K.
During the year ended December 31, 2024, we recognized real estate impairment charges aggregating $223.1 million, which primarily consisted of (i) pre-acquisition costs related to two potential acquisitions in the Greater Boston market that we decided to no longer proceed with as a result of the macroeconomic environment that negatively impacted the financial outlooks of these potential acquisitions, (ii) impairment charges for five operating properties in our Sorrento Mesa and University Town Center submarkets to reduce the carrying amounts to their estimated fair values less costs to sell, and (iii) impairment charges for four properties at One
Moderna Way in our Route 128 submarket that were sold to a single tenant.
General and administrative expenses
General and administrative expenses for the year ended December 31, 2025 decreased by $51.3 million, or 30.5%, to
$117.0 million, compared to $168.4 million for the year ended December 31, 2024, primarily due to cost-control and efficiency initiatives implemented since 2024, including reduction in headcount, restructuring of compensation plans, systems upgrades, and process improvements. As a percentage of net operating income, our general and administrative expenses for the years ended
December 31, 2025 and 2024 were 5.6% and 7.6%, respectively.
Interest expense
Interest expense for the years ended December 31, 2025 and 2024 consisted of the following (dollars in thousands):

	Year Ended December 31,
Component	2025	2024	Change
Gross interest	$557,122	$516,799	$40,323
Capitalized interest	(330,424)	(330,961)	537
Interest expense	$226,698	$185,838	$40,860

Average debt balance outstanding(1)	$13,339,458	$12,583,339	$756,119
Weighted-average annual interest rate(2)	4.2%	4.1%	0.1%
(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the year ended December 31, 2025, compared to the year ended December 31,
2024, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$550 million of unsecured senior notes payable due 2035	5.66%	February 2025	$26,817
$600 million of unsecured senior notes payable due 2054	5.71%	February 2024	4,127
$400 million of unsecured senior notes payable due 2036	5.38%	February 2024	2,577
Higher average outstanding balances under commercial paper program and/or unsecured senior line of credit			24,069
Other increase in interest			1,357
Total increases			58,947
Decreases in interest incurred due to:
Repayment of debt:
$600 million of unsecured senior notes payable due 2025	3.62%	April 2025	(13,968)
Secured notes payable	7.18%	August 2025	(4,656)
Total decreases			(18,624)
Change in gross interest			40,323
Decrease in capitalized interest			537
Total change in interest expense			$40,860
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
Investment loss
During the year ended December 31, 2025, we recognized an investment loss aggregating $56.3 million, which consisted of
$115.7 million of realized gains, $103.3 million of realized losses on one transaction, $27.0 million of unrealized gains, and impairment charges of $95.7 million.
During the year ended December 31, 2024, we recognized an investment loss aggregating $53.1 million, which consisted of
$117.2 million of realized gains, $112.2 million of unrealized losses, and impairment charges of $58.1 million.
For more information about our investments, refer to Note 7 – “Investments” and “Investments” in Note 2 – “Summary of
significant accounting policies” to our consolidated financial statements in Item 15 in this annual report on Form 10-K.
Gain on sales of real estate
During the year ended December 31, 2025, we recognized $642.4 million of gains classified in gain on sales of real estate in our consolidated statement of operations. For additional information, refer to “Sales of real estate assets and impairment of real estate”
in Note 3 – “Investments in real estate” and Note 4 — “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements in Item 15 in this annual report on Form 10-K.
During the year ended December 31, 2024, we recognized $129.3 million of gains primarily related to dispositions of seven real estate assets in our San Diego, Seattle, Maryland, and Research Triangle markets. The gains were classified in gain on sales of real estate in our consolidated statement of operations for the year ended December 31, 2024.
Other comprehensive income
Other comprehensive income of $16.9 million for the year ended December 31, 2025, was primarily due to unrealized foreign currency translation gains of $15.3 million related to our operations in Canada and a $1.7 million reclassification of previously unrealized foreign currency translation losses upon completion of the disposition of our remaining asset in Asia. This was partially offset by $148 thousand of unrealized losses resulting from the changes in the fair value of our cross-currency swap agreements due to the strengthening of the Canadian dollar since the execution of these agreements on July 29, 2025. Refer to Note 11 – “Hedge agreements” to our consolidated financial statements for additional information.
Total other comprehensive loss of $30.4 million for the year ended December 31, 2024 was primarily due to an unrealized foreign currency translation loss related to our operations in Canada.

Summary of capital expenditures
Our construction spending for the year ended December 31, 2025 and projected spending for the year ending December 31,
2026 consisted of the following (in thousands):

	Year Ended December 31, 2025	Projected Midpoint for the Year Ending December 31, 2026
Construction of Class A/A+ properties:
Active construction projects
Includes development and redevelopment under construction(1)	$1,216,572	$1,445,000
Future pipeline pre-construction
Primarily Megacampus expansion pre-construction work (entitlement, design, and site work)	275,971	210,000	(2)
Revenue- and non-revenue-enhancing capital expenditures(3)	324,293	510,000	(4)
Construction spending (before contributions from noncontrolling interests or tenants)	1,816,836	2,165,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(193,936)	(100,000)	(5)
Tenant-funded and -built landlord improvements	(178,651)	(315,000)
Total construction spending	$1,444,249	$1,750,000
2026 guidance range for construction spending		$1,500,000 – $2,000,000

(1)Includes smaller conversions to laboratory space through redevelopment.
(2)Approximately 75% represents capitalized costs.
(3)Represents revenue- and non-revenue-enhancing capital expenditures before contributions from noncontrolling interests and tenant-funded and tenant-built landlord improvements.
(4)The top two revenue- and non-revenue-enhancing capital expenditure projects in 2026 represent approximately 55% of the total spending within this category. The first project relates to a property located at the Alexandria Center® for Advanced Technologies – South San Francisco Megacampus in our South San Francisco submarket, which is leased to a multinational pharmaceutical tenant and is undergoing its first major renovation in 12 years. The second project relates to a property at the
Alexandria Technology Square® Megacampus in our Cambridge submarket, which is undergoing its first major renovation in 16 years.
(5)Represents contractual capital commitments from existing consolidated real estate joint venture partners to fund construction.
Projected capital contributions from partners in consolidated real estate joint ventures to fund construction
The following table summarizes projected capital contributions from partners in our existing consolidated joint ventures to fund construction through 2027 and beyond (in thousands):

Projected timing	Amount(1)
Fiscal year 2026	$100,000
2027 and beyond	37,000
Total	$137,000
(1)Amounts represent reductions to our consolidated construction spending.

Average real estate basis used for capitalization of interest
Our construction spending includes capitalized interest. The table below provides key categories of interest capitalized during the year ended December 31, 2025 (in thousands):

	Average Real Estate Basis Capitalized During 2025		Percentage of Total Average Real Estate Basis Capitalized
Construction of Class A/A+ properties:
Development and redevelopment of projects under construction:
2026 stabilization	$590,069		7%
2027-2028 stabilization	1,308,800		16
Evaluating business strategy	878,661		11
Repositioning and smaller redevelopment projects	1,187,460	(1)	15
Future pipeline projects with critical pre-construction milestones during 2026:
Megacampus projects	2,078,801	(2)	25
Non-Megacampus projects	987,518	(2)	12
Assets sold in 2025 or designated as held for sale as of December 31, 2025(3)	1,115,707		14
Total average real estate basis capitalized(4)	$8,147,016		100%

(1)Includes the real estate basis related to the 899,259 RSF of vacant space as of December 31, 2025 that is leased with future delivery. The weighted-average expected delivery date is approximately August 2026.
(2)Approximately 74% of future pipeline projects are expected to reach anticipated pre-construction milestones, including various phases of entitlement, design, site work, and other activities necessary to begin aboveground vertical construction, on a weighted-average real estate investment basis by May 2026. At each milestone date, we will evaluate whether to proceed with additional pre-construction and/or construction activities based on leasing demand and/or market conditions, pause future investments, or consider the potential dispositions of real estate assets.
(3)The weighted-average date as of which capitalization of interest ceased was in early December 2025.
(4)In addition to capitalized interest, we incur additional capitalized project costs, including property taxes, insurance, payroll, and other costs directly related and essential to the construction of Class A/A+ properties. If we cease activities necessary to prepare a project for its intended use, costs related to such project are expensed as incurred. Annualized capitalized operating expenses and payroll represent approximately 2% and 1%, respectively, of the total average real estate basis subject to capitalization for the year ended December 31, 2025.

Projected results
Our 2026 guidance includes certain forward-looking non-GAAP financial measures, such as funds from operations as adjusted, net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2026 annualized, and fixed-charge coverage ratio – fourth quarter of 2026 annualized, that differ from measures calculated in accordance with GAAP. These non-GAAP measures are in addition to, and not a substitute for or superior to, financial measures prepared in accordance with GAAP and should be considered in conjunction with our GAAP financial measures. We are unable to provide corresponding GAAP measures on a forward-looking basis, or a reconciliation from these GAAP measures to the non-GAAP measures on a forward-looking basis, as we are not able to forecast the net income or loss of future periods without unreasonable effort. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as quarterly and annual components such as gain on sales of real estate, impairments of real estate and non-real estate investments, and unrealized gains or losses on non-real estate investments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would be potentially misleading for our investors. Refer to “Definitions and reconciliations” included in Part II in this annual report on Form 10-K for additional details about these non-GAAP measures.

Projected 2026 Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted
Funds from operations per share and funds from operations per share, as adjusted	$6.25 to $6.55
Midpoint	$6.40

Key Assumptions(1) (Dollars in millions)	2026 Guidance
	Low	High
Occupancy percentage for operating properties in North America as of December 31, 2026(2)	87.7%	89.3%
Lease renewals and re-leasing of space:
Rental rate changes	(2.0)%	6.0%
Rental rate changes (cash basis)	(12.0)%	(4.0)%
Same property performance:
Net operating income	(9.5)%	(7.5)%
Net operating income (cash basis)	(9.5)%	(7.5)%
Straight-line rent revenue	$65	$95
General and administrative expenses	$134	$154
Capitalization of interest(3)	$225	$275
Interest expense	$230	$280
Realized gains on non-real estate investments(4)	$60	$90

(1)Our assumptions presented in the table above are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under
Part I; “Item 1A. Risk factors”; and “Item 7. Management’s discussion and analysis of financial condition and results of operations”. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.
(2)Our guidance for operating occupancy percentage in North America as of December 31, 2026 assumes an approximate 2% benefit related to a range of assets with vacancy that could potentially be sold during 2026 and/or qualify for designation as held for sale by December 31, 2026 but that have not yet qualified for such designation as of December 31, 2025.
(3)Refer to “Average real estate basis used for capitalization of interest” in Item 7 for additional details.
(4)Represents realized gains and losses included in funds from operations per share – diluted, as adjusted. Excludes unrealized gains and losses and significant impairments realized on non-real estate investments, if any. Refer to Note 7 – “Investments” to our consolidated financial statements in Item 15 for additional details.

Key Credit Metric Targets(1)	2026 Guidance
Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2026 annualized	5.6x to 6.2x
Fixed-charge coverage ratio – fourth quarter of 2026 annualized	3.6x to 4.1x

(1)Refer to “Definitions and reconciliations” in Item 7 for additional information.

Capital resources
We expect that our principal liquidity needs for the year ending December 31, 2026 will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	2026 Guidance
	Range		Midpoint
Sources of capital:
Reduction in debt(1)	$(1,075)	$(2,275)	$(1,675)
Net cash provided by operating activities after dividends	475	575	525
Dispositions and sales of partial interests(2)	2,100	3,700	2,900
Total sources of capital	$1,500	$2,000	$1,750

Uses of capital:
Construction	$1,500	$2,000	$1,750
Total uses of capital	$1,500	$2,000	$1,750

Reduction in debt (included above):
Repayment of secured notes payable with 2026 maturities(3)	$(650)	$(650)	$(650)
Unsecured senior line of credit, commercial paper program, and other	(425)	(1,625)	(1,025)
Reduction in debt	$(1,075)	$(2,275)	$(1,675)

(1)Our debt repayment goals include repaying existing short-term borrowings, including amounts outstanding on our commercial paper program, repaying our 2026 unsecured senior note payable maturities aggregating $650 million, and potentially repaying other unsecured senior notes payable, including our 2027 maturity.
(2)We expect to achieve a weighted-average capitalization rate on our projected 2026 non-core operating dispositions (includes stabilized and non-stabilized properties and excludes land) in the 8.5%–9.5% range. We expect dispositions of land to represent 25%–35% of our total dispositions and sales of partial interests for the year ending
December 31, 2026. We expect the remaining balance to include approximately 25%–35% core assets and 35%–45% non-core assets. As of January 26, 2026, our share of pending transactions subject to non-refundable deposits, signed letters of intent, or purchase and sale agreement negotiations aggregated $180.7 million.
(3)In January 2026, we repaid $300.0 million of 4.30% unsecured senior notes payable upon maturity, funded temporarily with short-term borrowings under our commercial paper program. We expect to repay these temporary borrowings with proceeds from future dispositions and sales of partial interests. No gain or loss was incurred in connection with this repayment.
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

Key considerations for funds from operations and adjusted EBITDA for the three months ending March 31, 2026
The following key considerations are expected to impact our funds from operations per share for the three months ended
March 31, 2026. These items will also affect our Adjusted EBITDA beginning in the first quarter of 2026. As a result, we expect our net debt and preferred stock to Adjusted EBITDA ratio to temporarily increase in the first quarter of 2026 (on a quarter annualized basis) by approximately 1.0x to 1.5x higher than our annualized fourth quarter 2025 ratio of 5.7x. We expect this ratio to trend downward through the remainder of 2026 as we make progress on our disposition and sales of partial interests program, with a target net debt and preferred stock to Adjusted EBITDA ratio of 5.6x to 6.2x for the annualized fourth quarter of 2026, which is unchanged from the initial
2026 guidance provided on December 3, 2025.
Dispositions for the three months ended December 31, 2025
•We completed $1.47 billion of dispositions during the three months ended December 31, 2025. These dispositions had annual net operating income of $118 million (based on consolidated third quarter of 2025 annualized results) with a weighted-average disposition date of December 9, 2025. Refer to “Dispositions and sales of partial interests” in Item 2 for additional details.
2026 key lease expirations with expected downtime
•There are key lease expirations primarily in our Greater Boston, San Francisco Bay Area, and San Diego markets, aggregating
1.2 million RSF, with a weighted‑average lease expiration date in April 2026 and annual rental revenue of $71 million. These leases are expected to become vacant upon expiration, and we anticipate downtime on these spaces to range from 6 to 24 months on a weighted‑average basis. 150,822 RSF has been leased or is under negotiations and we have identified prospective tenants or have early negotiations for another 468,470 RSF. We expect a decline in net operating income of approximately $14 million for the three months ending March 31, 2026, compared to the three months ended December 31,
2025, related to the portion of these leases that are scheduled to expire in the first quarter of 2026, which includes operating expenses that will not be recoverable once the spaces become vacant. Refer to “Contractual lease expirations” in Item 2 for additional details.
Certain items included in fourth quarter 2025 results not expected to reoccur in the first quarter of 2026
•During the fourth quarter of 2025, we terminated a lease at one property in our South San Francisco submarket aggregating
170,618 RSF, which had generated annual rental revenue of $11.4 million, ahead of its contractual expiration in early 2027.
The termination allowed us to re‑lease 100% of the space to a multinational pharmaceutical tenant, with occupancy expected to commence in the second half of 2026 following the completion of tenant improvements. As a result of the termination, we recognized incremental rental revenue of $8.4 million during the fourth quarter of 2025, primarily from a termination fee, net of the deferred rent balances written off.
•We recognized an asset management fee paid by our joint venture partner aggregating $7.0 million in connection with the disposition of 409 and 499 Illinois Street during the fourth quarter of 2025, which is included in other income. Other income for the three months ended December 31, 2025 was $25.5 million, or 3.4% of total revenues, compared to an average of
$19.5 million, or 2.5% of total revenues, for the preceding five quarters.
Potential tenant wind-downs
•Our 2026 guidance assumes reduction of rent in 2026 aggregating $20–$25 million (or approximately $6 million per quarter at the midpoint of the range) related to potential tenant wind-downs and downtime without immediate backfill.
General and administrative expenses
•General and administrative expenses for the year ended December 31, 2025 was $117.0 million and $28.0 million for the fourth quarter of 2025. Our guidance range for 2026 general and administrative expenses is $134 million to $154 million, with a midpoint of $144 million, or a quarterly average of approximately $36 million. Despite the anticipated increase in general and administrative expenses in 2026 compared to 2025, the midpoint of our guidance range for 2026 of $144 million, represents a
14% reduction compared to 2024, and cumulative anticipated savings aggregating $76 million for 2025 and 2026.
Realized gains on non-real estate investments
•Realized gains included in funds from operations per share – diluted, as adjusted, for the year ended December 31, 2025 were
$115.7 million and $21.1 million for the fourth quarter of 2025. Our guidance range for 2026 realized gains on non-real estate investments is $60 million to $90 million, with a midpoint of $75 million (or a quarterly average of approximately $18.8 million).
Refer to “Investments” in Item 7 for additional details.

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

Consolidated Real Estate Joint Ventures(1)
Property/Market/Submarket	Noncontrolling Interest Share		Operating RSF at 100%
50 and 60 Binney Street/Greater Boston/Cambridge/Inner Suburbs	66.0%		532,395
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%		388,270
100 and 225 Binney Street and 300 Third Street/Greater Boston/Cambridge/Inner Suburbs	70.0%		870,641
15 Necco Street/Greater Boston/Seaport Innovation District	43.3%		345,996
Alexandria Center® for Science and Technology – Mission Bay/San Francisco Bay Area/ Mission Bay(3)	75.0%		548,215
211 and 213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%		300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%		155,685
Alexandria Center® for Life Science – Millbrae/San Francisco Bay Area/South San Francisco	51.4%		285,346
3215 Merryfield Row/San Diego/Torrey Pines	70.0%		170,523
Campus Point by Alexandria/San Diego/University Town Center(2)(4)	43.6%	(5)	1,212,414
5200 Illumina Way/San Diego/University Town Center	49.0%		792,687
9625 Towne Centre Drive/San Diego/University Town Center	70.0%		163,648
SD Tech by Alexandria/San Diego/Sorrento Mesa(2)(6)	50.0%		969,416
Summers Ridge Science Park/San Diego/Sorrento Mesa(7)	70.0%		316,531
1201 and 1208 Eastlake Avenue East/Seattle/Lake Union	70.0%		206,134
400 Dexter Avenue North/Seattle/Lake Union	70.0%		290,754
800 Mercer Street/Seattle/Lake Union	40.0%		— (2)

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share(8)		Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%		586,208
101 West Dickman Street/Maryland/Beltsville	58.4%	(9)	142,933

Refer to “Joint venture financial information” under “Definitions and reconciliations” in Item 7 for additional details.
(1)In addition to the real estate joint ventures listed, we have one consolidated real estate joint venture in the Greater Boston market in which a partner holds a $49.6 million redeemable noncontrolling interest earning a fixed return as of December 31, 2025.
(2)Represents a property currently under construction or in our future development and redevelopment pipeline. Refer to “New Class A/A+ development and redevelopment properties” in Item 2 for additional details.
(3)Includes 1450, 1500, and 1700 Owens Street and 455 Mission Bay Boulevard South.
(4)Includes 10210, 10260, 10290, and 10300 Campus Point Drive and 4110, 4135, 4155, 4161, 4165, 4224, and 4242 Campus Point Court.
(5)The noncontrolling interest share of our real estate joint venture partner is anticipated to decrease to 25%, as we expect to fund the majority of future construction costs at the campus until our ownership interest increases to 75%, after which future capital would be contributed pro rata with our partner. Refer to “New Class A/A+
development and redevelopment properties: current projects” in Item 2 for additional details.
(6)Includes 9605, 9645, 9675, 9725, 9735, 9805, 9808, 9855, and 9868 Scranton Road and 10055, 10065, and 10075 Barnes Canyon Road.
(7)Includes 9965, 9975, 9985, and 9995 Summers Ridge Road.
(8)In addition to the real estate joint ventures listed, we hold an interest in two insignificant unconsolidated real estate joint ventures.
(9)Represents a joint venture with a local real estate operator in which our joint venture partner manages the day-to-day activities that significantly affect the economic performance of the joint venture.

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of December
31, 2025 (dollars in thousands):

	Maturity Date	Stated Rate		Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture					Aggregate Commitment	Debt Balance(2)
101 West Dickman Street	10/29/26	SOFR+1.95%	(3)	5.74%	$26,750	$19,136	58.4%
1655 and 1725 Third Street(4)	2/10/35	6.37%		6.44%	500,000	496,881	10.0%
					$526,750	$516,017
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of December 31, 2025.
(3)This loan is subject to a fixed SOFR floor of 0.75%.
(4)During the three months ended March 31, 2025, the unconsolidated real estate joint venture refinanced $500 million of its $600 million existing fixed-rate debt with a new secured note payable maturing in 2035. The remaining debt balance of approximately $100 million was repaid through contributions from the unconsolidated joint venture partners, including our share of $10.8 million.
The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures as of and for the three months and year ended December 31, 2025 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures			Our Share of Unconsolidated Real Estate Joint Ventures
	December 31, 2025			December 31, 2025
	Three Months Ended		Year Ended	Three Months Ended	Year Ended
Total revenues	$114,339		$467,580	$2,656	$10,619
Rental operations	(36,231)		(145,209)	(1,040)	(4,048)
	78,108		322,371	1,616	6,571
General and administrative	(823)		(3,016)	(32)	(133)
Interest	(62)		(967)	(1,058)	(4,176)
Depreciation and amortization of real estate assets	(39,942)		(154,727)	(855)	(3,703)
Impairment of real estate	(265,266)	(1)	(265,266)	—	(8,673)
Gain on sale of real estate of consolidated JV	312,807	(2)	312,807	—	—
Gain on sale of interest in unconsolidated JV	—		—	25	483
Fixed returns allocated to redeemable noncontrolling interests(3)	699		1,642	—	—
	$85,521		$212,844	$(304)	$(9,631)
Straight-line rent and below-market lease revenue	$2,723		$19,580	$139	$645
Funds from operations(4)	$77,922		$320,030	$526	$2,262
Refer to “Joint venture financial information” under “Definitions and reconciliations” in Item 7 for additional details.
(1)Represents our partners’ share of impairment charges recognized in connection with real estate properties held by consolidated joint ventures at 601, 611, 651, 681,
685, 701, and 751 Gateway Boulevard and 285, 299, 307, and 345 Dorchester Avenue. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements in Item 15 for additional information.
(2)Relates to our partner’s share of the gain on sale of real estate recognized upon the disposition of the properties at 409 and 499 Illinois Street.
(3)Represents an allocation of joint venture earnings to redeemable noncontrolling interests for properties in the Greater Boston and San Francisco Bay Area markets.
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

	As of December 31, 2025
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$3,317,283	$83,974
Cash, cash equivalents, and restricted cash	139,397	1,853
Other assets	402,602	10,238
Secured notes payable	—	(60,864)
Other liabilities	(172,916)	(4,524)
Redeemable noncontrolling interests	(58,788)	—
	$3,627,578	$30,677
During the years ended December 31, 2025 and 2024, our consolidated real estate joint ventures distributed an aggregate of
$951.8 million and $256.7 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and
Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements in Item 15 in this annual report on Form 10-K for additional information.

Investments
We hold investments in publicly traded companies and privately held entities primarily involved in the life science industry. The tables below summarize components of our investment income (loss) and non-real estate investments (in thousands). Refer to Note 7
– “Investments” to our consolidated financial statements in Item 15 in this annual report on Form 10-K for additional information.

	Year Ended
	December 31, 2025		December 31, 2024
Realized (losses) gains:
Realized gains	$115,722		$117,214
Impairment of non-real estate investments	(95,716)		(58,090)
Significant realized loss	(103,329)	(1)	—
	(83,323)		59,124
Unrealized gains (losses)	26,980	(2)	(112,246)	(3)
Investment loss	$(56,343)		$(53,122)

	December 31, 2025					December 31, 2024
Investments	Cost		Unrealized Gains	Unrealized Losses	Carrying Amount	Carrying Amount
Publicly traded companies	$54,752		$44,319	$(4,143)	$94,928	$105,667
Entities that report NAV	460,160		89,514	(37,298)	512,376	609,866
Entities that do not report NAV:
Entities with observable price changes	82,252		50,601	(9,615)	123,238	174,737
Entities without observable price changes	413,324		—	—	413,324	400,487
Investments accounted for under the equity method	N/A		N/A	N/A	357,383	186,228
December 31, 2025	$1,010,488	(4)	$184,434	$(51,056)	$1,501,249	$1,476,985

December 31, 2024	$1,207,146		$228,100	$(144,489)	$1,476,985

Public/Private Mix (Cost)	Tenant/Non-Tenant Mix (Cost)

18%
Tenant
4%
Public
82%
Non-Tenant
96%
Private
(1)In November 2025, we contributed certain publicly traded securities to an unconsolidated joint venture, which resulted in a realized loss of $103.3 million on one transaction that was previously reflected as unrealized losses within investment income in our consolidated statement of operations. The unconsolidated joint venture sold these securities and distributed $39.9 million to us in December 2025.
(2)Primarily relates to the increase in fair values of our investments in publicly traded entities during the year ended December 31, 2025.
(3)Primarily relates to the accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our realization of investments during the year ended December 31, 2024.
(4)Represents 2.5% of gross assets as of December 31, 2025. Refer to “Gross assets” under “Definitions and reconciliations” in Item 7 for additional details.

Liquidity

Liquidity		Limited Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit
		(in millions)
$5.3B

$5,000
$5,000
$5,000
SIGNIFICANT AVAILABILITY
No outstanding balance
$353
<$350
MINIMAL OUTSTANDING
12/31/24
12/31/25
12/31/26 Target
Remaining amounts available for borrowing under our unsecured senior line of credit
Outstanding balance under our unsecured senior line of credit and/or commercial paper program

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$4,647
Cash, cash equivalents, and restricted cash	554
Investments in publicly traded companies	95
Liquidity as of December 31, 2025	$5,296

We expect to meet certain long-term liquidity requirements, such as requirements for development, redevelopment, other construction projects, capital improvements, tenant improvements, property acquisitions, equity repurchases, leasing costs, revenue-
and non-revenue-enhancing capital expenditures, scheduled debt maturities, distributions to noncontrolling interests, and payment of dividends, through net cash provided by operating activities, periodic asset dispositions, strategic real estate joint ventures, long-term secured and unsecured indebtedness, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, and issuances of additional debt and/or equity securities.
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

The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; cash, cash equivalents, and restricted cash; and investments in publicly traded companies as of
December 31, 2025 (in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/ Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	SOFR+0.855%	$5,000,000	$353,500	$4,646,500
Cash, cash equivalents, and restricted cash				553,755
Investments in publicly traded companies				94,928
Liquidity as of December 31, 2025				$5,295,183
Cash, cash equivalents, and restricted cash
As of December 31, 2025 and 2024, we had $553.8 million and $559.8 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash provided by operating activities, proceeds from real estate asset sales, sales of partial interests, strategic real estate joint ventures, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured senior notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities and any common stock repurchases.
Cash flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	Change
Net cash provided by operating activities	$1,414,046	$1,504,524	$(90,478)
Net cash provided by (used in) investing activities	$362,097	$(1,510,695)	$1,872,792
Net cash used in financing activities	$(1,783,794)	$(93,315)	$(1,690,479)
Operating activities
Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the year ended December 31, 2025 decreased by $90.5 million to $1.41 billion, compared to $1.50 billion for the year ended December 31, 2024. This 6.0% decrease primarily reflects a $97.4 million change in operating assets and liabilities, including tenant receivables, deferred leasing costs, other assets, and accounts payable, accrued expenses, and tenant security deposits.

Investing activities
Cash provided by (used in) investing activities for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	Change
Sources of cash from investing activities:
Proceeds from sales of real estate	$2,320,875	$1,220,206	$1,100,669
Sales of and distributions from non-real estate investments	169,003	173,927	(4,924)
Change in escrow deposits	—	3,864	(3,864)
Return of capital from unconsolidated real estate joint ventures	566	2,916	(2,350)
	2,490,444	1,400,913	1,089,531
Uses of cash for investing activities:
Purchases of real estate	—	248,699	(248,699)
Additions to real estate	1,870,924	2,422,625	(551,701)
Change in escrow deposits	7,364	—	7,364
Investments in unconsolidated real estate joint ventures	11,296	3,927	7,369
Additions to non-real estate investments	238,763	236,357	2,406
	2,128,347	2,911,608	(783,261)

Net cash provided by (used in) investing activities	$362,097	$(1,510,695)	$1,872,792
The change in net cash provided by (used in) investing activities for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to an increased source of cash from proceeds from sales of real estate and decreased use of cash for purchases of and additions to real estate. Refer to Note 3 – “Investments in real estate” to our consolidated financial statements in Item 15 in this annual report on Form 10-K for additional information.
Financing activities
Cash flows used in financing activities for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	Change
Borrowings under secured notes payable	$4,031	$29,919	$(25,888)
Repayments of borrowings under secured notes payable	(154,212)	(32)	(154,180)
Proceeds from issuance of unsecured senior notes payable	548,532	998,806	(450,274)
Repayment of unsecured senior note payable	(600,000)	—	(600,000)
Proceeds from issuances under commercial paper program	25,426,375	13,010,600	12,415,775
Repayments of borrowings under commercial paper program	(25,072,875)	(13,110,600)	(11,962,275)
Payments of loan fees	(5,307)	(35,871)	30,564
Changes related to debt	146,544	892,822	(746,278)

Contributions from and sales of noncontrolling interests	165,488	306,473	(140,985)
Distributions to and purchases of noncontrolling interests	(951,780)	(308,636)	(643,144)
Proceeds from issuance of common stock	—	27,103	(27,103)
Repurchase of common stock	(208,187)	(50,107)	(158,080)
Dividends on common stock	(911,450)	(898,557)	(12,893)
Taxes paid related to net settlement of equity awards	(24,409)	(62,413)	38,004
Net cash used in financing activities	$(1,783,794)	$(93,315)	$(1,690,479)

Sources of capital
Net cash provided by operating activities after dividends
We expect to retain $475 million to $575 million of net cash flows from operating activities after payment of common stock dividends and distributions to noncontrolling interests for the year ending December 31, 2026. For purposes of this calculation, changes in operating assets and liabilities representing timing differences are excluded. For the year ending December 31, 2026, we expect our recently delivered projects, our development and redevelopment projects expected to be delivered, and contributions from Same
Properties to contribute to income from rentals, net operating income, and cash flows. We anticipate contractual near-term growth in annual net operating income (cash basis) of $26 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to “Cash flows” in Item 7 in this annual report on Form 10-
K for a discussion of cash flows provided by operating activities for the year ended December 31, 2025.
Debt
We expect to fund a portion of our capital needs for 2026 and beyond from issuances under our commercial paper program, issuances of unsecured senior notes payable, and/or borrowings under our unsecured senior line of credit, and/or borrowings under secured construction loans.
As of December 31, 2025, our unsecured senior line of credit, which matures in 2030, including extension options under our control, had aggregate commitments of $5.0 billion and bore an interest rate of SOFR plus 0.855%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.145% based on the aggregate commitments outstanding.
Based upon our ability to achieve certain annual sustainability targets, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.
Based on certain sustainability metrics achieved in accordance with the terms of our unsecured senior line of credit agreement, the borrowing rate was reduced by two basis points to SOFR plus 0.855%, from SOFR plus 0.875%, and the facility fee was reduced by 0.5 basis point to 0.145% from 0.15%. As of December 31, 2025, we had no outstanding balance on our unsecured senior line of credit.
Our commercial paper program provides us with the ability to issue up to $2.50 billion of commercial paper notes with a maturity of generally 30 days or less and with a maximum maturity of 397 days from the date of issuance. Our commercial paper program is back-stopped by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to any outstanding balance under our commercial paper program.
We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit. The commercial paper notes sold during the year ended December 31, 2025 were issued at a weighted-average yield to maturity of 4.48%. As of December 31, 2025, we had $353.2 million of commercial paper notes outstanding.
In February 2025, we issued $550.0 million of unsecured senior notes payable, due 2035, with an interest rate of 5.50%.
In January 2026, we repaid $300.0 million of 4.30% unsecured senior notes payable upon maturity, funded temporarily with borrowings under our commercial paper program. We expect to repay these temporary borrowings with proceeds from future dispositions and sales of partial interests. No gain or loss was incurred in connection with this repayment.
The following table presents our average debt outstanding and weighted-average interest rates during the year ended
December 31, 2025 (dollars in thousands):

	Year Ended December 31, 2025
	Average Debt Outstanding	Weighted-Average Interest Rate
Long-term fixed-rate debt	$12,248,039	3.87%
Short-term variable-rate unsecured senior line of credit and commercial paper program debt	1,281,104	4.55
Blended-average interest rate	13,529,143	3.93
Loan fee amortization and annual facility fee related to unsecured senior line of credit	N/A	0.13
Total/weighted average	$13,529,143	4.06%

Real estate dispositions and sales of partial interests
We expect to continue to focus on the disciplined execution of select sales of real estate. Future sales will provide an important source of capital to fund our development and redevelopment projects and potential opportunistic share repurchases, capital for growth, and to reduce debt. We may also consider additional sales of partial interests in core Class A/A+ properties, development projects, and/
or land. For the year ending December 31, 2026, we expect real estate dispositions and sales of partial interests in real estate assets to range from $2.10 billion to $3.70 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.
Refer to Note 3 – “Investments in real estate” and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements in Item 15 and to “Dispositions and sales of partial interests” in Item 2 in this annual report on Form
10-K for additional information on our real estate dispositions.
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
Common equity transactions
During the year ended December 31, 2025, we have not issued any common stock under our ATM program. As of
December 31, 2025, the remaining aggregate amount available under our ATM program for future sales of common stock was $1.47 billion.
Other sources
As a well-known seasoned issuer, we may, from time to time issue securities at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.
Additionally, we, together with joint venture partners, hold interests in real estate joint ventures that we consolidate in our financial statements. These existing joint ventures provide significant equity capital to fund a portion of our future construction spending, and our joint venture partners may also contribute equity into these entities for financing-related activities. From January 1, 2026 through December 31, 2027 and beyond, we expect to receive capital contributions aggregating $137.0 million from existing consolidated real estate joint venture partners to fund construction. During the year ending December 31, 2026, contributions from noncontrolling interests from existing joint venture partners are expected to aggregate to up to $100.0 million at the midpoint of our guidance range for 2026 construction spending.

Uses of capital
Summary of capital expenditures
One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties.
We currently have projects in our development and redevelopment pipeline aggregating 3.5 million RSF of Class A/A+ properties undergoing construction. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to “New Class A/A+ development and redevelopment properties: current projects” in Item 2 and “Summary of capital expenditures” in Item 7 in this annual report on Form 10-K for additional information on our capital expenditures.
We capitalize interest cost as a cost of the project only during the period in which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest, classified in investments in real estate in our consolidated balance sheets, aggregated $330.4 million for the year ended
December 31, 2025, consistent with $331.0 million capitalized during the year ended December 31, 2024. This reflects a consistent weighted-average capitalized cost basis of $8.15 billion for the year ended December 31, 2025, as compared to $8.12 billion for the year ended December 31, 2024.
Property taxes, insurance on real estate, and indirect project costs, such as construction, administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect costs related to development, redevelopment, pre-construction, and construction projects, aggregating $97.1 million and $100.9 million, and property taxes, insurance on real estate and indirect project costs aggregating $145.4 million and $132.3 million during the years ended December 31, 2025 and
2024, respectively.
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
Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $57.3 million for the year ended December 31, 2025.
We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the year ended
December 31, 2025, we capitalized total initial direct leasing costs of $116.8 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.
Real estate acquisitions and common stock repurchase program
Our common stock repurchase program, authorized by our Board of Directors in December 2024 allowed for the repurchase of up to $500.0 million of our common stock in the open market, in privately negotiated transactions, or otherwise through its expiration on
December 31, 2025.
During January and February 2025, we repurchased 2.2 million shares of common stock under this repurchase program at an average price per share of $96.71, with approximately $241.8 million remaining available for additional share repurchases. No further purchases were made under this program.
On December 8, 2025, we announced that our Board of Directors authorized a new common stock repurchase program that allows for the repurchase of up to $500.0 million of our common stock through December 31, 2026. This new program replaced our prior stock repurchase program. As of the date of this report, no purchases have been made under the new program and $500.0 million remains available for future share repurchases.
We have not made any cash acquisitions in 2025.

Dividends
During the years ended December 31, 2025 and 2024, we paid common stock dividends of $911.5 million and $898.6 million, respectively. The increase of $12.9 million in dividends paid on our common stock for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily due to an increase in the related dividends to $5.28 per common share paid during the year ended December 31, 2025 from $5.14 per common share paid during the year ended December 31, 2024.
During the three months ended December 31, 2025, we cut our quarterly common stock dividend to $0.72 per share from
$1.32 for the three months ended September 30, 2025, representing a 45% reduction. The decision to reduce the declared dividend per common share reflects our commitment to maintaining the strength of our balance sheet, enhancing financial flexibility, and preserving liquidity of approximately $410 million on an annual basis, which will be used to support our 2026 capital plan.
We have historically funded the payment of our common stock dividends using net cash provided by operating activities. We expect to continue funding future quarterly common stock dividends from net cash provided by operating activities, which may be supplemented by proceeds from periodic asset dispositions, issuances of additional debt and/or equity securities, and borrowings under our unsecured senior line of credit and/or our commercial paper program. Future dividends are at the discretion of our Board and subject to various considerations, including net income, cash flows, capital requirements, debt covenants, market conditions, dividend yield, taxable income, payout ratios, and other factors. There can be no assurance that we will maintain our dividends at the current level or increase dividends in the future.
Unsecured senior notes payable and unsecured senior line of credit
The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of December 31, 2025 were as follows:

Covenant Ratios(1)	Requirement	December 31, 2025
Total Debt to Total Assets	Less than or equal to 60%	32%
Secured Debt to Total Assets	Less than or equal to 40%	—%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	7.8x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	302%
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
and (ii) incur certain secured or unsecured indebtedness.
The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of December 31, 2025 were as follows:

Covenant Ratios(1)	Requirement	December 31, 2025
Leverage Ratio	Less than or equal to 60.0%	33.5%
Secured Debt Ratio	Less than or equal to 45.0%	—%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.41x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	7.63x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.
Estimated interest payments
Estimated interest payments on our fixed-rate debt are calculated based upon contractual interest rates, including interest payment dates and scheduled maturity dates. As of December 31, 2025, 97.2% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our consolidated financial statements in
Item 15 in this annual report on Form 10-K.

Ground lease obligations
Ground lease obligations as of December 31, 2025 included leases for 31 of our properties and accounted for approximately
9% of our total number of properties. Among these 31 properties, 17 properties are subject to ground leases with a weighted-average remaining lease term of 53 years, including extension options that we are reasonably certain to exercise. These leases are with a single lessor in our Greater Stanford submarket with whom we have extended three ground leases over the past 10 years.
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
Operating lease agreements
As of December 31, 2025, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $753.4 million and $20.0 million, respectively. As of December 31, 2025, our operating lease liability, calculated as the present value of the remaining payments aggregating $773.4 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $360.5 million and was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheet. As of December 31, 2025, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 61 years, including extension options that we are reasonably certain to exercise, and the weighted-average discount rate was 4.7%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $697.9 million.
We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to “Lease accounting” in Note 2 –
“Summary of significant accounting policies” to our consolidated financial statements in Item 15 in this annual report on Form 10-K for additional information.
Commitments
As of December 31, 2025, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.03 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain projects, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $5.3 million.
We are committed to funding approximately $370.3 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV and expire at various dates over the next 12 years, with a weighted-average expiration of 8.1 years as of December 31, 2025.
Our former joint venture partner in the Greater Boston market has an option, subject to certain conditions, to obtain a
$50 million secured loan from us, which, if the option is exercised, will bear interest at 6.5%, with a floor of 9.0% and a term not to exceed five years. As of December 31, 2025, the option has not been exercised and is set to expire in July 2027.
In January 2026, our partner in our consolidated joint venture at 99 Coolidge Avenue in our Cambridge/Inner Suburbs submarket exercised its option to require us to purchase its redeemable noncontrolling interest aggregating $48.7 million plus unpaid distributions approximating $844 thousand as of December 31, 2025. We expect to complete the redemption in the first quarter of 2026.
In connection with the sale of a property in our San Diego market, we entered into a loan agreement with the buyer under which we committed to provide up to $165.7 million of financing through December 30, 2029. As of December 31, 2025, $49.2 million of the commitment remained available to be drawn by the borrower.
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

Foreign currency translation gains and losses
The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate
Equities, Inc.’s stockholders during the year ended December 31, 2025 primarily due to the changes in the foreign exchange rates for our real estate investments in Canada (in thousands). We reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

	Total
Balance as of December 31, 2024	$(46,252)

Other comprehensive income before reclassifications	15,160
Reclassification adjustment for losses included in net income	1,697	(1)
Net other comprehensive income	16,857

Balance as of December 31, 2025	$(29,395)
(1)Relates to the completed sale of our only remaining asset located in Asia during the three months ended December 31, 2025.
Inflation
As of December 31, 2025, approximately 92% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 97% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3% that were either fixed or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of issuing new unsecured senior notes payable and our variable-rate borrowings, including borrowings under our unsecured senior line of credit and commercial paper program, and secured loans held by our unconsolidated real estate joint ventures.
In addition, refer to “Item 1A. Risk factors” in this annual report on Form 10-K for a discussion of risks that inflation directly or indirectly may pose to our business.

Issuer and guarantor subsidiary summarized financial information
Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor
Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents on a combined basis, balance sheet information as of December 31, 2025 and 2024, and results of operations and comprehensive income for the years ended December 31, 2025 and 2024 for the Issuer and the Guarantor Subsidiary. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the Issuer’s interests in the Guarantor Subsidiary, (ii) the
Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’
interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the Guarantor Subsidiary generally based on legal entity ownership.
The following tables present combined summarized financial information as of December 31, 2025 and 2024 and for the years ended December 31, 2025 and 2024 for the Issuer and Guarantor Subsidiary. Amounts provided do not represent our total consolidated amounts (in thousands):

	December 31,
	2025	2024
Assets:
Cash, cash equivalents, and restricted cash	$127,100	$103,993
Other assets	173,303	153,913
Total assets	$300,403	$257,906

Liabilities:
Unsecured senior notes payable	$12,047,394	$12,094,465
Unsecured senior line of credit and commercial paper	353,161	—
Other liabilities	433,707	542,322
Total liabilities	$12,834,262	$12,636,787

	Year Ended December 31,
	2025	2024
Total revenues	$48,748	$59,023
Total expenses	(350,655)	(349,437)
Net loss	(301,907)	(290,414)
Net income attributable to unvested restricted stock awards	(8,417)	(13,394)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(310,324)	$(303,808)

As of December 31, 2025, 328 of our 340 properties were held indirectly by the REIT’s wholly owned consolidated subsidiary,
Alexandria Real Estate Equities, L.P.

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
In certain instances, we may use multiple valuation techniques and estimate fair values based on an average of multiple valuation results. We exercise judgment to determine key assumptions used in each valuation technique. For example, to estimate future cash flows in the discounted cash flow analysis, we are required to use judgment and make a number of assumptions, including those related to projected growth in rental rates and operating expenses, and anticipated trends and market/economic conditions. The use of different assumptions in the discounted cash flow analysis can affect the amount of consideration allocated to the acquired depreciable/amortizable asset, which in turn can impact our net income due to the recognition of the related depreciation/amortization expense in our consolidated statements of operations.
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
Long-lived assets to be held and used are individually evaluated for impairment when conditions exist that may indicate that the carrying amount of a long-lived asset may not be recoverable. The carrying amount of a long-lived asset to be held and used is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.
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
Our investments in privately held entities that do not report NAV per share require our evaluation for impairment when changes in these entities’ conditions may indicate that an impairment exists. We closely monitor these investments throughout the year for new developments, including operating results, prospects and results of clinical trials, new product initiatives, new collaborative agreements, capital-raising events, and merger and acquisition activities. We evaluate these investees on the basis of a qualitative assessment for indicators of impairment by monitoring the presence of the following triggering events or impairment indicators: (i) a significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the investee; (ii) a significant adverse change in the regulatory, economic, or technological environment of the investee, (iii) a significant adverse change in the general market condition, including the research and development of technology and products that the investee is bringing or attempting to bring to the market, (iv) significant concerns about the investee’s ability to continue as a going concern, and/or (v) a decision by investors to cease providing support to reduce their financial commitment to the investee. If such indicators are present, we are required to estimate the investment’s fair value and immediately recognize an impairment loss in an amount equal to the investment’s carrying value in excess of its estimated fair value. As of each December 31, 2025, 2024, and 2023, the carrying amounts of our investments in privately held entities that do not report NAV per share accounted for 2%, 2%, and 1% of our total assets and aggregated
$536.6 million, $575.2 million, and $542.9 million, respectively. During the years ended December 31, 2025, 2024, and 2023, we recognized impairment charges aggregating 18%, 10%, and 14%, respectively, of the carrying amounts of our investments in privately held entities that do not report NAV.

Monitoring of tenant credit quality
We monitor, on an ongoing basis, the credit quality and any related material changes of our tenants by (i) monitoring the credit rating of tenants that are rated by a nationally recognized credit rating agency, (ii) reviewing financial statements of the tenants that are publicly available or that are required to be delivered to us pursuant to the applicable lease, (iii) monitoring news reports regarding our tenants and their respective businesses and industries in which they conduct business, and (iv) monitoring the timeliness of lease payments. We have a team of employees who, among them, have an extensive educational background or experience in biology, chemistry, industrial biotechnology, agtech, and the life science industry, as well as knowledge in finance. This team is responsible for timely assessment, monitoring, and communication of our tenants’ credit quality and any material changes therein. During the years ended December 31, 2025, 2024, and 2023, specific write-offs and increases to our general allowance balances related to deferred rent balances of tenants recognized in our consolidated statements of operations have not exceeded 0.8% of our income from rentals for each respective year. For additional information, refer to “Monitoring of tenant credit quality” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements in Item 15 in this annual report on Form 10-K.

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
We are not able to forecast the net income of future periods without unreasonable effort and therefore do not provide a reconciliation for funds from operations on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as components such as gain on sales of real estate, unrealized gains or losses on non-real estate investments, impairments of real estate, impairments of non-real estate investments, and changes in provision for expected credit losses on financial instruments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would potentially be misleading for our investors.
The following table reconciles net income (loss) to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures (in thousands):

	Year Ended December 31, 2025
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Net income (loss)	$212,844	$(9,631)
Depreciation and amortization of real estate assets	154,727	3,703
Gain on sale of real estate	(312,807)	(483)
Impairment of real estate	$265,266	$8,673
Funds from operations	$320,030	$2,262

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
stockholders – diluted, as adjusted, and the related per share amounts for the years ended December 31, 2025, 2024, and 2023 (in thousands, except per share amounts). Per share amounts may not add due to rounding.

	Year Ended December 31,
	2025		2024	2023
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$(1,437,987)		$309,555	$92,444
Depreciation and amortization of real estate assets	1,341,157		1,191,524	1,080,529
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(154,727)		(129,711)	(115,349)
Our share of depreciation and amortization from unconsolidated real estate JVs	3,703		4,238	3,589
Gain on sales of real estate	(330,121)	(1)	(127,615)	(277,037)
Impairment of real estate – rental properties and land	1,894,263	(2)	192,455	450,428
Allocation to unvested restricted stock awards	(5,681)		(8,696)	(5,175)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(3)	1,310,607		1,431,750	1,229,429
Unrealized (gains) losses on non-real estate investments	(26,980)		112,246	201,475
Significant realized losses on non-real estate investments	103,329	(4)	—	—
Impairment of non-real estate investments	95,716	(5)	58,090	74,550
Impairment of real estate	51,962	(2)	30,613	10,686
Loss on early extinguishment of debt	107		—	—
Acceleration of stock compensation expense due to executive officer resignation	2,455	(6)	—	20,295
Decrease in provision for expected credit losses on financial instruments	(56)		(434)	—
Allocation to unvested restricted stock awards	(2,476)		(3,188)	(4,121)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1,534,664		$1,629,077	$1,532,314
(1)Excludes our partner’s share of gain on sale of real estate aggregating $312.8 million at our consolidated real estate joint venture at 409 and 499 Illinois Street. Refer to
Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our consolidated financial statements in Item 15 for additional details.
(2)Refer to the table below for a summary of impairments of real estate during the year ended December 31, 2025. Refer to Note 3 – “Investments in real estate” to our consolidated financial statements in Item 15 for additional information.

(in thousands)	Year Ended December 31, 2025
Impairment of real estate	$2,202,818
Add: Our share from unconsolidated joint venture	8,673
Less: Noncontrolling interest’s share from consolidated joint ventures	(265,266)
Less: Write-off primarily related to ground leases	(51,962)
Impairment of real estate – rental properties and land	1,894,263
(3)Calculated in accordance with standards established by the Nareit Board of Governors.
(4)In November 2025, we contributed certain publicly traded securities to an unconsolidated joint venture, which resulted in a realized loss of $103.3 million on one transaction that was previously reflected as unrealized losses within investment income in our consolidated statement of operations. The unconsolidated joint venture sold these securities and distributed $39.9 million to us in December 2025.
(5)Primarily related to four non-real estate investments in privately held entities that do not report NAV.
(6)Related to the resignation of an executive officer, Daniel J. Ryan, from his position as Co-President and Regional Marketing Director – San Diego.

	Year Ended December 31,
(Per share)	2025	2024	2023
Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$(8.44)	$1.80	$0.54
Depreciation and amortization of real estate assets	6.99	6.20	5.67
Gain on sales of real estate	(1.94)	(0.74)	(1.62)
Impairment of real estate – rental properties and land	11.12	1.12	2.64
Allocation to unvested restricted stock awards	(0.04)	(0.06)	(0.04)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	7.69	8.32	7.19
Unrealized (gains) losses on non-real estate investments	(0.16)	0.65	1.18
Significant realized losses on non-real estate investments	0.62	—	—
Impairment of non-real estate investments	0.56	0.34	0.44
Impairment of real estate	0.30	0.18	0.06
Acceleration of stock compensation expense due to executive officer resignation	0.01	—	0.12
Allocation to unvested restricted stock awards	(0.01)	(0.02)	(0.02)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$9.01	$9.47	$8.97

Weighted-average shares of common stock outstanding – diluted(1)
Earnings per share – diluted	170,307	172,071	170,909
Funds from operations – diluted, per share	170,390	172,071	170,909
Funds from operations – diluted, as adjusted, per share	170,390	172,071	170,909
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
potentially be misleading for our investors.
The following table reconciles net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and calculates the Adjusted EBITDA margin for the three months and years ended
December 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
Net (loss) income	$(995,354)	$(16,095)	$(1,216,726)	$510,733
Interest expense	65,674	55,659	226,698	185,838
Income taxes	1,851	1,855	7,753	6,678
Depreciation and amortization	322,063	330,108	1,350,478	1,202,380
Stock compensation expense	8,232	12,477	41,119	59,634
Loss on early extinguishment of debt	—	—	107	—
Gain on sales of real estate	(619,914)	(101,806)	(642,445)	(129,312)
Unrealized (gains) losses on non-real estate investments	(98,548)	79,776	(26,980)	112,246
Significant realized losses on non-real estate investments	103,329	—	103,329	—
Impairment of real estate	1,717,188	186,564	2,202,818	223,068
Impairment of non-real estate investments	20,181	20,266	95,716	58,090
Decrease in provision for expected credit losses on financial instruments	(341)	(434)	(56)	(434)
Adjusted EBITDA	$524,361	$568,370	$2,141,811	$2,228,921

Total revenues	$754,414	$788,945	$3,026,556	$3,116,394

Adjusted EBITDA margin	70%	72%	71%	72%
Annual rental revenue
Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP. It includes the amortization of deferred revenue related to tenant-funded and tenant-built landlord improvements for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of December 31, 2025, approximately 92% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of
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
Credit rating
Represents the credit ratings assigned by S&P Global Ratings or Moody’s Ratings as of December 31, 2025. A credit rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time.
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
The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and computes fixed-charge coverage ratio for the three months and years ended December 31,
2025 and 2024 (dollars in thousands):

	Three Months Ended December 31,		Year Ended December 31,
	2025	2024	2025	2024
Adjusted EBITDA	$524,361	$568,370	$2,141,811	$2,228,921

Interest expense	$65,674	$55,659	$226,698	$185,838
Capitalized interest	81,845	81,586	330,424	330,961
Amortization of loan fees	(4,481)	(4,620)	(18,292)	(17,130)
Amortization of debt discounts	(327)	(333)	(1,336)	(1,309)
Cash interest and fixed charges	$142,711	$132,292	$537,494	$498,360

Fixed-charge coverage ratio:
– quarter annualized	3.7x	4.3x	N/A	N/A
– trailing 12 months	N/A	N/A	4.0x	4.5x
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
potentially be misleading for our investors.

Gross assets
Gross assets are calculated as total assets plus accumulated depreciation as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Total assets	$34,081,835	$37,527,449
Accumulated depreciation	6,127,525	5,625,179
Gross assets	$40,209,360	$43,152,628

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
Investment-grade or publicly traded large cap tenants
Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended December 31, 2025, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Ratings and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decrease below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.
Investments in real estate
The following table presents our new Class A/A+ development and redevelopment pipeline, excluding properties held for sale, as a percentage of gross assets and as a percentage of annual rental revenue as of December 31, 2025 (dollars in thousands):

		Percentage of
	Book Value	Gross Assets	Annual Rental Revenue
Projects under active construction	$3,181,012	8%	—%
Future development projects(1) and land parcels primarily located in Megacampuses	3,607,452	9	1
Total Class A/A+ development and redevelopment pipeline, excluding properties held for sale	6,788,464	17	1
Properties held for sale – land parcels	261,208	1	—
Total Class A/A+ development and redevelopment pipeline	$7,049,672	18%	1%

(1)Includes projects with existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses.

The square footage presented in the table below is classified as operating as of December 31, 2025. These lease expirations or vacant space at recently acquired properties represent future opportunities for which we have the intent, subject to market conditions and leasing, to commence first-time conversion from non-laboratory space to laboratory space, or to commence future ground-up development:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2026	2027	Thereafter(1)	Total
Under construction project:
Campus Point by Alexandria/University Town Center	Dev	52,620	—	—	52,620
Future projects:
446, 458, and 500 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	116,623	116,623
3000 Minuteman Road/Greater Boston	Redev	—	—	167,549	167,549
1122 and 1150 El Camino Real/South San Francisco	Dev	—	—	375,232	375,232
2100 and 2200 Geng Road/Greater Stanford	Dev	—	—	62,526	62,526
960 Industrial Road/Greater Stanford	Dev	—	—	112,590	112,590
Campus Point by Alexandria/University Town Center	Dev	—	—	96,805	96,805
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	555,754	555,754
410 West Harrison Street/Elliott Bay	Dev	—	—	17,205	17,205
Other/Seattle	Dev	—	—	63,057	63,057
Canada	Redev	—	—	247,743	247,743
		—	—	1,815,084	1,815,084
Total		52,620	—	1,815,084	1,867,704

(1)Includes vacant square footage as of December 31, 2025.
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

Megacampus™
A Megacampus ecosystem is a cluster campus that consists of approximately 1 million RSF or greater, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. We consider Megacampuses that include a minimum of 750,000 operating RSF to be Established Megacampuses. These Megacampuses have realized the scale and flexibility that deliver strategic optionality to our tenants. We present certain metrics related to our Established Megacampuses because we believe they facilitate a more robust understanding of certain of our operating trends.
The following table reconciles our annual rental revenue and development and redevelopment pipeline RSF, excluding properties classified as held for sale, as of December 31, 2025 (dollars in thousands):

	Annual Rental Revenue	Development and Redevelopment Pipeline RSF
Megacampus	$1,451,391	16,735,429
Core and non-core	410,665	4,867,151
Total	$1,862,056	21,602,580

Megacampus as a percentage of annual rental revenue and of total development and redevelopment pipeline RSF	78%	77%
Net cash provided by operating activities after dividends
Net cash provided by operating activities after dividends is reduced by distributions to noncontrolling interests, excludes liquidating distributions from asset sales, and excludes changes in operating assets and liabilities as they represent timing differences.
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
We are not able to forecast the net income of future periods without unreasonable effort and therefore do not provide a reconciliation for net debt and preferred stock to Adjusted EBITDA on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as quarterly components such as gain on sales of real estate, unrealized gains or losses on non-real estate investments, impairments of real estate, impairments of non-real estate investments, and changes in provision for expected credit losses on financial instruments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would potentially be misleading for our investors.

The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of
December 31, 2025 and 2024 (dollars in thousands):

	December 31,
	2025	2024
Secured notes payable	$—	$149,909
Unsecured senior notes payable	12,047,394	12,094,465
Unsecured senior line of credit and commercial paper	353,161	—
Unamortized deferred financing costs	74,314	77,649
Cash and cash equivalents	(549,062)	(552,146)
Restricted cash	(4,693)	(7,701)
Preferred stock	—	—
Net debt and preferred stock	$11,921,114	$11,762,176

Adjusted EBITDA:
– quarter annualized	$2,097,444	$2,273,480
– trailing 12 months	$2,141,811	$2,228,921

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	5.7x	5.2x
– trailing 12 months	5.6x	5.3x
Net operating income, net operating income (cash basis), and operating margin
The following table reconciles net income to net operating income and net operating income (cash basis) and computes operating margin for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(1,216,726)	$510,733	$280,994

Equity in losses (earnings) of unconsolidated real estate joint ventures	9,631	(7,059)	(980)
General and administrative expenses	117,047	168,359	199,354
Interest expense	226,698	185,838	74,204
Depreciation and amortization	1,350,478	1,202,380	1,093,473
Impairment of real estate	2,202,818	223,068	461,114
Loss on early extinguishment of debt	107	—	—
Gain on sales of real estate	(642,445)	(129,312)	(277,037)
Investment loss	56,343	53,122	195,397
Net operating income	2,103,951	2,207,129	2,026,519
Straight-line rent revenue	(73,476)	(143,329)	(133,917)
Amortization of deferred revenue related to tenant-funded and -built landlord improvements	(14,771)	(1,543)	—
Amortization of acquired below-market leases	(37,763)	(85,679)	(93,331)
Provision for expected credit losses on financial instruments	(56)	(434)	—
Net operating income (cash basis)	$1,977,885	$1,976,144	$1,799,271

Net operating income (from above)	$2,103,951	$2,207,129	$2,026,519
Total revenues	$3,026,556	$3,116,394	$2,885,699
Operating margin	70%	71%	70%

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
We are not able to forecast the net income of future periods without unreasonable effort and therefore do not provide a reconciliation for net operating income on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as components such as gain on sales of real estate, unrealized gains or losses on non-real estate investments, impairments of real estate, impairments of non-real estate investments, and changes in provision for expected credit losses on financial instruments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would potentially be misleading for our investors.
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
The following table reconciles income from rentals to tenant recoveries for the years ended December 31, 2025, 2024, and
2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Income from rentals	$2,945,175	$3,049,706	$2,842,456
Rental revenues	(2,184,889)	(2,304,339)	(2,143,971)
Tenant recoveries	$760,286	$745,367	$698,485

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

The following table summarizes unencumbered net operating income as a percentage of total net operating income for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Unencumbered net operating income	$2,101,038	$2,192,608	$2,022,177
Encumbered net operating income	2,913	14,521	4,342
Total net operating income	$2,103,951	$2,207,129	$2,026,519
Unencumbered net operating income as a percentage of total net operating income	99.9%	99.3%	99.8%
Weighted-average shares of common stock outstanding – diluted
From time to time, we enter into capital market transactions, including forward equity sales agreements (“Forward
Agreements”), to fund acquisitions, to fund construction of our development and redevelopment projects, and for general working capital purposes. While the Forward Agreements are outstanding, we are required to consider the potential dilutive effect of our Forward
Agreements under the treasury stock method. Under this method, we also include the dilutive effect of unvested restricted stock awards
(“RSAs”) with forfeitable dividends in the calculation of diluted shares. Refer to Note 13 – “Earnings per share” and Note 16 –
“Stockholders’ equity” to our consolidated financial statements in Item 15 in this annual report on Form 10-K for additional information.
The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the years ended December 31, 2025, 2024, and 2023 are calculated as follows. Also shown are the weighted-average unvested RSAs with nonforfeitable rights to dividends used in calculating the amounts allocable to these awards pursuant to the two-class method for each of the respective periods presented below
(in thousands):

	Year Ended December 31,
	2025	2024	2023
Basic shares for earnings per share	170,307	172,071	170,909
Unvested RSAs with forfeitable dividends	—	—	—
Diluted shares for earnings per share	170,307	172,071	170,909

Basic shares for funds from operations per share and funds from operations per share, as adjusted	170,307	172,071	170,909
Unvested RSAs with forfeitable dividends	83	—	—
Diluted shares for funds from operations per share and funds from operations per share, as adjusted	170,390	172,071	170,909

Weighted-average unvested RSAs with nonforfeitable dividends used in the allocations of net income, funds from operations, and funds from operations, as adjusted	1,883	2,779	2,325

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
Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates, assuming a zero percent interest rate floor, on our fixed- and variable-rate debt as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(1,259)	$(350)
Rate decrease of 1%	$1,259	$350

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(746,058)	$(753,483)
Rate decrease of 1%	$852,698	$860,921
These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of
December 31, 2025 and 2024, respectively. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.
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
will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Equity price risk:
Fair value increase of 10%	$114,387	$147,699
Fair value decrease of 10%	$(114,387)	$(147,699)

Foreign currency exchange rate risk
We have exposure to foreign currency exchange rate risk related to our operations in Canada. The functional currency of our
Canadian subsidiaries is the Canadian dollar. Gains or losses resulting from the translation of these subsidiaries’ balance sheets and statements of operations are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss). Gains or losses will be reflected in our consolidated statements of operations when there is a sale or partial sale of our investment in these operations or upon a complete or substantially complete liquidation of the investment. The following tables illustrate the effect that a 10% change in Canadian dollar exchange rates relative to the USD would have on our potential future earnings and on the fair value of our net investment in Canadian subsidiaries, based on our current operating assets outside the U.S. as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$182	$17
Rate decrease of 10%	$(182)	$(17)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$35,306	$36,644
Rate decrease of 10%	$(35,306)	$(36,644)

Change in the fair value of cross-currency swap agreements designated as a net investment hedge:(1)
Rate increase of 10% (USD weakening)	$(24,600)	N/A(1)
Rate decrease of 10% (USD strengthening)	$24,600	N/A(1)
(1)Refer to Note 11 – “Hedge agreements” to our consolidated financial statements for additional information. We did not have any outstanding hedge agreements as of and during the year ended December 31, 2024.
The sensitivity analyses assume a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.
Our exposure to market risk elements for the year ended December 31, 2025 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this Item is included as a separate section in this annual report on Form 10-K. Refer to “Item 15.
Exhibits and financial statement schedules.”
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of December 31, 2025, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31,
2025 and 2024. In making its assessment, management has utilized the criteria set forth in the 2013 framework issued by the
Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (COSO 2013).
Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of
December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by
Ernst & Young LLP, an independent registered accounting firm, as stated in its report, which is included herein.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Alexandria Real Estate Equities, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Alexandria Real Estate Equities, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway
Commission (2013 framework) (the COSO criteria). In our opinion, Alexandria Real Estate Equities, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB),
the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2025 and the related notes and financial statement schedule listed in the Index at Item 15(a)
and our report dated January 26, 2026, expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
January 26, 2026

ITEM 9B. OTHER INFORMATION
Disclosure of 10b5-1 plans
During the three months ended December 31, 2025, the following officers had adopted a “Rule 10b5-1 trading arrangement”
as follows:
On December 15, 2025, Marc E. Binda, our Chief Financial Officer and Treasurer, entered into a Rule 10b5-1 trading arrangement providing for the sale, from time to time, of up to 23,368 shares of common stock through December 1, 2026.
On December 10, 2025, Hart Cole, our Co-President and Co-Regional Market Director – Seattle, entered into a Rule 10b5-1 trading arrangement providing for the sale, from time to time, of up to 20,000 shares of common stock through January 29, 2027.
On December 15, 2025, Hallie E. Kuhn, our Executive Vice President – Capital Markets and Co-Lead – Life Science, entered into a Rule 10b5-1 trading arrangement providing for the sale, from time to time, of up to 2,574 shares of common stock through
October 16, 2026.
Each of the aforementioned trading plans was entered into during an open insider trading window and is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act and our insider trading policy.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item is incorporated herein by reference from our definitive proxy statement for our 2026 annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year (the “2026 Proxy
Statement”) under the captions “Directors and Executive Officers” and “Corporate Governance Matters.”
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated herein by reference from our 2026 Proxy Statement.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
MATTERS
The following table sets forth information on the Company’s equity compensation plan as of December 31, 2025:
Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plan Approved by Stockholders — Amended and Restated 1997 Stock Award and Incentive Plan	—	—	4,894,632
The other information required by this Item is incorporated herein by reference from our 2026 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management.”
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from our 2026 Proxy Statement under the captions
“Certain Relationships and Related Transactions,” “Policies and Procedures with Respect to Related-Person Transactions,” and
“Director Independence.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is incorporated herein by reference from our 2026 Proxy Statement under the caption
“Fees Billed by Independent Registered Public Accountants.”

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) and (2)Financial Statements and Financial Statement Schedule
The financial statements and financial statement schedule required by this Item are included as a separate section in this annual report on Form 10-K beginning on page F-1.

Page

Report of Independent Registered Public Accounting Firm (PCAOB ID: 00042) ...................................................................................	F-1
Audited Consolidated Financial Statements of Alexandria Real Estate Equities, Inc.:
Consolidated Balance Sheets as of December 31, 2025 and 2024 ................................................................................................	F-3
Consolidated Financial Statements for the Years Ended December 31, 2025, 2024, and 2023: ...............................................
Consolidated Statements of Operations ........................................................................................................................................	F-4
Consolidated Statements of Comprehensive Income .................................................................................................................	F-5
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests ...............................................	F-6
Consolidated Statements of Cash Flows ......................................................................................................................................	F-8
Notes to Consolidated Financial Statements .......................................................................................................................................	F-10
Schedule III – Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation ............................	F-57
(a)(3) Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1	Articles of Amendment and Restatement of the Company	Form 10-Q	August 14, 1997
3.2	Certificate of Correction of the Company	Form 10-Q	August 14, 1997
3.3	Articles of Amendment of the Company, dated May 10, 2017	Form 8-K	May 12, 2017
3.4	Articles of Amendment of the Company, dated May 18, 2022	Form 8-K	May 19, 2022
3.5	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.6	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.7	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.8	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.9	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.10	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.11	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.12	Articles Supplementary, dated May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
3.13	Amended and Restated Bylaws of the Company (Amended December 6, 2024)	Form 8-K	December 9, 2024
4.1	Specimen certificate representing shares of common stock	Form 10-Q	May 5, 2011
4.2	Indenture, dated as of February 29, 2012, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and the Bank of New York Mellon Trust Company, N.A., as Trustee	Form 8-K	February 29, 2012

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
4.3
Supplemental Indenture No. 4, dated as of July 18, 2014, among the
Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor,
and the Bank of New York Mellon Trust Company, N.A., as Trustee
		Form 8-K	July 18, 2014
4.4	Form of 4.500% Senior Notes due 2029 (included in Exhibit 4.3 above)	Form 8-K	July 18, 2014
4.5	Indenture, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015
4.6	Supplemental Indenture No. 1, dated as of November 17, 2015, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	November 17, 2015
4.7	Form of 4.30% Senior Notes due 2026 (included in Exhibit 4.6 above)	Form 8-K	November 17, 2015
4.8	Supplemental Indenture No. 2, dated as of June 10, 2016, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Wilmington Trust, National Association, as Trustee	Form 8-K	June 10, 2016
4.9	Form of 3.95% Senior Notes due 2027 (included in Exhibit 4.8 above)	Form 8-K	June 10, 2016
4.10	Indenture, dated as of March 3, 2017, among the Company, as Issuer Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.11	Supplemental Indenture No. 1, dated as of March 3, 2017, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 3, 2017
4.12	Form of 3.95% Senior Notes due 2028 (included in Exhibit 4.11 above)	Form 8-K	March 3, 2017
4.13	Supplemental Indenture No. 3, dated as of June 21, 2018, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	June 21, 2018
4.14	Supplemental Indenture No. 4, dated as of June 21, 2018, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	June 21, 2018
4.15	Form of 4.700% Senior Notes due 2030 (included in Exhibit 4.16 above)	Form 8-K	June 21, 2018
4.16	Supplemental Indenture No. 5, dated as of March 21, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 21, 2019
4.17	Form of 3.800% Senior Notes due 2026 (included in Exhibit 4.18 above)	Form 8-K	March 21, 2019
4.18	Supplemental Indenture No. 6, dated as of March 21, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 21, 2019
4.19	Form of 4.850% Senior Notes due 2049 (included in Exhibit 4.20 above)	Form 8-K	March 21, 2019
4.20	Supplemental Indenture No. 8, dated as of July 15, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	July 15, 2019
4.21	Form of 3.375% Senior Notes due 2031 (included in Exhibit 4.22 above)	Form 8-K	July 15, 2019
4.22	Supplemental Indenture No. 9, dated as of July 15, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	July 15, 2019
4.23	Supplemental Indenture No. 11 dated as of September 12, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	September 12, 2019
4.24	Form of 4.000% Senior Notes due 2050 (included in Exhibit 4.25 above)	Form 8-K	July 15, 2019
4.25	Supplemental Indenture No. 10, dated as of September 12, 2019, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	September 12, 2019
4.26	Form of 2.750% Senior Notes due 2029 (included in Exhibit 4.27 above)	Form 8-K	September 12, 2019

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
4.27	Supplemental Indenture No. 12, dated as of March 26, 2020, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Branch Banking and Trust Company, as Trustee	Form 8-K	March 26, 2020
4.28	Form of 4.900% Senior Notes due 2030 (included in Exhibit 4.29 above)	Form 8-K	March 26, 2020
4.29	Supplemental Indenture No. 13, dated August 5, 2020, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	August 5, 2020
4.30	Form of 1.875% Senior Notes due 2033 (included in Exhibit 4.31 above)	Form 8-K	August 5, 2020
4.31	Supplemental Indenture No. 14, dated February 18, 2021, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 18, 2021
4.32	Form of 2.000 % Senior Notes due 2032 (included in Exhibit 4.33 above)	Form 8-K	February 18, 2021
4.33	Supplemental Indenture No. 15, dated February 18, 2021, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 18, 2021
4.34	Form of 3.000 % Senior Notes due 2051 (included in Exhibit 4.35 above)	Form 8-K	February 18, 2021
4.35	Supplemental Indenture No. 16, dated February 16, 2022, among the Company, as Issuer, Alexandria Real Estate Equities, L.P. as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 16, 2022
4.36	Form of 2.950% Senior Notes due 2034 (included in Exhibit 4.37 above)	Form 8-K	February 16, 2022
4.37	Supplemental Indenture No. 17, dated February 16, 2022, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 16, 2022
4.38	Form of 3.550% Senior Notes due 2052 (included in Exhibit 4.39 above)	Form 8-K	February 16, 2022
4.39	Supplemental Indenture No. 18, dated as of February 16, 2023, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 16, 2023
4.40	Form of 4.750% Senior Notes due 2035 (included in Exhibit 4.41 above)	Form 8-K	February 16, 2023
4.41	Supplemental Indenture No. 19, dated as of February 16, 2023, among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 16, 2023
4.42	Form of 5.150% Senior Notes due 2053 (included in Exhibit 4.43 above)	Form 8-K	February 16, 2023
4.43	Supplemental Indenture No. 20, dated as of February 15, 2024, by and among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 15, 2024
4.44	Form of 5.250% Senior Notes due 2036 (included in Exhibit 4.45 above)	Form 8-K	February 15, 2024
4.45	Supplemental Indenture No. 21, dated as of February 15, 2024, by and among the Company, as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and Truist Bank, as Trustee	Form 8-K	February 15, 2024
4.46	Form of 5.625% Senior Notes due 2054 (included in Exhibit 4.47 above)	Form 8-K	February 15, 2024
4.47
Indenture, dated as of February 13, 2025, among Alexandria Real Estate
Equities, Inc., as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor,
and U.S. Bank Trust Company, National Association, as Trustee
		Form 8-K	February 13, 2025
4.48
Supplemental Indenture No. 1, dated as of February 13, 2025, by and among Alexandria Real Estate Equities, Inc., as Issuer, Alexandria Real
Estate Equities, L.P., as Guarantor, and U.S. Bank Trust Company, National
Association, as Trustee
		Form 8-K	February 13, 2025
4.49	Form of 5.50% Senior Note due 2035 (included in Exhibit 4.50 above)	Form 8-K	February 13, 2025
4.50	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	N/A	Filed herewith
10.1
Third Amended and Restated Credit Agreement, dated as of September 19,
2024, among the Company, as Borrower, Alexandria Real Estate Equities,
L.P., as a Guarantor, Citibank, N.A., as Administrative Agent, and the
lenders and other parties thereto
		Form 10-Q	October 21, 2024
10.2(1)	Amended and Restated 1997 Stock Award and Incentive Plan of the Company	Form 8-K	May 15, 2025

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
10.3(1)	Form of Employee Restricted Stock Agreement for use in connection with shares of restricted stock issued to employees pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan	Form 10-K	January 27, 2025
10.4(1)
Form of Employee Restricted Stock Agreement (U.S. Affiliate) for use in
connection with shares of restricted stock issued to employees pursuant to the Amended and Restated 1997 Stock Award and Incentive Plan
		Form 10-K	January 27, 2025
10.5(1)
Form of Independent Director Restricted Stock Agreement for use in
connection with shares of restricted stock issued to directors pursuant to the
Amended and Restated 1997 Stock Award and Incentive Plan
		Form 10-K	January 27, 2025
10.6(1)
Form of Independent Contractor Restricted Stock Agreement for use in
connection with shares of restricted stock issued to independent contractors pursuant to the Amended and Restated 1997 Stock Award and Incentive
Plan
		Form 10-K	January 27, 2025
10.7(1)	The Company’s 2000 Deferred Compensation Plan, amended and restated effective as of October 1, 2025	Form 10-Q	October 27, 2025
10.8(1)	The Company’s 2000 Deferred Compensation Plan for Directors, amended and restated effective as of September 15, 2023	Form 10-K	January 27, 2025
10.9(1)	Amended and Restated Executive Employment Agreement, effective as of January 1, 2015, by and between the Company and Joel S. Marcus	Form 8-K	April 7, 2015
10.10(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated July 3, 2017, by and between the Company and Joel S. Marcus	Form 8-K	July 3, 2017
10.11(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, entered into on March 20, 2018, by and between the Company and Joel S. Marcus	Form 10-Q	May 1, 2018
10.12(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated January 15, 2019, by and between the Company and Joel S. Marcus	Form 8-K	January 18, 2019
10.13(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated June 8, 2020, by and between the Company and Joel S. Marcus	Form 10-Q	July 27, 2020
10.14(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated August 30, 2023, by and between the Company and Joel S. Marcus	Form 10-Q	October 23, 2023
10.15(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated January 5, 2024, by and between the Company and Joel S. Marcus	Form 10-K	January 29, 2024
10.16(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated December 6, 2024, by and between the Company and Joel S. Marcus	Form 8-K	December 9, 2024
10.17(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated January 9, 2026, by and between the Company and Joel S. Marcus	N/A	Filed herewith
10.18(1)	Third Amended and Restated Executive Employment Agreement between the Company and Peter M. Moglia, entered into on May 22, 2018 and effective as of May 22, 2018	Form 10-Q	July 31, 2018
10.19(1)	Letter Amendment to Amended and Restated Executive Employment Agreement, dated January 5, 2024, by and between the Company and Peter M. Moglia	Form 10-K	January 29, 2024
10.20(1)	Amended and Restated Executive Employment Agreement between the Company and Marc E. Binda, entered into on August 17, 2023 and effective as of September 15, 2023	Form 10-Q	October 23, 2023
10.21(1)	Executive Employment Agreement between the Company and Hunter Kass, entered into on January 1, 2021 and effective as of January 1, 2021	Form 10-K	January 31, 2022
10.22(1)	Executive Employment Agreement between the Company and John Hart Cole, entered into on December 20, 2023 and effective as of January 1, 2024	N/A	Filed herewith

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
10.23(1)	Amended and Restated Executive Employment Agreement between the Company and John Hart Cole, entered into on January 9, 2026 and effective as of January 1, 2026	N/A	Filed herewith
10.24(1)	Summary of Director Compensation Arrangements	N/A	Filed herewith
10.25(1)	Anniversary Bonus Plan of the Company	N/A	Filed herewith
10.26(1)	Form of Indemnification Agreement between the Company and each of its directors and officers	Form 10-K	March 1, 2011
14.1	The Company’s Business Integrity Policy and Procedures for Reporting Non-Compliance (code of ethics pursuant to Item 406 of Regulation S-K)	N/A	Filed herewith
19.1	Alexandria Real Estate Equities, Inc. Amended and Restated Policy Statement on Trading in Securities	N/A	Filed herewith
21.1	List of Subsidiaries of the Company	N/A	Filed herewith
22.1	List of Guarantor Subsidiaries of the Company	N/A	Filed herewith
23.1	Consent of Ernst & Young LLP	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
97.1(1)	Incentive Compensation Recoupment Policy	N/A	Filed herewith
101.1
The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline eXtensible
Business Reporting Language): (i) Consolidated Balance Sheets as of
December 31, 2025 and 2024, (ii) Consolidated Statements of Operations
for the years ended December 31, 2025, 2024, and 2023, (iii) Consolidated
Statements of Comprehensive Income for the years ended December 31,
2025, 2024, and 2023, (iv) Consolidated Statements of Changes in
Stockholders’ Equity and Noncontrolling Interests for the years ended
December 31, 2025, 2024, and 2023, (v) Consolidated Statements of Cash
Flows for the years ended December 31, 2025, 2024, and 2023, (vi) Notes to Consolidated Financial Statements, and (vii) Schedule III — Consolidated
Financial Statement Schedule of Real Estate and Accumulated Depreciation
of the Company.
		N/A	Filed herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	N/A	Filed herewith
(1) Management contract or compensatory arrangement.
S-1
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ALEXANDRIA REAL ESTATE EQUITIES, INC.
Dated:	January 26, 2026	By:	/s/ Joel S. Marcus
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

Signature	Title	Date

/s/ Joel S. Marcus	Executive Chairman (Principal Executive Officer)	January 26, 2026
Joel S. Marcus

/s/ Peter M. Moglia	Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)	January 26, 2026
Peter M. Moglia

/s/ Marc E. Binda	Chief Financial Officer and Treasurer (Principal Financial Officer)	January 26, 2026
Marc E. Binda

/s/ Andres R. Gavinet	Chief Accounting Officer (Principal Accounting Officer)	January 26, 2026
Andres R. Gavinet

/s/ Steven R. Hash	Lead Director	January 26, 2026
Steven R. Hash

/s/ Claire Aldridge	Director	January 26, 2026
Claire Aldridge

/s/ James P. Cain	Director	January 26, 2026
James P. Cain

/s/ Maria C. Freire	Director	January 26, 2026
Maria C. Freire

/s/ Richard H. Klein	Director	January 26, 2026
Richard H. Klein

/s/ Sheila K. McGrath	Director	January 26, 2026
Sheila K. McGrath

/s/ Michael A. Woronoff	Director	January 26, 2026
Michael A. Woronoff

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Alexandria Real Estate Equities, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alexandria Real Estate Equities, Inc. (the Company) as of
December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, changes in stockholders’
equity and noncontrolling interests and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the
Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB),
the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control –
Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 26, 2026 expressed an unqualified opinion thereon.
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
Impairment of investments in real estate

Description of the Matter
At December 31, 2025, the carrying value of the Company’s investments in real estate was $28.7 billion including
$556.7 million of investments in real estate held for sale. For the year ended December 31, 2025, the impairment of real estate was $2.2 billion. As discussed in Note 2 to the consolidated financial statements, the Company reviews current activities and changes in the business conditions of its investment in real estate to determine the existence of any triggering events or impairment indicators requiring an impairment analysis. If triggering events or impairment indicators are identified, the Company will review an estimate of the future undiscounted cash flows of the particular investment in real estate which will include a probability-weighted approach if multiple outcomes are under consideration. Impairment is recognized to reduce the carrying amount of a particular long-lived asset to be held and used to its estimated fair value when the estimate of future undiscounted cash flows for that asset is less than its carrying amount. When a long-lived asset is classified as held for sale, an impairment charge is recognized if the carrying amount of the asset exceeds its fair value less cost to sell.
Auditing the Company’s evaluation of whether its investments in real estate to be held and used are recoverable was complex and involved a high degree of subjectivity in evaluating management’s key assumptions used in estimating the undiscounted future cash flows including projected rental rates, exit capitalization rates, construction costs for projects under development and probability-weighting multiple scenarios under consideration, as they were based on assumptions about construction costs, available market information, current and historical operating results, known trends and current market/economic conditions that may affect the asset, and management’s assumptions about the use of the asset.  Further, auditing the measurement of the impairment charges recognized for investments in real estate held for sale was complex and involved a high degree of subjectivity in evaluating management’s estimates of certain assets’ fair values less costs to sell, which were based on valuations provided by third-party real estate brokers or management’s conclusion on fair value based on recent comparable transactions.

How we Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of the Company’s controls over the Company’s investments in real estate impairment assessment process.  For example, we tested controls over management’s process for estimating and evaluating the assumptions used in the calculations of the future undiscounted cash flows for investments in real estate where impairment indicators existed as well as controls related to management’s development of the fair value estimates for investments in real estate held for sale.
In auditing the Company’s undiscounted future cash flows for investments in real estate to be held and used with identified indicators of impairment and measurement of impairment charges recognized for investments in real estate held for sale, we performed audit procedures over the Company’s estimation of these assets’ future cash flows or fair values, and for a sample of real estate assets, we involved a valuation specialist to assist in our assessment. For example, we compared fair value estimates and significant assumptions used to estimate future cash flows to the
Company’s historical accounting records or to available market data. We also tested the mathematical accuracy of management’s forecasted cash flows. Additionally, for certain assumptions, we assessed management’s sensitivity analyses in addition to performing our own sensitivity analyses to evaluate the changes in the cash flows of the investments in real estate that would result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1994.
Los Angeles, California
January 26, 2026

Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	December 31,
	2025	2024
Assets
Investments in real estate	$28,689,996	$32,110,039
Investments in unconsolidated real estate joint ventures	30,677	39,873
Cash and cash equivalents	549,062	552,146
Restricted cash	4,693	7,701
Tenant receivables	6,672	6,409
Deferred rent	1,179,403	1,187,031
Deferred leasing costs	458,311	485,959
Investments	1,501,249	1,476,985
Other assets	1,661,772	1,661,306
Total assets	$34,081,835	$37,527,449

Liabilities, Noncontrolling Interests, and Equity
Secured notes payable	$—	$149,909
Unsecured senior notes payable	12,047,394	12,094,465
Unsecured senior line of credit and commercial paper	353,161	—
Accounts payable, accrued expenses, and other liabilities	2,397,073	2,654,351
Dividends payable	127,771	230,263
Total liabilities	14,925,399	15,128,988

Commitments and contingencies

Redeemable noncontrolling interests	58,788	19,972

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock, $0.01 par value per share, 400,000,000 shares authorized as of December 31, 2025 and 2024; 170,537,867 and 172,203,443 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1,705	1,722
Additional paid-in capital	15,497,760	17,933,572
Accumulated other comprehensive loss	(29,395)	(46,252)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	15,470,070	17,889,042
Noncontrolling interests	3,627,578	4,489,447
Total equity	19,097,648	22,378,489
Total liabilities, noncontrolling interests, and equity	$34,081,835	$37,527,449
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Income from rentals	$2,945,175	$3,049,706	$2,842,456
Other income	81,381	66,688	43,243
Total revenues	3,026,556	3,116,394	2,885,699

Expenses:
Rental operations	922,605	909,265	859,180
General and administrative	117,047	168,359	199,354
Interest	226,698	185,838	74,204
Depreciation and amortization	1,350,478	1,202,380	1,093,473
Impairment of real estate	2,202,818	223,068	461,114
Loss on early extinguishment of debt	107	—	—
Total expenses	4,819,753	2,688,910	2,687,325

Equity in (losses) earnings of unconsolidated real estate joint ventures	(9,631)	7,059	980
Investment loss	(56,343)	(53,122)	(195,397)
Gain on sales of real estate	642,445	129,312	277,037
Net (loss) income	(1,216,726)	510,733	280,994
Net income attributable to noncontrolling interests	(212,844)	(187,784)	(177,355)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(1,429,570)	322,949	103,639
Net income attributable to unvested restricted stock awards	(8,417)	(13,394)	(11,195)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(1,437,987)	$309,555	$92,444

Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$(8.44)	$1.80	$0.54
Diluted	$(8.44)	$1.80	$0.54
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(1,216,726)	$510,733	$280,994
Other comprehensive income (loss)
Change in foreign currency translation adjustments:
Unrealized foreign currency translation gains (losses) during the period	15,160	(29,719)	4,916
Reclassification of losses (gains)	1,697	(637)	—
Unrealized gains (losses) on foreign currency translation, net	16,857	(30,356)	4,916

Total other comprehensive income (loss)	16,857	(30,356)	4,916
Comprehensive (loss) income	(1,199,869)	480,377	285,910
Less: comprehensive income attributable to noncontrolling interests	(212,844)	(187,784)	(177,355)
Comprehensive (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$(1,412,713)	$292,593	$108,555
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2022	170,748,395	$1,707	$18,991,492	$—	$(20,812)	$3,701,248	$22,673,635	$9,612
Net income	—	—	—	103,639	—	176,431	280,070	924
Total other comprehensive income	—	—	—	—	4,916	—	4,916	—
Contributions from and sales of noncontrolling interests	—	—	33,896	—	—	508,693	542,589	35,250
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(243,268)	(243,268)	(37,072)
Transfer of noncontrolling interest	—	—	—	—	—	(7,766)	(7,766)	7,766
Issuance of common stock	699,274	7	103,839	—	—	—	103,846	—
Issuance pursuant to stock plan	798,729	8	156,257	—	—	—	156,265	—
Taxes related to net settlement of equity awards	(335,799)	(3)	(43,595)	—	—	—	(43,598)	—
Dividends declared on common stock ($4.96 per share)	—	—	—	(860,176)	—	—	(860,176)	—
Reclassification of distributions in excess of earnings	—	—	(756,537)	756,537	—	—	—	—
Balance as of December 31, 2023	171,910,599	1,719	18,485,352	—	(15,896)	4,135,338	22,606,513	16,480
Net income	—	—	—	322,949	—	186,694	509,643	1,090
Total other comprehensive loss	—	—	—	—	(30,356)	—	(30,356)	—
Contributions from and sales of noncontrolling interests	—	—	8,396	—	—	405,016	413,412	—
Distributions to and redemption of noncontrolling interests	—	—	(8,084)	—	—	(264,149)	(272,233)	(1,235)
Transfer of noncontrolling interest	—	—	—	—	—	(3,637)	(3,637)	3,637
Reallocation of capital to joint venture partner	—	—	(30,185)	—	—	30,185	—	—
Issuance of common stock	229,558	2	27,101	—	—	—	27,103	—
Issuance pursuant to stock plan	951,195	10	129,288	—	—	—	129,298	—
Taxes related to net settlement of equity awards	(391,633)	(4)	(44,147)	—	—	—	(44,151)	—
Repurchase of common stock	(496,276)	(5)	(50,102)	—	—	—	(50,107)	—
Dividends declared on common stock ($5.19 per share)	—	—	—	(906,996)	—	—	(906,996)	—
Reclassification of distributions in excess of earnings	—	—	(584,047)	584,047	—	—	—	—
Balance as of December 31, 2024	172,203,443	$1,722	$17,933,572	$—	$(46,252)	$4,489,447	$22,378,489	$19,972
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests (continued)
(Dollars in thousands)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2024	172,203,443	$1,722	$17,933,572	$—	$(46,252)	$4,489,447	$22,378,489	$19,972
Net (loss) income	—	—	—	(1,429,570)	—	211,133	(1,218,437)	1,711
Total other comprehensive income	—	—	—	—	16,857	—	16,857	—
Contributions from and sales of noncontrolling interests	—	—	(2,354)	—	—	167,841	165,487	—
Distributions to and redemption of noncontrolling interests	—	—	(73,365)	—	—	(1,045,489)	(1,118,854)	(11,605)
Deconsolidation of noncontrolling interests upon real estate asset sales	—	—	—	—	—	(153,475)	(153,475)	—
Transfer of noncontrolling interests	—	—	—	—	—	(48,710)	(48,710)	48,710
Reallocation of capital to joint venture partner	—	—	(6,831)	—	—	6,831	—	—
Issuance pursuant to stock plan	817,304	8	117,280	—	—	—	117,288	—
Taxes related to net settlement of equity awards	(330,587)	(3)	(23,549)	—	—	—	(23,552)	—
Repurchase of common stock	(2,152,293)	(22)	(208,165)	—	—	—	(208,187)	—
Dividends declared on common stock ($4.68 per share)	—	—	—	(809,258)	—	—	(809,258)	—
Reclassification of distributions in excess of earnings	—	—	(2,238,828)	2,238,828	—	—	—	—
Balance as of December 31, 2025	170,537,867	$1,705	$15,497,760	$—	$(29,395)	$3,627,578	$19,097,648	$58,788
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net (loss) income	$(1,216,726)	$510,733	$280,994
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,350,478	1,202,380	1,093,473
Impairment of real estate	2,202,818	223,068	461,114
Gain on sales of real estate	(642,445)	(129,312)	(277,037)
Loss on early extinguishment of debt	107	—	—
Equity in losses (earnings) of unconsolidated real estate joint ventures	9,631	(7,059)	(980)
Distributions of earnings from unconsolidated real estate joint ventures	2,179	2,982	3,257
Amortization of loan fees	18,292	17,130	15,486
Amortization of debt discounts	1,336	1,309	1,207
Amortization of acquired above- and below-market leases	(37,763)	(85,679)	(93,331)
Deferred rent	(73,476)	(143,329)	(133,917)
Stock compensation expense	41,119	59,634	82,858
Investment loss	56,343	53,122	195,397
Changes in operating assets and liabilities:
Tenant receivables	(252)	1,766	(102)
Deferred leasing costs	(123,195)	(108,346)	(109,339)
Other assets	(56,577)	(37,052)	798
Accounts payable, accrued expenses, and other liabilities	(117,823)	(56,823)	110,672
Net cash provided by operating activities	1,414,046	1,504,524	1,630,550

Investing Activities
Proceeds from sales of real estate	2,320,875	1,220,206	1,195,743
Additions to real estate	(1,870,924)	(2,422,625)	(3,418,296)
Purchases of real estate	—	(248,699)	(265,750)
Change in escrow deposits	(7,364)	3,864	(5,582)
Investments in unconsolidated real estate joint ventures	(11,296)	(3,927)	(658)
Return of capital from unconsolidated real estate joint ventures	566	2,916	—
Additions to non-real estate investments	(238,763)	(236,357)	(189,472)
Sales of and distributions from non-real estate investments	169,003	173,927	183,396
Net cash provided by (used in) investing activities	$362,097	$(1,510,695)	$(2,500,619)
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands)
	Year Ended December 31,
	2025	2024	2023
Financing Activities
Borrowings under secured notes payable	$4,031	$29,919	$59,957
Repayments of borrowings under secured notes payable	(154,212)	(32)	(30)
Proceeds from issuances of unsecured senior notes payable	548,532	998,806	996,205
Repayment of unsecured senior notes payable	(600,000)	—	—
Borrowings under unsecured senior line of credit	700,000	—	1,245,000
Repayments of borrowings under unsecured senior line of credit	(700,000)	—	(1,245,000)
Proceeds from issuances under commercial paper program	25,426,375	13,010,600	9,234,000
Repayments of borrowings under commercial paper program	(25,072,875)	(13,110,600)	(9,134,000)
Payments of loan fees	(5,307)	(35,871)	(16,047)
Taxes paid related to net settlement of equity awards	(24,409)	(62,413)	(24,592)
Proceeds from issuance of common stock	—	27,103	103,846
Repurchase of common stock	(208,187)	(50,107)	—
Dividends on common stock	(911,450)	(898,557)	(847,483)
Contributions from and sales of noncontrolling interests	165,488	306,473	547,391
Distributions to and purchases of noncontrolling interests	(951,780)	(308,636)	(245,091)
Net cash (used in) provided by financing activities	(1,783,794)	(93,315)	674,156

Effect of foreign exchange rate changes on cash and cash equivalents	1,559	(1,438)	(1,291)

Net decrease in cash, cash equivalents, and restricted cash	(6,092)	(100,924)	(197,204)
Cash, cash equivalents, and restricted cash as of the beginning of period	559,847	660,771	857,975
Cash, cash equivalents, and restricted cash as of the end of period	$553,755	$559,847	$660,771

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$204,030	$160,082	$46,583
Accrued construction for current-period additions to real estate	$339,481	$465,611	$629,351
Derecognition of net investment in real estate from sales-type lease	$4,677	$—	$—
Deconsolidation of noncontrolling interests upon real estate sales	$153,475	$—	$—
Contribution of assets from and issuance of noncontrolling interest to real estate joint venture partner	$—	$106,941	$33,250
Transfer of real estate assets and/or equipment from tenants	$178,651	$129,154	$31,310
Reallocation of additional paid-in-capital to consolidated joint venture partner’s noncontrolling interest	$6,831	$30,185	$—
Notes receivable issued in connection with sales of real estate	$123,950	$104,166	$—
Initial recognition of right-of-use asset and lease liability	$—	$265,203	$—
Payable for purchase of noncontrolling interest	$—	$—	$(35,250)
Exchange of joint venture interests:(1)
Disposition of our interest in Pacific Technology Park	$82,392	$—	$—
Acquisition of our partner’s noncontrolling interest in 199 East Blaine Street	$96,543	$—	$—
(1)Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” for additional information.
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
1.ORGANIZATION AND BASIS OF PRESENTATION
Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® life science REIT, is the pioneer of the life science real estate niche since its founding in 1994. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative
Megacampus™ ecosystems in AAA life science innovation cluster locations, including Greater Boston, the San Francisco Bay Area, San
Diego, Seattle, Maryland, Research Triangle, and New York City. As of December 31, 2025, Alexandria has a total market capitalization of $20.75 billion and an asset base in North America that includes 35.9 million RSF of operating properties and 3.5 million RSF of Class
A/A+ properties undergoing construction. As used in this annual report on Form 10-K, references to the “Company,” “Alexandria,”
“ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.
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
Noncontrolling interests in consolidated real estate joint ventures
Noncontrolling interests represent the third-party interests in consolidated real estate joint ventures in which we have a controlling interest. Certain of our partners’ noncontrolling interests have the right to require us to redeem their ownership interests in the respective entities. We classify the ownership interests in these entities as redeemable noncontrolling interests outside of total equity in our consolidated balance sheets. Redeemable noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of net earnings or losses, and other comprehensive income or loss. If the amount of a redeemable noncontrolling interest is less than the maximum redemption value at the balance sheet date, such amount is adjusted to the maximum redemption value. Subsequent declines in the redemption value are recognized only to the extent that previous increases have been recognized.
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
Revenues
The table below provides details of our consolidated total revenues for the years ended December 31, 2025, 2024, and 2023
(in thousands):

	Year Ended December 31,
	2025	2024	2023
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$2,889,721	$3,005,137	$2,802,567
Direct financing and sales-type leases	4,496	2,653	2,608
Revenues subject to the lease accounting standard	2,894,217	3,007,790	2,805,175
Revenues subject to the revenue recognition accounting standard	50,958	41,916	37,281
Income from rentals	2,945,175	3,049,706	2,842,456
Other income	81,381	66,688	43,243
Total revenues	$3,026,556	$3,116,394	$2,885,699
During the years ended December 31, 2025, 2024, and 2023, revenues that were subject to the lease accounting standard aggregated $2.89 billion, $3.01 billion, and $2.81 billion, respectively, and represented 95.6%, 96.5%, and 97.2%, respectively, of our total revenues. Our other income consisted primarily of management fees and interest income earned during each year presented. For a detailed discussion related to our revenue streams, refer to “Lease accounting” and “Recognition of revenue arising from contracts with customers” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements.

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
For each lease for which we determine that collectibility of future lease payments is not probable, we cease the recognition of income from rentals on a straight-line basis and limit the recognition of income to the lesser of payments collected from the lessee or lease income that would have been recognized on a straight-line basis. We do not resume straight-line recognition of income from rentals for these leases until we determine that the collectibility of future payments related to these leases is probable. We also record a general allowance related to the deferred rent balances that at the portfolio level (not the individual level) are not expected to be collected in full through the lease term. As of December 31, 2025 and 2024, our general allowance balance aggregated $14.3 million and $21.3 million, respectively.
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
Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the years ended December 31, 2025 and 2024 included $51.0 million and $41.9 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, as discussed in “Lessor accounting” in Note 2 – “Summary of significant accounting policies,” due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.

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
Hedge accounting
From time to time, we utilize derivative instruments to manage our exposure to certain risks. We are exposed to foreign currency exchange rate risk related to our business operations in Canada. To mitigate the impact of fluctuations in the USD-CAD exchange rate associated with our net investment in Canada, we use cross-currency swap agreements designated and qualifying as net investment hedges under applicable derivatives and hedging standards.
We designate the USD-CAD cross-currency swap agreements as net investment hedges using the spot method to assess hedge effectiveness. The spot component represents changes in fair value attributable to movements in the USD-CAD spot exchange rate, which reflects the market exchange rate between the two currencies as of each reporting date. Changes in the fair value of the designated spot component are recorded in other comprehensive income (loss) as part of the foreign currency translation adjustment, to the extent the relationship is highly effective, until the net investment is sold or substantially liquidated. The related amounts due from or due to counterparties are included in other assets or in accounts payable, accrued expenses, and other liabilities, respectively, within our consolidated balance sheet.
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
A parent entity that meets the above criteria may instead present summarized financial information (“alternative disclosures”)
either within the consolidated financial statements or in “Item 7. Management’s discussion and analysis of financial condition and results of operations” (“Item 7”). We evaluated the criteria and determined that we are eligible for the disclosure exceptions, which allow us to provide alternative disclosures; as such, we present alternative disclosures in Item 7.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Recent accounting pronouncements
On November 4, 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which will require entities to provide enhanced disclosures related to certain expense categories included in line items on the statement of operations.
The ASU aims to increase transparency and provide investors with additional detailed information about the nature of expenses reported on the face of the income statement. The new standard does not change the requirements for the presentation of expenses on the face of the statement of operations.
Under this ASU, entities are required to disaggregate, in a tabular format, expense line items presented on the face of the statement of operations — excluding earnings or losses from equity method investments — if they include any of the following expense categories: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation or depletion.
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

3.INVESTMENTS IN REAL ESTATE
Our consolidated investments in real estate consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Rental properties:
Land (related to rental properties)	$3,204,479	$3,863,027
Buildings and building improvements	19,738,825	20,377,935
Other improvements	4,371,720	4,354,785
Rental properties	27,315,024	28,595,747
Current and future development and redevelopment projects	6,788,464	8,618,727
Gross investments in real estate	34,103,488	37,214,474
Less: accumulated depreciation	(5,970,171)	(5,477,082)
Investments in real estate assets held for sale, less accumulated depreciation(1)	556,679	372,647
Investments in real estate	$28,689,996	$32,110,039
(1)Refer to “Assets held for sale” below.
Assets held for sale
As of December 31, 2025, we had 20 operating properties aggregating 1.6 million RSF and land parcels aggregating
1.9 million SF that were classified as held for sale.
The disposal of properties classified as held for sale does not represent a strategic shift that has, or will have, a major effect on our operations or financial results, as the dispositions relate to individual assets across multiple markets and do not represent the exit from any significant market. Accordingly, these assets do not meet the criteria for classification as a discontinued operation. We cease depreciation of our properties upon their classification as held for sale.
The following is a summary of net assets as of December 31, 2025 and 2024 for our real estate investments that were classified as held for sale as of each respective date (in thousands):

	December 31,
	2025	2024
Investments in real estate, less accumulated depreciation	$556,679	$372,647
Other assets	37,859	9,488
Total assets	594,538	382,135

Total liabilities	(12,235)	(13,462)
Total accumulated other comprehensive (loss) income	(566)	2,584
Net assets classified as held for sale	$581,737	$371,257
For additional information, refer to “Real estate sales” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements.
Acquired below-market leases
The balances of acquired below-market tenant leases existing as of December 31, 2025 and 2024 and related accumulated amortization, classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets as of
December 31, 2025 and 2024, were as follows (in thousands):

	December 31,
	2025	2024
Acquired below-market leases	$715,898	$652,757
Accumulated amortization	(582,865)	(472,350)
	$133,033	$180,407

3.INVESTMENTS IN REAL ESTATE (continued)
For the years ended December 31, 2025, 2024, and 2023, we recognized in rental revenues approximately $41.3 million,
$89.4 million, and $96.9 million, respectively, related to the amortization of acquired below-market leases existing as of the end of each respective year.
The weighted-average amortization period of the value of acquired below-market leases existing as of December 31, 2025 was approximately 7.9 years, and the estimated annual amortization of the value of acquired below-market leases as of December 31,
2025 is as follows (in thousands):

Year	Amount
2026	$24,126
2027	22,721
2028	10,962
2029	8,634
2030	8,164
Thereafter	58,426
Total	$133,033
Acquired in-place leases
The balances of acquired in-place leases and related accumulated amortization, classified in other assets in our consolidated balance sheets as of December 31, 2025 and 2024, were as follows (in thousands):

	December 31,
	2025	2024
Acquired in-place leases	$943,097	$1,032,744
Accumulated amortization	(739,089)	(727,600)
	$204,008	$305,144
Amortization for these intangible assets, classified in depreciation and amortization expense in our consolidated statements of operations, was approximately $83.0 million, $108.7 million, and $160.6 million for the years ended December 31, 2025, 2024, and
2023, respectively. The weighted-average amortization period of the value of acquired in-place leases was approximately 7.8 years, and the estimated annual amortization of the value of acquired in-place leases as of December 31, 2025 is as follows (in thousands):

Year	Amount
2026	$43,811
2027	33,492
2028	23,946
2029	19,060
2030	16,736
Thereafter	66,963
Total	$204,008

3.INVESTMENTS IN REAL ESTATE (continued)
Sales of real estate assets and impairment of real estate
Our completed dispositions of real estate assets during the year ended December 31, 2025 consisted of the following (dollars
in thousands):

				Square Footage				Gain on Sales of Real Estate
Property	Submarket/Market	Date of Sale	Interest Sold	Operating	Land and Future	Sales Price
550 Arsenal Street	Cambridge/Inner Suburbs/ Greater Boston	10/15/25	100%	249,275	281,592	$99,250		$—
285, 299, 307, and 345 Dorchester Avenue (consolidated JV)	Seaport Innovation District/ Greater Boston	12/30/25	60%	—	1,040,000	33,500	(1)	—
409 and 499 Illinois Street (consolidated JV)	Mission Bay/San Francisco Bay Area	12/17/25	25%	466,297	—	180,273	(2)	416,749	(2)
601, 611, 651, 681, 685, 701, and 751 Gateway Boulevard (consolidated JVs)	South San Francisco/San Francisco Bay Area	12/30/25	(3)	1,104,826	528,684	283,173	(3)	—
2425 Garcia Avenue and 2400/2450 Bayshore Parkway	Greater Stanford/San Francisco Bay Area	6/30/25	100%	95,901	—	11,000		—
ARE Nautilus	Torrey Pines/San Diego	12/10/25	100%	218,640	—	192,000		86,260
Costa Verde by Alexandria	University Town Center/San Diego	1/31/25	100%	8,730	537,000	124,000	(4)	—
4767 Nexus Center Drive	University Town Center/San Diego	12/31/25	100%	65,280	—	50,000	(5)	15,330
9363, 9373, and 9393 Towne Centre Drive	University Town Center/San Diego	12/18/25	100%	—	230,000	40,000		17,978
Pacific Technology Park	Sorrento Mesa/San Diego	9/9/25	50%	544,352	—	1,570	(6)	9,290
6260 Sequence Drive	Sorrento Mesa/San Diego	12/16/25	100%	130,536	—	70,000		—
5505 Morehouse Drive	Sorrento Mesa/San Diego	8/26/25	100%	79,945	—	45,000		—
5600 Avenida Encinas	Carlsbad/San Diego	12/17/25	100%	182,276	—	64,100		—
21540 30th Drive Southeast	Bothell/Seattle	12/22/25	100%	144,738	—	43,829		—
14 TW Alexander Drive	Research Triangle/Research Triangle	11/20/25	100%	173,820	—	155,000		78,489
3029 East Cornwallis Road	Research Triangle/Research Triangle	12/31/25	100%	—	600,000	29,500		—
601 Keystone Park Drive	Research Triangle/Research Triangle	10/3/25	100%	77,595	—	24,879		4,362
Alexandria Center for Life Science – Long Island City	New York City/New York City	12/19/25	100%	179,100	—	34,500		—
Land parcel	Texas	5/7/25	100%	—	1,350,000	73,287		—
Other	Various					258,917		13,987
						$1,813,778	(7)	$642,445

(1)Represents sales price of interest sold.
(2)Represents two life science buildings in which we held a 25% ownership interest. At the time of sale, the properties were 40% occupied, with a weighted-average remaining lease term of 8.3 years. These properties were sold by the joint venture to an existing tenant following its exercise of a purchase right included in its lease agreement. The gross sales price was $767.1 million ($721.1 million net of seller credits and sales costs), of which our share of the price (after seller credits) was
$180.3 million. Our share of gain on sales of real estate was $103.9 million.
(3)We held a 50% ownership interest at 601, 611, 651, 681, 685, and 701 Gateway Boulevard consolidated joint venture and a 51% interest at 751 Gateway Boulevard consolidated joint venture. At the time of sale, these properties had operating and redevelopment properties occupancy of 62%, with a weighted-average lease term of
5.1 years. Due to macroeconomic conditions in South San Francisco, including significant new supply, lower life science tenant demand, and ongoing challenges leasing both laboratory and office space, we reassessed the project’s financial outlook and the substantial capital required to lease vacant space and to complete the redevelopment of 651 Gateway Boulevard and future development opportunities. As a result, we sold the consolidated joint ventures for a gross price of $600.0 million
($560.4 million net of customary seller credits and sales costs), of which our share of the price (after seller credits) was $283.2 million.
(4)We provided $91.0 million of seller financing during the three months ended March 31, 2025. This note receivable is classified within “Other assets” in our consolidated balance sheet. Refer to Note 8 – “Other assets” to our consolidated financial statements for additional information.
(5)We provided $33.0 million of seller financing during the three months ended December 31, 2025. This note receivable is classified within “Other assets” in our consolidated balance sheet. Refer to Note 8 – “Other assets” to our consolidated financial statements for additional information.
(6)$94.4 million of the sales price represents non-cash consideration. Refer to “Pacific Technology Park and 199 East Blaine Street” in Note 4 – “Consolidated and
unconsolidated real estate joint ventures” to our consolidated financial statements for additional information regarding this sale.
(7)Represents our share of the aggregate sales price from our dispositions, less sales credits, which differs from the sum of amounts disclosed in our consolidated statement of cash flows under “Investing activities” (proceeds from sales of real estate), “Financing activities” (contributions from and sales of noncontrolling interests), and “Supplemental disclosure and non-cash investing and financing activities" (non-cash sales) primarily due to the timing of payments, closing costs, other sales-
related adjustments (including prorations of rents and expenses), and our consolidated joint venture partners’ share of the sales price, aggregating $685.4 million, reflected in our consolidated statement of cash flows.

3.INVESTMENTS IN REAL ESTATE (continued)
Impairment of real estate
During the year ended December 31, 2025, we recognized impairment charges aggregating $2.20 billion, classified in impairment of real estate in our consolidated statement of operations, primarily related to the following assets:
Greater Boston market
•Impairment charge of $236.0 million (including our share of $149.7 million) was recognized to reduce the carrying amount of multiple land parcels aggregating 1.0 million of future development SF owned by a consolidated real estate joint venture in our
Seaport Innovation District submarket of our Greater Boston market, to their estimated fair values less costs to sell. We held a
60% ownership interest in the land parcels. These industrial- and retail-zoned land parcels were originally acquired with the intent to develop laboratory space. The decision not to proceed with the project reflects a lack of tenant demand for laboratory space in the Seaport Innovation District submarket and aligns with our strategy to recycle capital into projects with greater value-creation potential. In December 2025, we completed the sale of our interest in this joint venture for $33.5 million, with no gain or loss recognized. As of December 31, 2025, we no longer have an ownership interest in this consolidated real estate joint venture.
•Impairment charge of $43.4 million was recognized to reduce the carrying amount of a retail shopping center aggregating
249,275 RSF with a future development opportunity aggregating 281,592 SF in our Cambridge/Inner Suburbs submarket of our Greater Boston market to its estimated fair value less costs to sell. This property met the held for sale criteria in September
2025 upon our commitment to dispose of this asset and allocate sales proceeds toward other projects with higher value-
creation opportunities and obtaining all required approvals to sell. In October 2025, we completed the sale of this property for
$99.3 million, with no gain or loss recognized.
•Impairment charge of $262.1 million was recognized to reduce the carrying amount of one development project and one redevelopment project, aggregating 279,456 RSF in our Cambridge submarket of our Greater Boston market, to their estimated fair values of approximately $116.4 million less costs to sell. These assets were originally acquired with the intent to expand our Megacampus ecosystem. Following an updated assessment of the projects’ financial outlook, including the capital required to complete the development and redevelopment and lease the properties, we decided to sell these assets and reinvest the sales proceeds in other projects with greater value-creation opportunities. We expect to complete the sale within the next 12 months.
San Diego market
•Impairment charge of $42.4 million was recognized to reduce the carrying amount of an office property aggregating 182,276
RSF in Carlsbad, San Diego to its estimated fair value less costs to sell. This property met the criteria for classification as held for sale in April 2025 upon our commitment to sell, at which time we recognized an impairment of $35.4 million based on negotiations with a potential buyer at that time. Subsequently, we recognized an additional impairment charge of $7.0 million to adjust the asset’s carrying amount to the currently negotiated reduced sales price less costs to sell. In December 2025, we completed the sale of this property for $64.1 million, with no gain or loss recognized.
•Impairment charge of $27.8 million was recognized to reduce the carrying amounts of land parcels aggregating 154,308 SF on a non-Megacampus property in our Sorrento Mesa submarket of our San Diego market to their estimated fair values, less costs to sell, upon meeting the criteria for classification as held for sale in September 2025. These assets met the criteria for classification as held for sale upon our reevaluation of their alignment with our Megacampus strategy and our decision to reallocate capital toward our other projects with greater value-creation opportunities. In November 2025, we completed the sale of these assets for $14.6 million, with no gain or loss recognized.
•Impairment charge of $17.3 million was recognized to reduce the carrying amounts of two operating properties aggregating
210,481 RSF in our Sorrento Mesa submarket of our San Diego market to their estimated fair values less costs to sell. These properties met the criteria for classification as held for sale in June 2025, based on negotiations with then‑prospective buyers and our decision to dispose of these properties. In 2025, we completed the sales of these properties for a sales price aggregating $115.0 million, with no gain or loss recognized.
•Impairment charge of $31.7 million was recognized to primarily reduce the carrying amounts of seven operating properties aggregating 330,192 RSF located in non-strategic locations that are not integral to our Megacampus strategy in our University
Town Center and Sorrento Mesa submarkets of our San Diego market, to their estimated fair values less costs to sell of approximately $117.8 million upon meeting the criteria for classification as held for sale. We expect to complete the sale within the next 12 months.

3.INVESTMENTS IN REAL ESTATE (continued)
San Francisco Bay market
•We held a 50% ownership interest at 601, 611, 651, 681, 685, and 701 Gateway Boulevard consolidated joint venture and a
51% interest at 751 Gateway Boulevard joint venture, which owned seven properties aggregating 1.6 million RSF, located in our South San Francisco submarket of our San Francisco Bay market.
In December 2025, we recognized impairment charges aggregating $385.0 million (including our share of $206.0 million) to reduce the carrying amounts of these assets to their aggregate sales price of $560.4 million ($600.0 million agreed upon price less sales credits) less costs to sell. The decision to sell these Megacampus assets followed a reevaluation of the project’s financial outlook and the capital required to lease vacant space and redevelop certain properties, leading to our strategic decision to reinvest the sales proceeds toward other projects with greater value-creation opportunities.
On December 30, 2025, we completed the sales of our interests in these joint ventures for $283.2 million (representing our share) with no gain or loss recognized. As of December 31, 2025, we no longer have ownership interests in these consolidated real estate joint ventures.
•Impairment charge of $478.1 million was recognized to reduce the carrying amount of one operating property aggregating
228,000 RSF and two future development projects aggregating 1.3 million SF, in our SoMa and Greater Stanford submarkets in our San Francisco Bay Area market, to their estimated fair values of approximately $205.8 million less costs to sell. These assets, acquired in 2017 and 2019 with the intent to develop for life science use, are no longer aligned with our strategy due to the macroeconomic outlook and our focus on recycling capital into projects with greater value-creation potential. In 2020, we received a lease termination payment of $89.5 million for one of these properties prior to the commencement of development.
We have begun marketing these properties to residential developers, and we expect to complete the sales within the next 12 months.
Research Triangle market
•Impairment charge of $82.5 million was recognized to reduce the carrying amount of land parcels aggregating 600,000 SF located in our Research Triangle market to their estimated fair values less costs to sell. The decision to sell these land parcels reflects lower-than-anticipated biomanufacturing demand at this location, leading to our strategic decision to reinvest the sales proceeds toward other projects with greater value-creation opportunities. In December 2025, we completed the sale of this asset for $29.5 million, with no gain or loss recognized.
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
New York City market
•Impairment charge of $206.2 million was recognized to reduce the carrying amount of a non-Megacampus property aggregating 179,100 RSF in Long Island City, a non-core location within our New York City market, to its estimated fair value less costs to sell. This property met the held for sale criteria in September 2025, when we committed to dispose of it following our reevaluation of its alignment with our Megacampus strategy and decided to allocate sales proceeds toward other projects with higher value-creation opportunities. As of September 30, 2025, the property was 52% occupied. In December 2025, we completed the sale of this property for $34.5 million, with no gain or loss recognized.
Seattle market
•Impairment charge of $28.2 million was recognized to reduce the carrying amounts of three operating properties aggregating
250,132 RSF in our Bothell submarket of Seattle market to their estimated fair values less costs to sell upon meeting the criteria for classification as held for sale. These assets were classified as held for sale upon our evaluation of their alignment with our Megacampus strategy and our decision to reallocate substantial near-term capital that the repositioning of these assets would have otherwise required toward our other projects with greater value-creation opportunities. In December 2025, we completed the sales of these properties for the sale price of $60.1 million, with no gain or loss recognized.

3.INVESTMENTS IN REAL ESTATE (continued)
Canada market
•Impairment charge of $107.1 million was recognized to reduce the carrying amounts of 10 non-Megacampus properties aggregating 787,698 RSF, located in our Canada market, to their estimated fair values aggregating approximately $140.5 million less costs to sell. This decision reflects our assessment that the next phase of value creation for these assets would require significant capital investment to generate leasing activity, our strategic decision to reinvest the sales proceeds toward other projects with greater value-creation opportunities, and our decision to exit the Montreal submarket. The disposition of these properties will represent our complete exit from the Montreal submarket, leaving us with one remaining asset in Canada.
This disposition does not represent a strategic shift that has, or will have, a major effect on our operations or financial results and therefore does not meet the criteria for classification as a discontinued operation. We expect to complete the sale within the next 12 months.
Non-cluster
•Impairment charge of $71.9 million was recognized in connection with four operating properties aggregating 182,626 RSF in our non-cluster market, reducing their carrying amounts to estimated fair values less costs to sell. These properties were originally acquired based on their proximity to Amgen, Inc., a large public biotechnology company, and with the intent of accommodating a pipeline of early-stage tenants. However, demand from these tenants has substantially declined since our acquisition. As a result, we decided to sell these assets and to reinvest the sales proceeds and other capital necessary to lease the properties toward other projects with greater value-creation opportunities. In December 2025, we completed the sale of these properties for $37.5 million, with no gain or loss recognized.
•Impairment charge of $47.3 million was recognized to reduce the carrying amount of land parcels aggregating 374,349 SF in a non-cluster/other market to its estimated fair value less costs to sell upon meeting the criteria for classification as held for sale.
The held for sale criteria were met in June 2025 based on negotiations with a then‑prospective buyer and our decision to dispose of this asset. In September 2025, we completed the sale of this asset for a sales price of $30.3 million, with no gain or loss recognized.
Various
•Impairment charge of $45.1 million was recognized primarily related to a ground lease entered into in 2021 for a future development opportunity in the San Francisco Bay Area market. Refer to “Lessee operating costs” in Note 5 – “Leases” to our consolidated financial statements for additional information.
•Additional impairment charges aggregating $59.0 million were recognized in connection with real estate assets across various markets, to reduce carrying amounts of these assets to their estimated fair values aggregating approximately $129.4 million less costs to sell. All of these properties were located outside of a Megacampus ecosystem, and their disposition aligns with our strategy to recycle capital into projects with greater value-creation potential. In 2025, we completed the sales of these properties for an aggregate sales price of $170.4 million and recognized a gain on sale of real estate of $30.6 million.
Other
In 2006, ARE-East River Science Park, LLC, a subsidiary of Alexandria Real Estate Equities, Inc., was granted an option to incorporate a land parcel adjacent to and north of the Alexandria Center® for Life Science – New York City (“ACLS-NYC”) campus
(“Option Parcel”) into the existing ground lease of that campus. The Option Parcel will allow ARE-East River Science Park, LLC to develop a future world-class life science building within the ACLS-NYC campus. ARE-East River Science Park, LLC’s investment in pre-
construction costs related to the development of the Option Parcel, including costs related to design, engineering, environmental, survey/title, and permitting and legal costs, aggregated $178.1 million as of December 31, 2025.
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
This matter exposes us to potential losses ranging from zero to the full amount of our investment in the project aggregating
$178.1 million as of December 31, 2025, depending on any collection of damages and/or the ability to develop the project. We performed a probability-weighted recoverability analysis based on estimates of various possible outcomes and determined no impairment was present as of December 31, 2025.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES
From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of December 31, 2025, our real estate joint ventures held the following properties:

Property(1)	Market	Submarket	Our Ownership Interest
Consolidated real estate joint ventures(2):
50 and 60 Binney Street	Greater Boston	Cambridge/Inner Suburbs	34.0%
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
100 and 225 Binney Street and 300 Third Street	Greater Boston	Cambridge/Inner Suburbs	30.0%
15 Necco Street	Greater Boston	Seaport Innovation District	56.7%
Alexandria Center® for Science and Technology – Mission Bay(3)	San Francisco Bay Area	Mission Bay	25.0%
211 and 213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae	San Francisco Bay Area	South San Francisco	48.6%
3215 Merryfield Row	San Diego	Torrey Pines	30.0%
Campus Point by Alexandria(4)	San Diego	University Town Center	56.4%	(5)
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	30.0%
SD Tech by Alexandria(6)	San Diego	Sorrento Mesa	50.0%
Summers Ridge Science Park(7)	San Diego	Sorrento Mesa	30.0%
1201 and 1208 Eastlake Avenue East	Seattle	Lake Union	30.0%
400 Dexter Avenue North	Seattle	Lake Union	30.0%
800 Mercer Street	Seattle	Lake Union	60.0%

Unconsolidated real estate joint ventures(8):
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
101 West Dickman Street	Maryland	Beltsville	58.4%	(9)
(1)Refer to the table on the next page that shows the categorization of our real estate joint ventures under the consolidation framework.
(2)In addition to the real estate joint ventures listed, we have one consolidated real estate joint venture in the Greater Boston market in which a partner holds a $49.6 million redeemable noncontrolling interest earning a fixed return as of December 31, 2025.
(3)Includes 1450, 1500, and 1700 Owens Street and 455 Mission Bay Boulevard South.
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
(6)Includes 9605, 9645, 9675, 9725, 9735, 9805, 9808, 9855, and 9868 Scranton Road and 10055, 10065, and 10075 Barnes Canyon Road.
(7)Includes 9965, 9975, 9985, and 9995 Summers Ridge Road.
(8)In addition to the real estate joint ventures listed, we hold an interest in two insignificant unconsolidated real estate joint ventures.
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
income and losses.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
The table below shows the categorization of our real estate joint ventures under the consolidation framework:

Property(1)	Consolidation Model	Voting Interest	Consolidation Analysis	Conclusion

50 and 60 Binney Street	VIE model	Not applicable under VIE model		Consolidated
75/125 Binney Street			We have:
100 and 225 Binney Street and 300 Third Street
15 Necco Street			(i) The power to direct the activities of the joint venture that most significantly affect its economic performance; and
Alexandria Center® for Science and Technology – Mission Bay
211 and 213 East Grand Avenue
500 Forbes Boulevard
Alexandria Center® for Life Science – Millbrae			(ii) Benefits that can be significant to the joint venture.
3215 Merryfield Row
Campus Point by Alexandria
5200 Illumina Way			Therefore, we are the primary beneficiary of each VIE.
9625 Towne Centre Drive
SD Tech by Alexandria
Summers Ridge Science Park
1201 and 1208 Eastlake Avenue East
400 Dexter Avenue North
800 Mercer Street
101 West Dickman Street			We do not control the joint venture and are therefore not the primary beneficiary.	Equity method of accounting
1655 and 1725 Third Street	Voting model	Does not exceed 50%	Our voting interest is 50% or less.

(1)In addition to the real estate joint ventures listed, we have one real estate joint venture that we control and consolidate under the VIE model. We also hold an interest in two insignificant unconsolidated real estate joint ventures.
Consolidated real estate joint ventures
99 Coolidge Avenue
In July 2025, we amended the agreement for our consolidated real estate joint venture at 99 Coolidge Avenue in our
Cambridge/Inner Suburbs submarket, pursuant to which the carrying amount of our partner’s noncontrolling interest was adjusted from
$42.0 million to $48.7 million. We continued to control and consolidate the joint venture. Accordingly, we accounted for the $6.7 million adjustment as an equity transaction and recognized it in additional paid-in capital.
Pursuant to the amended agreement, our partner’s noncontrolling interest was converted into a $48.7 million redeemable noncontrolling interest that accrues a fixed 4.05% annual preferred return (“distributions”) and no longer participates in the joint venture’s earnings or distributions in excess of preferred return.
As of December 31, 2025, the contractual preferred interest amount of $48.7 million and accrued distribution of
$844 thousand were classified as redeemable noncontrolling interests within temporary equity in our consolidated balance sheet and consolidated statement of stockholders’ equity. The amended agreement provides our partner with the option to require us to purchase its preferred interest for $48.7 million, plus any unpaid distributions. This option was exercised in January 2026, and we expect to complete the redemption in the first quarter of 2026.

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
In September 2025, we completed the following transaction with our partner through its affiliates:
(i)We sold our 50% controlling interest in the consolidated joint venture that owned Pacific Technology Park for a sales price of $96.0 million. In connection with this disposition, we derecognized our partner’s noncontrolling interest of $82.4 million and recognized a gain on sale of real estate of $9.3 million in our consolidated statement of operations for the year ended
December 31, 2025; and
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
As a result of this transaction, we received proceeds of $1.6 million. As of December 31, 2025, we own 100% of 199 East
Blaine Street and no longer have an ownership interest in Pacific Technology Park.
409 and 499 Illinois Street
In December 2025, our consolidated joint venture that owned properties at 409 and 499 Illinois Street in our Mission Bay submarket of San Francisco Bay market, sold these properties, aggregating 466,297 RSF, to the existing tenant following its exercise of a purchase right included in its lease agreement. We had a 25.0% ownership interest in this joint venture. The properties were sold for a sales price of $721.1 million, of which our share is $180.3 million. We recognized a gain on sale of real estate of $416.7 million
(including our $103.9 million share) in our consolidated statement of operations for the year end December 31, 2025. As of December
31, 2025, we no longer have an ownership interest in this joint venture.
601, 611, 651, 681, 685, 701, 705, and 751 Gateway Boulevard
We held a 50% ownership interest in 601, 611, 651, 681, 685, and 701 Gateway Boulevard consolidated joint venture and a
51% interest in 751 Gateway Boulevard consolidated joint venture, aggregating 1.6 million RSF, located in our South San Francisco submarket of San Francisco Bay market.
On December 30, 2025, we completed the sales of our interests in these joint ventures for $283.2 million (representing our share) with no gain or loss recognized. As of December 31, 2025, we no longer have ownership interests in these consolidated real estate joint ventures. Refer to Note 3 – “Sales of real estate assets and impairment of real estate” for information about real estate impairments recognized in connection with this disposition.
285, 299, 307, and 345 Dorchester Avenue
Prior to December 2025, we held a 60.0% ownership interest in a consolidated joint venture that owned land parcels at 285,
299, 307, and 345 Dorchester Avenue, aggregating 1.0 million SF, located in our Seaport Innovation District submarket of Greater
Boston market.
In December 2025, we sold our 60.0% ownership interest in the consolidated joint venture to our partner for a sales price of
$33.5 million. As of December 31, 2025, we no longer have an ownership interest in this real estate joint venture. Refer to Note 3 –
“Sales of real estate assets and impairment of real estate” for information about real estate impairments recognized in connection with this disposition.

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
The table below aggregates the balance sheet information of our consolidated VIEs as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025		2024
Investments in real estate	$6,129,668	(1)	$8,917,718
Cash and cash equivalents	258,755		335,223
Other assets	712,154		777,033
Total assets	$7,100,577		$10,029,974

Secured note payable	$—		$149,321
Other liabilities	324,513		626,460
Total liabilities	324,513		775,781
Redeemable noncontrolling interests	49,554		10,360
Alexandria Real Estate Equities, Inc.’s share of equity	3,098,932		4,754,386
Noncontrolling interests’ share of equity	3,627,578		4,489,447
Total liabilities and equity	$7,100,577		$10,029,974

(1)The decrease in this balance as of December 31, 2025 compared to December 31, 2024, is primarily due to the sale of our interests and the acquisition of noncontrolling interests in various consolidated joint ventures during 2025, as discussed in the “Consolidated real estate joint ventures” section above within this Note 4 – Consolidated and unconsolidated real estate joint ventures.
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
Noncontrolling interests in consolidated real estate joint ventures
Noncontrolling interests represent the third-party interests in consolidated real estate joint ventures in which we have a controlling interest. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the years ended December 31, 2025 and 2024, we distributed
$951.8 million and $256.7 million, respectively, to our consolidated real estate joint venture partners.
Unconsolidated real estate joint ventures
Our investments in unconsolidated real estate joint ventures, accounted for under the equity method and classified in investments in unconsolidated real estate joint ventures in our consolidated balance sheets, consisted of the following as of
December 31, 2025 and 2024 (in thousands):

	December 31,
Property	2025	2024
1655 and 1725 Third Street	$19,484	$10,574
101 West Dickman Street	9,669	9,749
Other(1)	1,524	19,550
	$30,677	$39,873
(1)The decrease is primarily due to an impairment charge of $11.7 million recognized in December 2025 to write off the carrying amount of our investment in our unconsolidated real estate joint venture at 1450 Research Boulevard, which owns a property aggregating 42,012 RSF located in our Maryland market, upon our determination that the impairment was other than temporary.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
Our maximum exposure to our unconsolidated VIEs is limited to our investment in each VIE, except for our 101 West Dickman
Street unconsolidated real estate joint venture in which we guarantee up to $6.7 million of the outstanding balance related to the VIE’s secured construction loan.
Below are key terms of unconsolidated real estate joint ventures’ secured loans as of December 31, 2025 (dollars in thousands):

					At 100%		Our Share
Unconsolidated Joint Venture	Maturity Date	Stated Rate		Interest Rate(1)	Aggregate Commitment	Debt Balance(2)
101 West Dickman Street	10/29/26	SOFR+1.95%	(3)	5.74%	$26,750	$19,136	58.4%
1655 and 1725 Third Street(4)	2/10/35	6.37%		6.44%	500,000	496,881	10.0%
					$526,750	$516,017
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of December 31, 2025.
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
Leases in which we are the lessor
As of December 31, 2025, we had 340 properties aggregating 35.9 million operating RSF in key cluster locations, including
Greater Boston, the San Francisco Bay Area, San Diego, Seattle, Maryland, Research Triangle, and New York City. We primarily focus on developing Class A/A+ properties in AAA life science innovation clusters that offer the scale and strategic design integral to our
Megacampus strategy. Strategically located near top academic and medical research institutions, our Megacampus ecosystems feature curated amenities and services, and convenient access to transit, creating environments that help our tenants attract and retain top talent.
As of December 31, 2025, all leases in which we are the lessor were classified as operating leases, with the exception of one direct financing and one sales-type lease. Our leases are described below.
Operating leases
As of December 31, 2025, our 340 properties were subject to operating lease agreements. Five of these properties are subject to operating lease agreements that each contain a purchase option as described below:
(i)Two of these properties, representing two land parcels in the San Francisco Bay Area market, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 66.9 years.
(ii)Two operating properties in the Seattle market, held by a consolidated real estate joint venture, are subject to purchase options held by our partner in this joint venture, which is also a tenant at these properties. One purchase option allows our partner to purchase our 30% interest in one property for $40.0 million in 2031. Contingent upon the exercise of this option, the second purchase option allows our partner to purchase our 30% interest in one property for $69.1 million in 2034. Our partner’s remaining lease terms for these operating leases are 7.2 years and 18.7 years, respectively.
(iii)One property subject to an operating lease agreement contains a purchase option with an exercise date of March 2034.
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
Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of December 31, 2025 are outlined in the table below (in thousands):

Year	Amount
2026	$1,612,549
2027	1,500,507
2028	1,364,651
2029	1,267,782
2030	1,198,685
Thereafter	7,125,656
Total	$14,069,830
Refer to Note 3 – “Investments in real estate” to our consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

5.LEASES (continued)
Direct financing and sales-type leases
As of December 31, 2025, we have one direct financing lease agreement, with a n et investment balance of $42.6 million, for a parking structure with a remaining lease term of 66.9 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.
As of December 31, 2025, we also have one sales-type lease for a property in the Seattle market. As of December 31, 2025, the net investment in this lease is $16.4 million. Upon recognition of the sales-type lease during the three months ended
March 31, 2025, we recognized a gain on sale of real estate aggregating $12.7 million classified in gain on sales of real estate in our consolidated statement of operations for the year ended December 31, 2025. At the end of the lease term in March 2026, the property under this lease transfers to the tenant for a sales price of approximately $18.0 million.
As of December 31, 2025, our estimated provision for expected credit loss related to our direct financing lease and sales-type lease aggregated $1.8 million, which was predominantly related to our direct financing lease. We estimate the provision for expected credit loss related to our direct financing lease using a probability of default methodology, which incorporates the borrower’s investment-
grade credit rating from S&P Global Ratings, to evaluate the probability of default. Additionally, we incorporate the projected value of the real estate securing the investments to estimate potential recoveries in the event of default, among other inputs. The estimate of the expected credit loss related to our sales-type lease was determined using historical industry losses and transaction-specific information, including the estimated fair value of the underlying real estate asset securing this transaction, the short-term nature of this lease, and other available information. For further details, refer to “Provision for expected credit losses” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements.
The components of our aggregate net investment in our direct financing and sales-type leases as of December 31, 2025 and
2024 are summarized in the table below (in thousands):

	December 31,
	2025	2024
Gross investment in direct financing and sales-type leases	$265,839	$251,405
Less: unearned income on direct financing lease	(205,037)	(207,734)
Less: provision for expected credit losses	(1,817)	(2,168)
Net investment in leases	$58,985	$41,503
Future lease payments to be received under the terms of our direct financing and sales-type leases as of December 31, 2025 are outlined in the table below (in thousands):

Year	Total
2026	$18,446
2027	2,097
2028	2,160
2029	2,224
2030	2,291
Thereafter	238,621
Total	$265,839
Income from rentals
Our income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$2,889,721	$3,005,137	$2,802,567
Direct financing and sales-type leases	4,496	2,653	2,608
Revenues subject to the lease accounting standard	2,894,217	3,007,790	2,805,175
Revenues subject to the revenue recognition accounting standard	50,958	41,916	37,281
Income from rentals	$2,945,175	$3,049,706	$2,842,456

5.LEASES (continued)
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
Deferred leasing costs
The following table summarizes our deferred leasing costs as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Deferred leasing costs	$1,054,765	$1,061,924
Accumulated amortization	(596,454)	(575,965)
Deferred leasing costs, net	$458,311	$485,959
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
As of December 31, 2025, the present value of the remaining contractual payments aggregating $773.4 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $360.5 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $697.9 million. As of December 31, 2025, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 61 years, including extension options that we are reasonably certain to exercise, and the weighted-average discount rate was 4.7%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.
Ground lease obligations as of December 31, 2025, included leases for 31 of our properties, which accounted for approximately 9% of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $5.1 million as of December 31, 2025, our ground lease obligations have remaining lease terms ranging from approximately 29 to 97 years, including extension options that we are reasonably certain to exercise.

5.LEASES (continued)
The reconciliation of future lease payments under noncancelable operating leases in which we are the lessee to the operating lease liability reflected in our consolidated balance sheet as of December 31, 2025 is in the table below (in thousands):

Year	Total
2026	$22,768
2027	21,849
2028	21,517
2029	21,024
2030	20,744
Thereafter	665,496
Total future payments under our operating leases in which we are the lessee	773,398
Effect of discounting	(412,855)
Operating lease liability	$360,543
Lessee operating costs
Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. For the years ended December 31, 2025, 2024, and 2023, amounts paid and classified as operating activities in our consolidated statements of cash flows for leases in which we are the lessee aggregated $171.9 million, $167.8 million, and $32.2 million, respectively. The increases in both 2024 and 2025 primarily relate to two separate payments of $135.0 million made in connection with amendments to our ground lease agreement at the
Alexandria Technology Square® Megacampus in our Cambridge submarket. One payment was made in December 2024 and the other in January 2025 as prepayments for a 24-year lease extension.
Our operating lease obligations related to our office leases have remaining terms of up to 11 years, exclusive of extension options. For the years ended December 31, 2025, 2024, and 2023, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Gross operating lease costs	$45,965	$40,740	$39,879
Capitalized lease costs	(2,949)	(1,780)	(5,544)
Expenses for operating leases in which we are the lessee	$43,016	$38,960	$34,335

During the year ended December 31, 2025, we recognized lease impairment charges aggregating $45.1 million, primarily related to a ground lease entered into in 2021 for a future development opportunity in the San Francisco Bay Area market. Based on our financial outlook for this project, we made the determination to no longer proceed with this project and recognized an impairment charge to write off our remaining right-of-use asset balance. As of December 31, 2025 and 2024, we had no operating lease liability associated with this ground lease, as the related lease obligation had been fully prepaid.
6.CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash, cash equivalents, and restricted cash consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Cash and cash equivalents	$549,062	$552,146
Restricted cash:
Funds held in escrow for real estate acquisitions	—	2,954
Other	4,693	4,747
	4,693	7,701
Total	$553,755	$559,847

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
As of December 31, 2025, we had ten investments in limited partnerships maintaining specific ownership accounts for each investor, which were accounted for under the equity method. These investments aggregated $357.4 million. Our ownership interest in each of these ten investments was greater than 5%.
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
Funding commitments to investments in privately held entities that report NAV
We are committed to funding approximately $343.3 million for our investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 12 years, with a weighted-average expiration of 8.1 years as of December
31, 2025. These investments are not redeemable by us, but we may receive distributions from these investments throughout their terms. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.5 years as of December 31,
2025.

7.INVESTMENTS (continued)
The following tables summarize our investments as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$54,752	$44,319	$(4,143)	$94,928
Entities that report NAV	460,160	89,514	(37,298)	512,376
Entities that do not report NAV:
Entities with observable price changes	82,252	50,601	(9,615)	123,238
Entities without observable price changes	413,324	—	—	413,324
Investments accounted for under the equity method	N/A	N/A	N/A	357,383
Total investments	$1,010,488	$184,434	$(51,056)	$1,501,249

	December 31, 2024
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$188,653	$24,262	$(107,248)	$105,667
Entities that report NAV	518,074	126,077	(34,285)	609,866
Entities that do not report NAV:
Entities with observable price changes	99,932	77,761	(2,956)	174,737
Entities without observable price changes	400,487	—	—	400,487
Investments accounted for under the equity method	N/A	N/A	N/A	186,228
Total investments	$1,207,146	$228,100	$(144,489)	$1,476,985

Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of December 31, 2025 aggregated to a loss of $131.6 million, which consisted of upward adjustments aggregating $50.6 million, downward adjustments aggregating $9.6 million, and impairments aggregating $172.6 million.
Our investment income (loss) for the years ended December 31, 2025, 2024, and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2025		2024	2023
Realized (losses) gains	$(83,323)	(1)	$59,124	$6,078
Unrealized gains (losses)	26,980	(2)	(112,246)	(201,475)
Investment loss	$(56,343)		$(53,122)	$(195,397)

(1)Consists of realized gains of $115.7 million, offset by impairment charges of $95.7 million and a significant realized loss of $103.3 million, resulting from a reclassification of unrealized losses that were recognized within investment income in our consolidated statement of operations prior to 2025. During the year ended December 31, 2025, these unrealized losses were reclassified into realized losses in connection with the contribution of certain publicly traded securities to an unconsolidated joint venture.
(2)Includes unrealized losses of $76.3 million offset by a reclassification of unrealized losses of $103.3 million into realized losses, described in footnote 1.
Additional information about our non-real estate investments still held as of the end of each year is presented below (in thousands):

	Year Ended December 31,
	2025	2024	2023
Investments in privately held entities that do not report NAV still held as of the end of each year:
Upward adjustments	$18,905	$22,763	$16,812
Downward adjustments and impairments	(117,574)	(60,485)	(94,559)
	$(98,669)	$(37,722)	$(77,747)
Unrealized gains (losses) on non-real estate investments still held as of the end of each year (excluding equity method investments)	$55,545	$(32,700)	$(58,820)
Our investment loss of $56.3 million for the year ended December 31, 2025 also included $12.0 million of equity in losses of our equity method investments.
Refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements for additional information.

8. OTHER ASSETS
The following table summarizes the components of other assets as of December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Acquired in-place leases	$204,008	$305,144
Deferred compensation plan	53,529	47,727
Deferred financing costs – unsecured senior line of credit	39,406	49,056
Deposits	28,618	21,768
Furniture, fixtures, equipment, and software	70,311	39,558
Net investment in leases	58,985	41,503
Notes receivable	258,033	120,546
Operating lease right-of-use assets	697,865	764,472
Other assets	87,036	96,690
Prepaid expenses	33,718	33,567
Property, plant, and equipment	130,263	141,275
Total	$1,661,772	$1,661,306
Notes receivable
Our notes receivable as of December 31, 2025 consisted of the following (dollars in thousands):

	As of December 31, 2025
	Weighted-Average
Notes Receivable	Effective Interest Rate	Maturity Date	Balance	December 31, 2024
Secured by real estate assets in San Diego	9.9%	1/10/29	$240,476	$103,427
Secured by real estate assets in Greater Boston	6.6%	12/16/29	18,089	17,356
Less: provision for expected credit losses			(532)	(237)
Notes receivable			$258,033	$120,546
Our notes receivable represent held-to-maturity debt securities carried at amortized cost and are generally secured by real estate. Under the current expected credit losses accounting standard, we are required to estimate and, if necessary, recognize a provision for expected credit losses related to these notes. We do not have a history of losses on such securities; therefore, we utilize available information on historical losses for the commercial real estate industry. We determine expected credit losses for our notes receivable using historical industry losses and considering loan-specific information, including credit ratings of the borrowers, estimated fair values of underlying real estate assets, loan-to-value ratios, the presence of guarantors, and/or other available information. During the year ended December 31, 2025, we recorded a $295 thousand adjustment to the provision for expected credit losses related to our notes receivable. The provision is evaluated on an ongoing basis, with any necessary adjustments recognized in the corresponding period.

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
Assets and liabilities measured at fair value on a recurring basis
The following table sets forth the assets and liabilities that we measure at fair value on a recurring basis by level in the fair value hierarchy as of December 31, 2025 and 2024 (in thousands). There were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the year ended December 31, 2025.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments in publicly traded companies:
As of December 31, 2025	$94,928	$94,928	$—	$—
As of December 31, 2024	$105,667	$105,667	$—	$—
Liabilities:
Cross-currency swap agreements:
As of December 31, 2025	$928	$—	$928	$—
As of December 31, 2024	$—	$—	$—	$—
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
Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of December 31, 2025 and 2024, the carrying values of investments in privately held entities that report NAV aggregated $512.4 million and $609.9 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standard. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV prepared by the general partner and reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments on our part.
Our cross-currency swap agreements are recognized at fair value. Refer to Note 2 – “Summary of significant accounting policies” and Note 11 – “Hedge agreements” to our consolidated financial statements for additional information.

9.FAIR VALUE MEASUREMENTS (continued)
Assets and liabilities measured at fair value on a nonrecurring basis
The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of December 31, 2025 and 2024 (in thousands).

			Fair Value Measurement Using
Description	Carrying Amount		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Real estate assets held for sale with carrying values adjusted to fair value less costs to sell:
As of December 31, 2025	$581,737	(1)	$—	$—		$581,737	(2)
As of December 31, 2024	$322,662	(1)	$—	$—		$322,662	(2)
Investments in privately held entities that do not report NAV:
As of December 31, 2025	$139,251		$—	$123,238	(3)	$16,013	(4)
As of December 31, 2024	$184,236		$—	$174,737	(3)	$9,499	(4)
(1)These amounts are included in the total balances of our net assets classified as held for sale aggregating $581.7 million and $371.3 million as of December 31, 2025 and 2024, respectively, disclosed in Note 3 – “Investments in real estate” and represent assets held for sale as of December 31, 2025 and 2024, respectively, for which impairments were recognized.
(2)These amounts represent the aggregate carrying amounts of assets held for sale after adjustments to their respective fair values less costs to sell based on executed purchase and sale agreements, letters of intent, valuations provided by third-party real estate brokers, or market comparables from recent transactions.
(3)These amounts represent the total carrying amounts of our equity investments in privately held entities with observable price changes, which are included in the investments balances of $1.50 billion and $1.48 billion in our consolidated balance sheets as of December 31, 2025 and 2024, respectively, disclosed in Note 7 –
“Investments” to our consolidated financial statements.
(4)These amounts are included in the investments in privately held entities without observable price changes balances aggregating $413.3 million and $400.5 million as of
December 31, 2025 and 2024, respectively, disclosed in Note 7 – “Investments” to our consolidated financial statements, and represent the carrying amounts of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described in “Investments” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements.
Real estate assets classified as held for sale measured at fair value less costs to sell
Our real estate assets classified as held for sale and measured at fair value less costs to sell are presented in the table above.
These properties represent a subset of our total real estate assets classified as held for sale as of December 31, 2025 and 2024, respectively. The fair values for these real estate assets were estimated based on executed purchase and sale agreements, letters of intent, valuations provided by third-party real estate brokers, or market comparables from recent transactions. Refer to “Investments in real estate” in Note 2 – “Summary of significant accounting policies,” and “Assets held for sale” in Note 3 – “Investments in real estate”
to our consolidated financial statements for additional information.
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
As of December 31, 2025 and 2024, the book and estimated fair values of our secured note payable and unsecured senior notes payable and the amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	December 31, 2025
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$—	$—	$—	$—	$—
Unsecured senior notes payable	$12,047,394	$—	$10,675,433	$—	$10,675,433
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$353,161	$—	$353,189	$—	$353,189

	December 31, 2024
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Secured notes payable	$149,909	$—	$149,413	$—	$149,413
Unsecured senior notes payable	$12,094,465	$—	$10,472,993	$—	$10,472,993
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$—	$—	$—	$—	$—
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, deposits, notes receivable, accounts payable, accrued expenses, and other short-term liabilities approximate their fair value.

10.SECURED AND UNSECURED SENIOR DEBT
The following table summarizes our outstanding indebtedness and respective principal payments remaining as of December 31, 2025 (dollars in thousands):

	Stated Rate	Interest Rate(1)		Maturity Date(2)		Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount) Premium
Debt						2026	2027	2028	2029	2030	Thereafter	Principal		Total
Unsecured senior line of credit and commercial paper program(3)	(3)	4.33%	(3)	1/22/30	(3)	$—	$—	$—	$—	$353,500	$—	$353,500	$(339)	$353,161
Unsecured senior notes payable	4.30%	4.50		1/15/26	(4)	300,000	—	—	—	—	—	300,000	(36)	299,964
Unsecured senior notes payable	3.80%	3.96		4/15/26		350,000	—	—	—	—	—	350,000	(162)	349,838
Unsecured senior notes payable	3.95%	4.13		1/15/27		—	350,000	—	—	—	—	350,000	(555)	349,445
Unsecured senior notes payable	3.95%	4.07		1/15/28		—	—	425,000	—	—	—	425,000	(888)	424,112
Unsecured senior notes payable	4.50%	4.60		7/30/29		—	—	—	300,000	—	—	300,000	(805)	299,195
Unsecured senior notes payable	2.75%	2.87		12/15/29		—	—	—	400,000	—	—	400,000	(1,655)	398,345
Unsecured senior notes payable	4.70%	4.81		7/1/30		—	—	—	—	450,000	—	450,000	(1,686)	448,314
Unsecured senior notes payable	4.90%	5.05		12/15/30		—	—	—	—	700,000	—	700,000	(3,947)	696,053
Unsecured senior notes payable	3.375%	3.48		8/15/31		—	—	—	—	—	750,000	750,000	(3,704)	746,296
Unsecured senior notes payable	2.00%	2.12		5/18/32		—	—	—	—	—	900,000	900,000	(6,043)	893,957
Unsecured senior notes payable	1.875%	1.97		2/1/33		—	—	—	—	—	1,000,000	1,000,000	(6,240)	993,760
Unsecured senior notes payable	2.95%	3.07		3/15/34		—	—	—	—	—	800,000	800,000	(6,477)	793,523
Unsecured senior notes payable	4.75%	4.88		4/15/35		—	—	—	—	—	500,000	500,000	(4,500)	495,500
Unsecured senior notes payable	5.50%	5.66		10/1/35		—	—	—	—	—	550,000	550,000	(6,316)	543,684
Unsecured senior notes payable	5.25%	5.38		5/15/36		—	—	—	—	—	400,000	400,000	(3,767)	396,233
Unsecured senior notes payable	4.85%	4.93		4/15/49		—	—	—	—	—	300,000	300,000	(2,756)	297,244
Unsecured senior notes payable	4.00%	3.91		2/1/50		—	—	—	—	—	700,000	700,000	9,844	709,844
Unsecured senior notes payable	3.00%	3.08		5/18/51		—	—	—	—	—	850,000	850,000	(10,842)	839,158
Unsecured senior notes payable	3.55%	3.63		3/15/52		—	—	—	—	—	1,000,000	1,000,000	(13,228)	986,772
Unsecured senior notes payable	5.15%	5.26		4/15/53		—	—	—	—	—	500,000	500,000	(7,373)	492,627
Unsecured senior notes payable	5.625%	5.71		5/15/54		—	—	—	—	—	600,000	600,000	(6,470)	593,530
Unsecured debt weighted-average interest rate/total		3.91%				$650,000	$350,000	$425,000	$700,000	$1,503,500	$8,850,000	$12,478,500	$(77,945)	$12,400,555
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Refer to footnote 3 on the following page.
(4)In January 2026, we repaid our 4.30% unsecured senior notes payable upon maturity. No gain or loss was incurred in connection with this repayment.

10.SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our unsecured senior debt and amounts outstanding under our unsecured senior line of credit and commercial paper program as of December 31, 2025 (dollars in thousands):

	Fixed-Rate Debt	Variable- Rate Debt				Weighted-Average
						Interest		Remaining Term (in years)
			Total		Percentage	Rate(1)
Unsecured senior notes payable	$12,047,394	$—	$12,047,394		97.2%	3.90%		12.3
Unsecured senior line of credit and commercial paper program	—	353,161	353,161	(2)	2.8	4.33	(2)	4.1	(3)
Total/weighted average	$12,047,394	$353,161	$12,400,555		100.0%	3.91%		12.1	(3)
Percentage of total debt	97.2%	2.8%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)As of December 31, 2025, we had no outstanding balance on our unsecured senior line of credit and $353.2 million of commercial paper notes outstanding.
(3)We calculate the weighted-average remaining term of our commercial paper notes by using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper notes, the consolidated weighted-average maturity of our debt is 12.0 years. The commercial paper notes sold during the year ended December 31, 2025 were issued at a weighted-average yield to maturity of 4.48% and had a weighted-average maturity term of 19 days.
Issuance and repayment of unsecured senior notes payable
In February 2025, we issued $550.0 million of unsecured senior notes payable, due 2035, with an interest rate of 5.50%. In
April 2025, we repaid our 3.45% unsecured senior notes payable aggregating $600.0 million upon their maturity, using proceeds from our February 2025 unsecured senior notes payable offering, with no gain or loss incurred.
In January 2026, we repaid $300.0 million of 4.30% unsecured senior notes payable upon maturity. No gain or loss was incurred in connection with this repayment.
$5.0 billion unsecured senior line of credit
As of December 31, 2025, our unsecured senior line of credit, which matures in 2030, including extension options under our control, had aggregate commitments of $5.0 billion, and bore an interest rate of SOFR plus 0.855%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.145% based on the aggregate commitments outstanding.
Based on achievement of certain annual sustainability metrics, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.
Based on certain sustainability metrics achieved in accordance with the terms of our unsecured senior line of credit agreement, the borrowing rate was reduced by two basis points to SOFR plus 0.855%, from SOFR plus 0.875%, and the facility fee was reduced by 0.5 basis point to 0.145% from 0.15%. As of December 31, 2025, we had no outstanding balance on our unsecured senior line of credit.
$2.50 billion commercial paper program
Our commercial paper program allows us to issue up to $2.50 billion of commercial paper notes that bear interest at short-term fixed rates with a maturity of generally 30 days or less and a maximum maturity of 397 days from the date of issuance. This program is back-stopped by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to the amount of commercial paper notes outstanding. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes, which may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. In 2025, the notes were issued at a weighted-average yield to maturity of 4.48% and had a weighted-average maturity term of 19 days. As of
December 31, 2025, we had $353.2 million outstanding under our commercial paper program.
Repayment of secured note payable
In August 2025, we repaid a secured construction loan aggregating $154.6 million with an interest rate of 7.18%, which was related to our development project at 99 Coolidge Avenue in our Cambridge/Inner Suburbs submarket. In connection with the repayment, we recognized a loss on early extinguishment of debt of $107 thousand for the write-off of unamortized deferred financing costs during the year ended December 31, 2025.

10.SECURED AND UNSECURED SENIOR DEBT (continued)
Interest expense
The following table summarizes interest expense for the years ended December 31, 2025, 2024, and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Interest incurred	$557,122	$516,799	$438,182
Capitalized interest	(330,424)	(330,961)	(363,978)
Interest expense	$226,698	$185,838	$74,204

11.HEDGE AGREEMENTS
To mitigate the impact of fluctuations in the USD–CAD exchange rate related to our real estate investment in Canada, we have fixed-to-fixed cross-currency swap agreements designated as net investment hedges, which were deemed effective on the commencement date. As of December 31, 2025, the aggregate notional amount of the swaps is CAD $340.0 million, and the corresponding total USD notional is approximately $246.8 million. Under the terms of the swap agreements, USD fixed interest amounts are payable to us and CAD fixed interest amounts are payable to the counterparty. The swap agreements mature on April 30, 2026. As of December 31, 2025, the hedge relationships remained highly effective. Refer to “Hedge accounting” in Note 2 – “Summary of significant accounting policies” to our consolidated financial statements for additional information.
The tables below summarize the fair value of our cross-currency swap agreements designated as net investment hedges and the impact on our consolidated financial statements. We did not have any outstanding hedge agreements as of and during the year ended December 31, 2024. Amounts are presented in USD (in thousands).
Fair value of cross-currency swap agreements designated as net investment hedges

	As of December 31, 2025
Balance Sheet Location	Fair Value – Liability	Notional Amount Outstanding
Accounts payable, accrued expenses, and other liabilities	$928	$246,766
Effect on consolidated other comprehensive income

	Location in Consolidated Statement of Comprehensive Income	Year Ended December 31, 2025
Total unrealized loss recognized in other comprehensive income	Unrealized losses on foreign currency translation, net	$148
Unrealized gains or losses related to our cross-currency swap agreements will be reclassified from accumulated other comprehensive income into net income upon the substantial completion of the sale of our real estate investments in Canada. As of
December 31, 2025, a majority of our assets in Canada were designated as held for sale and are expected to sell within 12 months.
Effect on consolidated statements of operations

	Location in Consolidated Statement of Operations	Year Ended December 31, 2025
Total gain recognized in net income(1)	Other income	$1,837
(1)Represents net interest expense settlements and interest rate forward points excluded from assessment of hedge effectiveness. Refer to “Hedge accounting” in Note 2 –
“Summary of significant accounting policies” to our consolidated financial statements for additional information.

12. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES
The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of December
31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Accounts payable and accrued expenses	$510,580	$534,803
Accrued construction	314,836	500,890
Acquired below-market leases	133,033	180,407
Conditional asset retirement obligations	34,342	53,968
Deferred rent liabilities	14,659	11,461
Operating lease liability	360,543	507,127
Unearned rent and tenant security deposits	876,252	691,873
Other liabilities	152,828	173,822
Total	$2,397,073	$2,654,351
As of December 31, 2025 and 2024, our conditional asset retirement obligations primarily consisted of the soil and groundwater remediation liabilities associated with certain properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, requires remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys; subsurface sampling; and other testing. We recognize a liability for the fair value of a conditional asset retirement obligation when the fair value of the liability can be reasonably estimated. In addition, environmental laws and regulations subject our tenants, and potentially us, to liability that may result from our tenants’ routine handling of hazardous substances and wastes as part of their operations at our properties. As of December 31, 2025 we are not aware of any additional environmental liability that we believe would require additional disclosures or recognition in our consolidated financial statements.

13.EARNINGS PER SHARE
We grant two types of restricted stock awards: (i) restricted stock awards with nonforfeitable dividends and (ii) restricted stock awards with forfeitable dividends.
Unvested restricted stock awards (“RSAs”) with nonforfeitable dividends are considered participating securities and included in the computation of EPS using the two-class method. Under this method, we allocate net income (after amounts attributable to noncontrolling interests) to common stockholders and these RSAs by using the weighted-average shares of each class outstanding for quarter-to-date and year-to-date periods independently, based on their respective participation rights to dividends declared (or accumulated) and undistributed earnings.
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
In addition, from time to time, we enter into forward equity sales agreements. We consider the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares were outstanding, are included in the denominator of basic EPS. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding – diluted using the treasury stock method. As of and during the year ended
December 31, 2025, no forward equity sales agreements were outstanding.
The table below reconciles the numerators and denominators of the basic and diluted EPS computations for the years ended
December 31, 2025, 2024, and 2023 (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Net (loss) income	$(1,216,726)	$510,733	$280,994
Net income attributable to noncontrolling interests	(212,844)	(187,784)	(177,355)
Net income attributable to unvested RSAs with nonforfeitable dividends	(8,417)	(13,394)	(11,195)
Numerator for basic and diluted EPS – net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(1,437,987)	$309,555	$92,444

Denominator for basic EPS – weighted-average shares of common stock outstanding	170,307	172,071	170,909
Dilutive effect of unvested RSAs with forfeitable dividends	—	—	—
Denominator for diluted EPS – weighted-average shares of common stock outstanding	170,307	172,071	170,909
Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$(8.44)	$1.80	$0.54
Diluted	$(8.44)	$1.80	$0.54

14. INCOME TAXES
We have elected to be taxed as a REIT under the Code. We believe we have qualified and continue to qualify as a REIT.
Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its stockholders annually and meets certain other conditions is not subject to federal income taxes, but could be subject to certain state, local, and foreign taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required.
We distributed all of our REIT taxable income in 2024 and 2023 and, as a result, did not incur federal income tax in those years on such income. For the year ended December 31, 2025, we expect to distribute all of our REIT taxable income and, as a result, do not expect to incur federal income tax. We expect to finalize our 2025 REIT taxable income when we file our 2025 federal income tax return in 2026.
The income tax treatment of distributions and dividends declared on our common stock for the years ended December 31,
2025, 2024, and 2023 was as follows (unaudited):

	Year Ended December 31,
	2025	2024	2023
Ordinary income	66.6%	65.7%	87.8%
Return of capital	18.9	1.6	—
Capital gains at 25%	0.6	13.9	0.2
Capital gains at 20%	13.9	18.8	12.0
Total	100.0%	100.0%	100.0%

Dividends declared	$4.68	$5.19	$4.96
Beginning in 2018, the Tax Cuts and Jobs Act of 2017 added Section 199A to allow for a new tax deduction based on certain qualified business income. Section 199A provides eligible individual taxpayers a deduction of up to 20% of their qualified REIT dividends. This deduction applies to the portion of dividends classified as ordinary income in the table above.
Our dividends declared in a given quarter are generally paid during the subsequent quarter. The taxability information presented above for our dividends paid in 2025 is based upon management’s estimate. Our federal tax return for 2025 is due on or before October 15, 2026, assuming we file for an extension of the due date. Our federal tax returns for previous tax years have not been examined by the IRS. Consequently, the taxability of distributions and dividends is subject to change.
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
As of December 31, 2025, there were no material unrecognized tax benefits. We do not anticipate a significant change to the total amount of unrecognized tax benefits within the next 12 months. Interest expense and penalties, if any, are recognized in the first period during which the interest or penalties begin accruing, according to the provisions of the relevant tax law at the applicable statutory rate of interest. We did not incur any significant tax-related interest expense or penalties for the years ended December 31,
2025, 2024, and 2023.

14. INCOME TAXES (continued)
The following reconciles net income (determined in accordance with GAAP) to taxable income as filed with the IRS for the years ended December 31, 2024 and 2023 (in thousands and unaudited):

	Year Ended December 31,
	2024	2023
Net income	$510,733	$280,994
Net income attributable to noncontrolling interests	(187,784)	(177,355)
Book/tax differences:
Rental revenue recognition	(32,749)	128,938
Depreciation and amortization	361,529	331,322
Share-based compensation	47,948	73,320
Interest expense	(85,378)	(126,756)
Sales of property	155,753	7,784
Impairments	92,738	80,134
Non-real estate investments loss	133,960	209,092
Lease recognition	(127,719)	5,840
Other	3,573	15,463
Taxable income before dividend deduction	872,604	828,776
Dividend deduction necessary to eliminate taxable income(1)	(872,604)	(828,776)
Estimated income subject to federal income tax	$—	$—
(1)Total common stock dividend distributions paid were approximately $898.6 million and $847.5 million during the years ended December 31, 2024 and 2023, respectively.
15.COMMITMENTS AND CONTINGENCIES
Employee retirement savings plan
We have a retirement savings plan pursuant to Section 401(k) of the Code whereby our employees may contribute a portion of their compensation to their respective retirement accounts in an amount not to exceed the maximum allowed under the Code. In addition to employee contributions, we have elected to provide company discretionary profit-sharing contributions (subject to statutory limitations), which amounted to approximately $3.5 million, $7.8 million, and $8.6 million for the years ended December 31, 2025, 2024, and 2023, respectively. Employees who participate in the plan are immediately vested in their contributions and in the contributions made on their behalf by the Company.
Concentration of credit risk
We maintain our cash and cash equivalents at insured financial institutions. The combined account balances at each institution periodically exceed the FDIC insurance coverage of $250,000, and, as a result, there is a concentration of credit risk related to amounts in excess of FDIC insurance coverage. We have not experienced any losses to date on our invested cash.
Our rental revenue is generated by a diverse array of many tenants. As of December 31, 2025, we had approximately 850 leases. The inability of any single tenant to make its lease payments is unlikely to have a severe or financially disruptive effect on our operations.
Commitments
As of December 31, 2025, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.03 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain projects, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $5.3 million.
We are committed to funding approximately $370.3 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV and expire at various dates over the next 12 years, with a weighted-average expiration of 8.1 years as of December 31, 2025.
Our former joint venture partner in the Greater Boston market has an option, subject to certain conditions, to obtain a
$50.0 million secured loan from us, which, if the option is exercised, will bear interest at SOFR plus 6.5%, with a floor of 9.0% and a term not to exceed five years. As of December 31, 2025, the option has not been exercised and is set to expire in July 2027.

15. COMMITMENTS AND CONTINGENCIES (continued)
In January 2026, our partner in our consolidated joint venture at 99 Coolidge Avenue in our Cambridge/Inner Suburbs submarket exercised its option to require us to purchase its redeemable noncontrolling interest aggregating $48.7 million plus unpaid distributions approximating $844 thousand as of December 31, 2025. We expect to complete the redemption in the first quarter of 2026.
In connection with the sale of a property in our San Diego market, we entered into a loan agreement with the buyer under which we committed to provide up to $165.7 million of financing through December 30, 2029. As of December 31, 2025, $49.2 million of the commitment remained available to be drawn by the borrower.
16.STOCKHOLDERS’ EQUITY
Common equity transactions
Common stock repurchase program
Our common stock repurchase program, authorized by our Board of Directors in December 2024 allowed for the repurchase of up to $500.0 million of our common stock in the open market, in privately negotiated transactions, or otherwise through its expiration on
December 31, 2025.
During January and February 2025, we repurchased 2.2 million shares of common stock under this repurchase program at an average price per share of $96.71, with approximately $241.8 million remaining available for additional share repurchases. No further purchases were made under this program.
On December 8, 2025, we announced that our Board of Directors authorized a new common stock repurchase program that allows for the repurchase of up to $500.0 million of our common stock through December 31, 2026. This new program replaced our prior stock repurchase program. As of the date of this report, no purchases have been made under the new program and $500.0 million remains available for future share repurchases.
ATM common stock offering program
In February 2024, we entered into an ATM common stock offering program that allows us to sell up to an aggregate of
$1.50 billion of our common stock.
During 2024, we entered into forward equity sales agreements to sell 230 thousand shares. We settled these agreements and received net proceeds of $27.8 million (before offering costs) in 2024.
During the year ended December 31, 2025, we had no activity under our ATM program. As of December 31, 2025, the remaining aggregate amount available under our ATM program for future sales of common stock was $1.47 billion.
Accumulated other comprehensive loss
The improvement of $16.9 million in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities,
Inc.’s stockholders for the year ended December 31, 2025 was primarily due to unrealized foreign currency translation gains of
$15.3 million related to our operations in Canada and a $1.7 million reclassification of previously unrealized foreign currency translation losses upon completion of the sale of our remaining asset located in Asia. This improvement was partially offset by $148 thousand of unrealized losses resulting from the changes in the fair value of our cross-currency swap agreements due to the strengthening of the
Canadian dollar since the execution of these agreements on July 29, 2025. Refer to Note 11 – “Hedge agreements” to our consolidated financial statements for additional information.
Common stock, preferred stock, and excess stock authorizations
Our charter authorizes the issuance of 400.0 million shares of common stock, of which 170.5 million shares were issued and outstanding as of December 31, 2025. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of December 31, 2025. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of December 31, 2025.

17.SHARE-BASED COMPENSATION
Stock award and incentive plan
To attract and retain talent, provide incentives, and promote the long-term success of our Company, we grant share-based compensation in the form of restricted stock, pursuant to our stock award and incentive plan. Each restricted share issued reduces our share reserve by one share (1:1 ratio). As of December 31, 2025, 4,894,632 shares remained available for future grants under our stock award and incentive plan.
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
The following is a summary of the stock awards activity under our equity incentive plan and related information for the years ended December 31, 2025, 2024, and 2023 (dollars in thousands, except per share information):

		Number of Share Awards	Weighted-Average Grant Date Fair Value per Share
Outstanding at December 31, 2022		2,087,521	$149.96
Granted		1,522,058	$108.22
Vested		(798,729)	$149.41
Forfeited		(56,689)	$104.65
Outstanding at December 31, 2023		2,754,161	$127.34
Granted		615,192	$102.96
Vested		(951,195)	$136.09
Forfeited		(180,253)	$109.63
Outstanding at December 31, 2024		2,237,905	$118.34
Granted		1,032,861	$73.84
Vested		(817,304)	$131.47
Forfeited		(81,412)	$109.34
Outstanding at December 31, 2025		2,372,050	$94.75

	Year Ended December 31,
	2025	2024	2023
Total grant date fair value of stock awards vested	$107,449	$129,449	$119,335
Total gross share-based compensation recognized	$94,685	$118,439	$139,675
Capitalized share-based compensation	$53,566	$58,805	$56,817
Certain restricted stock awards granted during 2025, 2024, and 2023 are subject to performance and market conditions. The grant date fair value of these awards is determined using a Monte Carlo simulation pricing model using the following assumptions for
2025, 2024, and 2023, respectively: (i) expected term of 3.0 years, 3.0 years, and 3.0 years (equal to the remaining performance measurement period at the grant date), (ii) volatility of 30.7%, 28.7%, and 32.0% (approximating a blended average of implied and historical volatilities), (iii) three-year weighted-average dividend yield of 4.2%, 3.3%, and 2.8%, and (iv) risk-free rate of 4.35%, 4.18%, and 4.22%.
As of December 31, 2025, there was $130.9 million of unrecognized compensation related to unvested share awards under the equity incentive plan, which is expected to be recognized over the next four years and has a weighted-average vesting period of approximately 17 months.

18. SEGMENT INFORMATION
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
The following table presents the reportable segment profit or loss measure, NOI, for the years ended December 31, 2025,
2024, and 2023 (in thousands).

	Year Ended December 31,
	2025	2024	2023
Reportable segment revenues:
Revenues from external customers	$2,798,270	$2,897,524	$2,685,027
Other income	37,012	30,028	21,408
Reportable segment total revenues	2,835,282	2,927,552	2,706,435
Reportable segment total rental operating expenses	(868,831)	(831,258)	(763,700)
Reportable segment net operating income (reportable segment profit or loss)	$1,966,451	$2,096,294	$1,942,735
Significant expenses included in the reportable segment profit or loss measure (i.e., NOI) are represented by the reportable segment total rental operating expenses and are disclosed in the table above. These expenses primarily include property taxes, utilities, repairs and maintenance, engineering, janitorial, and other costs.

18.SEGMENT INFORMATION (continued)
Presented below are reconciliations of the reportable segment total revenues to the consolidated revenues, the reportable segment total rental operating expenses to consolidated rental operations, the reportable segment net operating income to the consolidated net income, and the reportable segment investments in real estate assets to the consolidated investments in real estate assets (in thousands):

	Year Ended December 31,
	2025	2024	2023
Reconciliation of reportable segment revenues to consolidated total revenues:
Reportable segment total revenues	$2,835,282	$2,927,552	$2,706,435
All other revenues	191,274	188,842	179,264
Consolidated total revenues	$3,026,556	$3,116,394	$2,885,699
Reconciliation of reportable segment total rental operating expenses to consolidated rental operations:
Reportable segment total rental operating expenses	$(868,831)	$(831,258)	$(763,700)
All other rental operating expenses	(53,774)	(78,007)	(95,480)
Consolidated rental operations	$(922,605)	$(909,265)	$(859,180)
Reconciliation of reportable segment net operating income to consolidated net (loss) income:
Reportable segment net operating income (reportable segment profit or loss)	$1,966,451	$2,096,294	$1,942,735
All other revenues	191,274	188,842	179,264
All other rental operating expenses	(53,774)	(78,007)	(95,480)
Other items not allocated to segments:
General and administrative	(117,047)	(168,359)	(199,354)
Interest expense	(226,698)	(185,838)	(74,204)
Depreciation and amortization	(1,350,478)	(1,202,380)	(1,093,473)
Impairment of real estate	(2,202,818)	(223,068)	(461,114)
Loss on early extinguishment of debt	(107)	—	—
Equity in (losses) earnings of unconsolidated real estate joint ventures	(9,631)	7,059	980
Investment loss	(56,343)	(53,122)	(195,397)
Gain on sale of real estate	642,445	129,312	277,037
Consolidated net (loss) income	$(1,216,726)	$510,733	$280,994

	As of December 31,
	2025	2024
Reconciliation of reportable segment assets to consolidated investments in real estate assets
Reportable segment investments in real estate	$27,510,082	$30,393,144
All other investments in real estate	1,179,914	1,716,895
Consolidated investments in real estate	$28,689,996	$32,110,039
19.SUBSEQUENT EVENTS
Repayment of unsecured senior notes payable in January 2026
In January 2026, we repaid $300.0 million of 4.30% unsecured senior notes payable upon maturity. No gain or loss was incurred in connection with this repayment.

SCHEDULE III
Alexandria Real Estate Equities, Inc. and Subsidiaries
Schedule III
Consolidated Financial Statement Schedule of Real Estate and Accumulated Depreciation
December 31, 2025
(Dollars in thousands)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
Alexandria Center® at Kendall Square	Greater Boston	$—	$558,885	$783,224	$1,667,101	$558,885	$2,450,325	$3,009,210	$(542,912)	$2,466,298	1981 - 2023	2005 - 2022
Alexandria Center® at One Kendall Square	Greater Boston	—	405,164	576,213	1,128,205	405,164	1,704,418	2,109,582	(353,934)	1,755,648	1985 - 2023	2016 - 2022
Alexandria Technology Square®	Greater Boston	—	—	619,658	400,903	—	1,020,561	1,020,561	(421,077)	599,484	2001 - 2012	2006
The Arsenal on the Charles	Greater Boston	—	191,797	354,611	833,114	191,797	1,187,725	1,379,522	(183,364)	1,196,158	2000 - 2025	2019 - 2021
480 Arsenal Way 446, 458, and 500 Arsenal Street, and 99 Coolidge Avenue	Greater Boston	—	69,803	15,614	456,626	69,803	472,240	542,043	(90,938)	451,105	1962 - 2023	2000 - 2022
Alexandria Center® for Life Science – Fenway	Greater Boston	—	912,016	617,552	970,396	912,016	1,587,948	2,499,964	(133,961)	2,366,003	2019 - 2024	2021
5, 10, and 15 Necco Street	Greater Boston	—	277,554	55,897	433,568	277,554	489,465	767,019	(37,419)	729,600	2019 - 2023	2019
Alexandria Center® for Life Science – Waltham	Greater Boston	—	141,629	513,901	482,225	141,629	996,126	1,137,755	(47,264)	1,090,491	1999 - 2024	2020 - 2022
19, 215, 225, and 235 Presidential Way	Greater Boston	—	32,136	118,391	30,103	32,136	148,494	180,630	(41,181)	139,449	1999 - 2001	2005 - 2022
30, 200, and 3000 Minuteman Road	Greater Boston	—	59,227	187,205	88,083	59,227	275,288	334,515	(7,018)	327,497	1997 - 2020	2021 - 2022
Other	Greater Boston	—	96,995	—	20,014	96,995	20,014	117,009	(6)	117,003	Various	Various
Alexandria Center® for Science and Technology – Mission Bay	San Francisco	—	145,025	8,345	589,408	145,025	597,753	742,778	(143,028)	599,750	2007 - 2009	2004 - 2017
Alexandria Center® for Advanced Technologies – South San Francisco	San Francisco	—	59,199	—	642,237	59,199	642,237	701,436	(165,384)	536,052	2008 - 2019	2004 - 2005
Alexandria Center® for Life Science – South San Francisco	San Francisco	—	32,245	1,287	493,804	32,245	495,091	527,336	(196,343)	330,993	2012 - 2022	2002 - 2017
Alexandria Center® for Advanced Technologies – Tanforan	San Francisco	—	330,154	51,145	111,106	330,154	162,251	492,405	(23,762)	468,643	1971 - 2007	2021 - 2022
Alexandria Technology Center® – Gateway	San Francisco	—	37,175	87,213	162,935	37,175	250,148	287,323	(113,875)	173,448	2000 - 2021	2002 - 2006
Alexandria Center® for Life Science – Millbrae	San Francisco	—	69,989	—	526,673	69,989	526,673	596,662	(11,190)	585,472	2025	2021 - 2022
500 Forbes Boulevard	San Francisco	—	35,596	69,091	23,757	35,596	92,848	128,444	(40,504)	87,940	2001	2007
Alexandria Center® for Life Science – San Carlos	San Francisco	—	433,634	28,323	824,729	433,634	853,052	1,286,686	(147,647)	1,139,039	1970 - 2022	2017 - 2021
Alexandria Stanford Life Science District	San Francisco	—	—	599,401	119,819	—	719,220	719,220	(222,457)	496,763	2002 - 2022	2003 - 2022
3412, 3420, 3440, 3450, and 3460 Hillview Avenue	San Francisco	—	—	304,318	110,970	—	415,288	415,288	(39,194)	376,094	1978 - 2018	2020 - 2021

SCHEDULE III (continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
2475 and 2625/2627/2631 Hanover Street and 1450 Page Mill Road	San Francisco	$—	$—	$187,472	$33,658	$—	$221,130	$221,130	$(44,011)	$177,119	2000 - 2017	1999 - 2021
Other	San Francisco	—	415,834	129,342	(134,119)	415,834	(4,777)	411,057	(68,158)	342,899	Various	Various
One Alexandria Square	San Diego	—	140,318	161,293	1,097,503	140,318	1,258,796	1,399,114	(337,901)	1,061,213	1995 - 2025	1994 - 2021
ARE Torrey Ridge	San Diego	—	22,124	152,840	115,518	22,124	268,358	290,482	(90,324)	200,158	2004 - 2021	2016
One Alexandria North	San Diego	—	103,937	1,354	56,248	103,937	57,602	161,539	(1,359)	160,180	1980 - 1990	2020
Campus Point by Alexandria	San Diego	—	270,937	416,534	991,360	270,937	1,407,894	1,678,831	(318,859)	1,359,972	1989 - 2024	2010 - 2022
5200 Illumina Way	San Diego	—	39,051	96,606	201,334	39,051	297,940	336,991	(98,479)	238,512	2004 - 2017	2010
9625 Towne Centre Drive	San Diego	—	7,686	13,748	67,686	7,686	81,434	89,120	(41,674)	47,446	2018	2014
SD Tech by Alexandria	San Diego	—	76,079	246,635	638,942	76,079	885,577	961,656	(76,513)	885,143	1988 - 2025	2013 - 2020
Sequence District by Alexandria	San Diego	—	140,422	230,360	36,937	140,422	267,297	407,719	(43,144)	364,575	1997 - 2000	2020 - 2021
Summers Ridge Science Park	San Diego	—	21,154	102,046	4,947	21,154	106,993	128,147	(22,587)	105,560	2005	2018
10102 Hoyt Park Drive	San Diego	—	21,610	19,986	80,480	21,610	100,466	122,076	(13,569)	108,507	2022	2021
ARE Portola	San Diego	—	6,991	25,153	30,633	6,991	55,786	62,777	(30,232)	32,545	2005 - 2012	2007
5810/5820 Nancy Ridge Drive	San Diego	—	3,492	18,285	33,910	3,492	52,195	55,687	(30,347)	25,340	2021	2004
9877 Waples Street	San Diego	—	5,092	11,908	13,368	5,092	25,276	30,368	(11,681)	18,687	2020	2020
5871 Oberlin Drive	San Diego	—	1,349	8,016	17,824	1,349	25,840	27,189	(6,849)	20,340	2021	2010
3911, 3931, 3985, 4025, 4031, 4045, and 4075 Sorrento Valley Boulevard	San Diego	—	18,177	42,723	66,179	18,177	108,902	127,079	(46,337)	80,742	2007 - 2015	2010 - 2019
11045 Roselle Street	San Diego	—	754	4,288	22,428	754	26,716	27,470	(6,990)	20,480	2008	2000
Other	San Diego	—	64,759	—	13,277	64,759	13,277	78,036	(19)	78,017	Various	Various
Alexandria Center® for Life Science – Eastlake	Seattle	—	46,300	83,012	946,515	46,300	1,029,527	1,075,827	(316,598)	759,229	1997 - 2024	2002 - 2024
Alexandria Center® for Advanced Technologies – South Lake Union	Seattle	—	245,778	31,252	616,442	245,778	647,694	893,472	(81,716)	811,756	1984 - 2017	2007 - 2024
1010 4th Avenue South	Seattle	—	46,200	—	16,563	46,200	16,563	62,763	—	62,763	N/A	2020
410 West Harrison Street and 410 Elliott Avenue West	Seattle	—	3,857	1,989	23,084	3,857	25,073	28,930	(11,781)	17,149	2006 - 2008	2004
Alexandria Center® for Advanced Technologies – Canyon Park	Seattle	—	105,215	164,523	65,021	105,215	229,544	334,759	(26,195)	308,564	1985 - 2007	2021 - 2022
Alexandria Center® for Advanced Technologies – Monte Villa Parkway	Seattle	—	52,464	64,753	102,478	52,464	167,231	219,695	(14,567)	205,128	1994 - 2024	2020
Other	Seattle	—	108,900	931	43,181	108,900	44,112	153,012	(1,254)	151,758	Various	Various
Alexandria Center® for Life Science – Shady Grove	Maryland	—	85,365	253,567	939,281	85,365	1,192,848	1,278,213	(218,478)	1,059,735	1998 - 2024	2004 - 2021
1330 Piccard Drive	Maryland	—	2,800	11,533	38,733	2,800	50,266	53,066	(28,216)	24,850	2005	1997
1405 Research Boulevard	Maryland	—	899	21,946	16,070	899	38,016	38,915	(21,391)	17,524	2006	1997
1500 and 1550 East Gude Drive	Maryland	—	1,523	7,731	10,810	1,523	18,541	20,064	(13,647)	6,417	1995 - 2003	1997
5 Research Place	Maryland	—	1,466	5,708	32,319	1,466	38,027	39,493	(21,812)	17,681	2010	2001

SCHEDULE III (continued)

			Initial Costs		Costs Capitalized Subsequent to Acquisitions	Total Costs
Property	Market	Encumbrances	Land	Buildings & Improvements	Buildings & Improvements	Land	Buildings & Improvements	Total(1)	Accumulated Depreciation(2)	Net Cost Basis	Date of Construction(3)	Date Acquired
5 Research Court	Maryland	$—	$1,647	$13,258	$24,165	$1,647	$37,423	$39,070	$(20,872)	$18,198	2007	2004
12301 Parklawn Drive	Maryland	—	1,476	7,267	1,799	1,476	9,066	10,542	(5,436)	5,106	2007	2004
Alexandria Technology Center® – Gaithersburg I	Maryland	—	20,980	121,952	71,195	20,980	193,147	214,127	(70,990)	143,137	1992 - 2019	1997 - 2019
Alexandria Technology Center® – Gaithersburg II	Maryland	—	17,134	67,825	109,453	17,134	177,278	194,412	(60,840)	133,572	2000 - 2021	1997 - 2020
401 Professional Drive	Maryland	—	1,129	6,941	12,511	1,129	19,452	20,581	(11,054)	9,527	2007	1996
950 Wind River Lane	Maryland	—	2,400	10,620	1,592	2,400	12,212	14,612	(5,020)	9,592	2009	2010
620 Professional Drive	Maryland	—	784	4,705	8,277	784	12,982	13,766	(9,164)	4,602	2012	2005
8000/9000/10000 Virginia Manor Road	Maryland	—	—	13,679	11,036	—	24,715	24,715	(15,264)	9,451	2003	1998
Alexandria Center® for Life Science – Durham	Research Triangle	—	186,680	447,875	258,012	186,680	705,887	892,567	(98,886)	793,681	1985 - 2023	2020 - 2022
Alexandria Center® for Advanced Technologies and AgTech– Research Triangle	Research Triangle	—	30,584	23,714	492,293	30,584	516,007	546,591	(85,090)	461,501	2007 - 2022	2012 - 2021
Alexandria Center® for Sustainable Technologies	Research Triangle	—	54,908	18,849	114,103	54,908	132,952	187,860	(69,533)	118,327	1966 - 2022	1998 - 2022
Alexandria Technology Center® – Alston	Research Triangle	—	577	11,688	26,513	577	38,201	38,778	(23,906)	14,872	1985 - 2009	1998
Alexandria Innovation Center® – Research Triangle	Research Triangle	—	1,065	21,218	32,632	1,065	53,850	54,915	(28,297)	26,618	2005 - 2008	2000
2525 East NC Highway 54	Research Triangle	—	713	12,827	21,359	713	34,186	34,899	(20,599)	14,300	1995	2004
407 Davis Drive	Research Triangle	—	1,229	17,733	13,949	1,229	31,682	32,911	(7,851)	25,060	1998	2013
Alexandria Center® for Life Science – New York City	New York City	—	—	—	1,163,775	—	1,163,775	1,163,775	(368,307)	795,468	2010 - 2016	2006
Intersection Campus	Texas	—	159,310	440,295	56,826	159,310	497,121	656,431	(55,724)	600,707	2000 - 2019	2021 - 2022
1001 Trinity Street and 1020 Red River Street	Texas	—	66,451	61,732	7,685	66,451	69,417	135,868	(20,599)	115,269	1987 - 1990	2022
Alexandria Center® for Advanced Technologies at The Woodlands	Texas	—	2,116	9,784	135,850	2,116	145,634	147,750	(7,759)	139,991	2002 - 2023	2020
Other	Texas	—	44,217	—	16,024	44,217	16,024	60,241	—	60,241	Various	Various
Various	Various	—	120,565	219,389	183,091	120,565	402,480	523,045	(135,188)	387,857	Various	Various
		—	6,662,721	9,038,274	19,116,526	6,662,721	28,154,800	34,817,521	(6,127,525)	28,689,996
(1)As of December 31, 2025, the total cost of our real estate assets aggregated $34.82 billion, which was less than the cost of real estate for federal income tax purposes aggregating $35.08 billion by approximately $266.6 million.
(2)The depreciable life is up to 40 years for buildings and building improvements, up to 20 years for land improvements, and the term of the respective lease for tenant improvements.
(3)Represents the later of the original construction date or the most recent renovation date.

SCHEDULE III (continued)
Alexandria Real Estate Equities, Inc.
Consolidated Financial Statement Schedule of Rental Properties and Accumulated Depreciation
December 31, 2025
(Dollars in thousands)
A summary of activity of consolidated investments in real estate and accumulated depreciation is as follows:

	December 31,
Real Estate	2025	2024	2023
Balance at beginning of period	$37,735,218	$36,618,530	$34,299,503
Acquisitions (including real estate, land, and joint venture consolidation)	—	248,378	296,694
Additions to real estate	1,933,158	2,591,154	3,568,726
Real estate impairment	(2,202,818)	(223,068)	(461,114)
Deductions (including dispositions and direct financing and sales-type leases)	(2,648,037)	(1,499,776)	(1,085,279)
Balance at end of period	$34,817,521	$37,735,218	$36,618,530

	December 31,
Accumulated Depreciation	2025	2024	2023
Balance at beginning of period	$5,625,179	$4,985,019	$4,354,063
Depreciation expense on properties	1,167,011	996,550	841,893
Sale of properties	(664,665)	(356,390)	(210,937)
Balance at end of period	$6,127,525	$5,625,179	$4,985,019