Form 10-Q
period 2026-03-31
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2026-04-27
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
    ☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of April 15, 2026, 174,269,480 shares of common stock, par value $0.01 per share, were outstanding.
i
TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025 ..........................................................	1

	Consolidated Financial Statements for the Three Months Ended March 31, 2026 and 2025:

	Consolidated Statements of Operations ...................................................................................................................	2

	Consolidated Statements of Comprehensive Income ............................................................................................	3

	Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests ..........................	4

	Consolidated Statements of Cash Flows ................................................................................................................	6

	Notes to Consolidated Financial Statements ....................................................................................................................	8

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........................................................................................................................................................................	45

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........................................................	116

Item 4.	CONTROLS AND PROCEDURES .....................................................................................................................................	117

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS ......................................................................................................................................................	118

Item 1A.	RISK FACTORS ....................................................................................................................................................................	118

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ...................................................	118

Item 5.	OTHER INFORMATION .......................................................................................................................................................	118

Item 6.	EXHIBITS ...............................................................................................................................................................................	119

SIGNATURES .................................................................................................................................................................................................		120
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)
Assets
Investments in real estate	$28,830,116	$28,689,996
Investments in unconsolidated real estate joint ventures	30,520	30,677
Cash and cash equivalents	418,720	549,062
Restricted cash	4,665	4,693
Tenant receivables	7,362	6,672
Deferred rent	1,200,047	1,179,403
Deferred leasing costs	456,405	458,311
Investments	1,536,419	1,501,249
Other assets	1,683,143	1,661,772
Total assets	$34,167,397	$34,081,835

Liabilities, Noncontrolling Interests, and Equity
Unsecured senior notes payable	$11,166,009	$12,047,394
Unsecured senior line of credit and commercial paper	1,353,986	353,161
Accounts payable, accrued expenses, and other liabilities	2,154,782	2,397,073
Dividends payable	128,880	127,771
Total liabilities	14,803,657	14,925,399

Commitments and contingencies

Redeemable noncontrolling interests	9,234	58,788

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,707	1,705
Additional paid-in capital	15,763,321	15,497,760
Accumulated other comprehensive loss	(30,936)	(29,395)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	15,734,092	15,470,070
Noncontrolling interests	3,620,414	3,627,578
Total equity	19,354,506	19,097,648
Total liabilities, noncontrolling interests, and equity	$34,167,397	$34,081,835
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Revenues:
Income from rentals	$653,013	$743,175
Other income	18,009	14,983
Total revenues	671,022	758,158

Expenses:
Rental operations	224,142	226,395
General and administrative	34,685	30,675
Interest	64,584	50,876
Depreciation and amortization	305,441	342,062
Impairment of real estate	5,499	32,154
Total expenses	634,351	682,162

Equity in losses of unconsolidated real estate joint ventures	(147)	(507)
Investment loss	(4,582)	(49,992)
Gain on early extinguishment of debt	366,435	—
Gain on sales of real estate	—	13,165
Net income	398,377	38,662
Net income attributable to noncontrolling interests	(36,724)	(47,601)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s stockholders	361,653	(8,939)
Net income attributable to unvested restricted stock awards	(2,779)	(2,660)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$358,874	$(11,599)

Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$2.10	$(0.07)
Diluted	$2.10	$(0.07)
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$398,377	$38,662
Other comprehensive (loss) income
Change in foreign currency translation adjustments:
Unrealized foreign currency translation (losses) gains arising during the period	(1,518)	50
Reclassification of gains	(23)	—
Unrealized (losses) gains on foreign currency translation, net	(1,541)	50

Total other comprehensive (loss) income	(1,541)	50
Comprehensive income	396,836	38,712
Less: comprehensive income attributable to noncontrolling interests	(36,724)	(47,601)
Comprehensive income (loss) attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$360,112	$(8,889)
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2025	170,537,867	$1,705	$15,497,760	$—	$(29,395)	$3,627,578	$19,097,648	$58,788
Net income	—	—	—	361,653	—	36,377	398,030	347
Total other comprehensive loss	—	—	—	—	(1,541)	—	(1,541)	—
Contributions from and sales of noncontrolling interests	—	—	7,079	—	—	16,377	23,456	—
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(59,918)	(59,918)	(49,901)
Issuance pursuant to stock plan	289,485	3	28,262	—	—	—	28,265	—
Taxes related to net settlement of equity awards	(115,062)	(1)	(5,960)	—	—	—	(5,961)	—
Dividends declared on common stock ($0.72 per share)	—	—	—	(125,473)	—	—	(125,473)	—
Reclassification of earnings in excess of distributions	—	—	236,180	(236,180)	—	—	—	—
Balance as of March 31, 2026	170,712,290	$1,707	$15,763,321	$—	$(30,936)	$3,620,414	$19,354,506	$9,234
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2024	172,203,443	$1,722	$17,933,572	$—	$(46,252)	$4,489,447	$22,378,489	$19,972
Net (loss) income	—	—	—	(8,939)	—	47,331	38,392	270
Total other comprehensive income	—	—	—	—	50	—	50	—
Contributions from and sales of noncontrolling interests	—	—	54	—	—	54,354	54,408	—
Distributions to and redemption of noncontrolling interests	—	—	(7,048)	—	—	(65,833)	(72,881)	(10,630)
Issuance pursuant to stock plan	125,280	1	32,755	—	—	—	32,756	—
Taxes related to net settlement of equity awards	(46,547)	—	(4,735)	—	—	—	(4,735)	—
Repurchase of common stock	(2,152,293)	(22)	(208,165)	—	—	—	(208,187)	—
Dividends declared on common stock ($1.32 per share)	—	—	—	(228,346)	—	—	(228,346)	—
Reclassification of distributions and net loss	—	—	(237,285)	237,285	—	—	—	—
Balance as of March 31, 2025	170,129,883	$1,701	$17,509,148	$—	$(46,202)	$4,525,299	$21,989,946	$9,612
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net income	$398,377	$38,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	305,441	342,062
Impairment of real estate	5,499	32,154
Gain on sales of real estate	—	(13,165)
Gain on early extinguishment of debt	(366,435)	—
Equity in losses of unconsolidated real estate joint ventures	147	507
Distributions of earnings from unconsolidated real estate joint ventures	233	172
Amortization of loan fees	4,428	4,691
Amortization of debt discounts	320	349
Amortization of acquired above- and below-market leases	(5,615)	(15,222)
Deferred rent	(17,862)	(22,023)
Stock compensation expense	11,032	10,064
Investment loss	4,582	49,992
Changes in operating assets and liabilities:
Tenant receivables	(693)	(467)
Deferred leasing costs	(20,121)	(26,645)
Other assets	(35,274)	(37,034)
Accounts payable, accrued expenses, and other liabilities	(87,435)	(156,148)
Net cash provided by operating activities	196,624	207,949

Investing Activities:
Proceeds from sales of real estate	—	68,182
Additions to real estate	(545,999)	(645,841)
Change in escrow deposits	—	(9,506)
Investments in unconsolidated real estate joint ventures	(297)	(10,994)
Return of capital from unconsolidated real estate joint ventures	113	—
Additions to non-real estate investments	(73,627)	(69,311)
Sales of and distributions from non-real estate investments	35,000	12,691
Net cash used in investing activities	$(584,810)	$(654,779)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Three Months Ended March 31,
	2026	2025
Financing Activities:
Borrowings under secured note payable	$—	$824
Repayments of borrowings under secured notes payable	(8,892)	—
Proceeds from issuance of unsecured senior notes payable	747,592	548,532
Repayment of unsecured senior notes payable	(1,252,203)	—
Proceeds from issuances under commercial paper program	12,319,811	2,700,000
Repayments of borrowings under commercial paper program	(11,318,040)	(2,400,000)
Payments of loan fees	(8,814)	(5,406)
Taxes paid related to net settlement of equity awards	(5,946)	(5,558)
Repurchase of common stock	—	(208,187)
Dividends on common stock	(123,752)	(229,987)
Contributions from and sales of noncontrolling interests	18,065	54,409
Distributions to noncontrolling interests	(60,111)	(66,034)
Purchases and redemptions of noncontrolling interests	(49,707)	(17,818)
Net cash provided by financing activities	258,003	370,775

Effect of foreign exchange rate changes on cash and cash equivalents	(187)	(38)

Net decrease in cash, cash equivalents, and restricted cash	(130,370)	(76,093)
Cash, cash equivalents, and restricted cash as of the beginning of period	553,755	559,847
Cash, cash equivalents, and restricted cash as of the end of period	$423,385	$483,754

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$56,403	$33,776
Accrued construction for current-period additions to real estate	$137,633	$147,045
Transfer of real estate assets and/or equipment from tenants	$2,694	$39,950
Notes receivable issued in connection with sales of real estate	$—	$91,000
Derecognition of net investment in real estate from sales-type lease	$—	$4,677
Acquisition of real estate and other assets in connection with assumption of related secured notes payable of unconsolidated joint venture	$8,892	$—
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.ORGANIZATION AND BASIS OF PRESENTATION
Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® life science REIT, is the pioneer of the life science real estate niche since its founding in 1994. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative
Megacampus™ ecosystems in AAA life science innovation cluster locations, including Greater Boston, the San Francisco Bay Area,
San Diego, Seattle, Maryland, Research Triangle, and New York City. As of March 31, 2026, Alexandria has a total market capitalization of $20.44 billion and an asset base that includes 35.8 million RSF of operating properties and 3.4 million RSF of Class A/A+ properties undergoing construction. As used in this quarterly report on Form 10-Q, references to the “Company,” “Alexandria,” “ARE,” “we,” “us,”
and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.
We have prepared the accompanying interim consolidated financial statements in accordance with GAAP and in conformity with the rules and regulations of the SEC. In our opinion, these interim consolidated financial statements presented herein reflect all adjustments, of a normal recurring nature, that are necessary to fairly present the interim consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31,
2026. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2025. Any references to our total market capitalization, number or quality of buildings or tenants, quality of location, square footage, number of leases, or occupancy percentage, and any amounts derived from these values in these notes to consolidated financial statements are outside the scope of our independent registered public accounting firm’s procedures.
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
International operations
As of March 31, 2026, in addition to operating properties in the U.S., we had 11 properties in Canada. The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. The local currency of a foreign subsidiary serves as its functional currency.
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
Revenues
The table below provides details of our consolidated total revenues for the three months ended March 31, 2026 and 2025
(in thousands):

	Three Months Ended March 31,
	2026	2025
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$640,659	$731,421
Direct financing and sales-type leases	964	810
Revenues subject to the lease accounting standard	641,623	732,231
Revenues subject to the revenue recognition accounting standard	11,390	10,944
Income from rentals	653,013	743,175
Other income	18,009	14,983
Total revenues	$671,022	$758,158
During the three months ended March 31, 2026 and 2025, revenues that were subject to the lease accounting standard aggregated $641.6 million, or 95.6%, and $732.2 million, or 96.6%, of our total revenue, respectively. Our other income consisted primarily of management fees and interest income earned during each period presented. For a detailed discussion related to our revenue streams, refer to “Lease accounting” and “Recognition of revenue arising from contracts with customers” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

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
For each lease for which we determine that collectibility of future lease payments is not probable, we cease the recognition of income from rentals on a straight-line basis and limit the recognition of income to the lesser of payments collected from the lessee or lease income that would have been recognized on a straight-line basis. We do not resume straight-line recognition of income from rentals for these leases until we determine that the collectibility of future payments related to these leases is probable. We also record a general allowance related to the deferred rent balances that at the portfolio level (not the individual level) are not expected to be collected in full through the lease term. As of March 31, 2026 and December 31, 2025, our general allowance balance aggregated
$14.3 million and $14.3 million, respectively.
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
Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the three months ended March 31, 2026 included $11.4 million primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, as discussed in “Lessor accounting” in Note 2 – “Summary of significant accounting policies,” due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement.
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
Income taxes
We are organized and operate as a REIT pursuant to the Internal Revenue Code (the “Code”). Under the Code, a REIT that distributes at least 90% of its REIT taxable income to its stockholders annually (excluding net capital gains) and meets certain other conditions is not subject to federal income tax on its distributed taxable income, but could be subject to certain federal, foreign, state, and local taxes. We distribute 100% of our taxable income annually; therefore, a provision for federal income taxes is not required. In addition to our REIT returns, we file federal, foreign, state, and local tax returns for our subsidiaries. We file with jurisdictions located in the U.S., Canada, and other international locations. Our tax returns are subject to routine examination in various jurisdictions for the
2020 through 2025 calendar years.
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
Hedge accounting
From time to time, we utilize derivative instruments to manage our exposure to certain risks. We are exposed to foreign currency exchange rate risk related to our net investment in Canada. To mitigate the impact of fluctuations in the USD-CAD exchange rate associated with our net investment in Canada, we use cross-currency swap agreements designated and qualifying as net investment hedges under applicable derivatives and hedging standards.
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
We elected to account for the forward points (the portion of the derivative’s fair value attributable to the difference between the forward exchange rate and spot exchange rate) as an excluded component in accordance with applicable derivatives and hedging accounting standards. The excluded component is recognized over the life of the cross-currency swap agreements using a systematic and rational basis (as interest settlements occur) and is classified within other income in our consolidated statement of operations.
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
For any remaining items within each relevant expense line item, entities must provide a qualitative description of the nature of those expenses. The new ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We expect to adopt this ASU on January 1, 2027. Although the adoption is not expected to have an impact on our financial statements, it is expected to result in incremental disclosures within the notes to our consolidated financial statements.

3.INVESTMENTS IN REAL ESTATE
Our consolidated investments in real estate consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Rental properties:
Land (related to rental properties)	$3,639,219	$3,204,479
Buildings and building improvements	19,607,116	19,738,825
Other improvements	4,465,630	4,371,720
Rental properties	27,711,965	27,315,024
Current and future development and redevelopment projects	6,857,569	6,788,464
Gross investments in real estate	34,569,534	34,103,488
Less: accumulated depreciation	(6,232,579)	(5,970,171)
Investments in real estate assets held for sale, less accumulated depreciation(1)	493,161	556,679
Investments in real estate	$28,830,116	$28,689,996
(1)Refer to “Assets held for sale” below.
Assets held for sale
As of March 31, 2026, we had 19 operating properties aggregating 1.4 million RSF and land parcels aggregating 1.6 million SF that were classified as held for sale.
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
depreciation of our properties upon their classification as held for sale.
The following table presents the components of net assets related to real estate investments that met the criteria for classification as held for sale as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Investments in real estate, less accumulated depreciation	$493,161	$556,679
Other assets	41,409	37,859
Total assets	534,570	594,538

Total liabilities	(11,841)	(12,235)
Total accumulated other comprehensive loss	(181)	(566)
Net assets classified as held for sale	$522,548	$581,737
For additional information, refer to “Real estate sales” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
Sales of real estate assets and impairment of real estate
Impairment of real estate
During the three months ended March 31, 2026, we recognized impairment charges aggregating $5.5 million, classified within impairment of real estate in our consolidated statement of operations. The impairment primarily reflects an incremental charge recognized in connection with the amendment of the sales agreement during the three months ended March 31, 2026 related to our
Canada portfolio, which is classified as held for sale as of March 31, 2026.

3.INVESTMENTS IN REAL ESTATE (continued)
Other
ARE‑East River Science Park, LLC (“ARE”), a subsidiary of Alexandria Real Estate Equities, Inc., holds an option granted in
2006 to incorporate a land parcel adjacent to and north of the Alexandria Center® for Life Science – New York City campus (the “Option
Parcel”) into the existing ground lease, which would allow for the future development of an additional life science building within the campus. ARE’s investment in pre‑construction costs related to the Option Parcel aggregated $180.6 million as of March 31, 2026.
On August 6, 2024, ARE filed a lawsuit in the U.S. District Court for the Southern District of New York against New York City
Health + Hospitals Corporation (“H+H”) and the New York City Economic Development Corporation (“EDC”) relating to disputes under the ground lease and option arrangements governing the Option Parcel. ARE filed an amended complaint on January 24, 2025, asserting claims for fraudulent inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, and declaratory relief concerning the continued validity of the option.
On March 27, 2026, the court granted defendants’ partial motion to dismiss the fraud in the inducement and implied covenant of good faith and fair dealing claims. ARE intends to appeal this order at the appropriate time and to vigorously pursue its claims. The court did not dismiss ARE’s claim for declaratory relief, which remains pending.
On April 10, 2026, H+H and EDC answered the amended complaint and asserted counterclaims seeking, among other things, declaratory relief relating to the alleged expiration of the option and entitlement to a $5.0 million security deposit, and damages of at least $3.8 million. As a result of the foregoing matters, the timing of any development of the Option Parcel is currently indeterminate.
Excluding the potential impact of the counterclaims filed by H+H and EDC, this matter exposes us to potential losses ranging from zero to the full amount of the investment in the project aggregating $180.6 million as of March 31, 2026, depending on the resolution of the remaining declaratory relief proceedings, the outcome of any appeal, and/or the ability to develop the project. We performed a probability-weighted recoverability analysis based on initial estimates of various possible outcomes and determined no impairment was present as of March 31, 2026.
Separately from, and not part of, the pending litigation related to the Option Parcel, on April 21, 2026, EDC, on behalf of H+H, the landlord, and itself, lease administrator, delivered a notice alleging that ARE is in default of certain information delivery obligations under the ground lease relating to the existing operating towers at the Alexandria Center® for Life Science – New York City campus, including sublease, tax, and financial information. The notice asserts that the failure to cure the alleged defaults within the applicable
30-day cure period would result in daily charges of $1,000 increasing thereafter to up to $2,000. ARE disputes the allegations set forth in the notice of default, and intends to vigorously defend against them.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES
From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of March 31, 2026, our real estate joint ventures held the following properties:

Property(1)	Market	Submarket	Our Ownership Interest
Consolidated real estate joint ventures:
50 and 60 Binney Street	Greater Boston	Cambridge/Inner Suburbs	34.0%
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
100 and 225 Binney Street and 300 Third Street	Greater Boston	Cambridge/Inner Suburbs	30.0%
15 Necco Street	Greater Boston	Seaport Innovation District	56.7%
Alexandria Center® for Science and Technology – Mission Bay(2)	San Francisco Bay Area	Mission Bay	25.0%
211 and 213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae	San Francisco Bay Area	South San Francisco	48.6%
3215 Merryfield Row	San Diego	Torrey Pines	30.0%
Campus Point by Alexandria(3)	San Diego	University Town Center	57.2%	(4)
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	30.0%
SD Tech by Alexandria(5)	San Diego	Sorrento Mesa	50.0%
Summers Ridge Science Park(6)	San Diego	Sorrento Mesa	30.0%
1201 and 1208 Eastlake Avenue East	Seattle	Lake Union	30.0%
400 Dexter Avenue North	Seattle	Lake Union	30.0%
800 Mercer Street	Seattle	Lake Union	60.0%

Unconsolidated real estate joint ventures:
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
101 West Dickman Street	Maryland	Beltsville	58.4%	(7)
(1)Refer to the table on the next page that shows the categorization of our real estate joint ventures under the consolidation framework.
(2)Includes 1450, 1500, and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(3)Includes 10200, 10290, and 10300 Campus Point Drive and 4135, 4155, 4165, 4224, and 4242 Campus Point Court.
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
In July 2025, we amended the agreement for our consolidated real estate joint venture at 99 Coolidge Avenue in our
Cambridge/Inner Suburbs submarket. Pursuant to the amendment, the carrying amount of our partner’s noncontrolling interest was adjusted from $42.0 million to $48.7 million, and converted into a redeemable noncontrolling interest that accrued a fixed 4.05% annual preferred return (“distributions”). In January 2026, the partner exercised its option to require us to purchase its preferred interest, and the redemption was completed in January 2026 for $49.7 million, inclusive of unpaid distributions.
Consolidated VIEs’ balance sheet information
We, together with joint venture partners, hold interests in real estate joint ventures that we consolidate in our financial statements. These existing joint ventures provide significant equity capital to fund a portion of our future construction spending, and our joint venture partners may also contribute equity into these entities for financing-related activities.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
The table below aggregates the balance sheet information of our consolidated VIEs (in thousands):

	March 31, 2026	December 31, 2025
Investments in real estate	$5,797,860	$6,129,668
Cash and cash equivalents	185,263	258,755
Other assets	724,923	712,154
Total assets	$6,708,046	$7,100,577

Secured note payable	$—	$—
Other liabilities	287,285	324,513
Total liabilities	287,285	324,513
Redeemable noncontrolling interests	—	49,554
Alexandria Real Estate Equities, Inc.’s share of equity	2,800,347	3,098,932
Noncontrolling interests’ share of equity	3,620,414	3,627,578
Total liabilities and equity	$6,708,046	$7,100,577
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
Noncontrolling interests in consolidated real estate joint ventures
Noncontrolling interests represent the third-party interests in consolidated real estate joint ventures in which we have a controlling interest. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the three months ended March 31, 2026 and 2025, we distributed
$60.1 million and $66.0 million, respectively, to our consolidated real estate joint venture partners.
Unconsolidated real estate joint ventures
Our investments in unconsolidated real estate joint ventures, accounted for under the equity method and classified in investments in unconsolidated real estate joint ventures in our consolidated balance sheets, consisted of the following as of March 31,
2026 and December 31, 2025 (in thousands):

Property	March 31, 2026	December 31, 2025
1655 and 1725 Third Street	$19,333	$19,484
101 West Dickman Street	9,666	9,669
Other	1,521	1,524
	$30,520	$30,677
Our maximum exposure to our 1655 and 1725 Third Street unconsolidated VIE is limited to our investment in this VIE. With respect to our unconsolidated real estate joint venture at 101 West Dickman Street, we guarantee up to $6.7 million of the outstanding balance related to the VIE’s secured construction loan.
Below are key terms of unconsolidated real estate joint ventures’ secured loans as of March 31, 2026 (dollars in thousands):

				Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture	Maturity Date	Stated Rate			Aggregate Commitment	Debt Balance(2)
101 West Dickman Street	10/29/26	SOFR+1.95%	(3)	5.68%	$26,750	$19,048	58.4%
1655 and 1725 Third Street	2/10/35	6.37%		6.44%	500,000	496,967	10.0%
					$526,750	$516,015
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of March 31, 2026.
(3)This loan is subject to a fixed SOFR floor of 0.75%.

5.LEASES
Refer to “Lease accounting” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for information about lease accounting standards that set principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors).
Leases in which we are the lessor
As of March 31, 2026, we had 339 properties aggregating 35.8 million operating RSF in key cluster locations, including
Greater Boston, the San Francisco Bay Area, San Diego, Seattle, Maryland, Research Triangle, and New York City. We primarily focus on developing Class A/A+ properties in AAA life science innovation clusters that offer the scale and strategic design integral to our
Megacampus strategy. Strategically located near top academic and medical research institutions, our Megacampus ecosystems feature curated amenities and services and convenient access to transit, creating environments that help our tenants attract and retain top talent.
As of March 31, 2026, all leases in which we are the lessor were classified as operating leases, with the exception of one direct financing and one sales-type lease. Our leases are described below.
Operating leases
As of March 31, 2026, our 339 properties were subject to operating lease agreements. Five of these properties are subject to operating lease agreements that each contain a purchase option as described below:
(i)Two of these properties, representing two land parcels in the San Francisco Bay Area market, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 66.7 years.
(ii)Two operating properties in the Seattle market, held by a consolidated real estate joint venture, are subject to purchase options held by our partner in this joint venture, which is also a tenant at these properties. One purchase option allows our partner to purchase our 30% interest in one property for $40.0 million in 2031. Contingent upon the exercise of this option, the second purchase option allows our partner to purchase our 30% interest in one property for $69.1 million in 2034. Our partner’s remaining lease terms for these operating leases are 6.9 years and 18.5 years, respectively.
(iii)One property subject to an operating lease agreement contains a purchase option exercisable at fair market value in
March 2034.
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
Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of March 31, 2026 are outlined in the table below (in thousands):

Year	Amount
2026	$1,220,483
2027	1,494,928
2028	1,359,084
2029	1,261,862
2030	1,193,688
Thereafter	7,152,763
Total	$13,682,808
Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

5.LEASES (continued)
Direct financing and sales-type leases
As of March 31, 2026, we have one direct financing lease agreement, with a net investment balance of $42.8 million, for a parking structure with a remaining lease term of 66.7 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.
As of March 31, 2026, we also have one sales-type lease for a property in the Seattle market. As of March 31, 2026, the net investment in this lease is $16.6 million. At the end of the lease term in 2026, the property under this lease will transfer to the tenant for a sales price of approximately $18.0 million.
As of March 31, 2026, our estimated provision for expected credit loss related to our direct financing lease and sales-type lease aggregated $1.8 million, which was predominantly related to our direct financing lease. We estimate the provision for expected credit loss related to our direct financing lease using a probability of default methodology, which incorporates the borrower’s investment-
grade credit rating from S&P Global Ratings, to evaluate the probability of default. Additionally, we incorporate the projected value of the real estate securing the investments to estimate potential recoveries in the event of default, among other inputs. The estimate of the expected credit loss related to our sales-type lease was determined using historical industry losses and transaction-specific information, including the estimated fair value of the underlying real estate asset securing this transaction, the short-term nature of this lease, and other available information. For further details, refer to “Provision for expected credit losses” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
The components of our aggregate net investment in our direct financing and sales-type leases as of March 31, 2026 and
December 31, 2025 are summarized in the table below (in thousands):

	March 31, 2026	December 31, 2025
Gross investment in direct financing and sales-type leases	$265,618	$265,839
Less: unearned income on direct financing lease	(204,355)	(205,037)
Less: provision for expected credit losses	(1,817)	(1,817)
Net investment in leases	$59,446	$58,985
Future lease payments to be received under the terms of our direct financing and sales-type leases as of March 31, 2026 are outlined in the table below (in thousands):

Year	Total
2026	$18,225
2027	2,097
2028	2,160
2029	2,224
2030	2,291
Thereafter	238,621
Total	$265,618
Income from rentals
Our income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended March 31,
	2026	2025
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$640,659	$731,421
Direct financing and sales-type leases	964	810
Revenues subject to the lease accounting standard	641,623	732,231
Revenues subject to the revenue recognition accounting standard	11,390	10,944
Income from rentals	$653,013	$743,175

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
As of March 31, 2026, the present value of the remaining contractual payments aggregating $767.2 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $358.6 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $693.8 million. As of March 31, 2026, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 60 years, including extension options that we are reasonably certain to exercise, and the weighted-average discount rate was 4.7%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.
Ground lease obligations as of March 31, 2026 included leases for 31 of our properties, which accounted for approximately 9%
of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $5.0 million as of March 31, 2026, our ground lease obligations have remaining lease terms ranging from approximately 28 to
97 years, including extension options that we are reasonably certain to exercise.

5.LEASES (continued)
The reconciliation of future lease payments under noncancelable operating leases in which we are the lessee to the operating lease liability reflected in our unaudited consolidated balance sheet as of March 31, 2026 is in the table below (in thousands):

Year	Total
2026	$17,206
2027	21,650
2028	21,318
2029	20,825
2030	20,743
Thereafter	665,496
Total future payments under our operating leases in which we are the lessee	767,238
Effect of discounting	(408,628)
Operating lease liability	$358,610
Lessee operating costs
Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. For the three months ended March 31, 2026 and
2025, amounts paid and classified as operating activities in our unaudited consolidated statements of cash flows for leases in which we are the lessee aggregated $6.2 million and $144.6 million, respectively. The decrease is primarily due to the ground lease prepayment of $135.0 million made in January 2025 for a 24-year lease term extension to our existing ground lease agreement at the Alexandria
Technology Square® Megacampus in our Cambridge submarket.
Our operating lease obligations related to our office leases have remaining terms of up to 10 years, exclusive of extension options. For the three months ended March 31, 2026 and 2025, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Gross operating lease costs	$8,417	$12,359
Capitalized lease costs	(759)	(693)
Expenses for operating leases in which we are the lessee	$7,658	$11,666
6. CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash, cash equivalents, and restricted cash consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$418,720	$549,062
Restricted cash:
Development escrows	2,129	2,142
Security deposits	1,804	1,729
Other	732	822
	4,665	4,693
Total	$423,385	$553,755

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
As of March 31, 2026, we had nine investments in limited partnerships maintaining specific ownership accounts for each investor, which were accounted for under the equity method. These investments aggregated $367.9 million. Our ownership interest in each of these nine investments was greater than 5%.
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
Funding commitments to investments in privately held entities that report NAV
We are committed to funding approximately $327.8 million for our investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 12 years, with a weighted-average expiration of 8.0 years as of March 31,
2026. These investments are not redeemable by us, but we may receive distributions from these investments throughout their terms.
Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-
average remaining term during which these investments are expected to be liquidated was 5.5 years as of March 31, 2026.
The following tables summarize our investments as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$83,916	$34,674	$(16,514)	$102,076
Entities that report NAV	471,058	102,050	(38,132)	534,976
Entities that do not report NAV:
Entities with observable price changes	82,128	54,780	(10,991)	125,917
Entities without observable price changes	405,567	—	—	405,567
Investments accounted for under the equity method	N/A	N/A	N/A	367,883
Total investments	$1,042,669	$191,504	$(65,637)	$1,536,419

7.INVESTMENTS (continued)

	December 31, 2025
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$54,752	$44,319	$(4,143)	$94,928
Entities that report NAV	460,160	89,514	(37,298)	512,376
Entities that do not report NAV:
Entities with observable price changes	82,252	50,601	(9,615)	123,238
Entities without observable price changes	413,324	—	—	413,324
Investments accounted for under the equity method	N/A	N/A	N/A	357,383
Total investments	$1,010,488	$184,434	$(51,056)	$1,501,249
Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of March 31, 2026 aggregated to a loss of $125.7 million, which consisted of upward adjustments aggregating $54.8 million, downward adjustments aggregating $11.0 million, and impairments aggregating $169.5 million.
Our investment income (loss) for the three months ended March 31, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended March 31,
	2026		2025
Realized gains	$5,750	(1)	$18,153
Unrealized losses	(10,332)		(68,145)
Investment loss	$(4,582)	(2)	$(49,992)

(1)Consists of realized gains of $18.2 million, partially offset by impairment charges of $12.4 million during the three months ended March 31, 2026.
(2)Investment loss of $4.6 million for the three months ended March 31, 2026 also included $1.7 million of equity in losses of our equity method investments.
Additional details on our non-real estate investments still held as of the end of each period are presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Investments in privately held entities that do not report NAV still held as of the end of each period:
Upward adjustments	$6,044	$8,076
Downward adjustments and impairments	(13,154)	(17,052)
	$(7,110)	$(8,976)
Unrealized gains (losses) on non-real estate investments still held as of the end of each period (excluding equity method investments)	$3,877	$(37,398)
Refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

8. OTHER ASSETS
The following table summarizes the components of other assets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Acquired in-place leases	$189,108	$204,008
Deferred compensation plan	53,568	53,529
Deferred financing costs – unsecured senior line of credit	36,993	39,406
Deposits	28,472	28,618
Furniture, fixtures, equipment, and software	79,902	70,311
Net investment in leases	59,446	58,985
Notes receivable	260,167	258,033
Operating lease right-of-use assets	693,808	697,865
Other assets	87,894	87,036
Prepaid expenses	64,281	33,718
Property, plant, and equipment	129,504	130,263
Total	$1,683,143	$1,661,772
Notes receivable
Our notes receivable as of March 31, 2026 and December 31, 2025 consisted of the following (dollars in thousands):

	March 31, 2026
	Weighted-Average
Notes Receivable	Effective Interest Rate	Maturity Date	Balance	December 31, 2025
Secured by real estate assets in San Diego	9.9%	1/10/29	$245,204	$240,476
Secured by real estate assets in Greater Boston	6.2%	12/16/29	15,495	18,089
Less: provision for expected credit losses			(532)	(532)
Notes receivable			$260,167	$258,033
Our notes receivable represent held-to-maturity debt securities carried at amortized cost and are generally secured by real estate. Under the current expected credit losses accounting standard, we are required to estimate and, if necessary, recognize a provision for expected credit losses related to these notes. We do not have a history of losses on such securities; therefore, we utilize available information on historical losses for the commercial real estate industry. We determine expected credit losses for our notes receivable using historical industry losses and considering loan-specific information, including credit ratings of the borrowers, estimated fair values of underlying real estate assets, loan-to-value ratios, the presence of guarantors, and/or other available information. During the three months ended March 31, 2026, no adjustment to the provision for expected credit losses related to our notes receivable was required. The provision is evaluated on an ongoing basis, with any necessary adjustments recognized in the corresponding period.

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
Assets and liabilities measured at fair value on a recurring basis
The following table sets forth the assets and liabilities that we measure at fair value on a recurring basis by level in the fair value hierarchy as of March 31, 2026 and December 31, 2025 (in thousands). There were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the three months ended March 31, 2026.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments in publicly traded companies:
As of March 31, 2026	$102,076	$102,076	$—	$—
As of December 31, 2025	$94,928	$94,928	$—	$—
Cross-currency swap agreements:
As of March 31, 2026	$2,409	$—	$2,409	$—
Liabilities:
Cross-currency swap agreements:
As of December 31, 2025	$928	$—	$928	$—
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
Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of March 31, 2026 and
December 31, 2025, the carrying values of investments in privately held entities that report NAV aggregated $535.0 million and
$512.4 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standard. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV prepared by the general partner and reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments on our part.
Our cross-currency swap agreements are recognized at fair value. Refer to Note 2 – “Summary of significant accounting policies” and Note 11 – “Hedge agreements” to our unaudited consolidated financial statements for additional information.

9.FAIR VALUE MEASUREMENTS (continued)
Assets and liabilities measured at fair value on a nonrecurring basis
The following table sets forth the assets measured at fair value on a nonrecurring basis by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025 (in thousands).

			Fair Value Measurement Using
Description	Carrying Amount		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Real estate assets held for sale with carrying values adjusted to fair value less costs to sell:
As of March 31, 2026	$140,777	(1)	$—	$—		$140,777	(2)
As of December 31, 2025	$581,737	(1)	$—	$—		$581,737	(2)
Investments in privately held entities that do not report NAV:
As of March 31, 2026	$137,303		$—	$125,917	(3)	$11,386	(4)
As of December 31, 2025	$139,251		$—	$123,238	(3)	$16,013	(4)
(1)These amounts are included in the total balances of our net assets classified as held for sale aggregating $522.5 million and $581.7 million as of March 31, 2026 and
December 31, 2025, respectively, disclosed in Note 3 – “Investments in real estate,” and represent assets held for sale as of March 31, 2026 and December 31, 2025, for which impairments were recognized.
(2)These amounts represent the aggregate carrying amounts of assets held for sale after adjustments to their respective fair values less costs to sell based on executed purchase and sale agreements, letters of intent, valuations provided by third-party real estate brokers, or market comparables from recent transactions.
(3)These amounts represent the total carrying amounts of our equity investments in privately held entities with observable price changes, which are included in the investments balances of $1.54 billion and $1.50 billion in our unaudited consolidated balance sheets as of March 31, 2026 and December 31, 2025, respectively, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements.
(4)These amounts are included in the investments in privately held entities without observable price changes balances aggregating $405.6 million and $413.3 million as of
March 31, 2026 and December 31, 2025, respectively, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements, and represent the carrying amounts of investments in privately held entities that do not report NAV for which impairments have been recognized in accordance with the measurement alternative guidance described in “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
Real estate assets classified as held for sale measured at fair value less costs to sell
Our real estate assets classified as held for sale and measured at fair value less costs to sell are presented in the table above.
These properties represent a subset of our total real estate assets classified as held for sale as of March 31, 2026 and December 31,
2025. The fair values for these real estate assets were estimated based on executed purchase and sale agreements, letters of intent, valuations provided by third-party real estate brokers, or market comparables from recent transactions. Refer to “Investments in real estate” in Note 2 – “Summary of significant accounting policies” and “Assets held for sale” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information.
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

9.FAIR VALUE MEASUREMENTS (continued)
Assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed
The fair value of our unsecured senior notes payable and the amounts outstanding on our unsecured senior line of credit and commercial paper program were estimated using widely accepted valuation techniques, including discounted cash flow analyses using significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.
As of March 31, 2026 and December 31, 2025, the book and estimated fair values of our unsecured senior notes payable and the amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	March 31, 2026
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Unsecured senior notes payable	$11,166,009	$—	$10,096,063	$—	$10,096,063
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$1,353,986	$—	$1,354,081	$—	$1,354,081

	December 31, 2025
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Unsecured senior notes payable	$12,047,394	$—	$10,675,433	$—	$10,675,433
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$353,161	$—	$353,189	$—	$353,189
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, deposits, notes receivable, accounts payable, accrued expenses, and other short-term liabilities approximate their fair value.

10.SECURED AND UNSECURED SENIOR DEBT
The following table summarizes our outstanding indebtedness and respective principal payments remaining as of March 31, 2026 (dollars in thousands):

	Stated Rate	Interest Rate(1)		Maturity Date(2)		Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount)/ Premium
Debt						2026	2027	2028	2029	2030	Thereafter	Principal		Total
Unsecured senior line of credit and commercial paper program(3)	(3)	4.27%	(3)	1/22/30	(3)	$—	$—	$—	$—	$1,355,271	$—	$1,355,271	$(1,285)	$1,353,986
Unsecured senior notes payable	3.80%	3.96		4/15/26	(4)	350,000	—	—	—	—	—	350,000	(38)	349,962
Unsecured senior notes payable	3.95%	4.13		1/15/27		—	350,000	—	—	—	—	350,000	(426)	349,574
Unsecured senior notes payable	3.95%	4.07		1/15/28		—	—	425,000	—	—	—	425,000	(782)	424,218
Unsecured senior notes payable	4.50%	4.60		7/30/29		—	—	—	300,000	—	—	300,000	(749)	299,251
Unsecured senior notes payable	2.75%	2.87		12/15/29		—	—	—	400,000	—	—	400,000	(1,552)	398,448
Unsecured senior notes payable	4.70%	4.81		7/1/30		—	—	—	—	450,000	—	450,000	(1,594)	448,406
Unsecured senior notes payable	4.90%	5.05		12/15/30		—	—	—	—	700,000	—	700,000	(3,751)	696,249
Unsecured senior notes payable	3.375%	3.48		8/15/31		—	—	—	—	—	750,000	750,000	(3,543)	746,457
Unsecured senior notes payable	2.00%	2.12		5/18/32		—	—	—	—	—	900,000	900,000	(5,811)	894,189
Unsecured senior notes payable	1.875%	1.97		2/1/33		—	—	—	—	—	1,000,000	1,000,000	(6,023)	993,977
Unsecured senior notes payable	2.95%	3.07		3/15/34		—	—	—	—	—	800,000	800,000	(6,287)	793,713
Unsecured senior notes payable	4.75%	4.88		4/15/35		—	—	—	—	—	500,000	500,000	(4,385)	495,615
Unsecured senior notes payable	5.50%	5.66		10/1/35		—	—	—	—	—	550,000	550,000	(6,162)	543,838
Unsecured senior notes payable	5.25%	5.41		3/15/36		—	—	—	—	—	750,000	750,000	(11,130)	738,870
Unsecured senior notes payable	5.25%	5.38		5/15/36		—	—	—	—	—	400,000	400,000	(3,681)	396,319
Unsecured senior notes payable	4.85%	4.93		4/15/49		—	—	—	—	—	300,000	300,000	(2,727)	297,273
Unsecured senior notes payable	4.00%	3.91		2/1/50		—	—	—	—	—	390,801	390,801	5,463	396,264
Unsecured senior notes payable	3.00%	3.09		5/18/51		—	—	—	—	—	352,398	352,398	(4,454)	347,944
Unsecured senior notes payable	3.55%	3.64		3/15/52		—	—	—	—	—	475,406	475,406	(6,233)	469,173
Unsecured senior notes payable	5.15%	5.26		4/15/53		—	—	—	—	—	500,000	500,000	(7,316)	492,684
Unsecured senior notes payable	5.625%	5.71		5/15/54		—	—	—	—	—	600,000	600,000	(6,415)	593,585
Unsecured debt weighted-average interest rate/Total		4.06%				$350,000	$350,000	$425,000	$700,000	$2,505,271	$8,268,605	$12,598,876	$(78,881)	$12,519,995

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Refer to footnote 3 on the following page.
(4)In April 2026, we repaid our 3.80% unsecured senior notes payable upon maturity. No gain or loss was incurred in connection with this repayment.

10.SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our unsecured senior debt and amounts outstanding under our unsecured senior line of credit and commercial paper program as of March 31, 2026 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt				Weighted-Average
						Interest		Remaining Term (in years)
			Total		Percentage	Rate(1)
Unsecured senior notes payable	$11,166,009	$—	$11,166,009		89.2%	4.03%		10.7
Unsecured senior line of credit and commercial paper program	—	1,353,986	1,353,986	(2)	10.8	4.27	(2)	3.8	(3)
Total/weighted average	$11,166,009	$1,353,986	$12,519,995		100.0%	4.06%		10.0	(3)
Percentage of total debt	89.2%	10.8%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)As of March 31, 2026, we had no outstanding balance on our unsecured senior line of credit and $1.35 billion of commercial paper notes outstanding.
(3)We calculate the weighted-average remaining term of our commercial paper notes by using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper notes, the consolidated weighted-average maturity of our debt is 9.6 years. The commercial paper notes sold during the three months ended March 31, 2026 were issued at a weighted-average yield to maturity of 4.08% and had a weighted-average maturity term of 13 days.
Issuance and repayments of unsecured senior notes payable
In February 2026, we completed tender offers to repurchase an aggregate debt principal amount of approximately $1.33 billion of a portion of our outstanding 4.00% Senior Notes due 2050, 3.00% Senior Notes due 2051, and 3.55% Senior Notes due 2052. Cash
consideration paid was $952.2 million. The repurchase was primarily funded through the issuance of $750.0 million of 5.25% unsecured senior notes due 2036, and approximately $200 million of short-term borrowings under our commercial paper program. In connection with the debt repurchase, we recognized a gain on early extinguishment of debt aggregating $366.4 million, including the write-off of unamortized debt issuance costs and other transaction-related costs.
In January 2026, we repaid $300.0 million of 4.30% unsecured senior notes payable upon maturity. No gain or loss was incurred in connection with this repayment.
In April 2026, we repaid $350.0 million of 3.80% unsecured senior notes payable upon maturity. No gain or loss was incurred in connection with this repayment.
$5.0 billion unsecured senior line of credit
As of March 31, 2026, our unsecured senior line of credit, which matures in 2030, including extension options under our control, had aggregate commitments of $5.0 billion, and bore an interest rate of SOFR plus 0.835%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.14% based on the aggregate commitments outstanding.
Based on achievement of certain annual sustainability metrics, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.
During the three months ended March 31, 2026, we achieved certain annual sustainability targets, as described in our unsecured senior line of credit agreement, which reduced the borrowing rate by four basis points for a one-year period to SOFR plus
0.835%, from SOFR plus 0.875%, and reduced the facility fee by one basis point to 0.14% from 0.15%. As of March 31, 2026, we had no outstanding balance on our unsecured senior line of credit.
$2.50 billion commercial paper program
Our commercial paper program allows us to issue up to $2.50 billion of commercial paper notes that bear interest at short-term fixed rates with a maturity of generally 30 days or less and a maximum maturity of 397 days from the date of issuance. This program is back-stopped by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to the amount of commercial paper notes outstanding. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes, which may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. During the three months ended March 31, 2026, the notes were issued at a weighted-average yield to maturity of 4.08% and had a weighted-average maturity term of 13 days. As of March 31, 2026, we had $1.35 billion outstanding under our commercial paper program.

10.SECURED AND UNSECURED SENIOR DEBT (continued)
Interest expense
The following table summarizes interest expense for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest incurred	$134,557	$130,941
Capitalized interest	(69,973)	(80,065)
Interest expense	$64,584	$50,876
11. HEDGE AGREEMENTS
We have fixed-to-fixed cross-currency swap agreements designated as net investment hedges to mitigate the impact of fluctuations in the USD–CAD exchange rate. The hedges were deemed effective on the commencement date. As of March 31, 2026, the aggregate notional amount of the swaps was CAD $340.0 million, and the corresponding total USD notional was approximately
$246.8 million. Under the terms of the swap agreements, USD fixed interest amounts are payable to us and CAD fixed interest amounts are payable to the counterparty. The swap agreements mature on April 30, 2026. As of March 31, 2026, the hedge relationships remained highly effective. Refer to “Hedge accounting” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.
The tables below summarize the fair value of our cross-currency swap agreements designated as net investment hedges and the impact on our consolidated financial statements. Amounts are presented in USD (in thousands).
Fair value of cross-currency swap agreements designated as net investment hedges

Balance Sheet Location	March 31, 2026	December 31, 2025
Other assets	$2,409	$—
Other liabilities	$—	$928
Effect on consolidated other comprehensive income

	Location in Consolidated Statement of Comprehensive Income	Three Months Ended March 31, 2026
Total unrealized gains recognized in other comprehensive income	Unrealized gains on foreign currency translation, net	$3,337
Effect on consolidated statements of operations

	Location in Consolidated Statement of Operations	Three Months Ended March 31, 2026
Total gain recognized in net income(1)	Other income	$2,779
(1)Represents net interest expense settlements and interest rate forward points excluded from assessment of hedge effectiveness. Refer to “Hedge accounting” in Note 2 –
“Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.
As of March 31, 2026, a majority of our assets in Canada were designated as held for sale. Unrealized gains or losses related to our cross-currency swap agreements will be reclassified from accumulated other comprehensive income into net income upon sale or substantially complete liquidation of our real estate investments in Canada.

12. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES
The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of March 31,
2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable and accrued expenses	$368,098	$510,580
Accrued construction	243,411	314,836
Acquired below-market leases	126,697	133,033
Conditional asset retirement obligations	34,267	34,342
Deferred rent liabilities	16,090	14,659
Operating lease liability	358,610	360,543
Unearned rent and tenant security deposits	860,519	876,252
Other liabilities	147,090	152,828
Total	$2,154,782	$2,397,073
As of March 31, 2026 and December 31, 2025, our conditional asset retirement obligations primarily consisted of the soil and groundwater remediation liabilities associated with certain properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, requires remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys; subsurface sampling; and other testing. We recognize a liability for the fair value of a conditional asset retirement obligation when the fair value of the liability can be reasonably estimated. In addition, environmental laws and regulations subject our tenants, and potentially us, to liability that may result from our tenants’ routine handling of hazardous substances and wastes as part of their operations at our properties. As of March 31, 2026, we are not aware of any additional environmental liability that we believe would require additional disclosures or recognition in our consolidated financial statements.

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
In addition, from time to time, we enter into forward equity sales agreements. We consider the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares were outstanding, are included in the denominator of basic EPS. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding – diluted using the treasury stock method. As of March 31, 2026, no forward equity sales agreements were outstanding.
The table below reconciles the numerators and denominators of the basic and diluted EPS computations for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net income	$398,377	$38,662
Net income attributable to noncontrolling interests	(36,724)	(47,601)
Net income attributable to unvested RSAs with nonforfeitable dividends	(2,779)	(2,660)
Numerator for basic and diluted EPS – net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$358,874	$(11,599)

Denominator for basic EPS – weighted-average shares of common stock outstanding	170,598	170,522
Dilutive effect of unvested RSAs with forfeitable dividends	269	—
Denominator for diluted EPS – weighted-average shares of common stock outstanding	170,867	170,522
Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$2.10	$(0.07)
Diluted	$2.10	$(0.07)

14.STOCKHOLDERS’ EQUITY
Common equity transactions
Common stock repurchase program
On December 8, 2025, we announced that our Board of Directors authorized a new common stock repurchase program that allows for the repurchase of up to $500.0 million of our common stock through December 31, 2026. This new program replaced our prior stock repurchase program. As of the date of this report, no repurchases have been made under the new program and $500.0 million remains available for future share repurchases.
ATM common stock offering program
In February 2024, we entered into an ATM common stock offering program that allows us to sell up to an aggregate of
$1.50 billion of our common stock.
During the three months ended March 31, 2026, we had no activity under our ATM program. As of March 31, 2026, the remaining aggregate amount available under our ATM program for future sales of common stock was $1.47 billion.
Dividends
During the three months ended March 31, 2026, we declared cash dividends on our common stock aggregating $125.5 million, or $0.72 per share.
Accumulated other comprehensive loss
The change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders during the three months ended March 31, 2026 was entirely due to net unrealized losses of $1.5 million on foreign currency translation related to our operations primarily in Canada.
The change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders for the three months ended March 31, 2026 was primarily due to unrealized foreign currency translation losses of $4.9 million related to our operations in Canada and partially offset by $3.3 million of unrealized gains resulting from the changes in the fair value of our cross-
currency swap agreements due to the weakening of the Canadian dollar. Refer to Note 11 – “Hedge agreements” to our unaudited consolidated financial statements for additional information.
Common stock, preferred stock, and excess stock authorizations
Our charter authorizes the issuance of 400.0 million shares of common stock, of which 170.7 million shares were issued and outstanding as of March 31, 2026. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of March 31, 2026. In addition, 200.0 million shares of “excess stock” (as defined in our charter)
are authorized, none of which were issued and outstanding as of March 31, 2026.

15.SEGMENT INFORMATION
We are a life science REIT focused on developing, redeveloping, and operating properties that provide space for lease to tenants primarily in the life science industry. Our properties are leased predominantly through triple-net lease agreements and share key characteristics, including generic and reusable improvements, consistent lease structures, and business and financial strategy. All properties are located within North America, predominantly in the U.S., and operate within a comparable regulatory environment.
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
Evaluation of economic similarity and aggregation of operating segments
In accordance with the segment reporting accounting standard, we evaluate the economic similarity of our operating segments. Seven of our nine operating segments exhibit consistent long-term economic characteristics, including similar historical long-
term NOI margins, which are also expected to remain similar in the future. Additionally, these markets share similar operational characteristics, including nature of services provided (i.e., leasing, operating, developing, and redeveloping life science properties), tenant base (i.e., a variety of tenants involved in the life science industry), methods of operation (i.e., consistent lease structures, property management practices, and business strategies), nature of the regulatory environment (consistent across North America, where all our operating segments are located). Based on shared economic characteristics, we have aggregated our seven operating segments into one reportable segment for segment reporting purposes. The remaining operating segments, which do not meet the aggregation criteria and individually do not meet the quantitative thresholds to qualify as reportable segments, were included in the “all other” category in the tables below.
The following table presents the reportable segment profit or loss measure, NOI, for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Reportable segment revenues:
Revenues from external customers	$621,259	$699,199
Other income	4,535	6,527
Reportable segment total revenues	625,794	705,726
Reportable segment total rental operating expenses	(212,658)	(212,436)
Reportable segment net operating income (reportable segment profit or loss)	$413,136	$493,290
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

	Three Months Ended March 31,
	2026	2025
Reconciliation of reportable segment revenues to consolidated total revenues:
Reportable segment total revenues	$625,794	$705,726
All other revenues	45,228	52,432
Consolidated total revenues	$671,022	$758,158
Reconciliation of reportable segment total rental operating expenses to consolidated rental operations:
Reportable segment total rental operating expenses	$(212,658)	$(212,436)
All other rental operating expenses	(11,484)	(13,959)
Consolidated rental operations	$(224,142)	$(226,395)
Reconciliation of reportable segment net operating income to consolidated net losses:
Reportable segment net operating income (reportable segment profit or loss)	$413,136	$493,290
All other revenues	45,228	52,432
All other rental operating expenses	(11,484)	(13,959)
Other items not allocated to segments:
General and administrative	(34,685)	(30,675)
Interest expense	(64,584)	(50,876)
Depreciation and amortization	(305,441)	(342,062)
Impairment of real estate	(5,499)	(32,154)
Equity in losses of unconsolidated real estate joint ventures	(147)	(507)
Investment loss	(4,582)	(49,992)
Gain on early extinguishment of debt	366,435	—
Gain on sale of real estate	—	13,165
Consolidated net income	$398,377	$38,662

	March 31, 2026	December 31, 2025
Reconciliation of reportable segment assets to consolidated investments in real estate assets:
Reportable segment investments in real estate	$27,660,991	$27,510,082
All other investments in real estate	1,169,125	1,179,914
Consolidated investments in real estate	$28,830,116	$28,689,996
16.SUBSEQUENT EVENTS
In April 2026, we repaid $350.0 million of 3.80% unsecured senior notes payable upon maturity. No gain or loss was incurred in connection with this repayment.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking statements
Certain information and statements included in this quarterly report on Form 10-Q, including, without limitation, statements containing the words “forecast,” “guidance,” “goals,” “projects,” “estimates,” “anticipates,” “believes,” “expects,” “intends,” “may,” “plans,”
“seeks,” “should,” “targets,” or “will,” or the negative of those words or similar words, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as
amended. Forward-looking statements involve inherent risks and uncertainties regarding events, conditions, and financial trends that may affect our future plans of operations, business and financial strategy, results of operations, and financial position. A number of important factors could cause actual results to differ materially from those included within or contemplated by the forward-looking statements, including, but not limited to, the following:
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
This list of risks and uncertainties is not exhaustive. Additional information regarding risk factors that may affect us is included under Part I; “Item 1A. Risk factors”; and “Item 7. Management’s discussion and analysis of financial condition and results of operations” in our annual report on Form 10-K for the year ended December 31, 2025 and under respective sections in this quarterly report on Form 10-Q. Readers of this quarterly report on Form 10-Q should also read our other documents filed publicly with the SEC for further discussion regarding such factors.

Overview
We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® company, is a best-in-class, mission-driven life science
REIT making a positive and lasting impact on the world. With our founding in 1994, Alexandria pioneered the life science real estate niche. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative Megacampus ecosystems in
AAA life science innovation cluster locations, including Greater Boston, the San Francisco Bay Area, San Diego, Seattle, Maryland,
Research Triangle, and New York City. As of March 31, 2026, Alexandria has a total market capitalization of $20.44 billion and an asset base that includes 35.8 million RSF of operating properties and 3.4 million RSF of Class A/A+ properties undergoing construction.
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
As of March 31, 2026:
•Investment-grade or publicly traded large cap tenants represented 55% of our annual rental revenue;
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
•Approximately 92% of our leases (on an annual rental revenue basis) provided for the recapture of capital expenditures
(such as HVAC maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases; and
•78% of our leasing activity during the last twelve months was generated from our existing tenant base.
A key element of our business and financial strategy is our unique focus on Class A/A+ properties primarily located in collaborative Megacampus ecosystems in AAA life science innovation clusters. Our Megacampus ecosystems are designed for optionality and scalability, offering our tenants a clear path to address their growth requirements, including through our future developments and redevelopments. Strategically located near top academic and medical research institutions and equipped with curated amenities and services and convenient access to transit, our Megacampus ecosystems are designed to support our tenants in attracting and retaining top talent and in meeting our tenants’ growth needs, which we believe is a key driver of tenant demand for our properties. Our strategy also includes drawing upon our deep, broad, and long-standing real estate and life science industry relationships in order to retain tenants, identify and attract new and leading tenants, and source additional real estate.

Executive summary
Operating results

	Three Months Ended March 31,
	2026	2025
Net income (loss) attributable to Alexandria’s common stockholders – diluted:
In millions	$358.9	$(11.6)
Per share	$2.10	$(0.07)
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$295.9	$392.0
Per share	$1.73	$2.30
For additional information, refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria
Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations.”
A best-in-class REIT with a high-quality, diverse tenant base, strong margins, and long lease terms

(As of March 31, 2026, unless stated otherwise)
Occupancy of operating properties	87.7%
Percentage of total annual rental revenue in effect from Megacampus platform	78%
Percentage of total annual rental revenue in effect from investment-grade or publicly traded large cap tenants	55%

Adjusted EBITDA margin for the three months ended March 31, 2026	66%
Percentage of leases containing annual rent escalations	97%

Weighted-average remaining lease term:
Top 20 tenants	9.9	years
All tenants	7.5	years

Strong tenant collections(1):
Rents and receivables for the three months ended March 31, 2026, collected as of the date of this report	99.9%
(1)Refer to “Tenant Collections” under “Definitions and reconciliations” for additional details.
Strong and flexible balance sheet with significant liquidity; top 15% credit rating ranking among all publicly traded U.S. REITs
•Net debt and preferred stock to Adjusted EBITDA of 6.8x and fixed-charge coverage ratio of 3.4x for the three months ended
March 31, 2026 annualized, with targets for the three months ending December 31, 2026 annualized of 5.6x-6.2x and
3.6x-4.1x, respectively.
•We expect improvement in our quarter annualized net debt and preferred stock to Adjusted EBITDA ratio in the second half of 2026 as we complete dispositions and sales of partial interests.
•As of March 31, 2026:
•Our credit ratings from S&P Global Ratings and Moody’s Ratings were BBB+ and Baa1, respectively, which rank in the top
15% among all publicly traded U.S. REITs.
•Significant liquidity of $4.17 billion, or 3.7x of our debt maturities through 2028.
•Only 9% of our total debt matures through 2028.
•10.0-year weighted-average remaining debt term, the longest among S&P 500 REITs.
•Total debt and preferred stock to gross assets of 31%.

Solid leasing of development and redevelopment space
•Leasing volume of 647,356 RSF during the three months ended March 31, 2026.
•Leasing of development and redevelopment space aggregating 117,935 RSF during the three months ended March 31,
2026, up 135% from the prior five quarter average, excluding a build-to-suit lease executed in July 2025 with a long-
standing multinational pharmaceutical tenant.
•From April 1, 2026 through the date of this report, we have executed leases and/or letters of intent aggregating
276,188 RSF related to our development and redevelopment pipeline.
•72% of our leasing activity during the three months ended March 31, 2026 was generated from our existing tenant base.

Three Months Ended March 31, 2026
Leasing activity in RSF:
Leasing of development and redevelopment space	117,935
Leasing of previously vacant space	148,734
Lease renewals and re-leasing of space	380,687
647,356
Lease renewals and re-leasing of space:
Rental rate increase	(15.0)%
Rental rate increase (cash basis)	(15.8)%

•Excluding the impact of one lease aggregating 47,719 RSF at 480 Arsenal Street in our Cambridge/Inner Suburbs submarket, rental rates for renewed and re-leased space for the three months ended March 31, 2026 would have decreased by 10.1%
and 9.1% (cash basis). The space at 480 Arsenal Street was re-leased to an entertainment studio user to accommodate their expansion needs and secure a long-term extension. In addition, the reorientation of this building layout provides flexibility to market the remaining available space to a broader range of user demand.
Key operating metrics
•Total revenues of $671.0 million, down 11.5%, for the three months ended March 31, 2026, compared to $758.2 million for the three months ended March 31, 2025. Excluding dispositions completed after January 1, 2025, total revenues would have decreased by 5.1% for the three months ended March 31, 2026 compared to the three months ended March 31, 2025.
•Net operating income (cash basis) of $1.7 billion for the three months ended March 31, 2026, annualized, decreased by
$300.6 million, or 15.2%, compared to the three months ended March 31, 2025, annualized.
•Change in net operating income (cash basis) reflects the impact of operating properties disposed of after January 1, 2025.
Excluding these dispositions, net operating income (cash basis), annualized, for the three months ended March 31, 2026, would have decreased by 8.9%.
•Same property net operating income decreased by 11.9% and 11.7% (cash basis) for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
•The quarter-over-quarter decline was due to a decrease in same property occupancy, primarily driven by the previously disclosed 2026 key lease expirations aggregating 657,492 RSF that became vacant during the three months ended March
31, 2026, with a weighted-average lease expiration date of January 2026, and by vacancy during the three months ended
December 31, 2025 at one property aggregating 170,618 RSF at Alexandria Center® for Advanced Technologies – South
San Francisco in our South San Francisco submarket. We expect our same property performance to improve in the second half of 2026, primarily due to changes in same property occupancy, including the anticipated delivery of 1.1 million
RSF of vacant space that was leased but not yet delivered as of March 31, 2026, which has a weighted-average expected delivery date of approximately September 2026, and is expected to generate annual rental revenue of approximately $68 million.
•Same properties average occupancy for the three months ended March 31, 2026 was 88.9%, compared to 94.0% average same properties occupancy for the three months ended March 31, 2025.
Continued successful reduction and management of general and administrative expenses
•General and administrative expenses for the three months ended March 31, 2026 aggregated $34.7 million, which represents a decrease of $7.4 million, or 18%, compared to the quarterly average for 2024. For the trailing twelve months ended
March 31, 2026, general and administrative expenses as a percentage of net operating income were 6.0%, approximately half the average of other S&P 500 REITs for 2023–2025.
•During the year ended December 31, 2025, we achieved general and administrative expense reduction of $51.3 million, or
30%, compared to the year ended December 31, 2024, primarily as a result of cost-control and efficiency initiatives. Some of these cost savings were temporary, and we anticipate that approximately half of the cost reduction achieved in 2025 will continue in 2026.

Dividend strategy to share net cash flows from operating activities with stockholders while retaining a significant portion for reinvestment
•Common stock dividend declared of $0.72 per share for the three months ended March 31, 2026, consistent with the preceding quarter. The declared dividend per common share reflects our commitment to maintaining the strength of our balance sheet, enhancing financial flexibility, preserving liquidity, and sharing cash flows with our stockholders.
•Significant net cash provided by operating activities, as adjusted, retained for reinvestment aggregating $2.60 billion for the years ended December 31, 2022 through 2025 and the midpoint of our 2026 guidance range.
•Dividend yield of 6.2% as of March 31, 2026 and dividend payout ratio of 42% for the three months ended March 31, 2026.
Ongoing execution of Alexandria’s capital recycling strategy
We plan to continue funding a significant portion of our capital requirements for the year ending December 31, 2026 through dispositions of land, non-core assets, and core assets (primarily sales of partial interests).

(dollars in millions)	Sales Price	%
Completed and pending transactions subject to non-refundable deposits, signed letters of intent, and/or sale agreement negotiations as of the date of this report	$151	5%
Identified and in process	2,181	75%
Additional projected	568	20%
2026 guidance midpoint for dispositions and sales of partial interests	$2,900
Occupancy and leasing progress on temporary vacancy

Operating occupancy as of December 31, 2025	90.9%
Reduction in occupancy related to previously disclosed key lease expirations during the three months ended March 31, 2026	(1.9)	(1)
Other changes in occupancy	(1.3)	(2)
Operating occupancy as of March 31, 2026	87.7
Vacant space leased but not yet delivered	3.2	(3)
Operating occupancy as of March 31, 2026, including vacant space leased but not yet delivered	90.9%
(1)Represents previously disclosed key lease expirations aggregating 657,492 RSF, with a weighted-average lease expiration date of January 2026 and prior annual rental revenue of approximately $41.6 million. These vacant spaces are currently 48% leased or under negotiation and the remaining 52% is being actively marketed for re-
lease.
(2)Includes i) 139,408 RSF, or 0.4%, resulting from spaces vacated by tenants winding down operations, which are being actively marketed for re-lease and ii) delivery of
50,531 vacant RSF, or 0.2%, at our 10075 Barnes Canyon Road development project located at our SD Tech by Alexandria Megacampus.
(3)Represents temporary vacancies aggregating 1.1 million RSF, primarily in the Greater Boston, San Francisco Bay Area, and Seattle markets, that are leased and expected to be occupied upon completion of building and/or tenant improvements. The weighted-average expected delivery date is approximately September 2026, with expected annual rental revenue of approximately $68 million.
Key capital metrics as of or for the three months ended March 31, 2026
•$20.44 billion in total market capitalization.
•$7.92 billion in total equity capitalization.
•Non-real estate investments aggregating $1.54 billion:
•Unrealized gains presented in our consolidated balance sheet were $125.9 million, comprising gross unrealized gains and losses aggregating $191.5 million and $65.6 million, respectively.
•Investment loss of $4.6 million for the three months ended March 31, 2026 presented in our consolidated statement of operations consisted of $18.2 million of realized gains, $10.3 million of unrealized losses, and $12.4 million of impairment charges.

Key capital events
•In February 2026, we completed tender offers to repurchase an aggregate debt principal amount of $1.33 billion across a portion of our outstanding 4.00% Senior Notes due 2050, 3.00% Senior Notes due 2051, and 3.55% Senior Notes due 2052.
Cash consideration paid was $952.2 million. In connection with the debt repurchase, we recognized a gain on early extinguishment of debt of approximately $366.4 million, including the write-off of unamortized debt issuance costs and other transaction-related costs.
•We funded the repurchases as follows:
•$750.0 million through the issuance of 5.25% unsecured senior notes due 2036; and
•Approximately $200 million through short-term borrowings under our commercial paper program, which will be repaid through planned dispositions and sales of partial interests included in our 2026 guidance.
•The repurchase reduced debt and improved leverage by approximately 0.2x.
•This transaction did not have a significant impact to our FFO per share diluted, as adjusted, interest expense, or fixed-
charge coverage ratio.
•Following this transaction, our weighted-average remaining term of debt as of March 31, 2026 is 10.0 years, which continues to be the longest among S&P 500 REITs.
•In January 2026 and April 2026, we repaid, upon maturity, $300.0 million of 4.30% unsecured senior notes payable and
$350.0 million of 3.80% unsecured senior notes payable, respectively. These repayments were funded temporarily with borrowings under our commercial paper program, which will be repaid through planned dispositions and sales of partial interests included in our 2026 guidance. No gain or loss was incurred in connection with these repayments.
•Under our common stock repurchase program authorized in December 2025, we may repurchase up to $500.0 million of our common stock through December 31, 2026. As of the date of this report, no shares have been repurchased.
Reduction of capital spend and funding needs
•We are evaluating the business and financial strategy for certain projects aggregating 1.6 million RSF to reduce future construction funding requirements within our active pipeline.
•Driven by demand for our Megacampuses and access to amenities at our 311 Arsenal Street and 3000 Minuteman Road redevelopment projects, we executed letters of intent aggregating 242,408 RSF in April 2026. These letters of intent are for lower-cost alternative uses for all or a portion of these projects, including advanced technology. If we are successful in executing these potential leases, we expect to evaluate whether all or a portion of these projects will be placed back into operation without the need to further redevelop.
•Non-income-producing assets are 17% as a percentage of gross assets, a reduction of 3% since December 31, 2024;
targeting a further reduction to 11% to 16% by December 31, 2026.
Alexandria’s development and redevelopment pipeline is anticipated to deliver $92 million of incremental annual net operating income by 4Q26 primarily from projects that are 93% leased/negotiating.
•Annual net operating income (cash basis) from recently delivered projects is expected to increase by $25 million upon the burn-off of initial free rent, which has a weighted-average remaining period of approximately four months.
•77% of the RSF in our total development and redevelopment pipeline is within our Megacampus ecosystems.

Development and Redevelopment Projects	Incremental Annual Net Operating Income		RSF		Leased/ Negotiating Percentage
(dollars in millions)
Expected to be placed into service:
Second quarter of 2026 through fourth quarter of 2026	$92	(1)	601,589	(2)	93%	(3)
Fiscal years 2027 through 2028	93		1,258,004		68%
	$185
(1)Includes expected partial deliveries through 2026 from projects expected to stabilize in 2027-2028, including speculative future leasing that is not yet fully committed. Refer to the initial and stabilized occupancy years under “New Class A/A+ development and redevelopment properties: under construction” in Item 2 for additional information.
(2)Represents the RSF of projects expected to stabilize in 2026. Does not include RSF for partial deliveries through 2026 from projects expected to stabilize in
2027-2028.
(3)Represents the current leased/negotiating percentage of the 601,589 RSF of development and redevelopment projects that are expected to stabilize in 2026.

Trends that may affect our future results
Currently identified key market trends and uncertainties that had or may have a negative effect on our business are discussed below. Although we seek to minimize the risks posed by these trends and uncertainties as discussed in the mitigating factors section below, there can be no assurance that these measures will be successful in preventing material impacts on our future results of operations, financial position, and cash flows. Refer to “Item 1A. Risk factors” within Part I in our annual report on Form 10-K for the year ended December 31, 2025 for discussion of additional risks we face.
New supply and reduced demand for life science space may continue to negatively affect our rental rates, occupancy, and operating results.
•Influx of supply. During and after the COVID-19 pandemic, the shift toward hybrid and remote work arrangements as well as exceptionally strong demand for life science space, driven by public health urgency and supported by historically low interest rates, prompted certain office and other real estate investors to repurpose underutilized office spaces into laboratory facilities, initiating a wave of new development activity across the sector. Our success and the success of other laboratory operators prompted new and existing developers to commence speculative redevelopment and/or development laboratory projects in anticipation of demand for such facilities. These conversion and speculative development projects have contributed to a significant influx of new laboratory properties in our top three markets—Greater Boston, San Diego, and the San Francisco
Bay Area. Life science real estate availability in these top markets—measured as the percentage of life science RSF available relative to total life science RSF—rose to approximately 29% during 2025, from approximately 4% in 2021. This surge created supply that materially exceeded current demand. As pandemic-driven urgency faded, the amount of available space became the dominant factor influencing tenant activity, with absorption unable to match the influx of supply.
•Decrease in demand. Adding to these challenges, life science tenant demand—after reaching historically high levels in 2021—
has moderated significantly. The average tenant demand, measured by life science tenants’ RSF requirements, has declined by more than 60% during 2025 compared to 2021 across our top three markets: Greater Boston, San Francisco Bay Area, and
San Diego. This reflected a shift from extraordinary tenant demand driven by pandemic-related urgency to levels more consistent with historical pre-pandemic norms, particularly those observed during 2016-2018. Importantly, this shift occurred amid substantially higher available supply, as discussed above, further negatively impacting occupancy and rental rates in top markets.
Exacerbating the recent demand trend, the life science industry faced an unusual convergence of macroeconomic, regulatory, policy, and political challenges in 2025 which persist today, all of which are critical facets of the life science industry. These included consequential shifts in leadership at the Health and Human Services agency (“HHS”), tariff-related measures, operational, leadership, and staff disruptions at the NIH and the FDA, threatened reductions in NIH funding of biomedical research and proposals to limit NIH funding of indirect grant costs, heightened scrutiny of pharmaceutical pricing, and increased global competition from China, discussed below. Collectively, these factors, including those described below, increased uncertainty, leading tenants to defer leasing commitments and expansion decisions pending greater clarity. As a result, absorption of available space has been notably slower.
◦Prolonged biotech bear market and capital constraints. The life science sector experienced the fifth consecutive year of a broad-based biotech bear market in 2025. Life science venture capital fundraising declined to its lowest level since
2016, reducing overall levels of venture capital funds available to deploy in the future. Life science venture funds also continued to be highly risk averse, focusing investments on clinical-stage and asset-based opportunities that may not drive significant laboratory space needs. The initial public offering market for biotech companies has remained largely closed, eliminating a key source of liquidity and growth capital. Elevated interest rates have further constrained access to debt and equity financing. These factors have slowed company formation, reduced headcount growth, and delayed laboratory expansion decisions, directly impacting leasing demand for specialized life science space.
◦Regulatory and policy factors affecting absorption. At the same time, the regulatory environment experienced significant disruption. The FDA saw more than 50% turnover in senior leadership during the first half of 2025, accompanied by employee layoffs and delays in regulatory review decisions. Changing expectations related to clinical trial requirements and flexibility for rare diseases with large unmet needs created additional uncertainty around development timelines for certain regulated products. These conditions have reduced some tenants’ near-term confidence in expansion and capital investment decisions.
Biomedical research institutions have faced increased uncertainty around federal funding policies throughout 2025. The proposed 15% cap on NIH institutional indirect grant spending, subsequently ruled unlawful by an appellate court, raised concerns for biomedical research institutions about the ability to recover infrastructure and operating costs, which materially constrained incremental real estate demand among certain federally supported entities.

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
information.
•Impact on our business. The surge in supply and decrease in demand have led to industry-wide elevated vacancy rates, slower leasing activity, pressure on rental rates, higher lease concessions, and increased competition for tenants. Our operating occupancy declined from 90.9% as of December 31, 2025 to 87.7% as of March 31, 2026, and we project our operating occupancy to be approximately 87.0% as of December 31, 2026, representing the midpoint of our guidance range for occupancy percentage in North America as of December 31, 2026.
To remain competitive, we have realized lower rental rate changes on renewed and re-leased spaces and have offered more tenant improvement allowances or additional tenant concessions, including free rent, to retain existing tenants, or attract new tenants. We project our rental rate changes on renewed and re-leased spaces to be approximately (5.0)% for the year ending
December 31, 2026, representing the midpoint of our guidance range. Furthermore, to maintain long-term tenant relationships and sustain occupancy levels within our core assets, our existing operating properties may require additional revenue- and non-revenue-enhancing capital expenditures earlier than typically expected.
The table below reflects a trend of increasing revenue- and non-revenue-enhancing capital expenditures, including tenant improvement expenditures. The table also presents the trend, on a per RSF basis, of increasing tenant improvements, leasing commissions, and free rent concessions, and of less favorable changes in rental rates related to our renewed/re-leased spaces, as well as decreases in our operating occupancy (dollars in thousands, except per RSF amounts):

	Revenue- and Non-Revenue- Enhancing Capital Expenditures	Tenant Improvements/ Leasing Commissions per RSF	Free Rent Concessions per Annum (leases executed in trailing 12 months)	Rental Rate Changes (on renewed/ re-leased spaces)	Operating Occupancy (as of each period end)
2024	$273,377	$46.89	0.7 months	16.9%	94.6%
2025	$324,293	$55.34	1.5 months	7.0%	90.9%
Three months ended March 31, 2026	$164,382	$59.92	2.0 months	(15.0)%	87.7%
Midpoint of 2026 guidance range	$510,000	N/A		(5.0)%	87.0%
Additionally, we have key lease expirations with expected downtime in 2026, primarily in the Greater Boston, San Francisco
Bay Area, and San Diego markets, aggregating 747,383 RSF as of March 31, 2026 with a weighted-average lease expiration date of June 2026. These spaces are expected to become vacant at lease expiration and re-leased to new tenants. We expect downtime on the 747,383 RSF to be approximately 6 to 24 months on a weighted-average basis. In addition, we have identified 1.5 million RSF of key lease expirations in 2027 that are expected to have downtime of approximately 6 to 24 months on a weighted-average basis. Considering elevated new laboratory supply in these markets, there can be no assurance that we will be able to re-lease some or all of this space on acceptable terms, without significant capital expenditures, or within anticipated time frames, even at reduced rates.
As of March 31, 2026, we anticipate that 1.9 million RSF of our projects undergoing construction will be placed into service from April 1, 2026 through 2028 and will generate $185 million in future incremental annual net operating income. These projects are 77% leased or under lease negotiations as of March 31, 2026. Furthermore, we have additional 1.6 million RSF of projects under evaluation which are 23% leased or under lease negotiations. For these projects, we are evaluating business and financial strategy, including continuing construction, repositioning for office or other non-laboratory use, selling, or pausing development or redevelopment. If we decide to sell or pause, such actions could be dilutive to our funds from operations and operating metrics. Alternatively, if we decide to invest limited capital, we may place some or all of these projects into operations, which could temporarily reduce our operating occupancy until the projects are leased and occupied.
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
The effective execution of our development and redevelopment activities is contingent on access to the capital required to fund these projects. We expect funding for construction spending in 2026 to aggregate $1.75 billion at the midpoint of our 2026 guidance range for construction spending. This includes significant remaining construction costs to complete our active pipeline and anticipated increases in both revenue- and non-revenue-enhancing capital expenditures in our operating portfolio.
As a result, our capital plan and leverage management strategy have increased our reliance on real estate dispositions and sales of partial interests to generate capital. However, current real estate market conditions, including lower property valuations and increased capitalization rates, will likely adversely affect the timing and pricing of such transactions.
•Lower property valuations and increased capitalization rates. A portion of our projected construction spending and other uses of capital is expected to be funded through dispositions and sales of partial interests in core, land, and non-core real estate assets. Real estate investments are generally less liquid than many other investment types, which can present challenges in selling our properties in a timely manner or at desirable prices, especially in an environment of oversupply.
In addition to the factors discussed above specifically affecting demand for life science space, broader real estate demand has also been impacted by macroeconomic conditions, particularly elevated interest rates. Following the onset of the COVID-19 pandemic, the U.S. Federal Reserve reduced the federal funds target range to 0%–0.25% in March 2020 and maintained that near-zero range until March 2022. To address inflation concerns, the U.S. Federal Reserve then increased the target range rapidly, reaching 5.25%–5.50% in July 2023, where it remained for an extended period. Although the U.S. Federal Reserve reduced the federal funds target range to 4.25%–4.50% during 2024, and to 3.50%–3.75% during 2025, interest rates remain elevated. This continues to limit access to debt and/or equity financing for prospective buyers of real estate assets. All other aspects being equal, such challenges for buyers contribute to an excess of properties available for sale, which exerts downward pressure on property valuations and elevates capitalization rates, adversely impacting the sales proceeds we can generate from our real estate asset sales.
The oversupply of life science real estate assets, discussed above, combined with high interest rates and reduced market liquidity, has contributed to a prolonged period of lower property valuations and higher capitalization rates, resulting in significant real estate impairments and making it more challenging to execute asset sales within the expected timelines and at favorable pricing. In 2026, we expect to complete dispositions and sales of partial interests of approximately $2.90 billion at the midpoint of our 2026 guidance range. However, we may not be able to achieve this and/or other targets disclosed in our 2026 guidance as a result of the uncertainties discussed in this section as well as in “Item 1A. Risk factors” within “Part II – Other information” of this quarterly report on Form 10-Q and “Item 1A. Risk factors” within Part I in our annual report on Form 10-K for the year ended December 31, 2025.
The table below presents total dispositions and a trend of increasing impairments of real estate and capitalization rates associated with dispositions and sales of partial interests in our real estate assets over the last several years (dollars in thousands), which is partly attributable to the quality of core and non-core assets sold during each period.

	Aggregate Sales Price of Dispositions and Sales of Partial Interests	Impairment of Real Estate	Capitalization Rates(1)	Capitalization Rates (Cash Basis)(1)
2024	$1,382,453	$223,068	7.7%	6.5%
2025	$1,813,778	$2,202,818	7.7%	7.5%	(2)
Three months ended March 31, 2026	$—	$5,499	N/A
Midpoint of 2026 guidance range	$2,900,000	(3)
(1)Capitalization rates are calculated only for stabilized operating assets sold. Refer to “Capitalization rates” under “Definitions and reconciliations” for additional information.
(2)Represents the weighted-average capitalization rate for stabilized operating assets sold in 2025, which accounted for only 20% of the aggregate sales price of dispositions and sales of partial interests in 2025.
(3)We are not able to forecast impairments or capitalization rates for future periods without unreasonable effort due to the inherent difficulty of forecasting the timing and amount of transactions that depend on market conditions outside of our control.
For additional information about our dispositions and real estate impairments recognized during the three months ended March
31, 2026, refer to “Sales of real estate assets and impairment of real estate” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1.

For 2026, we have established a disposition program with expected sales of approximately $2.90 billion at the midpoint of our
2026 guidance range for real estate dispositions and sales of partial interests.
In 2026 we are committed to dispose of certain assets classified as held for sale with an aggregate book value of
$522.5 million as of March 31, 2026. To achieve the midpoint of our 2026 guidance range of $2.90 billion for dispositions and sales of partial interests, we continue to evaluate a significant number of disposition targets, including non-core operating properties, both stabilized and unstabilized, and land parcels.
Under GAAP, real estate assets are evaluated for impairment upon indication of potential impairment:
•For real estate assets held and used, impairments are recognized if the sum of expected future undiscounted cash flows, including estimated proceeds from eventual disposition, is less than the carrying amount. In such cases, the carrying amount is reduced to estimated fair value.
•For real estate assets held for sale, impairments are recognized if fair value less costs to sell is less than the carrying amount.
•In evaluating potential disposition targets that do not meet the criteria for held for sale classification, we apply a probability-weighted approach, and in each case, no impairment charge is currently required.
If circumstances change, including changes in expected cash flows, capitalization rates, or market conditions, we may incur additional material real estate impairments in 2026. For additional information on accounting for real estate impairments, refer to “Impairment of long-lived assets” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1.
We expect to substantially complete our large-scale non-core asset sales program in 2026. As of March 31, 2026, 78% of our annual rental revenue is from our Megacampus platform, and we expect this percentage to continue to grow over time, in part through our disposition program.
•Increased cost and limited availability of capital. Our 2026 guidance assumes a reduction of our outstanding debt by approximately $1.68 billion, at the midpoint of our 2026 guidance range.
•In February 2026, we completed tender offers to repurchase an aggregate debt principal amount of $1.33 billion across a portion of our outstanding 4.00% Senior Notes due 2050, 3.00% Senior Notes due 2051, and 3.55% Senior
Notes due 2052. The tender offers were completed at an average discount of approximately 28%, for a total cash payment of $952.2 million, resulting in the extinguishment of approximately $380 million of debt. We funded the
$952.2 million payment through the issuance of $750.0 million of 5.25% unsecured senior notes due 2036 and approximately $200 million of short-term borrowings under our commercial paper program.
•In January 2026 and April 2026, we repaid, upon maturity, $300.0 million of 4.30% unsecured senior notes and
$350.0 million of 3.80% unsecured senior notes, respectively. These repayments, aggregating $650 million, were temporarily funded through borrowings under our commercial paper program.
Although we repaid a portion of our outstanding debt during 2026, these repayments have been fully financed through the issuance of new debt. As a result, we have not yet made progress toward our targeted $1.68 billion net debt reduction.
Accordingly, achievement of this target debt reduction remains dependent on our ability to generate proceeds during 2026 from planned real estate dispositions and sales of partial interests.
These expectations assume our ability to execute our planned real estate dispositions and partial interest sales on acceptable terms. If we are unable to sell real estate assets at our targeted prices or within our expected timeframes, we may need to reduce the projected amount of debt repayment, delay the timing of such repayment, and/or increase our reliance on additional debt financing to fund the approximately $1.75 billion of construction spending, based on the midpoint of our 2026 guidance range. Elevated interest rates may result in debt financing options that are costlier, less accessible, or even unavailable, potentially limiting our ability to complete our development and redevelopment projects on schedule and thereby delaying our expected incremental annual net operating income generation.
The table below reflects interest rates related to unsecured senior notes payable that we have issued over the last several years and in February 2026 (dollars in thousands). There is no assurance that high debt costs will not continue into the future.

	Unsecured Senior Notes Payable Issued	Interest Rate(1)
2024	$1,000,000	5.57%
2025	$550,000	5.66%
February 2026 issuance	$750,000	5.41%
(1)Includes amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

•Capitalized Interest.
The table below presents gross interest expense, capitalized interest, and interest expense (in thousands):

	Gross Interest Expense	Capitalized Interest	Interest Expense
2024	$516,799	$(330,961)	$185,838
2025	$557,122	$(330,424)	$226,698
Three months ended March 31, 2026	$134,557	$(69,973)	$64,584
Midpoint of 2026 guidance range	$505,000	$(245,000)	$260,000
For 2026, we expect capitalized interest of approximately $245 million at the midpoint of our guidance range. The decrease compared to 2025 reflects our actions taken in response to the market conditions, including re-evaluating certain projects, ceasing or pausing certain pre-construction activities on land and uncommitted projects to conserve capital, and disposing of certain assets. As a result, we expect our interest expense to increase to approximately $260 million (at the midpoint of our
2026 guidance range) in 2026 from $226.7 million in 2025. Continued macroeconomic and capital market pressures may necessitate further reevaluation of our plans, including temporary suspension of our construction projects, delay of future projects, or the sale of non-income-producing properties, which could further reduce our capitalized interest and increase interest expense.
•Volatility in the valuation of non-real estate investments. We hold strategic investments in publicly traded companies and privately held entities primarily involved in the life science industry. These investments are subject to market-and sector-
specific risks that can substantially affect their valuation. Like many other industries, the life science industry is susceptible to macroeconomic challenges, such as ongoing economic and geopolitical uncertainty and a tighter capital environment. These factors may lead to increased volatility in the valuation of our non-real estate investments.
In such an environment, distributions from our investments—which we may receive as dividends, as liquidation distributions from our investments in limited partnerships, or as a result of mergers and acquisitions involving our privately held investees—
may be limited and could result in lower realized gains. Gross unrealized gains related to our non-real estate investments held as of March 31, 2026, December 31, 2025, and December 31, 2024 aggregated to $191.5 million, $184.4 million, and $228.1 million, respectively. These unrealized amounts are subject to market fluctuations and may not ultimately be realized. We may not receive distributions from our investments or may face difficulties in monetizing our non-real estate investments at optimal prices. There can be no assurance that we will be able to realize gains in the future. In periods with limited or no realized gains, our FFO per share, as adjusted, may be adversely affected.
For the three months ended March 31, 2026, we recognized $18.2 million in realized gains on non-real estate investments and are projecting realized gains of $75 million in 2026 at the midpoint of our guidance range. During the three months ended
March 31, 2026, we also recognized impairment charges and unrealized losses that reflect continued valuation pressures. The table below presents components of investment income (loss) on our non-real estate investments (in thousands):

	Non-Real Estate Investments
	Realized Gains	Significant Realized Losses	Impairments	Unrealized (Losses) Gains	Investment Loss
2024	$117,214	$—	$(58,090)	$(112,246)	$(53,122)
2025	$115,722	$(103,329)	$(95,716)	$26,980	$(56,343)
Three months ended March 31, 2026	$18,198	$—	$(12,448)	$(10,332)	$(4,582)
Midpoint of 2026 guidance range	$75,000	N/A(1)
(1)We are not able to forecast investment income (loss) of future periods without unreasonable effort and therefore do not provide the information on a forward-
looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control.
Unfavorable market conditions could also lead to additional impairments of our investments in privately held entities that do not report NAV per share, as well as other‑than‑temporary impairments of our non‑real‑estate investments accounted for under the equity method.

The realization of any of the foregoing risks could continue to have material adverse impacts on our revenues and operating performance, including but not limited to our income from rentals, net operating income, results of operations, funds from operations, operating margins, initial stabilized yields (unlevered) on new or existing construction projects, occupancy, rental rates, EPS, FFO per share, FFO per share, as adjusted, and net cash provided by operating activities, as adjusted. These impacts have adversely affected, and could continue to adversely affect, our Adjusted EBITDA, which in turn may continue to negatively impact our key metrics such as
Adjusted EBITDA margin, net debt and preferred stock to Adjusted EBITDA, and fixed-charge coverage ratios. This may also impact our credit ratings and credit rating outlooks. To preserve liquidity and mitigate an increase to our net debt and preferred stock to
Adjusted EBITDA ratio resulting from declines in Adjusted EBITDA, we may seek additional capital by pursuing additional sales of real and non-real estate assets, or through equity offerings, which could be dilutive to existing stockholders. A reduction in earnings and/or net cash provided by operating activities, as adjusted, could potentially necessitate or make advisable a reduction in our dividends per share, as determined by our board of directors. Any of the foregoing could further negatively affect our business and the market value of our common stock.
•Mitigating factors:
•Reinforcing the Megacampus platform as our core growth engine. We believe our Megacampus strategy represents our most powerful competitive advantage in an oversupplied life science real estate market. Our Megacampus ecosystems are large-scale environments designed to meet the evolving needs of the world’s leading scientific and technological organizations, located in life science innovation hubs in close proximity to top academic and medical research institutions. This proximity is a key driver of tenant demand. These campuses are used in two distinct ways: (i) to house the research operations of our tenants, and (ii) to recruit and retain the best talent available from a limited pool, which underscores why their scale, strategic design, and location are critical. With our Megacampus ecosystems, we aim to provide a superior set of amenities, services, and access to transit. With inspiring design and people-centric amenities, we believe these campuses enhance our tenants’ confidence in using these spaces as effective recruiting tools. In contrast, we believe that a significant amount of the competitive supply in the market today consists of isolated facilities that provide operational space but lack the scale and strategic design that our Megacampus ecosystems deliver.
Our Megacampus ecosystems, which offer both high visibility and a clear path for growth, are designed for scalability to accommodate our tenants’ growth. Our future development and redevelopment projects aggregate 21.9 million RSF as of
March 31, 2026, of which 77% is concentrated within our Megacampus ecosystems. Their strategic locations and path for growth serve as powerful incentives for tenants to lease space from us.
We believe our Megacampus strategy has enabled us to capture a greater share of available leasing demand relative to competitors in our core life science markets, even as overall supply has increased. The strength of this strategy is reflected in the 2026 performance metrics below, achieved despite challenging macroeconomic, regulatory, policy, and geopolitical environments:
•Occupancy of 87.7% as of March 31, 2026:
•Outperforms market occupancy levels in our top three markets: Greater Boston, San Francisco Bay Area, and
San Diego.
•Additional 3.2% occupancy is expected from temporary vacancies aggregating 1.1 million RSF (3.2% of total operating RSF) as of March 31, 2026. These vacant spaces are currently leased and are expected to become occupied upon completion of building and/or tenant improvements, with a weighted‑average expected occupancy date of September 2026. These spaces are primarily located in our Greater Boston, San Francisco Bay Area, and Seattle markets and are expected to generate annual rental revenue of approximately $68 million upon lease commencement.
•93% of development and redevelopment projects under construction that are expected to stabilize in 2026 are leased or under lease negotiation.
•Expected incremental annual net operating income from projects anticipated to be placed into service from the second quarter of 2026 to the end of 2028:
•$92 million from deliveries in remaining quarters of 2026.
•$93 million from 2027-2028 deliveries.
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
Key indicators of our brand strength include the following:
•As of March 31, 2026, 78% of our leasing activity during the last twelve months was from our existing tenant base.
•As of March 31, 2026, 87% of our top 20 tenant annual rental revenue was derived from investment-grade or publicly traded large cap companies.
•Our tenant collections have remained consistently high, averaging 99.8% since the beginning of 2021 through
March 31, 2026.

•Prudent financial management. Our strong and flexible balance sheet and prudent balance sheet management are key factors in our ability to navigate macroeconomic uncertainties and capitalize on new opportunities. The strength of our financial position is highlighted by several key indicators:
•Our significant liquidity of $4.17 billion as of March 31, 2026 provides us the flexibility to address our operational needs and to pursue strategic opportunities.
•We expect to self-fund a large portion of our capital requirements through the following sources in 2026:
•$525 million in net cash provided by operating activities, as adjusted, at the midpoint of our 2026 guidance range.
•$120.0 million in capital contributions to fund construction expected from our existing consolidated real estate joint venture partners from April 1, 2026 through 2027 and beyond.
•$2.90 billion from dispositions and sales of partial interests in real estate assets at the midpoint of our 2026 guidance range.
•As of March 31, 2026, our credit ratings from S&P Global Ratings and Moody’s Ratings were BBB+ and Baa1, respectively, which rank in the top 15% among all publicly traded U.S. REITs.
•Net debt and preferred stock to Adjusted EBITDA ratio target is 5.6x to 6.2x for the fourth quarter of 2026, annualized.
•As of March 31, 2026, our fixed-rate debt represents 89.2% of our total debt, which provides predictability in debt servicing costs. Since 2022, our quarter-end fixed-rate debt has averaged 96.4%.
•Our debt maturity schedule is well laddered, which provides us with financial flexibility and reduces short-term refinancing risks. As of March 31, 2026, only 9% of our debt matures through 2028.
•As of March 31, 2026, the weighted-average remaining term of our debt is 10.0 years, which is the longest among
S&P 500 REITs, and demonstrates our strategic approach to debt management and our focus on maintaining manageable annual debt maturities.
•Operational excellence of our team. Alexandria focuses on operational excellence in the direct asset management and operations of our Labspace® asset base. Our asset management and operations team is composed of highly experienced, educated, and professionally credentialed facilities specialists. This expertise, essential in ensuring a secure and efficient environment for groundbreaking scientific research, has been cultivated and maintained over many years.
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
•Proactive reduction in capital spending and funding needs. To address higher capital costs and slower market absorption, we implemented a disciplined reduction in construction spending. Based on the midpoint of our 2026 guidance range, our average annual construction spending is expected to decrease to approximately $1.74 billion for
2024–2026, representing a reduction of approximately $1.02 billion, or 37%, compared to the 2021–2023 average.
Our 2026 construction spending is primarily focused on:
•Leasing vacant space at operating properties
•Completing active committed construction projects
•Limiting future pipeline pre-construction activity
This strategy supports a more self-funded capital plan while preserving flexibility for future growth opportunities.
•Decrease in general and administrative expenses. Over the past several years, we have implemented comprehensive measures to reduce our expenditures across our organization, including our general and administrative expenses, by implementing a variety of cost-control and efficiency initiatives, including, but not limited to:
•Personnel-related matters, including:
•Reduction in headcount over the last two years.
•Restructuring of various compensation plans.
•Streamlining of business processes:
•Implementation of systems upgrades, process improvements, and smarter technology.
•Renegotiation of contracts related to legal, technology, and operational support services, and elimination of redundancies through better alignment and consolidation of roles.

As a result, we have achieved the following outcomes:
•During the three months ended March 31, 2026, general and administrative expenses aggregated
$34.7 million, which represents a decrease of $7.4 million, or 18%, compared to the quarterly average for
2024.
•We expect $76 million of cumulative savings in 2025 and 2026 (based upon the midpoint of our guidance range for 2026 general and administrative expenses), compared to 2024.
•For the trailing twelve months ended March 31, 2026, our general and administrative expenses as a percentage of net operating income were 6.0%, approximately half the average of other S&P 500 REITs for
2023–2025.
We believe the mitigating factors discussed above will help us manage prolonged market volatility while maintaining the flexibility to act on strategic opportunities. Through disciplined execution of non-core asset recycling, targeted capital allocation, continued focus on our Megacampus platform, moderated construction spending, and preservation of balance sheet strength, we are building a resilient platform designed to deliver sustainable future growth and value creation across multiple cycles. We believe these actions position us to emerge from the current cycle in a position of strength.

Operating summary

Same Property Performance: Net Operating Income Changes		Rental Rate Changes: Renewed/Re-Leased Space

Margins(3)		Favorable Lease Structure(4)
Operating	Adjusted EBITDA	Strategic Lease Structure by Owner and Operator of Collaborative Megacampus Ecosystems
67%	66%	Increasing cash flows
		Percentage of leases containing annual rent escalations	97%
		Stable cash flows
Long-Duration Lease Terms(5)		Percentage of triple net leases	91%
9.9 Years	7.5 Years	Lower capex burden
		Percentage of leases providing for the recapture of capital expenditures	92%
Top 20 Tenants	All Tenants

Net Debt and Preferred Stock to Adjusted EBITDA(6)		Fixed-Charge Coverage Ratio(6)

(2)
(1)
(1)
(2)
5.6x to 6.2x
3.6x to 4.1x

Refer to “Same properties” and “Definitions and reconciliations” in Item 2 for additional details. “Definitions and reconciliations” contains the definitions of “Fixed-charge coverage ratio,” “Net debt and preferred stock to Adjusted EBITDA,”, “Net operating income”, and “Adjusted EBITDA” and their respective reconciliations from the most directly comparable financial measures presented in accordance with GAAP.
(1)Refer to footnote 1 under “Same properties” in Item 2 for additional details.
(2)Refer to footnote 2 under “Leasing activity” in Item 2 for additional details.
(3)For the three months ended March 31, 2026.
(4)Percentages calculated based on our annual rental revenue in effect as of March 31, 2026.
(5)Represents the weighted-average remaining term based on annual rental revenue in effect as of March 31, 2026.
(6)Quarter annualized.

Stable Cash Flows From Our High-Quality, Diverse Tenant Mix

Investment-Grade or Publicly Traded Large Cap Tenants

87%	55%
of ARE’s Top 20 Tenant Annual Rental Revenue	of ARE’s Total Annual Rental Revenue

Life Science Product,
Service, and Device

Multinational
Pharmaceutical

Public Biotechnology -
Approved or Marketed
Product

Other

Advanced Technologies

Public Biotechnology -
Preclinical or Clinical Stage

Government Institutions

Biomedical Institutions

Private Biotechnology

(1)
(2)
(3)
Percentage of ARE’s
Annual Rental Revenue
As of March 31, 2026. Annual rental revenue represents amounts in effect as of March 31, 2026. Refer to “Definitions and reconciliations” in Item 2 for additional information.
(1)Represents the percentage of our annual rental revenue generated by professional services, finance, construction/real estate companies, and retail-related tenants.
(2)76% of our annual rental revenue from advanced technologies tenants is from investment-grade or publicly traded large cap tenants.
(3)81% of our annual rental revenue from biomedical institutions is from investment-grade or publicly traded large cap tenants.

Leasing activity
The following table summarizes our leasing activity at our properties:

	Three Months Ended				Year Ended
	March 31, 2026				December 31, 2025
(Dollars per RSF)	Including Straight-Line Rent		Cash Basis		Including Straight-Line Rent		Cash Basis
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	(15.0)%	(2)	(15.8)%	(2)	7.0%		3.5%
New rates	$49.88		$53.43		$52.71		$53.66
Expiring rates	$58.67		$63.42		$49.27		$51.87
RSF	380,687				2,543,473
Tenant improvements/leasing commissions	$59.92	(2)			$55.34
Weighted-average lease term	8.4 years				9.0 years

Previously vacant/developed/redeveloped space leased
New rates	$53.34		$52.10		$72.30		$67.56
Previously vacant RSF	148,734				944,362
Developed/redeveloped RSF(3)	117,935				704,821	(4)
Weighted-average lease term	14.0 years				13.8 years

Leasing activity summary (totals):
New rates	$51.30		$52.88		$60.42		$59.13
RSF	647,356				4,192,656
Weighted-average lease term	12.0 years				11.9 years

Lease expirations(1)
Expiring rates	$56.43		$62.28		$54.22		$55.56
RSF	1,340,809	(5)			4,460,081
Leasing activity includes 100% of results for properties in North America in which we have an investment.
(1)Excludes month-to-month leases aggregating 103,632 RSF and 58,516 RSF as of March 31, 2026 and December 31, 2025, respectively. During the trailing twelve months ended March 31, 2026, we granted free rent concessions averaging 2.0 months per annum.
(2)Includes the impact of one lease aggregating 47,719 RSF at 480 Arsenal Street in our Cambridge/Inner Suburbs submarket, which was signed to an entertainment studio user to accommodate their expansion needs and secure a long-term extension. The reorientation of the building layout needed to accommodate the tenant also provides flexibility to market the remaining available space to a broader range of user demand. Excluding this lease, rental rates for renewed and re-leased space for the three months ended March 31, 2026 would have decreased by 10.1% and 9.1% (cash basis) and tenant improvements and leasing commissions would have been
$46.18 per RSF.
(3)Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 for additional information, including total project costs.
(4)Includes the largest life science lease in company history, executed in July 2025 with a long-standing multinational pharmaceutical tenant. The 16-year expansion build-to-suit lease aggregates 466,598 RSF and is located at the Campus Point by Alexandria Megacampus in our University Town Center submarket. Excluding this lease, developed/redeveloped space for the year ended December 31, 2025 was 238,223 RSF.
(5)Includes previously disclosed 2026 key lease expirations aggregating 657,492 RSF that became vacant during the three months ended March 31, 2026, with a weighted-average lease expiration date of January 2026.

Summary of contractual lease expirations
The following table summarizes the contractual lease expirations at our properties as of March 31, 2026:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Annual Rental Revenue
2026 (2)	1,485,686	4.9%	$55.84	4.6%
2027	3,367,997	11.2%	$56.51	10.5%
2028	3,687,608	12.3%	$49.66	10.1%
2029	1,831,388	6.1%	$44.65	4.5%
2030	2,446,190	8.1%	$42.70	5.8%
2031	3,562,366	11.8%	$54.91	10.8%
2032	886,704	2.9%	$57.83	2.8%
2033	2,177,834	7.2%	$50.72	6.1%
2034	2,727,148	9.1%	$66.91	10.1%
2035	1,042,126	3.5%	$58.19	3.4%
Thereafter	6,868,641	22.9%	$82.42	31.3%
Contractual lease expirations for properties classified as held for sale as of March 31, 2026 are excluded from the information on this page.
(1)Amounts in effect as of March 31, 2026.
(2)Excludes month-to-month leases aggregating 103,632 RSF as of March 31, 2026.  Refer to “Leasing activity” in Item 2 for additional details.

The following tables present our lease expirations by market for the remainder of 2026 and for 2027, as of March 31, 2026:

	2026 Contractual Lease Expirations (in RSF)
Market	Leased	Negotiating/ Anticipating	Remaining Expiring Leases	Total(2)		Annual Rental Revenue (per RSF)(1)

Greater Boston	119,822	11,894	110,339	242,055		$42.93
San Francisco Bay Area	4,908	21,671	115,876	142,455		74.74
San Diego	—	—	104,945	104,945		57.70
Seattle	10,553	12,908	39,002	62,463		24.74
Maryland	8,155	—	48,302	56,457		26.82
Research Triangle	41,518	11,913	19,783	73,214		43.58
New York City	—	—	36,501	36,501		103.49
Texas	—	—	—	—		—
Non-cluster/other markets	—	—	20,213	20,213		57.70
Subtotal	184,956	58,386	494,961	738,303		51.86
Key lease expirations with expected downtime	17,271	81,642	648,470	747,383	(3)	59.77
Total	202,227	140,028	1,143,431	1,485,686		$55.84
Percentage of expiring leases	14%	9%	77%	100%

	2027 Contractual Lease Expirations (in RSF)
Market	Leased	Negotiating/ Anticipating	Remaining Expiring Leases	Total		Annual Rental Revenue (per RSF)(1)

Greater Boston	50,375	24,386	110,518	185,279		$67.27
San Francisco Bay Area	1,873	8,927	183,000	193,800		72.78
San Diego	—	62,415	335,515	397,930		45.00
Seattle	9,435	93,839	305,254	408,528		47.30
Maryland	—	—	191,188	191,188		30.63
Research Triangle	30,696	—	283,614	314,310		34.13
New York City	—	—	100,787	100,787		97.97
Texas	—	65,551	26,160	91,711		26.10
Non-cluster/other markets	—	—	—	—		—
Subtotal	92,379	255,118	1,536,036	1,883,533		49.28
Key lease expirations with expected downtime	—	—	1,484,464	1,484,464	(4)	65.64
Total	92,379	255,118	3,020,500	3,367,997		$56.51
Percentage of expiring leases	3%	8%	89%	100%
Contractual lease expirations for properties classified as held for sale as of March 31, 2026 are excluded from the information on this page.
(1)Amounts in effect as of March 31, 2026.
(2)Excludes month-to-month leases aggregating 103,632 RSF as of March 31, 2026.  Refer to “Leasing activity” in Item 2 for additional details.
(3)Represents 2026 key lease expirations with expected downtime aggregating 747,383 RSF with a weighted-average expiration date of June 2026 and annual rental revenue aggregating $44.7 million as of March 31, 2026. This includes i) 137,316 RSF generating $13.3 million of annual rental revenues at Alexandria Stanford Life
Science District, where we are evaluating a redevelopment for advanced technology space, ii) 108,136 RSF generating $8.1 million of annual rental revenues at
Alexandria Center® at One Kendall Square, where expected downtime is primarily driven by tenant relocations to other ARE-developed properties, and iii) 99,271 RSF generating $7.9 million of annual rental revenues at Alexandria Center® for Life Science – Eastlake, where the tenant is also relocating to another ARE-developed property. Additionally, we have identified prospective tenants or are in early discussions for 111,983 RSF in our Greater Boston and San Francisco Bay Area markets. We continue to evaluate business plans and re-leasing strategies for these projects to maximize occupancy and rental revenue. We expect weighted-average downtime to be approximately 6 to 24 months.
(4)Represents space with an annual rental revenue of $97.4 million, with a weighted-average lease expiration date of February 2027, and a weighted-average downtime of approximately 6 to 24 months. Of the expiring 1.5 million RSF, we have identified prospective tenants or are in early discussions for 532,585 RSF. Compared to the information previously reported as of December 31, 2025, 2027 key lease expirations increased primarily due to a 232,902-RSF lease expiration with a single tenant at our Alexandria Center® for Life Science – Waltham Megacampus with $27.0 million of annual rental revenue, for which we no longer expect the tenant to renew. Other key considerations of this expiring 1.5 million RSF include:

Progress on 2027 Key Lease Expirations
36%	61%	533K RSF
of ARR Relocating to ARE Development/ Redevelopment Projects	Average RSF Expansion by Relocating Tenants	Under Negotiation (36% of Expiring RSF)
Located on Megacampuses
(based on RSF)
Laboratory Space
(based on RSF)

Top 20 tenants
87% of Top 20 Tenant Annual Rental Revenue Is From Investment-Grade
or Publicly Traded Large Cap Tenants(1)
Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for greater than
5.8% of our annual rental revenue in effect as of March 31, 2026. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of March 31, 2026 (dollars in thousands, except average market cap amounts):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)		Percentage of Annual Rental Revenue(1)	Investment-Grade Credit Ratings		Average Market Cap (in billions)

	Tenant							Moody’s	S&P
1	Bristol-Myers Squibb Company	5.9		1,226,762	$107,021		5.8%	A2	A	$102.8
2	Eli Lilly and Company	9.2		1,053,592	92,049		5.0	Aa3	A+	$826.6
3	Moderna, Inc.	12.7		462,100	71,571		3.9	—	—	$12.4
4	AstraZeneca PLC	5.9		611,326	55,480		3.0	A1	A+	$255.3
5	Takeda Pharmaceutical Company Limited	10.6		386,111	41,673		2.3	Baa1	BBB+	$48.9
6	Eikon Therapeutics, Inc.(2)	13.2		299,638	38,907		2.1	—	—	$0.7
7	Illumina, Inc.	5.6		792,687	29,977		1.6	Baa3	BBB	$16.6
8	United States Government	4.4		414,499	29,334	(3)	1.6	Aaa	AA+	$—
9	Uber Technologies, Inc.	56.5	(4)	1,009,188	27,865		1.5	Baa1	BBB	$178.6
10	Boston Children's Hospital	11.0		309,231	26,294		1.4	Aa2	AA	$—
11	Novartis AG	2.2	(5)	321,743	25,111		1.4	Aa3	AA-	$273.6
12	Sanofi	4.8		267,278	22,045		1.2	Aa3	AA	$119.9
13	Alphabet Inc.	2.1		418,600	21,837		1.2	Aa2	AA+	$2,946.3
14	New York University	6.3		218,983	21,073		1.1	Aa2	AA-	$—
15	Massachusetts Institute of Technology	3.8		242,428	20,529		1.1	Aaa	AAA	$—
16	Charles River Laboratories, Inc.	9.4		238,938	20,045		1.1	—	—	$8.1
17	Merck & Co., Inc.	7.8		308,356	19,610		1.1	Aa3	A+	$231.2
18	Vaxcyte, Inc.	8.8		230,755	18,672		1.0	—	—	$5.5
19	Altos Labs, Inc.(6)	15.0		158,990	18,407		1.0	—	—	$—
20	Amgen Inc.	9.7		317,157	18,181		1.0	Baa1	BBB+	$167.7
	Total/weighted-average	9.9	(4)	9,288,362	$725,681		39.4%
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
(1)Based on total annual rental revenue in effect as of March 31, 2026.
(2)Eikon Therapeutics, Inc. is a public biotechnology company led by Roger Perlmutter, a biopharmaceutical executive who previously served as an executive vice president of Merck & Co., Inc. As of December 31, 2025, the company held $336 million in cash and marketable securities.
(3)Includes leases, which are not subject to annual appropriations, with governmental entities such as the NIH and the General Services Administration. Approximately 2% of
the annual rental revenue derived from our leases with the United States Government is cancellable prior to the lease expiration date.
(4)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) in our Mission Bay submarket owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue from our unconsolidated real estate joint ventures. Excluding these ground leases, the weighted-average remaining lease term for our top 20 tenants was 8.1 years as of March 31, 2026.
(5)Includes one lease at 100 Technology Square at Alexandria Technology Square® Megacampus in our Cambridge submarket aggregating 255,441 RSF, which generates annualized rental revenue of $21.0 million and expires in March 2028. We are actively marketing the space for re-lease.
(6)Altos Labs, Inc. is a private biotechnology company led by Hal Barron, M.D., former Chief Scientific Officer and President, R&D at GlaxoSmithKline. Altos Labs launched with $3.0 billion in private funding in 2022, and is backed by a group of prominent investors.

Locations of properties
Our properties are strategically located in AAA life science innovation cluster markets. The following table sets forth the total
RSF, number of properties, and annual rental revenue in effect as of March 31, 2026 in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	9,338,588	566,673	1,361,372	11,266,633	29%	63	$697,286	38%	$89.09
San Francisco Bay Area	6,083,765	212,657	84,157	6,380,579	16	52	332,008	18	69.11
San Diego	6,225,980	893,525	—	7,119,505	18	61	295,434	15	53.67
Seattle	2,846,292	227,577	—	3,073,869	8	39	120,494	7	48.21
Maryland	3,676,566	—	—	3,676,566	9	47	153,371	8	45.94
Research Triangle	3,435,988	—	—	3,435,988	9	36	89,401	5	27.74
New York City	727,674	—	—	727,674	2	2	66,510	4	95.46
Texas	1,651,094	—	66,350	1,717,444	4	13	37,887	2	28.04
Non-cluster/other markets(1)	417,523	—	—	417,523	1	7	10,903	1	30.36
Properties held for sale	1,444,387	—	—	1,444,387	4	19	32,567	2	31.27
North America	35,847,857	1,900,432	1,511,879	39,260,168	100%	339	$1,835,861	100%	$59.91
		3,412,311
Summary of occupancy percentages in North America
The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties					Operating and Redevelopment Properties
Market	3/31/26		12/31/25		3/31/25	3/31/26	12/31/25	3/31/25
Greater Boston	83.8%	(2)	86.4%		91.8%	73.1%	75.1%	78.4%
San Francisco Bay Area	87.6	(2)	90.9		90.3	86.4	89.4	86.3
San Diego	88.4	(2)	97.2		94.3	88.4	97.2	94.3
Seattle	87.8		88.4		91.5	87.8	88.4	91.5
Maryland	92.3	(3)	93.6		94.1	92.3	93.6	94.1
Research Triangle	93.8	(4)	95.2		93.4	93.8	95.2	93.4
New York City	95.8		96.4		87.6	95.8	96.4	87.6
Texas	81.8		79.9		82.1	78.7	76.5	78.9
Subtotal	87.8		90.9		91.8	84.0	86.9	87.1
Canada	N/A	(1)	N/A	(1)	94.6	N/A	N/A	82.4
Non-cluster/other markets	86.0		91.2		73.0	86.0	91.2	73.0
North America	87.7%	(5)	90.9%		91.7%	84.1%	86.9%	86.9%
(1)10 properties in Canada were classified as held for sale during the three months ended December 31, 2025 and the one remaining property in Canada is now included in our non-cluster market.
(2)Decline in occupancy since December 31, 2025 was primarily attributable to previously disclosed key lease expirations with expected downtime, including:
•Greater Boston: 45,636 RSF at Alexandria Center® at Kendall Square in our Cambridge submarket and 52,467 RSF in our Route 128 submarket.
•San Francisco Bay Area: 78,962 RSF at Alexandria Stanford Life Science District in our Greater Stanford submarket, where we are evaluating a redevelopment for advanced technology use, and 42,299 RSF in our South San Francisco submarket which is currently under negotiation.
•San Diego:
•163,648 RSF at a property in our University Town Center submarket, for which we have executed a letter of intent to re-lease the entire premises;
•118,225 RSF at One Alexandria Square in our Torrey Pines submarket. Of this space, 58,282 RSF has already been re-leased, with occupancy expected to phase in commencing during the fourth quarter of 2026; and
•83,354 RSF at 5810 and 5820 Nancy Ridge Drive in our Sorrento Mesa submarket which has been re-leased, with occupancy expected to commence during the fourth quarter of 2026.
(3)Decline in occupancy was primarily driven by the expiration of one private biotechnology lease aggregating 30,161 RSF in our Rockville submarket.
(4)Decline in occupancy was primarily due to 30,667 RSF of vacancy from a tenant winding down operations in the Research Triangle submarket.
(5)Includes temporary vacancies as of March 31, 2026 aggregating 1.1 million RSF, or 3.2% of total operating RSF, primarily in the Greater Boston, San Francisco Bay
Area, and Seattle markets, which are leased and expected to be occupied upon completion of building and/or tenant improvements. The weighted-average expected delivery date is approximately September 2026, with expected annual rental revenue of approximately $68 million.

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
Our investments in real estate consisted of the following as of March 31, 2026 (dollars in thousands):

		Development and Redevelopment
		Under Construction
	Operating	2Q26–4Q26 Stabilization	2027–2028 Stabilization	Evaluating Business and Financial Strategy	Future	Subtotal		Total
Square footage
Operating	34,403,470	—	—	—	—	—		34,403,470
Future Class A/A+ development and redevelopment properties	—	601,589	1,258,004	1,552,718	20,014,546	23,426,857		23,426,857
Future development and redevelopment square feet currently included in rental properties(1)	—	—	—	—	(1,516,872)	(1,516,872)		(1,516,872)
Total square footage, excluding properties held for sale	34,403,470	601,589	1,258,004	1,552,718	18,497,674	21,909,985		56,313,455
Properties held for sale	1,444,387	—	—	—	1,619,425	1,619,425		3,063,812
Total square footage	35,847,857	601,589	1,258,004	1,552,718	20,117,099	23,529,410		59,377,267

Investments in real estate
Gross book value as of March 31, 2026(2)	$28,135,300	$629,966	$1,130,851	$1,356,515	$3,971,142	$7,088,474	(3)	$35,223,774
Properties held for sale	423,335	—	—	—	230,905	230,905		654,240
Total gross investment in real estate, excluding properties held for sale	$27,711,965	$629,966	$1,130,851	$1,356,515	$3,740,237	$6,857,569		$34,569,534

20%

Development/ Redevelopment Under Construction
Land/Future Development
17%
11%–16%
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
(3)Our share of investment in our development and redevelopment pipeline as of March 31, 2026 is $6.45 billion.
(4)Excludes properties classified as held for sale, of which land parcels represented approximately 1% of total non-income-producing assets as of December 31, 2024 and
2025.

Dispositions and sales of partial interests
Our completed dispositions and sales of partial interests of real estate assets during the three months ended March 31, 2026 and pending dispositions as of the date of this report consisted of the following (dollars in thousands):

	Price (Our Share)	Gain on Sales of Real Estate
Property
Completed in April 2026	$2,250	$—
Our share of pending dispositions subject to non-refundable deposits, signed letters of intent, and/or purchase and sale agreement negotiations	149,106
Completed and pending 2026 dispositions as of April 27, 2026	151,356
Dispositions and sales of partial interests identified and in process(1)	2,181,275
Additional projected	567,369
	$2,900,000

2026 guidance range for dispositions and sales of partial interests
Midpoint	$2,900,000
Weighted-average projected disposition date	August 2026

(1) Consists of assets classified as held for sale as of March 31, 2026, and projected sales of noncontrolling ownership interests in real estate assets for which consolidation is expected to continue.

New Class A/A+ development and redevelopment properties
INCREMENTAL ANNUAL NET OPERATING INCOME
GROWTH EXPECTED FROM ALEXANDRIA’S
DEVELOPMENT AND REDEVELOPMENT DELIVERIES

Near-Term Deliveries	Intermediate-Term Deliveries
2Q26–4Q26	2027–2028

$92M	$93M

93% Leased/Negotiating	68% Leased/Negotiating
601,589 RSF	1.3 million RSF
(1)
(2)
(3)
(4)
For the definition of “Net operating income” and a reconciliation from the most directly comparable GAAP measure, refer to the “Definitions and reconciliations” in Item 2.
(1)Includes expected partial deliveries through 2026 from projects expected to stabilize in 2027-2028, including speculative future leasing that is not yet fully committed. Our share of incremental annual net operating income from projects expected to be placed into service primarily commencing through 2026 is projected to be $70 million. Refer to the initial and stabilized occupancy years under “New Class A/A+ development and redevelopment properties:
under construction” in Item 2 for additional details.
(2)Our share of incremental annual net operating income from projects expected to stabilize in 2027-2028 is projected to be $60 million.
(3)Represents the current leased/negotiating percentage of development and redevelopment projects that are expected to stabilize through the end of 2026.
(4)Represents the RSF related to projects expected to stabilize in 2026. Does not include RSF for partial deliveries through 2026 from projects expected to stabilize in 2027-2028.

New Class A/A+ development and redevelopment properties: recent deliveries

99 Coolidge Avenue	10075 Barnes Canyon Road	8800 Technology Forest Place
Greater Boston/ Cambridge/Inner Suburbs	San Diego/Sorrento Mesa	Texas/Greater Houston
146,147 RSF	253,079 RSF	57,042 RSF
100% Occupancy	80% Occupancy	100% Occupancy

The following table presents development and redevelopment of new Class A/A+ projects placed into service during the three months ended March 31, 2026 (dollars in thousands):

Property/Market/Submarket	1Q26 Delivery Date(1)	Our Ownership Interest	RSF Placed in Service				Occupancy Percentage(2)	Total Project		Unlevered Yields
			Prior to 1/1/26	1Q26		Total				Initial Stabilized	Initial Stabilized (Cash Basis)
								RSF	Investment
Development projects
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	1/27/26	100%	129,413	16,734		146,147	100%	320,809	$444,000	6.0%	6.8%
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	3/31/26	50.0%	171,469	81,610	(3)	253,079	80%	253,079	314,000	5.5	5.7

Redevelopment projects
8800 Technology Forest Place/Texas/Greater Houston	2/5/26	100%	50,094	6,948		57,042	100%	123,392	112,000	6.3	6.0
Weighted average/total	1/28/26		350,976	105,292		456,268		697,280	$870,000	5.9%	6.3%

(1)Represents the average delivery date for deliveries that occurred during the three months ended March 31, 2026, weighted by annual rental revenue.
(2)Occupancy reflects total operating RSF placed in service as of each respective delivery date when the space was placed into service. Subsequent occupancy changes are not reflected.
(3)Includes 50,531 RSF that were vacant and/or unleased at delivery.

New Class A/A+ development and redevelopment properties: under construction

99 Coolidge Avenue	50 and 60 Sylvan Road(1)	1450 Owens Street
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Route 128	San Francisco Bay Area/ Mission Bay
174,662 RSF	267,015 RSF	212,657 RSF
84% Leased/Negotiating	74% Leased/Negotiating	51% Leased/Negotiating

269 East Grand Avenue	4135 Campus Point Court	10200 Campus Point Drive	701 Dexter Avenue North
San Francisco Bay Area/ South San Francisco	San Diego/ University Town Center	San Diego/ University Town Center	Seattle/Lake Union
84,157 RSF	426,927 RSF	466,598 RSF	227,577 RSF
40% Leased/Negotiating	100% Leased	100% Leased	23% Leased/Negotiating

(1)Image represents 60 Sylvan Road on the Alexandria Center® for Life Science – Waltham Megacampus. The project is expected to capture demand in our Route 128 submarket.

New Class A/A+ development and redevelopment properties: under construction (continued)
The following tables set forth a summary of our new Class A/A+ development and redevelopment properties under construction as of March 31, 2026 (dollars in thousands):

Property/Market/Submarket	Located on Mega- campus		Square Footage			Percentage		Occupancy(1)
		Dev/ Redev	In Service	CIP	Total	Leased	Leased/ Negotiating	Initial	Stabilized
Under construction
2Q26–4Q26 stabilization
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	X	Dev	146,147	174,662	320,809	84%	84%	4Q23	4Q26
4135 Campus Point Court/San Diego/University Town Center	X	Dev	—	426,927	426,927	100	100	3Q26	3Q26
			146,147	601,589	747,736	93	93
2027–2028 stabilization
50 and 60 Sylvan Road/Greater Boston/Route 128	X	Redev	—	267,015	267,015	74	74	4Q26	2027
1450 Owens Street/San Francisco Bay Area/Mission Bay	X	Dev	—	212,657	212,657	51	51	2027	2027
269 East Grand Avenue/San Francisco Bay Area/South San Francisco	X	Redev	—	84,157	84,157	40	40	2H26	2027
10200 Campus Point Drive/San Diego/University Town Center(2)	X	Dev	—	466,598	466,598	100	100	2028	2028
701 Dexter Avenue North/Seattle/Lake Union	X	Dev	—	227,577	227,577	23	23	3Q26	2027
			—	1,258,004	1,258,004	68	68
Total			146,147	1,859,593	2,005,740	77%	77%

Evaluating business and financial strategy with earliest potential lab delivery in 2028(3)
311 Arsenal Street/Greater Boston/Cambridge/Inner Suburbs	X	Redev	56,904	333,758	390,662	9%	28%
421 Park Drive/Greater Boston/Fenway	X	Dev	—	392,011	392,011	13	13
40 Sylvan Road/Greater Boston/Route 128	X	Redev	—	329,049	329,049	—	—
3000 Minuteman Road/Greater Boston/Other	X	Redev	—	431,550	431,550	—	37
8800 Technology Forest Place/Texas/Greater Houston		Redev	57,042	66,350	123,392	46	46
			113,946	1,552,718	1,666,664	9%	23%
(1)Initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy. Multi-tenant projects may increase in occupancy over time.
(2)Represents a single-tenant project that expands the existing Campus Point by Alexandria Megacampus, where we currently have a 57.2% ownership interest. The project is fully leased to a longtime multinational pharmaceutical tenant that currently occupies one building within the Megacampus aggregating 52,853 RSF, which generated annual rental revenue of $4.1 million as of March 31, 2026. The tenant is expected to vacate this building during 2028. We expect to fund the majority of future construction costs at the Megacampus until our ownership interest increases to 75%, after which future capital would be contributed pro rata with our joint venture partner.
(3)We are evaluating multiple options, including whether to continue construction of laboratory improvements, pause construction, pursue lower-investment construction alternatives (including a pivot to advanced technology use), or disposition, based upon future leasing interest. Under a lower-investment, we would expect lower rent and tenant improvement requirements, and we would evaluate whether all or a portion of the property would be placed back into operation. If the properties are completed as laboratory/office, we do not expect significant deliveries until 2028 at the earliest.

New Class A/A+ development and redevelopment properties: under construction (continued)

	Our Ownership Interest	At 100%						Unlevered Yields
Property/Market/Submarket		In Service	CIP	Cost to Complete		Total at Completion		Initial Stabilized	Initial Stabilized (Cash Basis)

Under construction
2Q26–4Q26 stabilization with 93% leased/negotiating
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	100%	$203,361	$185,307	$55,332		$444,000		6.0%	6.8%
4135 Campus Point Court/San Diego/University Town Center	57.2%	—	444,659	79,341		524,000		9.8%	6.2%
		203,361	629,966
2027–2028 stabilization with 68% leased/negotiating(1)
50 and 60 Sylvan Road/Greater Boston/Route 128	100%	—	360,504	TBD
1450 Owens Street/San Francisco Bay Area/Mission Bay	25.0%	—	251,678
269 East Grand Avenue/San Francisco Bay Area/South San Francisco	100%	—	121,604
10200 Campus Point Drive/San Diego/University Town Center(2)	57.2%	—	76,310	583,690		660,000		7.3%	6.5%
701 Dexter Avenue North/Seattle/Lake Union	100%	—	320,755	TBD
		—	1,130,851
Total		$203,361	$1,760,817	$1,020,000	(3)	$2,990,000	(3)

Our share of investment(3)(4)		$200,000	$1,350,000	$680,000		$2,230,000

Evaluating business and financial strategy with earliest potential lab delivery in 2028(5)
311 Arsenal Street/Greater Boston/Cambridge/Inner Suburbs	100%	$28,081	$310,025	TBD
421 Park Drive/Greater Boston/Fenway	100%	—	606,090
40 Sylvan Road/Greater Boston/Route 128	100%	—	229,568
3000 Minuteman Road/Greater Boston/Other	100%	—	168,783
8800 Technology Forest Place/Texas/Greater Houston	100%	65,564	42,049
		$93,645	$1,356,515
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
(5)Refer to footnote 3 on the prior page for additional details.

New Class A/A+ development and redevelopment properties: summary of pipeline
77% of Our Total Development and Redevelopment Pipeline RSF
Is Within Our Megacampus Ecosystems
The following table summarizes the key information for all our development and redevelopment projects in North America as of March 31, 2026 (dollars in thousands):

Market Property/Submarket	Our Ownership Interest	Book Value	Development and Redevelopment Square Footage
			Under Construction	Future	Total(1)

Greater Boston
Megacampus: The Arsenal on the Charles/Cambridge/Inner Suburbs	100%	$322,671	333,758	34,157	367,915
311 Arsenal Street
Megacampus: 480 Arsenal Way and 446, 458, and 500 Arsenal Street, and 99 Coolidge Avenue/Cambridge/ Inner Suburbs	100%	209,508	174,662	560,000	734,662
446, 458, and 500 Arsenal Street, and 99 Coolidge Avenue
Megacampus: Alexandria Center® for Life Science – Fenway/Fenway	100%	606,090	392,011	—	392,011
421 Park Drive
Megacampus: Alexandria Center® for Life Science – Waltham/Route 128	100%	655,867	596,064	515,000	1,111,064
40, 50, and 60 Sylvan Road, and 35 Gatehouse Drive
Megacampus: 30, 200, and 3000 Minuteman Road/Other	100%	194,127	431,550	350,000	781,550
3000 Minuteman Road
Megacampus: Alexandria Technology Square®/Cambridge	100%	8,858	—	100,000	100,000
10 Necco Street/Seaport Innovation District	100%	107,101	—	175,000	175,000
215 Presidential Way/Route 128	100%	6,816	—	112,000	112,000
Other development and redevelopment projects	100%	165,576	—	740,000	740,000
		$2,276,614	1,928,045	2,586,157	4,514,202
Refer to “Megacampus” under “Definitions and reconciliations” in Item 2 for additional information.
(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes the RSF of buildings currently in operation at properties that also have future development or redevelopment opportunities. Upon expiration of existing in-place leases, we intend to demolish or redevelop the existing property subject to market conditions and leasing. Refer to “Investments in real estate” under
“Definitions and reconciliations” in Item 2 for additional information, including development and redevelopment square feet currently included in rental properties.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest		Book Value	Development and Redevelopment Square Footage
				Under Construction	Future	Total(1)

San Francisco Bay Area
Megacampus: Alexandria Center® for Science and Technology – Mission Bay/Mission Bay	25.0%		$251,678	212,657	—	212,657
1450 Owens Street
Megacampus: Alexandria Center® for Advanced Technologies – South San Francisco/South San Francisco	100%		128,259	84,157	90,000	174,157
211(2) and 269 East Grand Avenue
Megacampus: Alexandria Center® for Advanced Technologies – Tanforan/South San Francisco	100%		443,324	—	1,930,000	1,930,000
1122, 1150, and 1178 El Camino Real
Alexandria Center® for Life Science – Millbrae/South San Francisco	48.6%		162,361	—	348,401	348,401
201 and 231 Adrian Road and 30 Rollins Road
Megacampus: Alexandria Center® for Life Science – San Carlos/Greater Stanford	100%		493,425	—	1,497,830	1,497,830
960 Industrial Road, 987 and 1075 Commercial Street, and 888 Bransten Road
2100, 2200, 2300, and 2400 Geng Road/Greater Stanford	100%		128,360	—	240,000	240,000
			1,607,407	296,814	4,106,231	4,403,045
San Diego
Megacampus: Campus Point by Alexandria/University Town Center	57.2%	(3)	709,266	893,525	866,816	1,760,341
10010(4), 10140(4), and 10200 Campus Point Drive and 4135, 4165, 4224, and 4275(4) Campus Point Court
11255 and 11355 North Torrey Pines Road/Torrey Pines	100%		163,973	—	215,000	215,000
Megacampus: One Alexandria Square/Torrey Pines	100%		69,826	—	125,280	125,280
10975 and 10995 Torreyana Road
Megacampus: 5200 Illumina Way/University Town Center	51.0%		17,939	—	451,832	451,832
9625 Towne Centre Drive/University Town Center	30.0%		837	—	100,000	100,000
Megacampus: Sequence District by Alexandria/Sorrento Mesa	100%		49,696	—	1,661,915	1,661,915
6290, 6310, 6340, 6350, and 6450 Sequence Drive
Megacampus: SD Tech by Alexandria/Sorrento Mesa	50.0%		127,187	—	493,845	493,845
9805 Scranton Road and 10065 Barnes Canyon Road
4075 Sorrento Valley Boulevard/Sorrento Valley	100%		29,598	—	144,000	144,000
Other development and redevelopment projects	(2)		78,404	—	475,000	475,000
			$1,246,726	893,525	4,533,688	5,427,213
Refer to “Megacampus” under “Definitions and reconciliations” in Item 2 for additional information.
(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes the RSF of buildings currently in operation at properties that also have future development or redevelopment opportunities. Upon expiration of existing in-place leases, we intend to demolish or redevelop the existing property subject to market conditions and leasing. Refer to “Investments in real estate” under
“Definitions and reconciliations” in Item 2 for additional information, including development and redevelopment square feet currently included in rental properties.
(2)Includes a property in which we own a partial interest through a real estate joint venture. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional details.
(3)The noncontrolling interest share of our real estate joint venture partner is anticipated to decrease to 25%, as we expect to fund the majority of future construction costs at the campus until our ownership interest increases to 75%, after which future capital would be contributed pro rata with our partner.
(4)We have a 100% interest in this property.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value	Development and Redevelopment Square Footage
			Under Construction	Future		Total(1)

Seattle
Megacampus: Alexandria Center® for Advanced Technologies – South Lake Union/Lake Union	(2)	$617,648	227,577	1,057,400		1,284,977
601 and 701 Dexter Avenue North and 800 Mercer Street
1010 4th Avenue South/SoDo	100%	63,523	—	544,825		544,825
410 West Harrison Street/Elliott Bay	100%	25,224	—	91,000		91,000
Megacampus: Alexandria Center® for Advanced Technologies – Canyon Park/Bothell	100%	20,692	—	230,000		230,000
21660 20th Avenue Southeast
Other development and redevelopment projects	100%	157,385	—	706,087		706,087
		884,472	227,577	2,629,312		2,856,889
Maryland
Megacampus: Alexandria Center® for Life Science – Shady Grove/Rockville	100%	28,803	—	296,000		296,000
9830 Darnestown Road
		28,803	—	296,000		296,000
Research Triangle
Megacampus: Alexandria Center® for Life Science – Durham/Research Triangle	100%	167,871	—	2,060,000		2,060,000
Megacampus: Alexandria Center® for Advanced Technologies and AgTech – Research Triangle/Research Triangle	100%	115,384	—	1,170,000		1,170,000
4 and 12 Davis Drive
Megacampus: Alexandria Center® for Sustainable Technologies/Research Triangle	100%	56,960	—	750,000		750,000
120 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive
Other development and redevelopment projects	100%	1,647	—	25,000		25,000
		341,862	—	4,005,000		4,005,000
New York City
Megacampus: Alexandria Center® for Life Science – New York City/New York City	100%	180,617	—	550,000	(3)	550,000
		$180,617	—	550,000		550,000
Refer to “Megacampus” under “Definitions and reconciliations” in Item 2 for additional information.
(1)Represents total square footage upon completion of development or redevelopment of one or more new Class A/A+ properties. Square footage presented includes the RSF of buildings currently in operation at properties that also have inherent future development or redevelopment opportunities. Upon expiration of existing in-place leases, we intend to demolish or redevelop the existing property. Refer to “Investments in real estate” under “Definitions and reconciliations”
for additional information, including development and redevelopment square feet currently included in rental properties.
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
for additional details.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property/Submarket	Our Ownership Interest	Book Value		Development and Redevelopment Square Footage
				Under Construction	Future	Total(1)

Texas
Alexandria Center® for Advanced Technologies at The Woodlands/Greater Houston	100%	$45,105		66,350	116,405	182,755
8800 Technology Forest Place
1001 Trinity Street and 1020 Red River Street/Austin	100%	137,652		—	250,010	250,010
Other development and redevelopment projects	100%	60,808		—	344,000	344,000
		243,565		66,350	710,415	776,765
Other development and redevelopment projects	100%	47,503		—	597,743	597,743
Total pipeline as of March 31, 2026, excluding properties held for sale		6,857,569		3,412,311	20,014,546	23,426,857
Properties held for sale		230,905		—	1,619,425	1,619,425
Total pipeline as of March 31, 2026		$7,088,474	(2)	3,412,311	21,633,971	25,046,282
Refer to “Megacampus” under “Definitions and reconciliations” in Item 2 for additional information.
(1)Total square footage includes 1,516,872 RSF of buildings currently in operation that we expect to demolish or redevelop and commence future construction subject to market conditions and leasing. Refer to “Investments in real estate”
under “Definitions and reconciliations” in Item 2 for additional information, including development and redevelopment square feet currently included in rental properties.
(2)Includes $3.12 billion of projects that are currently under construction.

Results of operations
Same properties
We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as “Same Properties.” For additional information on the determination of our Same Properties portfolio, refer to
“Same property comparisons” under “Definitions and reconciliations” in Item 2. The following table presents information regarding our
Same Properties for the three months ended March 31, 2026:

	Three Months Ended March 31, 2026
Percentage change in net operating income over comparable period from prior year	(11.9)%	(1)
Percentage change in net operating income (cash basis) over comparable period from prior year	(11.7)%	(1)
Operating margin	65%
Number of Same Properties	294
RSF	31,965,127
Occupancy – current-period average	88.9%
Occupancy – same-period prior-year average	94.0%
(1)The quarter-over-quarter decline was due to a decrease in same property occupancy, primarily driven by the previously disclosed 2026 key lease expirations aggregating 657,492 RSF that became vacant during the three months ended March 31, 2026, with a weighted-average lease expiration date of January 2026, and by vacancy during the three months ended December 31, 2025 at one property aggregating 170,618 RSF at Alexandria Center® for Advanced Technologies – South San
Francisco in our South San Francisco submarket. We expect our same property performance to improve in the second half of 2026, primarily due to changes in same property occupancy. This includes the anticipated delivery of 1.1 million RSF of vacant space that was leased but not yet delivered as of March 31, 2026, which has a weighted-average expected delivery date of approximately September 2026, and is expected to generate annual rental revenue of approximately $68 million.
The following table reconciles the number of Same Properties to total properties for the three months ended March 31, 2026:

Development and redevelopment – under construction	Properties
99 Coolidge Avenue	1
1450 Owens Street	1
421 Park Drive	1
4135 Campus Point Court	1
701 Dexter Avenue North	1
10200 Campus Point Drive	1
40, 50, and 60 Sylvan Road	3
269 East Grand Avenue	1
8800 Technology Forest Place	1
311 Arsenal Street	1
3000 Minuteman Road	2
14
Development – placed into service after January 1, 2025
230 Harriet Tubman Way	1
500 North Beacon Street and 4 Kingsbury Avenue	2
10935, 10945, and 10955 Alexandria Way	3
10075 Barnes Canyon Road	1
7
Acquisitions after January 1, 2025
Other	2
2
Unconsolidated real estate JVs	3
Properties held for sale	19
Total properties excluded from Same Properties	45
Same Properties	294
Total properties in North America as of March 31, 2026	339

Comparison of results for the three months ended March 31, 2026 to the three months ended March 31, 2025
The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same
Properties for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 (dollars in thousands).
Refer to “Definitions and reconciliations” in Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Income from rentals:
Same Properties	$431,442	$473,233	$(41,791)	(8.8)%
Non-Same Properties	43,344	78,879	(35,535)	(45.1)
Rental revenues	474,786	552,112	(77,326)	(14.0)

Same Properties	166,149	165,419	730	0.4
Non-Same Properties	12,078	25,644	(13,566)	(52.9)
Tenant recoveries	178,227	191,063	(12,836)	(6.7)

Income from rentals	653,013	743,175	(90,162)	(12.1)

Same Properties	250	303	(53)	(17.5)
Non-Same Properties	17,759	14,680	3,079	21.0
Other income	18,009	14,983	3,026	20.2

Same Properties	597,841	638,955	(41,114)	(6.4)
Non-Same Properties	73,181	119,203	(46,022)	(38.6)
Total revenues	671,022	758,158	(87,136)	(11.5)

Same Properties	208,056	196,587	11,469	5.8
Non-Same Properties	16,086	29,808	(13,722)	(46.0)
Rental operations	224,142	226,395	(2,253)	(1.0)

Same Properties	389,785	442,368	(52,583)	(11.9)
Non-Same Properties	57,095	89,395	(32,300)	(36.1)
Net operating income	$446,880	$531,763	$(84,883)	(16.0)%

Net operating income – Same Properties	$389,785	$442,368	$(52,583)	(11.9)%
Straight-line rent revenue	(13,114)	(15,469)	2,355	(15.2)
Amortization of acquired below-market leases and deferred revenue related to tenant-funded and -built landlord improvements	(10,063)	(11,558)	1,495	(12.9)
Net operating income – Same Properties (cash basis)	$366,608	$415,341	$(48,733)	(11.7)%

Income from rentals
Total income from rentals for the three months ended March 31, 2026 decreased by $90.2 million, or 12.1%, to $653.0 million, compared to $743.2 million for the three months ended March 31, 2025, due to a decrease in rental revenues, as discussed below.
Rental revenues
Total rental revenues for the three months ended March 31, 2026 decreased by $77.3 million, or 14.0%, to $474.8 million, compared to $552.1 million for the three months ended March 31, 2025. The decrease was related to dispositions of real estate assets within our Non-Same Properties since January 1, 2025 and a decrease in Same Properties’ average occupancy, as discussed below.
Same Properties’ rental revenues for the three months ended March 31, 2026 decreased by $41.8 million, or 8.8%, to
$431.4 million, compared to $473.2 million for the three months ended March 31, 2025. This decrease is primarily attributable to a decrease in Same Properties’ average occupancy to 88.9% for the three months ended March 31, 2026 from 94.0% for the three months ended March 31, 2025. This decline includes the impact of key lease expirations during the first quarter of 2026, including: i)
45,636 RSF at Alexandria Center® at Kendall Square Megacampus in our Cambridge submarket, ii) 163,648 RSF at 9625 Towne
Center Drive in our University Town Center submarket, and iii) 118,225 RSF at One Alexandria Square Megacampus in our Torrey
Pines submarket. The decrease was further impacted by vacancy at one property aggregating 170,618 RSF at Alexandria Center® for
Advanced Technologies – South San Francisco Megacampus in our South San Francisco submarket during the three months ended
December 31, 2025, which has been re-leased with occupancy expected to commence during the second half of 2026.
Tenant recoveries
Tenant recoveries for the three months ended March 31, 2026 decreased by $12.8 million, or 6.7%, to $178.2 million, compared to $191.1 million for the three months ended March 31, 2025, primarily in connection with dispositions of real estate assets within our Non-Same Properties since January 1, 2025.
The decrease in Non-Same Properties tenant recoveries was partially offset by the increase of $730 thousand, or 0.4%, to
$166.1 million in Same Properties’ tenant recoveries for the three months ended March 31, 2026, compared to $165.4 million for the three months ended March 31, 2025.
Tenant recoveries for our Same Properties increased only modestly during the period despite higher operating costs primarily due to the decrease in Same Property occupancy to 88.9% as of March 31, 2026, from 94.0% as of March 31, 2025, which reduced the proportion of expenses recoverable from tenants. As of March 31, 2026, 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.
Rental operations
Total rental operating expenses for the three months ended March 31, 2026 decreased by $2.3 million, or 1.0%, to
$224.1 million, compared to $226.4 million for the three months ended March 31, 2025. The decrease was primarily due to the decrease in Non-Same Properties’ rental operating expenses of $13.7 million primarily resulting from the real estate dispositions since
January 1, 2025, partially offset by higher rental operating expenses related to our Same Properties, as discussed below.
Same Properties’ rental operating expenses increased by $11.5 million, or 5.8%, to $208.1 million during the three months ended March 31, 2026, compared to $196.6 million for the three months ended March 31, 2025, primarily due to: (i) a $4.5 million increase in utilities expenses, reflecting increases in electricity rates in our Maryland market, our assumption of utilities costs for certain vacant spaces that were previously paid directly by tenants, primarily in our San Diego market, and increased electric and gas consumption in our Greater Boston market due to a more severe winter in 2026, (ii) a $3.8 million increase in property taxes, primarily resulting from a 22% commercial tax rate increase in Cambridge, effective in 2026, as well as changes in leasing arrangements with certain new tenants in our San Francisco Bay Area market under which we pay property taxes and are reimbursed by tenants, compared to previous leases where tenants paid taxes directly, and  (iii) a $3.6 million increase in repairs and maintenance expenses, reflecting more severe winter conditions in our Greater Boston, Maryland, and Research Triangle markets.
Depreciation and amortization
Depreciation and amortization expense for the three months ended March 31, 2026 decreased by $36.6 million, or 10.7%, to
$305.4 million, compared to $342.1 million for the three months ended March 31, 2025. The decrease was primarily as a result of real estate dispositions of real estate assets since January 1, 2025.

Impairment of real estate
During the three months ended March 31, 2026, we recognized impairment charges aggregating $5.5 million, classified in impairment of real estate in our consolidated statement of operations. The impairment primarily reflects an incremental charge recognized in connection with the amendment of the sales agreement for our Canada portfolio, which was classified as held for sale as of December 31, 2025. We expect to complete the sale in 2026.
During the three months ended March 31, 2025, we recognized real estate impairment charges aggregating $32.2 million, related to a ground lease entered into in 2021 for a future development site in our San Francisco Bay Area market.
General and administrative expenses
General and administrative expenses for the three months ended March 31, 2026 increased by $4.0 million, or 13.1%, to
$34.7 million, compared to $30.7 million for the three months ended March 31, 2025. The increase primarily reflects the timing of the restructuring of compensation plans and other cost-control and efficiency initiatives during the three months ended March 31, 2025.
Notwithstanding this anticipated increase compared to three months ended March 31, 2025, general and administrative expenses for the three months ended March 31, 2026 decreased by $12.4 million, or 26.3%, compared to $47.1 million for the three months ended March 31, 2024, reflecting the continued benefit from cost‑efficiency initiatives implemented in prior periods. Based on the midpoint of our 2026 guidance range, we continue to expect approximately $76 million of cumulative general and administrative expense savings in 2025 and 2026 compared to 2024.
As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended
March 31, 2026 and 2025 were 6.0% and 6.9%, respectively.
Interest expense
Interest expense for the three months ended March 31, 2026 and 2025 consisted of the following (dollars in thousands):

	Three Months Ended March 31,
Component	2026	2025	Change
Gross interest	$134,557	$130,941	$3,616
Capitalized interest	(69,973)	(80,065)	10,092
Interest expense	$64,584	$50,876	$13,708

Average debt balance outstanding(1)	$12,901,002	$12,815,953	$85,049
Weighted-average annual interest rate(2)	4.2%	4.1%	0.1%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the three months ended March 31, 2026, compared to the three months ended
March 31, 2025, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$550 million of unsecured senior notes payable due 2035	5.66%	February 2025	$3,544
$750 million of unsecured senior notes payable due 2036	5.41%	February 2026	3,956
Higher average outstanding balances under commercial paper program and/or unsecured senior line of credit			13,173
Total increases			20,673
Decreases in interest incurred due to:
Repayments of debt:
Repaid $525 million of $1 billion of unsecured senior notes due 2052	3.64%	February 2026	(2,537)
Repaid $498 million of $850 million of unsecured senior notes due 2051	3.09%	February 2026	(2,036)
Repaid $309 million of $700 million of unsecured senior notes due 2050	3.91%	February 2026	(1,678)
$300 million of unsecured senior notes payable due 2026	4.50%	January 2026	(2,748)
$600 million of unsecured senior notes payable due 2025	3.62%	April 2025	(5,219)
Secured notes payable	7.18%	August 2025	(2,658)
Other decrease in interest			(181)
Total decreases			(17,057)
Change in gross interest			3,616
Decrease in capitalized interest			10,092
Total change in interest expense			$13,708
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
Investment loss
During the three months ended March 31, 2026, we recognized investment loss aggregating $4.6 million, which consisted of
$18.2 million of realized gains, $10.3 million of unrealized losses, and $12.4 million of impairment charges.
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
Gain on early extinguishment of debt
During the three months ended March 31, 2026, we recognized a gain on early extinguishment of debt aggregating
$366.4 million, net of the write-off of unamortized debt issuance costs and other transaction-related costs, related to the completion of the February 2026 tender offers to repurchase $1.33 billion of debt principal across a portion of our outstanding 4.00% Senior Notes due 2050, 3.00% Senior Notes due 2051, and 3.55% Senior Notes due 2052 for $952.2 million.
Other comprehensive (loss) income
Other comprehensive (loss) income primarily comprised unrealized foreign currency translation gains or losses related to our operations in Canada. Total other comprehensive loss for the three months ended March 31, 2026 aggregating $1.5 million included
$4.9 million of cumulative translation loss related to our operations in Canada, resulting from the CAD’s weakening against the USD during this period and partially offset by $3.3 million of unrealized gains related to the change in the fair value of our cross-currency swap agreements, resulting from the Canadian dollar’s strengthening since the execution of these agreements on July 29, 2025 through
March 31, 2026. Refer to Note 11 – “Hedge Agreements” to our unaudited consolidated financial statements in Item 1 for additional information.
Total other comprehensive income of $50 thousand for the three months ended March 31, 2025 is primarily due to unrealized foreign currency translation gains related to our operations in Canada.

Summary of capital expenditures
Our construction spending for the three months ended March 31, 2026 and projected spending for the year ending December
31, 2026 consisted of the following (in thousands):

	Three Months Ended March 31, 2026	Projected Midpoint for Year Ending December 31, 2026
Construction of Class A/A+ properties:
Active construction projects
Development and redevelopment under construction(1)	$184,054	$1,445,000
Future pipeline pre-construction
Primarily Megacampus expansion pre-construction work (entitlement, design, and site work)	56,610	210,000	(2)
Revenue- and non-revenue-enhancing capital expenditures(3)	164,382	510,000	(4)
Construction spending (before contributions from noncontrolling interests or tenants)	405,046	2,165,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(23,804)	(100,000)	(5)
Tenant-funded and -built landlord improvements	(2,694)	(315,000)
Total construction spending	$378,548	$1,750,000
2026 guidance range for construction spending		$1,500,000 – $2,000,000

(1)Includes smaller conversions to laboratory space through redevelopment.
(2)Approximately 75% represents capitalized costs.
(3)Represents revenue- and non-revenue-enhancing capital expenditures before contributions from noncontrolling interests and tenant-funded and tenant-built landlord improvements.
(4)The top two revenue- and non-revenue-enhancing capital expenditure projects in 2026 represent approximately 58% of the total spending within this category. The first project relates to a property located at the Alexandria Center® for Advanced Technologies – South San Francisco Megacampus in our South San Francisco submarket, which is leased to a new tenant and is undergoing its first major renovation in 12 years. The second project relates to two properties at the Alexandria Technology
Square® Megacampus in our Cambridge submarket, which are undergoing their first major renovation in 16 years.
(5)Represents contractual capital commitments from existing consolidated real estate joint venture partners to fund construction.
Projected capital contributions from partners in consolidated real estate joint ventures to fund construction
The following table summarizes projected capital contributions from partners in our existing consolidated joint ventures to fund construction through 2027 and beyond (in thousands):

Projected timing	Amount(1)
April 1, 2026 through December 31, 2026	$76,000
2027 and beyond	44,000
Total	$120,000

(1)Amounts represent reductions to our consolidated construction spending.

Average real estate basis used for capitalization of interest
Our construction spending includes capitalized interest. The table below provides key categories of interest capitalized during the three months ended March 31, 2026 (in thousands):

	Average Real Estate Basis Capitalized
	Amount	Percentage
Construction of Class A/A+ properties:
Development and redevelopment of projects under construction and repositioning projects:
2026 stabilization	$330,399
2027–2028 stabilization	768,594
Evaluating business and financial strategy(1)	1,277,710
Repositioning and smaller redevelopment projects(2)	1,538,022
	3,914,725	57%
Land/future development projects with critical key pre-construction milestones through:
2026(3)	1,159,948
2027(3)	567,606
2028 and beyond(4)	1,217,819
	2,945,373	43
Total average real estate basis capitalized(5)	$6,860,098	100%
(1)Includes projects aggregating 1.6 million RSF for which we are evaluating business and financial strategy and that are expected to reach anticipated construction or delivery milestones, on a weighted-average real estate investment basis by March 2027. We are evaluating multiple options, including whether to continue construction of laboratory improvements, pause construction, pursue lower-investment construction alternatives (including a pivot to advanced technology use), or disposition. Upon achievement of these milestones, if we choose not to pursue future construction or other activities, capitalized interest and other project costs may no longer qualify for capitalization. Refer to “New Class A/A+ development and redevelopment properties: under construction” in Item 2 for additional information.
(2)Includes the real estate basis related to the 1.1 million RSF of vacant space as of March 31, 2026 that is leased with future delivery. The weighted-average expected delivery date is approximately September 2026.
(3)Includes future pipeline projects that are expected to reach anticipated pre-construction milestones, including various phases of entitlement, design, site work, and other activities necessary to begin aboveground vertical construction, on a weighted-average real estate investment basis by August 2026 and April 2027, for the 2026 and
2027 milestones, respectively. At each milestone date, we will evaluate whether to proceed with additional pre-construction and/or construction activities based on leasing demand and/or market conditions, pause future investments, or consider for potential disposition.
(4)Includes future Megacampus development projects at Alexandria Center® for Advanced Technologies – Tanforan in our South San Francisco submarket and Alexandria
Center® for Life Science – San Carlos in our Greater Stanford submarket, which represents approximately 68% of the total average capitalized real estate basis with
2028 and beyond milestones during the three months ended March 31, 2026. These projects are located at transit-friendly sites with future access to exceptional amenities.
(5)In addition to capitalized interest, we incur additional capitalized project costs, including property taxes, insurance, payroll, and other costs directly related and essential to the construction of Class A/A+ properties. If we cease activities necessary to prepare a project for its intended use, costs related to such project are expensed as incurred. Annualized capitalized operating expenses and payroll represent approximately 2% and 1%, respectively, of the total average real estate basis subject to capitalization for the three months ended March 31, 2026.

Projected results
Our 2026 guidance includes certain forward-looking non-GAAP financial measures, such as funds from operations as adjusted, net debt and preferred stock to Adjusted EBITDA –
fourth quarter of 2026 annualized, fixed-charge coverage ratio – fourth quarter of 2026 annualized, and net cash provided by operating activities, as adjusted, that differ from measures calculated in accordance with GAAP. These non-GAAP measures are in addition to, and not a substitute for or superior to, financial measures prepared in accordance with GAAP and should be considered in conjunction with our GAAP financial measures. We are unable to provide corresponding GAAP measures on a forward-looking basis, or a reconciliation from these GAAP measures to the non-GAAP measures on a forward-looking basis, as we are not able to forecast the net income or loss of future periods without unreasonable effort. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as quarterly and annual components such as gain on sales of real estate, impairments of real estate and non-real estate investments, and unrealized gains or losses on non-real estate investments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would be potentially misleading for our investors. Refer to
“Definitions and reconciliations” included in Item 2 for additional details about these non-GAAP measures.

Projected 2026 Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted	As of 4/27/26	As of 1/26/26	Key Changes

Funds from operations per share and funds from operations per share, as adjusted(1)	$6.30 to $6.50	$6.25 to $6.55	No change to midpoint; range narrowed by 10 cents
Midpoint	$6.40	$6.40

Key Credit Metric Targets	As of 4/27/26	As of 1/26/26	Key Changes

Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2026 annualized	5.6x to 6.2x	5.6x to 6.2x	No Change
Fixed-charge coverage ratio – fourth quarter of 2026 annualized	3.6x to 4.1x	3.6x to 4.1x

Refer to “Definitions and reconciliations” in Item 2 for additional details on key credit metrics.
(1)Refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria’s common stockholders” under “Definitions and reconciliations” in Item 2 for additional details.

Capital resources
We expect that our principal liquidity needs for the year ending December 31, 2026 will be satisfied by the following multiple sources of capital, as shown in the table below. There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	As of 4/27/26			Certain Completed Items	As of 1/26/26 Midpoint
	Range		Midpoint
Sources of capital:
Reduction in debt	$(1,075)	$(2,275)	$(1,675)	See below	$(1,675)
Net cash provided by operating activities, as adjusted	475	575	525		525
Dispositions and sales of partial interests(1)	2,100	3,700	2,900	(1)	2,900
Total sources of capital	$1,500	$2,000	$1,750		$1,750

Uses of capital:
Construction	$1,500	$2,000	$1,750		$1,750
Total uses of capital	$1,500	$2,000	$1,750		$1,750

Reduction in debt (included above):
Repayment of secured notes payable with 2026 maturities(2)	$(650)	$(650)	$(650)	$(650)	(650)
Tender offers for partial principal repayments of unsecured senior notes payable(3)	(952)	(952)	(952)	$(952)	—
Issuance of unsecured senior notes payable(3)	750	750	750	$750	—
Unsecured senior line of credit, commercial paper program, and other	(223)	(1,423)	(823)		(1,025)
Reduction in debt	$(1,075)	$(2,275)	$(1,675)		$(1,675)

(1)We expect our dispositions and sales of partial interests for the year ending December 31, 2026 to consist of land, non-core assets, and core assets (primarily sales of partial interests). As of the date of this report, our share of pending dispositions subject to non-refundable deposits, signed letters of intent, or purchase and sale agreement negotiations aggregated $149.1 million. We have an additional $2.18 billion of dispositions and sales of partial interests identified and in process.
(2)In January 2026 and April 2026, we repaid, upon maturity, $300.0 million of 4.30% unsecured senior notes payable and $350.0 million of 3.80% unsecured senior notes payable, respectively. These repayments were funded temporarily with borrowings under our commercial paper program, which will be repaid through planned dispositions and sales of partial interests included in our 2026 guidance. No gain or loss was incurred in connection with these repayments.
(3)In February 2026, we completed tender offers to repurchase debt principal aggregating $1.33 billion across a portion of our outstanding 4.00% Senior Notes due 2050, 3.00% Senior Notes due 2051, and 3.55% Senior Notes due 2052 for
$952.2 million and recognized a gain on early extinguishment of debt of $366.4 million, including the write-off of unamortized debt issuance costs and other transaction-related costs. The tender offers were primarily funded through the issuance of $750.0 million unsecured senior notes payable, due 2036, with an interest rate of 5.25%. Refer to Note 10 – “Secured and unsecured senior debt” in Item 1 for additional information.
The key assumptions behind the sources and uses of capital in the table above include favorable real estate transaction and capital market environments, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under Part I; “Item 1A. Risk factors”; and “Item 7. Management’s discussion and analysis of financial condition and results of operations” in our annual report on Form 10-K for the year ended December 31, 2025; as well as in “Item 2. Trends that may affect our future results” within
“Part II – Other information” of this quarterly report on Form 10-Q. We expect to update our forecast for key sources and uses of capital on a quarterly basis.
Refer to “Key assumptions” on the following page.

Key Assumptions(1) (Dollars in millions)	As of 4/27/26				As of 1/26/26		Key Changes to Midpoint
	Low		High		Low	High
Occupancy of operating properties as of December 31, 2026	86.2%	(2)	87.8%	(2)	87.7%	89.3%	150 bps reduction(3)
Same property performance:
Net operating income	(10.5)%	(2)	(8.5)%	(2)	(9.5)%	(7.5)%	100 bps reduction(3)
Net operating income (cash basis)	(10.5)%	(2)	(8.5)%	(2)	(9.5)%	(7.5)%	100 bps reduction(3)
Lease renewals and re-leasing of space:
Rental rate changes	(9.0)%		(1.0)%		(2.0)%	6.0%	700 bps reduction(4)
Rental rate changes (cash basis)	(15.0)%		(7.0)%		(12.0)%	(4.0)%	300 bps reduction(4)
Straight-line rent revenue	$55		$85		$65	$95	$10 million reduction(4)
General and administrative expenses	$134		$154		$134	$154	No Change
Capitalization of interest	$225		$265		$225	$275	$5 million reduction(5)
Interest expense	$240		$280		$230	$280	$5 million increase(5)
Realized gains on non-real estate investments(6)	$60		$90		$60	$90	No Change

(1)Our assumptions presented in the table above are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under Part I; “Item 1A. Risk factors”; and “Item 7. Management’s discussion and analysis of financial condition and results of operations” in our annual report on Form 10-K for the year ended December 31, 2025, as well as in “Item 2. Trends that may affect our future results” within “Part II – Other information” of this quarterly report on Form 10-Q. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.
(2)Our guidance for operating occupancy percentage as of December 31, 2026 and for same property performance net operating income changes assumes an approximate 1% and 2% benefit, respectively, related to a range of assets with vacancy that could potentially be sold during 2026 and/or qualify for designation as held for sale by December 31, 2026, but that had not yet met such criteria as of March 31, 2026. Refer to the chart below for key drivers of the changes to certain key projected operating metrics and assumptions included in our 2026 guidance.
(3)Decline primarily relates to changes to a range of properties that could potentially be sold during 2026 that were assumed in our prior guidance. Refer to the chart below.
(4)Decline primarily related to the re-lease of two spaces subject to tenant wind-downs. Refer to the chart below.
(5)The $5 million reduction and corresponding $5 million increase to the midpoints of our guidance ranges for 2026 capitalized interest and 2026 interest expense, respectively, are primarily driven by the anticipated earlier completion of certain milestones on several projects. Refer to the discussion of fourth quarter of 2026 FFO per share – diluted, as adjusted and “Capitalized interest” item on the following page, and “Average real estate basis used for capitalization of interest” in Item 2 for additional details.
(6)Represents realized gains and losses included in funds from operations per share – diluted, as adjusted. Excludes unrealized gains and losses and significant gains and impairments realized on non-real estate investments, if any. Refer to
Note 7 – “Investments” to our unaudited consolidated financial statements in Item 1 for additional details.

	Occupancy of Operating Properties		Same Property Performance			Lease Renewals and Re-leasing of Space		Straight-Line Rent Revenue
Key Drivers of Changes to Certain 2026 Projected Operating Metrics and Assumptions	As of December 31, 2026	Benefit From Potential Held For Sale Assets(1)	Net Operating Income Changes (Cash Basis)	Net Operating Income Changes	Benefit From Potential Held For Sale Assets(1)	Rental Rate Changes	Rental Rate Changes (Cash Basis)
Guidance ranges as of 1/26/26	87.7% to 89.3%	2%	(9.5)% to (7.5)%	(9.5)% to (7.5)%	3%	(2.0)% to 6.0%	(12.0)% to (4.0)%	$65M to $95M
Changes to range of properties that could potentially be sold during 2026 that were assumed in prior 2026 guidance(1)	(1.3)	(1)	(1.0)	(1.0)	(1)	—	—	—
Primarily related to the re-lease of two spaces subject to tenant wind-downs(2)	(0.2)	—	—	—	—	(7.0)	(3.0)	(10)	(3)
Total changes to 2026 guidance midpoints	(1.5)	(1)	(1.0)	(1.0)	(1)	(7.0)	(3.0)	(10)
Guidance ranges as of 4/27/26	86.2% to 87.8%	1%	(10.5)% to (8.5)%	(10.5)% to (8.5)%	2%	(9.0)% to (1.0)%	(15.0)% to (7.0)%	$55M to $85M
(1)Our prior guidance for occupancy percentage as of December 31, 2026 and 2026 same property performance net operating income changes assumed a benefit of approximately 2% and 3%, respectively, related to a range of assets with vacancy that could potentially be sold in 2026 and/or qualify for classification as held for sale by December 31, 2026 but had not yet met such criteria as of December 31, 2025. Our updated guidance for these metrics assumes a reduced benefit of approximately 1% and 2%, respectively, related to a range of assets with vacancy that could potentially be sold during 2026 and/or qualify for classification as held for sale by December 31, 2026, primarily due to our revised expectation that we may no longer sell as many assets with significant vacancy driven, in part, by positive leasing prospects for certain spaces that are currently vacant.
(2)Includes the impacts of i) one lease aggregating 81,220 RSF in our Torrey Pines submarket, for which we proactively addressed a tenant wind-down by terminating the existing lease and executing a new lease in April 2026 with a growth-
stage life science company advancing next-generation therapeutics to accommodate their expansion needs within our portfolio, with expected delivery in early 2027 following the completion of tenant improvements, and ii) one lease aggregating 47,719 RSF at 480 Arsenal Street in our Cambridge/Inner Suburbs submarket, with the space re-leased during the three months ended March 31, 2026. Refer to "Leasing activity" in Item 2 for additional details.
(3)Primarily attributable to the write-off of a deferred rent receivable in April 2026 of approximately $5 million in connection with the lease termination and a payment of $10.5 million from a tenant in our Torrey Pines submarket discussed in footnote 2 above.

Fourth quarter of 2026 FFO per share – diluted, as adjusted
•On December 3, 2025, we provided guidance for our projected fourth quarter of 2026 FFO per share – diluted, as adjusted, to be within a range of $1.40 to $1.60 as part of our path forward. The decline in our quarterly FFO from first quarter of 2026 to fourth quarter of 2026 is due, in part, to projected dispositions and partial interest sales of land, non-core, and core properties aggregating $2.9 billion at our guidance midpoint, currently with a weighted-average projected completion date in August 2026.
•As of April 27, 2026, we continue to refine this guidance and currently expect to be within a range of $1.40 to $1.50. The updated range reflects an assumption for lower capitalized interest, and a corresponding increase in interest expense, in the fourth quarter of 2026 due to earlier than anticipated completion of construction/pre-
construction milestones on several projects (refer to the “Capitalized interest” item below for additional details).
$1.40 – $1.50
1)Potential tenant wind-downs
•Our 2026 guidance includes a $25 million to $30 million reduction in funds from operations for potential tenant wind-downs, of which approximately $6 million was recognized during the three months ended March 31, 2026.
•Based upon current market conditions, we estimate at least a similar level of reduction in funds from operations may be necessary through 2026 and beyond.
2)Development-related other income
•During the three months ended March 31, 2026, we recognized development fees and other related revenues of approximately $2.5 million, most of which are expected to cease by the end of 2026 as we complete the respective projects.
3)Development and redevelopment projects under business and financial strategy evaluation
•We have five development and redevelopment projects for which the business and financial strategies continue to be evaluated, including whether to continue construction of laboratory improvements, pause construction, pursue lower-investment construction alternatives (including a pivot to advanced technology use), or disposition. Refer to
“New Class A/A+ development and redevelopment properties: under construction” in Item 2 for additional details.
◦If we elect to continue to pursue construction of laboratory improvements for these projects, the earliest deliveries of these projects are in 2028.
◦If we elect to pursue lower-investment construction alternatives (including a pivot to advanced technology use), these projects could deliver earlier than 2028. The incremental capital required for alternative use construction, and corresponding rental rates earned, is generally lower compared to laboratory improvements.
4)Capitalized interest
•For the three months ended March 31, 2026, average real estate basis capitalized of $6.86 billion comprised the following:
•$2.64 billion of active development and redevelopment of projects under construction that are expected to stabilize through 2028 and are 77% leased and repositioning projects;
•$1.28 billion of development and redevelopment projects for which we are evaluating the business and financial strategy with weighted-average critical key construction milestones by March 2027;

•$1.16 billion of land with weighted-average critical key pre-construction milestones by August 2026;
•$567.6 million of land with weighted-average critical key pre-construction milestones by April 2027; and
•$1.22 billion of land with critical key pre-construction milestones through 2028 and beyond.
•At each milestone date, we evaluate, on an asset-by-asset basis, whether to (i) proceed with additional pre-construction and/or construction activities based on leasing demand and/or market conditions, (ii) pause future investments, or (iii) consider the potential dispositions of these real estate assets. If we cease activities necessary to prepare a project for its intended use, costs related to such project, including interest, payroll, property taxes, insurance, and other costs directly related and essential to the construction of Class A/A+ properties, are expensed as incurred. Annualized capitalized operating expenses and payroll represent approximately 2% and 1%, respectively, of the total average real estate basis subject to capitalization for the three months ended March 31, 2026.
•We expect average real estate basis capitalized to decrease from $6.86 billion for the three months ended March 31, 2026 to a range from $3.8 billion to $5.3 billion for the fourth quarter of 2026, driven by potential dispositions, deliveries of development and redevelopment, and pauses in construction/pre-construction activities. The estimated range for the fourth quarter of 2026 represents a $200 million reduction (at the midpoint) in the projected range from $4.0 billion to $5.5 billion initially disclosed on
December 3, 2025. Refer to “Average real estate basis used for capitalization of interest” in Item 2 for additional details.
5)Key lease expirations
•We estimate 1.5 million RSF of leases expiring in 2027, with approximately $97.4 million of annual rental revenue, to have 6 to 24 months of downtime on a weighted-
average basis. These expirations have a weighted-average contractual lease expiration date of February 2027. 2027 expirations increased from the prior quarter primarily due to one expiration of a 232,902 RSF single-tenant lease at our Alexandria Center® for Life Science – Waltham Megacampus with approximately $27.0 million of annual rental revenue, for which we no longer expect the tenant to renew. While our initial acquisition underwriting assumed this tenant would eventually relocate to another submarket, the relocation by the tenant is expected to occur earlier than previously anticipated. Refer to “Summary of contractual lease expirations” in the Item 2 for additional details.
6)Construction spending
•We are currently evaluating our future construction spending estimates beyond 2026, and a number of factors could cause our preliminary estimates for the period beyond
2026 to change as we refine our estimates over the course of the year. We estimate our annual construction spending beyond 2026 could decline by approximately $500 million, subject to market conditions, and is expected to primarily focus on, i) construction spending required to complete our development and redevelopment projects that are expected to stabilize through 2028 and are 77% leased, and ii) revenue- and non-revenue-enhancing capital expenditures, in order to secure leasing of vacant space and renewals and re-leasing of space at our operating properties.
We expect to introduce 2027 guidance and related assumptions at our Investor Day on December 2, 2026, consistent with our historical practice.

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling Interest Share		Operating RSF at 100%
50 and 60 Binney Street/Greater Boston/Cambridge/Inner Suburbs	66.0%		532,395
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%		388,270
100 and 225 Binney Street and 300 Third Street/Greater Boston/Cambridge/Inner Suburbs	70.0%		870,641
15 Necco Street/Greater Boston/Seaport Innovation District	43.3%		345,996
Alexandria Center® for Science and Technology – Mission Bay/San Francisco Bay Area/ Mission Bay(1)	75.0%		550,851
211 and 213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%		300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%		155,685
Alexandria Center® for Life Science – Millbrae/San Francisco Bay Area/South San Francisco	51.4%		285,346
3215 Merryfield Row/San Diego/Torrey Pines	70.0%		170,523
Campus Point by Alexandria/San Diego/University Town Center(2)(3)	42.8%	(4)	1,159,770
5200 Illumina Way/San Diego/University Town Center	49.0%		792,687
9625 Towne Centre Drive/San Diego/University Town Center	70.0%		163,648
SD Tech by Alexandria/San Diego/Sorrento Mesa(2)(5)	50.0%		1,051,752
Summers Ridge Science Park/San Diego/Sorrento Mesa(6)	70.0%		316,531
1201 and 1208 Eastlake Avenue East/Seattle/Lake Union	70.0%		206,134
400 Dexter Avenue North/Seattle/Lake Union	70.0%		290,754
800 Mercer Street/Seattle/Lake Union	40.0%		— (2)

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share		Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%		586,208
101 West Dickman Street/Maryland/Beltsville	58.4%	(7)	135,958

Refer to “Joint venture financial information” under “Definitions and reconciliations” in Item 2 for additional
(1)Includes 1450, 1500, and 1700 Owens Street and 455 Mission Bay Boulevard South.
(2)Includes properties currently under construction or in our future development and redevelopment pipeline. Refer to “New Class A/A+ development and redevelopment properties” in Item 2 for additional details.
(3)Includes 10200, 10290, and 10300 Campus Point Drive and 4135, 4155, 4165, 4224, and 4242 Campus Point Court.
(4)The noncontrolling interest share of our real estate joint venture partner is anticipated to decrease to 25%, as we expect to fund the majority of future construction costs at the campus until our ownership interest increases to 75%, after which future capital would be contributed pro rata with our partner. Refer to “New Class A/A+
development and redevelopment properties: under construction” in Item 2 for additional details.
(5)Includes 9605, 9645, 9675, 9725, 9735, 9805, 9808, 9855, and 9868 Scranton Road and 10055, 10065, and 10075 Barnes Canyon Road.
(6)Includes 9965, 9975, 9985, and 9995 Summers Ridge Road.
(7)Represents a joint venture with a local real estate operator in which our joint venture partner manages the day-to-day activities that significantly affect the economic performance of the joint venture.

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of March 31,
2026 (dollars in thousands):

	Maturity Date	Stated Rate		Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture					Aggregate Commitment	Debt Balance(2)
101 West Dickman Street	10/29/26	SOFR+1.95%	(3)	5.68%	$26,750	$19,048	58.4%
1655 and 1725 Third Street	2/10/35	6.37%		6.44%	500,000	496,967	10.0%
					$526,750	$516,015
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of March 31, 2026.
(3)This loan is subject to a fixed SOFR floor of 0.75%.
The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures as of and for the three months ended March 31, 2026 (in thousands):

	Three Months Ended March 31, 2026
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Total revenues	$97,212	$3,006
Rental operations	(30,677)	(1,191)
	66,535	1,815
General and administrative	(622)	(22)
Interest	(63)	(1,026)
Depreciation and amortization of real estate assets	(29,473)	(914)
Fixed returns allocated to redeemable noncontrolling interest(1)	347	—
	$36,724	$(147)
Straight-line rent and below-market lease revenue	$2,981	$197
Funds from operations(2)	$66,197	$767

Refer to “Joint venture financial information” under “Definitions and reconciliations” in Item 2 for additional details.
(1)Represents an allocation of joint venture earnings to redeemable noncontrolling interest for a property in the San Francisco Bay Area market. This redeemable noncontrolling interest earns a fixed return on their investment and does not participate in the operating results of the property.
(2)Refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations” in Item 2 for the definition and its reconciliation from the most directly comparable financial measure presented in accordance with GAAP.

	As of March 31, 2026
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$3,261,264	$88,793
Cash, cash equivalents, and restricted cash	111,509	1,648
Other assets	411,563	10,686
Secured notes payable	—	(60,821)
Other liabilities	(154,688)	(9,786)
Redeemable noncontrolling interests	(9,234)	—
	$3,620,414	$30,520
During the three months ended March 31, 2026 and 2025, our consolidated real estate joint ventures distributed an aggregate of $60.1 million and $66.0 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and
Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional information.

Investments
We hold investments in publicly traded companies and privately held entities primarily involved in the life science industry. The tables below summarize components of our investment income (loss) and non-real estate investments (in thousands). Refer to Note 7 –
“Investments” to our unaudited consolidated financial statements in Item 1 for additional information.

	Three Months Ended
	March 31, 2026		March 31, 2025
Realized gains:
Realized gains	$18,198		$29,333
Impairment of non-real estate investments	(12,448)	(1)	(11,180)
	5,750		18,153
Unrealized losses	(10,332)	(2)	(68,145)	(3)
Investment loss	$(4,582)		$(49,992)

	March 31, 2026					December 31, 2025
Investments	Cost		Unrealized Gains	Unrealized Losses	Carrying Amount	Carrying Amount
Publicly traded companies	$83,916		$34,674	$(16,514)	$102,076	$94,928
Entities that report NAV	471,058		102,050	(38,132)	534,976	512,376
Entities that do not report NAV:
Entities with observable price changes	82,128		54,780	(10,991)	125,917	123,238
Entities without observable price changes	405,567		—	—	405,567	413,324
Investments accounted for under the equity method	N/A		N/A	N/A	367,883	357,383
March 31, 2026	$1,042,669	(4)	$191,504	$(65,637)	$1,536,419	$1,501,249

December 31, 2025	$1,010,488		$184,434	$(51,056)	$1,501,249

Public/Private Mix (Cost)	Tenant/Non-Tenant Mix (Cost)

6%
Public
17%
Tenant
94%
Private
83%
Non-Tenant
(1)Primarily related to two non-real estate investments in privately held entities that do not report NAV.
(2)Primarily relates to the accounting reclassifications of unrealized gains recognized in prior periods into realized gains upon our realization of investments during the three months ended March 31, 2026.
(3)Primarily relates to the decrease in fair values of our investments in publicly traded entities and privately held entities that report NAV during the three months ended
March 31, 2025.
(4)Represents 2.6% of gross assets as of March 31, 2026. Refer to “Gross assets” under “Definitions and reconciliations” in Item 2 for additional details.

Liquidity

Liquidity		Limited Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit

$4.2B		(in millions)

$5,000
$5,000
$5,000
$353
$1,354
<$350
SIGNIFICANT AVAILABILITY
MINIMAL OUTSTANDING
12/31/25
3/31/26
12/31/26 Target
Remaining amounts available for borrowing under our unsecured senior line of credit
Outstanding balance under our unsecured senior line of credit and/or commercial paper program

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$3,645
Cash, cash equivalents, and restricted cash	423
Investments in publicly traded companies	102
Liquidity as of March 31, 2026	$4,170

We expect to meet certain long-term liquidity requirements, such as requirements for development, redevelopment, other construction projects, capital improvements, tenant improvements, property acquisitions, equity repurchases, leasing costs, revenue-
and non-revenue-enhancing capital expenditures, scheduled debt maturities, distributions to noncontrolling interests, and payment of dividends through net cash provided by operating activities, as adjusted, periodic asset dispositions, strategic real estate joint ventures, long-term secured and unsecured indebtedness, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, and issuances of additional debt and/or equity securities.
We also expect to continue meeting our short-term liquidity and capital requirements, as further detailed in this section, generally through our working capital and net cash provided by operating activities, as adjusted. We believe that the net cash provided by operating activities, as adjusted, will continue to be sufficient to enable us to make the distributions necessary to continue qualifying as a REIT.
For additional information on our liquidity requirements related to our contractual obligations and commitments, refer to
Note 5 – “Leases” and Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements in Item 1.
Over the next several years, our balance sheet, capital structure, and liquidity objectives are as follows:
•Retain net cash provided by operating activities, as adjusted, for investment in development and redevelopment projects and/or acquisitions;
•Maintain significant balance sheet liquidity;
•Maintain a strong credit profile and relative long-term cost of capital;
•Maintain diverse sources of capital, including sources from net cash provided by operating activities, as adjusted, unsecured debt, secured debt, selective real estate asset sales, strategic real estate joint ventures, non-real estate investment sales, and common stock;
•Maintain commitment to long-term capital to fund growth;
•Maintain prudent laddering of debt maturities;
•Maintain solid credit metrics;
•Prudently manage variable-rate debt exposure;
•Maintain a large, unencumbered asset pool to provide financial flexibility;
•Fund common stock dividends and distributions to noncontrolling interests from net cash provided by operating activities, as adjusted;
•Manage a disciplined level of development and redevelopment projects as a percentage of our gross real estate assets;
and
•Maintain high levels of pre-leasing and percentage leased in development and redevelopment projects.

The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; cash, cash equivalents, and restricted cash; and investments in publicly traded companies as of March 31,
2026 (in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/ Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	SOFR+0.835%	$5,000,000	$1,355,271	$3,644,729
Cash, cash equivalents, and restricted cash				423,385
Investments in publicly traded companies				102,076
Liquidity as of March 31, 2026				$4,170,190
Cash, cash equivalents, and restricted cash
As of March 31, 2026 and December 31, 2025, we had $423.4 million and $553.8 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash provided by operating activities, as adjusted, proceeds from real estate asset sales, sales of partial interests, strategic real estate joint ventures, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured senior notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities and any common stock repurchases.
Cash flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash provided by operating activities	$196,624	$207,949	$(11,325)
Net cash used in investing activities	$(584,810)	$(654,779)	$69,969
Net cash provided by financing activities	$258,003	$370,775	$(112,772)
Operating activities
Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the three months ended March 31, 2026 decreased by $11.3 million, or 5.4%, to $196.6 million, compared to
$207.9 million for the three months ended March 31, 2025, primarily reflecting the impact of real estate dispositions and sales of partial interests completed since January 1, 2025.

Investing activities
Cash used in investing activities for the three months ended March 31, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended March 31,		Change
	2026	2025
Sources of cash from investing activities:
Proceeds from sales of real estate	$—	$68,182	$(68,182)
Sales of and distributions from non-real estate investments	35,000	12,691	22,309
Return of capital from unconsolidated real estate joint ventures	113	—	113
	35,113	80,873	(45,760)
Uses of cash for investing activities:
Additions to real estate	545,999	645,841	(99,842)
Change in escrow deposits	—	9,506	(9,506)
Investments in unconsolidated real estate joint ventures	297	10,994	(10,697)
Additions to non-real estate investments	73,627	69,311	4,316
	619,923	735,652	(115,729)

Net cash used in investing activities	$584,810	$654,779	$(69,969)
The change in net cash used in investing activities for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to a decreased use of cash for additions to real estate and an increased source of cash from sales of and distributions from non-real estate investments. Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1 for additional information.
Financing activities
Cash flows provided by financing activities for the three months ended March 31, 2026 and 2025 consisted of the following
(in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Borrowings under secured notes payable	$—	$824	$(824)
Repayments of borrowings under secured notes payable	(8,892)	—	(8,892)
Proceeds from issuance of unsecured senior notes payable	747,592	548,532	199,060
Repayments of unsecured senior note payable	(1,252,203)	—	(1,252,203)
Proceeds from issuances under commercial paper program	12,319,811	2,700,000	9,619,811
Repayments of borrowings under commercial paper program	(11,318,040)	(2,400,000)	(8,918,040)
Payments of loan fees	(8,814)	(5,406)	(3,408)
Changes related to debt	479,454	843,950	(364,496)

Contributions from and sales of noncontrolling interests	18,065	54,409	(36,344)
Distributions to noncontrolling interests	(60,111)	(66,034)	5,923
Purchases and redemptions of noncontrolling interests	(49,707)	(17,818)	(31,889)
Repurchase of common stock	—	(208,187)	208,187
Dividends on common stock	(123,752)	(229,987)	106,235
Taxes paid related to net settlement of equity awards	(5,946)	(5,558)	(388)
Net cash provided by financing activities	$258,003	$370,775	$(112,772)

Sources of capital
Net cash provided by operating activities, as adjusted
We expect to retain $475 million to $575 million of net cash provided by operating activities, as adjusted, for the year ending
December 31, 2026. Refer to “Net cash provided by operating activities, as adjusted” under “Definitions and reconciliations” in Item 2 for the definition and reconciliation from the most directly comparable financial measure presented in accordance with GAAP. For the year ending December 31, 2026, we expect our recently delivered projects, our development and redevelopment projects expected to be delivered, and contributions from Same Properties to contribute to income from rentals, net operating income, and cash flows. We anticipate contractual near-term growth in annual net operating income (cash basis) of $25 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to “Cash flows”
in Item 2 for a discussion of cash flows provided by operating activities for the three months ended March 31, 2026.
Debt
We expect to fund a portion of our capital needs for 2026 and beyond from issuances under our commercial paper program, issuances of unsecured senior notes payable, and/or borrowings under our unsecured senior line of credit, and/or borrowings under secured construction loans.
As of March 31, 2026, our unsecured senior line of credit, which matures in 2030, including extension options under our control, had aggregate commitments of $5.0 billion and bore an interest rate of SOFR plus 0.835%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.14% based on the aggregate commitments outstanding.
Based upon our ability to achieve certain annual sustainability targets, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.
During the three months ended March 31, 2026, we achieved certain annual sustainability targets, as described in our unsecured senior line of credit agreement, which reduced the borrowing rate by four basis points for a one-year period to SOFR plus
0.835%, from SOFR plus 0.875%, and reduced the facility fee by one basis point to 0.14% from 0.15%. As of March 31, 2026, we had no outstanding balance on our unsecured senior line of credit.
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
We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit. The commercial paper notes sold during the three months ended
March 31, 2026 were issued at a weighted-average yield to maturity of 4.08%. As of March 31, 2026, we had $1.35 billion of commercial paper notes outstanding.
In January 2026 and April 2026, we repaid, upon maturity,  $300.0 million of 4.30% unsecured senior notes payable and
$350.0 million of 3.80% unsecured senior notes payable, respectively. These repayments were funded temporarily with borrowings under our commercial paper program, which will be repaid through planned dispositions and sales of partial interests included in our
2026 guidance. No gain or loss was incurred in connection with these repayments.
In February 2026, we completed tender offers to repurchase an aggregate debt principal amount of $1.33 billion across a portion of our outstanding 4.00% Senior Notes due 2050, 3.00% Senior Notes due 2051, and 3.55% Senior Notes due 2052. Cash
consideration paid was $952.2 million. The repurchase was primarily funded through the issuance of $750.0 million of 5.25% unsecured senior notes due 2036, and approximately $200 million of short-term borrowings under our commercial paper program, which we expect to repay through planned 2026 dispositions and sales of partial interests. In connection with the debt repurchase, we recognized a gain on early extinguishment of debt aggregating $366.4 million, including the write-off of unamortized debt issuance costs and other transaction-related costs.

The following table presents our average debt outstanding and weighted-average interest rates during the three months ended
March 31, 2026 (dollars in thousands):

	Three Months Ended March 31, 2026
	Average Debt Outstanding	Weighted-Average Interest Rate
Long-term fixed-rate debt	$11,432,675	3.94%
Short-term variable-rate unsecured senior line of credit and commercial paper program debt	1,736,226	4.05
Blended average interest rate	13,168,901	3.95
Loan fee amortization and annual facility fee related to unsecured senior line of credit	N/A	0.13
Total/weighted average	$13,168,901	4.08%
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
Refer to Note 3 – “Investments in real estate” and Note 4 – “Consolidated and unconsolidated real estate joint ventures,” and
Note 14 – “Stockholders’ equity” to our unaudited consolidated financial statements in Item 1 and to “Dispositions and sales of partial interests” in Item 2 for additional information on our real estate dispositions.
As a REIT, we are generally subject to a 100% tax on the net income from real estate asset sales that the IRS characterizes as
“prohibited transactions.” We do not expect our sales will be categorized as prohibited transactions. However, unless we meet certain
“safe harbor” requirements, whether a real estate asset sale is a “prohibited transaction” will be based on the facts and circumstances of the sale. Our real estate asset sales may not always meet such “safe harbor” requirements. Refer to “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2025 for additional information about the “prohibited transaction” tax.
Common equity transactions
During the three months ended March 31, 2026, we did not issue any common stock under our ATM program. As of March 31,
2026, the remaining aggregate amount available under our ATM program for future sales of common stock was $1.47 billion.
Other sources
As a well-known seasoned issuer, we may, from time to time, issue securities at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital.
Additionally, we, together with joint venture partners, hold interests in real estate joint ventures that we consolidate in our financial statements. These existing joint ventures provide significant equity capital to fund a portion of our future construction spending, and our joint venture partners may also contribute equity into these entities for financing-related activities. From April 1, 2026 through
December 31, 2027 and beyond, we expect to receive capital contributions aggregating $120.0 million from existing consolidated real estate joint venture partners to fund construction. During the year ending December 31, 2026, contributions from noncontrolling interests from existing joint venture partners are expected to aggregate to up to $100.0 million at the midpoint of our guidance range for
2026 construction spending.

Uses of capital
Summary of capital expenditures
One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties.
We currently have projects in our development and redevelopment pipeline aggregating 3.4 million RSF of Class A/A+ properties undergoing construction. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to “New Class A/A+ development and redevelopment properties: under construction” and “Summary of capital expenditures” in Item 2 for additional information on our capital expenditures.
We capitalize interest cost as a cost of the project only during the period in which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest, classified in investments in real estate in our consolidated balance sheets, aggregated $70.0 million for the three months ended March 31, 2026, a decrease from $80.1 million capitalized during the three months ended March 31, 2025. This reflects a lower weighted-average capitalized cost basis of $6.86 billion for the three months ended March 31, 2026, as compared to $8.03 billion for the three months ended March 31, 2025.
Property taxes, insurance on real estate, and indirect project costs, such as construction, administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect costs related to development, redevelopment, pre-construction, and construction projects aggregating $17.6 million and $24.8 million, and property taxes, insurance on real estate, and indirect project costs aggregating $36.9 million and $36.2 million during the three months ended March 31, 2026 and
2025, respectively.
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
Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, had we experienced a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, total expenses would have increased by approximately $12.5 million for the three months ended March 31, 2026.
We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the three months ended March 31, 2026, we capitalized total initial direct leasing costs of $18.8 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.
Real estate acquisitions and common stock repurchase program
On December 8, 2025, we announced that our Board of Directors authorized a new common stock repurchase program that allows for the repurchase of up to $500.0 million of our common stock through December 31, 2026. This new program replaced our prior stock repurchase program. As of the date of this report, no repurchases have been made under the new program and
$500.0 million remains available for future share repurchases.
We did not make any real estate acquisitions during the three months ended March 31, 2026.

Dividends
During the three months ended March 31, 2026 and 2025, we paid common stock dividends of $123.8 million and
$230.0 million, respectively. The decrease of $106.2 million in dividends paid on our common stock for the three months ended
March 31, 2026, compared to the three months ended March 31, 2025, was primarily due to a decrease in the related dividends to
$0.72 per common share paid for the three months ended March 31, 2026 from $1.32 per common share paid during the three months ended March 31, 2025.
We have historically funded the payment of our common stock dividends using net cash provided by operating activities, as adjusted. We expect to continue funding future quarterly common stock dividends from net cash provided by operating activities, as adjusted, which may be supplemented by proceeds from periodic asset dispositions, issuances of additional debt and/or equity securities, and borrowings under our unsecured senior line of credit and/or our commercial paper program. Future dividends are at the discretion of our Board and subject to various considerations, including net income, cash flows, capital requirements, debt covenants, market conditions, dividend yield, taxable income, payout ratios, and other factors. There can be no assurance that we will maintain our dividends at the current level or increase dividends in the future.
Unsecured senior notes payable and unsecured senior line of credit
The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of March 31, 2026 were as follows:

Covenant Ratios(1)	Requirement	March 31, 2026
Total Debt to Total Assets	Less than or equal to 60%	32%
Secured Debt to Total Assets	Less than or equal to 40%	—%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	7.7x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	302%
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
and (ii) incur certain secured or unsecured indebtedness.
The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of March 31, 2026 were as follows:

Covenant Ratios(1)	Requirement	March 31, 2026
Leverage Ratio	Less than or equal to 60.0%	34.5%
Secured Debt Ratio	Less than or equal to 45.0%	—%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.23x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	6.93x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.
In managing our liquidity, we also consider the contractual interest payment obligations associated with our outstanding debt.
Interest payments on our fixed-rate debt are determined based on contractual interest rates, including interest payment dates and scheduled maturity dates. As of March 31, 2026, 89.2% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements in Item 1.

Ground lease obligations
Ground lease obligations as of March 31, 2026 included leases for 31 of our properties and accounted for approximately 9% of our total number of properties. Among these 31 properties, 17 properties are subject to ground leases with a weighted-average remaining lease term of 53 years, including extension options that we are reasonably certain to exercise. These leases are with a single lessor in our Greater Stanford submarket with whom we have extended three ground leases over the past 10 years.
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
Operating lease agreements
As of March 31, 2026, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $748.1 million and $19.2 million, respectively. As of March 31, 2026, our operating lease liability, calculated as the present value of the remaining payments aggregating $767.2 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $358.6 million and was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheet. As of March 31, 2026, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 60 years, including extension options that we are reasonably certain to exercise, and the weighted-average discount rate was 4.7%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $693.8 million. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to “Lease accounting” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1 for additional information.
Commitments
As of March 31, 2026, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $938.4 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain projects, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $5.3 million.
We are committed to funding approximately $353.0 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV and expire at various dates over the next 12 years, with a weighted-average expiration of 8.0 years as of March 31, 2026.
Our former joint venture partner in the Greater Boston market has an option, subject to certain conditions, to obtain a
$50 million secured loan from us, which, if the option is exercised, will bear interest at 6.5%, with a floor of 9.0% and a term not to exceed five years. As of March 31, 2026, the option has not been exercised and is set to expire in July 2027.
In connection with the sale of a property in our San Diego market, we entered into a loan agreement with the buyer under which we committed to provide up to $165.7 million of financing through December 30, 2029. As of March 31, 2026, $47.6 million of the commitment remained available to be drawn by the borrower.
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

Foreign currency translation gains and losses
The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate
Equities, Inc.’s stockholders during the three months ended March 31, 2026 primarily due to the changes in the foreign exchange rates for our real estate investments in Canada (in thousands). We reclassify unrealized foreign currency translation gains and losses into net income as we dispose of these holdings.

Total
Balance as of December 31, 2025	$(29,395)

Other comprehensive loss before reclassifications	(1,518)
Reclassification adjustment for loss included in net income	(23)
Net other comprehensive loss	(1,541)

Balance as of March 31, 2026	$(30,936)
Inflation
As of March 31, 2026, approximately 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 97% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3% that were either fixed or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of issuing new unsecured senior notes payable and our variable-rate borrowings, including borrowings under our unsecured senior line of credit and commercial paper program, and secured loans held by our unconsolidated real estate joint ventures.

Issuer and guarantor subsidiary summarized financial information
Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor
Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents, on a combined basis, balance sheet information as of March 31, 2026 and December 31, 2025, and results of operations and comprehensive income for the three months ended March 31, 2026 and year ended December 31, 2025 for the Issuer and the Guarantor Subsidiary. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the
Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the
Guarantor Subsidiary generally based on legal entity ownership.
The following tables present combined summarized financial information as of March 31, 2026 and December 31, 2025 and for
the three months ended March 31, 2026 and year ended December 31, 2025 for the Issuer and Guarantor Subsidiary. Amounts
provided do not represent our total consolidated amounts (in thousands):

	March 31, 2026	December 31, 2025
Assets:
Cash, cash equivalents, and restricted cash	$71,915	$127,100
Other assets	182,017	173,303
Total assets	$253,932	$300,403

Liabilities:
Unsecured senior notes payable	$11,166,009	$12,047,394
Unsecured senior line of credit and commercial paper	1,353,986	353,161
Other liabilities	420,800	433,707
Total liabilities	$12,940,795	$12,834,262

	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Total revenues	$14,508	$48,748
Total expenses	(100,208)	(350,655)
Gain on early extinguishment of debt	366,435	—
Net income (loss)	280,735	(301,907)
Net income attributable to unvested restricted stock awards	(2,779)	(8,417)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$277,956	$(310,324)

As of March 31, 2026, 327 of our 339 properties were held indirectly by the REIT’s wholly owned consolidated subsidiary,
Alexandria Real Estate Equities, L.P.
Critical accounting estimates
Refer to our annual report on Form 10-K for the year ended December 31, 2025 for a discussion of our critical accounting estimates related to recognition of real estate acquired, impairment of long-lived assets, impairment of non-real estate investments, and monitoring of tenant credit quality.

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
We are not able to forecast the net income of future periods without unreasonable effort, and therefore do not provide a reconciliation for funds from operations on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as components such as gain on sales of real estate, unrealized gains or losses on non-real estate investments, impairments of real estate, impairments of non-real estate investments, and changes in provision for expected credit losses on financial instruments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would potentially be misleading for our investors.

The following tables present a reconciliation of net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities,
Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three months ended March 31, 2026 and 2025 (in thousands, except per share amounts). Per share amounts may not add due to rounding.

	Three Months Ended March 31,
	2026		2025
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$358,874		$(11,599)
Depreciation and amortization of real estate assets	303,296		339,381
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(29,473)		(33,411)
Our share of depreciation and amortization from unconsolidated real estate JVs	914		1,054
Gain on sales of real estate	—		(13,165)
Impairment of real estate – rental properties and land	5,499	(1)	—
Allocation to unvested restricted stock awards	(2,181)		(686)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(2)	636,929		281,574
Unrealized losses on non-real estate investments	10,332		68,145
Impairment of non-real estate investments	12,448	(3)	11,180
Impairment of real estate	—		32,154
Gain on early extinguishment of debt	(366,435)	(4)	—
Increase in provision for expected credit losses on financial instruments	—		285
Allocation to unvested restricted stock awards	2,674		(1,329)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$295,948		$392,009
(1)Primarily represents an incremental impairment charge recognized during the three months ended March 31, 2026 in connection with the amendment of the sales agreement for our Canada portfolio, which was classified as held for sale as of December 31, 2025. Refer to Note 3 – “Sales of real estate assets and impairment of real estate” under Item 1 to our unaudited consolidated financial statements for additional details.
(2)Calculated in accordance with standards established by the Nareit Board of Governors.
(3)Primarily related to two non-real estate investments in privately held entities that do not report NAV.
(4)In February 2026, we completed tender offers to repurchase debt principal aggregating $1.33 billion across a portion of our outstanding 4.00% Senior Notes due 2050,
3.00% Senior Notes due 2051, and 3.55% Senior Notes due 2052 for $952.2 million. The gain includes the write-off of unamortized debt issuance costs and other transaction-related costs. Refer to Note 10 – “Secured and unsecured senior debt” under Item 1 to our unaudited consolidated financial statements for additional details.

	Three Months Ended March 31,
(Per share)	2026	2025
Net income (loss) per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$2.10	$(0.07)
Depreciation and amortization of real estate assets	1.61	1.80
Gain on sales of real estate	—	(0.08)
Impairment of real estate – rental properties and land	0.03	—
Allocation to unvested restricted stock awards	(0.01)	—
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	3.73	1.65
Unrealized losses on non-real estate investments	0.06	0.40
Impairment of non-real estate investments	0.07	0.07
Impairment of real estate	—	0.19
Gain on early extinguishment of debt	(2.14)	—
Allocation to unvested restricted stock awards	0.01	(0.01)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1.73	$2.30

Weighted-average shares of common stock outstanding – diluted(1)
Earnings per share – diluted	170,867	170,522
Funds from operations – diluted, per share	170,867	170,599
Funds from operations – diluted, as adjusted, per share	170,867	170,599

(1)Refer to “Weighted-average shares of common stock outstanding – diluted” in this section for additional information.
The following table reconciles net income (loss) to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three months ended
March 31, 2026 (in thousands):

	Three Months Ended March 31, 2026
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Net income (loss)	$36,724	$(147)
Depreciation and amortization of real estate assets	29,473	914
Funds from operations	$66,197	$767

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
We are not able to forecast the net income of future periods without unreasonable effort, and therefore do not provide a reconciliation for Adjusted EBITDA on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as quarterly components such as gain on sales of real estate, unrealized gains or losses on non-real estate investments, impairments of real estate, impairments of non-real estate investments, and changes in provision for expected credit losses on financial instruments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would potentially be misleading for our investors.

The following table reconciles net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and calculates the Adjusted EBITDA margin for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026		2025
Net income	$398,377		$38,662
Interest expense	64,584		50,876
Income taxes	3,225		1,145
Depreciation and amortization	305,441		342,062
Stock compensation expense	11,032		10,064
Gain on early extinguishment of debt	(366,435)	(1)	—
Gain on sales of real estate	—		(13,165)
Unrealized losses on non-real estate investments	10,332		68,145
Impairment of real estate	5,499		32,154
Impairment of non-real estate investments	12,448		11,180
Decrease in provision for expected credit losses on financial instruments	—		285
Adjusted EBITDA	$444,503		$541,408

Total revenues	$671,022		$758,158

Adjusted EBITDA margin	66%		71%
(1)In February 2026, we completed tender offers to repurchase debt principal aggregating $1.33 billion across a portion of our outstanding 4.00% Senior Notes due 2050,
3.00% Senior Notes due 2051, and 3.55% Senior Notes due 2052 for $952.2 million. The gain includes the write-off of unamortized debt issuance costs and other transaction-related costs. Refer to Note 10 – “Secured and unsecured senior debt” under Item 1 to our unaudited consolidated financial statements.
Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP. It includes the amortization of deferred revenue related to tenant-funded and tenant-built landlord improvements for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of March 31, 2026, approximately 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.
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
Credit rating
Represents the credit ratings assigned by S&P Global Ratings or Moody’s Ratings as of March 31, 2026. A credit rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time.
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
Redevelopment projects generally consist of the permanent change in use of acquired office, warehouse, or shell space into facilities designed for life science innovation or advanced technology. We generally will not commence new development projects for aboveground construction of new Class A/A+ laboratory space without first securing significant pre-leasing for such space, except when there is solid market demand for high-quality Class A/A+ properties.
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
The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and computes fixed-charge coverage ratio for the three months ended March 31, 2026 and
2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Adjusted EBITDA	$444,503	$541,408

Interest expense	$64,584	$50,876
Capitalized interest	69,973	80,065
Amortization of loan fees	(4,428)	(4,691)
Amortization of debt discounts	(320)	(349)
Cash interest and fixed charges	$129,809	$125,901

Fixed-charge coverage ratio:
– quarter annualized	3.4x	4.3x
– trailing 12 months	3.8x	4.4x
We are not able to forecast the net income of future periods without unreasonable effort, and therefore do not provide a reconciliation for fixed-charge coverage ratio on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as quarterly components such as gain on sales of real estate, unrealized gains or losses on non-real estate investments, impairments of real estate, impairments of non-real estate investments, and changes in provision for expected credit losses on financial instruments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would potentially be misleading for our investors.
Gross assets
Gross assets are calculated as total assets plus accumulated depreciation as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Total assets	$34,167,397	$34,081,835
Accumulated depreciation	6,393,658	6,127,525
Gross assets	$40,561,055	$40,209,360

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
Investment-grade or publicly traded large cap tenants
Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended March 31, 2026, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Ratings and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decrease below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.
Investments in real estate
The following table presents our new Class A/A+ development and redevelopment pipeline, excluding properties held for sale, as a percentage of gross assets and as a percentage of annual rental revenue as of March 31, 2026 (dollars in thousands):

	Book Value	Percentage of Gross Assets
Projects under active construction	$3,117,332	8%
Future development projects(1) and land parcels primarily located in Megacampuses	3,740,237	9
Total Class A/A+ development and redevelopment pipeline, excluding properties held for sale	6,857,569	17
Properties held for sale – land parcels	230,905	1
Total Class A/A+ development and redevelopment pipeline	$7,088,474	18%

(1)Includes projects with existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses.

The square footage presented in the table below is classified as operating as of March 31, 2026. These lease expirations or vacant space at recently acquired properties represent future opportunities for which we intend, subject to market conditions and leasing, to commence first-time conversion from non-laboratory space to laboratory space, or to commence future ground-up development:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2026	2027	Thereafter(1)	Total
Future projects:
446, 458, and 500 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	116,623	116,623
1122 and 1150 El Camino Real/South San Francisco	Dev	—	—	375,232	375,232
2100 Geng Road/Greater Stanford	Dev	—	—	12,125	12,125
960 Industrial Road/Greater Stanford	Dev	—	—	112,590	112,590
Campus Point by Alexandria/University Town Center	Dev	—	—	96,805	96,805
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	555,754	555,754
Canada	Redev	—	—	247,743	247,743
Total		—	—	1,516,872	1,516,872

(1)Includes vacant square footage as of March 31, 2026.
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
The components of balance sheet and operating results information related to our real estate joint ventures are limited as an analytical tool as the overall economic ownership interest does not represent our legal claim to each of our joint ventures’ assets, liabilities, or results of operations. In addition, joint venture financial information may include financial information related to the unconsolidated real estate joint ventures that we do not control. We believe that, to facilitate investors’ clear understanding of our operating results and our total assets and liabilities, joint venture financial information should be examined in conjunction with our consolidated statements of operations and balance sheets. Joint venture financial information should not be considered an alternative to our consolidated financial statements, which are presented and prepared in accordance with GAAP.
Megacampus™
A Megacampus ecosystem is a cluster campus that consists of approximately 1 million RSF or greater, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished.

The following table reconciles our annual rental revenue and development and redevelopment pipeline RSF, excluding properties classified as held for sale, as of March 31, 2026 (dollars in thousands):

	Annual Rental Revenue	Development and Redevelopment Pipeline RSF
Megacampus	$1,414,438	16,919,119
Core and non-core	388,856	4,990,866
Total	$1,803,294	21,909,985

Megacampus as a percentage of annual rental revenue and of total development and redevelopment pipeline RSF	78%	77%
Net cash provided by operating activities, as adjusted
We use net cash provided by operating activities, as adjusted, as a supplemental measure for financial and operational decision-making, and as a supplemental means of evaluating period-to-period comparisons on a consistent basis. Net cash provided by operating activities, as adjusted, is calculated as net cash provided by operating activities as shown in our consolidated statements of cash flows, adjusted for changes in operating assets and liabilities (as they represent timing differences), and reduced by dividends and distributions to noncontrolling interests (excludes liquidating distributions from asset sales).
We believe net cash provided by operating activities, as adjusted, provides investors with relevant and useful information as it allows investors to evaluate our operating cash flows on a more consistent basis that excludes period-to-period timing differences in operating assets and liabilities (working capital) and reflects cash dividends and distributions paid quarterly.
The following table reconciles net cash flows from operating activities, the most directly comparable financial measure presented in accordance with GAAP, to net cash provided by operating activities, as adjusted:

	Three Months Ended March 31,
(in thousands)	2026	2025
Net cash provided by operating activities	$196,624	207,949
Decreases in operating assets and liabilities	143,523	220,294
Common stock dividends paid	(123,752)	(229,987)
Distributions to noncontrolling interests	(60,111)	(66,034)
Net cash provided by operating activities, as adjusted	$156,284	$132,222
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
We are not able to forecast the net income of future periods without unreasonable effort, and therefore do not provide a reconciliation for net debt and preferred stock to Adjusted EBITDA on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as quarterly components such as gain on sales of real estate, unrealized gains or losses on non-real estate investments, impairments of real estate, impairments of non-real estate investments, and changes in provision for expected credit losses on financial instruments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would potentially be misleading for our investors.

The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of March 31,
2026 and December 31, 2025 (dollars in thousands):

	March 31, 2026	December 31, 2025
Unsecured senior notes payable	$11,166,009	$12,047,394
Unsecured senior line of credit and commercial paper	1,353,986	353,161
Unamortized deferred financing costs	69,071	74,314
Cash and cash equivalents	(418,720)	(549,062)
Restricted cash	(4,665)	(4,693)
Preferred stock	—	—
Net debt and preferred stock	$12,165,681	$11,921,114

Adjusted EBITDA:
– quarter annualized	$1,778,012	$2,097,444
– trailing 12 months	$2,044,906	$2,141,811

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	6.8x	5.7x
– trailing 12 months	5.9x	5.6x
Net operating income, net operating income (cash basis), and operating margin
The following table reconciles net income (loss) to net operating income and net operating income (cash basis) and computes operating margin for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Net income	$398,377	$38,662

Equity in losses of unconsolidated real estate joint ventures	147	507
General and administrative expenses	34,685	30,675
Interest expense	64,584	50,876
Depreciation and amortization	305,441	342,062
Impairment of real estate	5,499	32,154
Gain on early extinguishment of debt	(366,435)	—
Gain on sales of real estate	—	(13,165)
Investment loss	4,582	49,992
Net operating income	446,880	531,763
Straight-line rent revenue	(17,862)	(22,023)
Amortization of deferred revenue related to tenant-funded and -built landlord improvements	(5,405)	(1,651)
Amortization of acquired below-market leases	(5,615)	(15,222)
Provision for expected credit losses on financial instruments	—	285
Net operating income (cash basis)	$417,998	$493,152

Net operating income (from above)	$446,880	$531,763
Total revenues	$671,022	$758,158
Operating margin	67%	70%

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
We believe that, to facilitate investors’ clear understanding of our operating results, net operating income should be examined in conjunction with net income or loss as presented in our consolidated statements of operations. Net operating income should not be considered as an alternative to net income or loss as an indication of our performance, nor as an alternative to cash flows as a measure of our liquidity or our ability to make distributions.
We are not able to forecast the net income of future periods without unreasonable effort, and therefore do not provide a reconciliation for net operating income on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as components such as gain on sales of real estate, unrealized gains or losses on non-real estate investments, impairments of real estate, impairments of non-real estate investments, and changes in provision for expected credit losses on financial instruments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would
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
Tenant collections
Tenant collections represent the percentage of recognized rental income billed during the respective quarter that has been collected as of the date of this report. Rental income from tenants for whom collection is considered not probable is recognized only upon receipt of cash and, accordingly, is included in this calculation only to the extent recognized and collected.
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
The following table reconciles income from rentals to tenant recoveries for the three months ended March 31, 2026 and 2025
(in thousands):

	Three Months Ended March 31,
	2026	2025
Income from rentals	$653,013	$743,175
Rental revenues	(474,786)	(552,112)
Tenant recoveries	$178,227	$191,063
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
The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Unencumbered net operating income	$446,880	$530,691
Encumbered net operating income	—	1,072
Total net operating income	$446,880	$531,763
Unencumbered net operating income as a percentage of total net operating income	100.0%	99.8%
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
The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three months ended March 31, 2026 and 2025 are calculated as follows. Also shown are the weighted-average unvested RSAs with nonforfeitable dividends used in calculating the amounts allocable to these awards pursuant to the two-class method for each of the respective periods presented below (in thousands):

	Three Months Ended March 31,
	2026	2025
Basic shares for earnings per share	170,598	170,522
Unvested RSAs with forfeitable dividends	269	—
Diluted shares for earnings per share	170,867	170,522

Basic shares for funds from operations per share and funds from operations per share, as adjusted	170,598	170,522
Unvested RSAs with forfeitable dividends	269	77
Diluted shares for funds from operations per share and funds from operations per share, as adjusted	170,867	170,599

Weighted-average unvested RSAs with nonforfeitable dividends used in the allocations of net income, funds from operations, and funds from operations, as adjusted	1,340	2,053

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.
In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of March 31,
2026, we did not have any outstanding interest rate hedge agreements.
Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market rates of interest. The following tables illustrate the effect of a 1% change in interest rates, assuming a zero percent interest rate floor, on our fixed- and variable-rate debt as of March 31, 2026 (in thousands):

	As of
	March 31, 2026	December 31, 2025
Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(4,706)	$(1,259)
Rate decrease of 1%	$4,706	$1,259

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(658,167)	$(746,058)
Rate decrease of 1%	$742,060	$852,698
These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of March 31,
2026 and December 31, 2025. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.
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
will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of March 31, 2026 and December 31, 2025 (in thousands):

	As of
	March 31, 2026	December 31, 2025
Equity price risk:
Fair value increase of 10%	$116,854	$114,387
Fair value decrease of 10%	$(116,854)	$(114,387)

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
potential future earnings and on the fair value of our net investment in Canadian subsidiaries, based on our current operating assets outside the U.S. as of March 31, 2026 and December 31, 2025 (in thousands):

	As of
	March 31, 2026	December 31, 2025
Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$290	$182
Rate decrease of 10%	$(290)	$(182)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$35,164	$35,306
Rate decrease of 10%	$(35,164)	$(35,306)

Change in the fair value of cross-currency swap agreements designated as a net investment hedge(1):
Rate increase of 10% (USD weakening)	$24,400	$(24,600)
Rate decrease of 10% (USD strengthening)	$(24,400)	$24,600
(1)Refer to Note 11 – “Hedge agreements” to our unaudited consolidated financial statements for additional information.
The sensitivity analyses assume a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.
Our exposure to market risk elements for the three months ended March 31, 2026 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of March 31, 2026, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in internal control over financial reporting
There has not been any change in our internal control over financial reporting during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Stockholder Matters
On November 25, 2025, a securities class action was filed against the Company and certain of its officers and directors in the
United States District Court for the Central District of California. On April 15, 2026, the lead plaintiffs filed an amended complaint alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, based on alleged material misrepresentations and omissions related to the Company’s business performance and real estate impairment charges
(captioned Hern v. Alexandria Real Estate Equities, Inc., et al.). The amended complaint seeks damages and other relief on behalf of investors who acquired the Company’s securities between January 30, 2024 and December 5, 2025. The Company does not believe the amended complaint states any meritorious claims and intends to defend this case vigorously.
On February 3, 2026 and March 25, 2026, stockholder derivative actions were filed against certain officers and directors of the
Company, with the Company named as a nominal defendant, in the United States District Court for the District of Maryland (captioned
De Albuquerque Torres v. Alexandria Real Estate Equities, Inc., et al.) and the United States District Court for the Central District of
California (captioned Tabone v. Moglia, et al.). The derivative complaints allege violations of federal securities laws and breaches of fiduciary duty based on allegations similar to those in the securities class action and seek damages and other relief on behalf of the
Company. On April 8, 2026, the Maryland derivative action was stayed pending resolution of any motion to dismiss in the securities class action. The Company does not believe the derivative complaints state any meritorious claims and intends to defend these cases vigorously.
At this time, we cannot predict the outcome of these matters or reasonably estimate the amount or range of any possible loss, if any, and therefore we have not recorded an accrual related to these matters.
Option Parcel Development at Alexandria Center® for Life Science – New York City Campus
Refer to “Other” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for information regarding litigation involving our subsidiary in connection with an option and ground lease for a development parcel at the Alexandria
Center® for Life Science – New York City campus.
ITEM 1A. RISK FACTORS
In addition to the information set forth in this quarterly report on Form 10-Q, one should also carefully review and consider the information contained in the other reports and periodic filings that we make with the SEC, including, without limitation, the information contained under the caption “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2025. Those risk factors could materially affect our business, financial condition, and results of operations. The risks that we describe in our public filings are not the only risks that we face. Additional risks and uncertainties not currently known to us, or that we presently deem to be immaterial, also may materially adversely affect our business, financial condition, and results of operations.
There have been no material changes in our risk factors from those disclosed under the caption “Item 1A. Risk factors” in our annual report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities
On December 8, 2025, we announced that our Board of Directors authorized a new share repurchase program that allows the repurchase of shares with an aggregate value of up to $500.0 million through December 31, 2026 in the open market, through privately negotiated transactions, or otherwise, in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the
Exchange Act. This new program replaced our prior stock repurchase program. As of the date of this report, no repurchases have been made under the new program and $500.0 million remains available for future share repurchases.
ITEM 5. OTHER INFORMATION
Disclosure of 10b5-1 plans
During the three months ended March 31, 2026, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of
Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1*	Articles of Amendment and Restatement of the Company, dated May 21, 1997	Form 10-Q	August 14, 1997
3.2*	Certificate of Correction of the Company, dated June 20, 1997	Form 10-Q	August 14, 1997
3.3*	Articles of Amendment of the Company, effective as of May 10, 2017	Form 8-K	May 12, 2017
3.4*	Articles of Amendment of the Company, effective as of May 18, 2022	Form 8-K	May 19, 2022
3.5*	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.6*	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.7*	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.8*	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.9*	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.10*	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.11*	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.12*	Articles Supplementary, effective as of May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
3.13*	Articles Supplementary, effective as of March 31, 2026, relating to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	March 31, 2026
3.14*	Amended and Restated Bylaws of the Company (Amended December 6, 2024)	Form 8-K	December 9, 2024
4.1*
Indenture, dated as of February 13, 2025, among Alexandria Real Estate
Equities, Inc., as issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and U.S. Bank Trust Company, National Association, as Trustee
		Form 8-K	February 13, 2025
4.2*
Supplemental Indenture No. 2, dated as of February 25, 2026, by and among
Alexandria Real Estate Equities, Inc., as Issuer, Alexandria Real Estate
Equities, L.P., as Guarantor, and U.S. Bank Trust Company, National
Association, as trustee
		Form 8-K	February 25, 2026
4.3*	Form of 5.25% Senior Note due 2036 (included in Exhibit 4.2 above)	Form 8-K	February 25, 2026
22.1	List of Guarantor Subsidiaries of the Company	N/A	Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.2	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
31.3	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
32.0	Certification of Principal Executive Officers and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	N/A	Filed herewith
101.1
The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended March 31, 2026, formatted in iXBRL (Inline
eXtensible Business Reporting Language): (i) Consolidated Balance Sheets
as of March 31, 2026 and December 31, 2025 (unaudited), (ii) Consolidated
Statements of Operations for the three months ended March 31, 2026 and
2025 (unaudited), (iii) Consolidated Statements of Comprehensive Income for
the three months ended March 31, 2026 and 2025 (unaudited), (iv)
Consolidated Statements of Changes in Stockholders’ Equity and
Noncontrolling Interests for the three months ended March 31, 2026 and 2025
(unaudited), (v) Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 (unaudited), and (vi) Notes to Consolidated
Financial Statements (unaudited)
		N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith
(*) Incorporated by reference.
(1) Management contract or compensatory arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 27, 2026.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Executive Chairman (Principal Executive Officer)

/s/ Peter M. Moglia
Peter M. Moglia Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

/s/ Marc E. Binda
Marc E. Binda Chief Financial Officer and Treasurer (Principal Financial Officer)