Form 10-Q
period 2026-06-30
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2026-08-03
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
    ☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of July 15, 2026, 174,247,570 shares of common stock, par value $0.01 per share, were outstanding.
i
TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025 .............................................................	1

	Consolidated Financial Statements for the Three and Six Months Ended June 30, 2026 and 2025:

	Consolidated Statements of Operations ...................................................................................................................	2

	Consolidated Statements of Comprehensive Income ............................................................................................	3

	Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests ..........................	4

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and 2025 ................................	8

	Notes to Consolidated Financial Statements ....................................................................................................................	10

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........................................................................................................................................................................	49

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........................................................	123

Item 4.	CONTROLS AND PROCEDURES .....................................................................................................................................	124

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS ......................................................................................................................................................	125

Item 1A.	RISK FACTORS ....................................................................................................................................................................	125

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ...................................................	125

Item 5.	OTHER INFORMATION .......................................................................................................................................................	126

Item 6.	EXHIBITS ...............................................................................................................................................................................	127

SIGNATURES .................................................................................................................................................................................................		128
ii
GLOSSARY
The following abbreviations or acronyms that may be used in this document have the meanings set forth below:

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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments in real estate	$29,125,895	$28,689,996
Investments in unconsolidated real estate joint ventures	28,910	30,677
Cash and cash equivalents	470,449	549,062
Restricted cash	4,690	4,693
Tenant receivables	7,661	6,672
Deferred rent	1,209,722	1,179,403
Deferred leasing costs	453,761	458,311
Investments	1,685,695	1,501,249
Other assets	1,645,443	1,661,772
Total assets	$34,632,226	$34,081,835

Liabilities, Noncontrolling Interests, and Equity
Unsecured senior notes payable	$10,818,366	$12,047,394
Unsecured senior line of credit and commercial paper	1,994,508	353,161
Accounts payable, accrued expenses, and other liabilities	2,513,526	2,397,073
Dividends payable	130,468	127,771
Total liabilities	15,456,868	14,925,399

Commitments and contingencies

Redeemable noncontrolling interests	9,119	58,788

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,707	1,705
Additional paid-in capital	15,585,296	15,497,760
Accumulated other comprehensive loss	(33,027)	(29,395)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	15,553,976	15,470,070
Noncontrolling interests	3,612,263	3,627,578
Total equity	19,166,239	19,097,648
Total liabilities, noncontrolling interests, and equity	$34,632,226	$34,081,835
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Income from rentals	$643,210	$737,279	$1,296,223	$1,480,454
Other income	19,574	24,761	37,583	39,744
Total revenues	662,784	762,040	1,333,806	1,520,198

Expenses:
Rental operations	207,336	224,433	431,478	450,828
General and administrative	36,861	29,128	71,546	59,803
Interest	64,342	55,296	128,926	106,172
Depreciation and amortization	304,384	346,123	609,825	688,185
Impairment of real estate	222,470	129,606	227,969	161,760
Total expenses	835,393	784,586	1,469,744	1,466,748

Equity in earnings (losses) of unconsolidated real estate joint ventures	413	(9,021)	266	(9,528)
Investment income (losses)	133,227	(30,622)	128,645	(80,614)
Gain on early extinguishment of debt	—	—	366,435	—
Gain on sales of real estate	—	—	—	13,165
Net (loss) income	(38,969)	(62,189)	359,408	(23,527)
Net income attributable to noncontrolling interests	(33,814)	(44,813)	(70,538)	(92,414)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(72,783)	(107,002)	288,870	(115,941)
Net income attributable to unvested restricted stock awards	(908)	(2,609)	(2,149)	(5,269)
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(73,691)	$(109,611)	$286,721	$(121,210)

Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$(0.43)	$(0.64)	$1.68	$(0.71)
Diluted	$(0.43)	$(0.64)	$1.68	$(0.71)
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(38,969)	$(62,189)	$359,408	$(23,527)
Other comprehensive (loss) income
Change in foreign currency translation adjustments:
Unrealized foreign currency translation (losses) gains arising during the period	(2,091)	18,787	(3,609)	18,837
Reclassification of gains	—	—	(23)	—
Unrealized (losses) gains on foreign currency translation, net	(2,091)	18,787	(3,632)	18,837

Total other comprehensive (loss) income	(2,091)	18,787	(3,632)	18,837
Comprehensive (loss) income	(41,060)	(43,402)	355,776	(4,690)
Less: comprehensive income attributable to noncontrolling interests	(33,814)	(44,813)	(70,538)	(92,414)
Comprehensive (loss) income attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$(74,874)	$(88,215)	$285,238	$(97,104)
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of March 31, 2026	170,712,290	$1,707	$15,763,321	$—	$(30,936)	$3,620,414	$19,354,506	$9,234
Net (loss) income	—	—	—	(72,783)	—	33,622	(39,161)	192
Total other comprehensive loss	—	—	—	—	(2,091)	—	(2,091)	—
Contributions from and sales of noncontrolling interests	—	—	(716)	—	—	10,288	9,572	—
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(52,061)	(52,061)	(307)
Issuance pursuant to stock plan	26,501	—	21,399	—	—	—	21,399	—
Taxes related to the net settlement of equity awards	(9,875)	—	(477)	—	—	—	(477)	—
Dividends declared on common stock ($0.72 per share)	—	—	—	(125,448)	—	—	(125,448)	—
Reclassification of net loss and distributions	—	—	(198,231)	198,231	—	—	—	—
Balance as of June 30, 2026	170,728,916	$1,707	$15,585,296	$—	$(33,027)	$3,612,263	$19,166,239	$9,119
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of March 31, 2025	170,129,883	$1,701	$17,509,148	$—	$(46,202)	$4,525,299	$21,989,946	$9,612
Net (loss) income	—	—	—	(107,002)	—	44,612	(62,390)	201
Total other comprehensive income	—	—	—	—	18,787	—	18,787	—
Contributions from and sales of noncontrolling interests	—	—	19	—	—	41,628	41,647	—
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(57,383)	(57,383)	(201)
Issuance pursuant to stock plan	25,786	—	27,776	—	—	—	27,776	—
Taxes related to the net settlement of equity awards	(9,600)	—	(693)	—	—	—	(693)	—
Dividends declared on common stock ($1.32 per share)	—	—	—	(228,299)	—	—	(228,299)	—
Reclassification of net loss and distributions	—	—	(335,301)	335,301	—	—	—	—
Balance as of June 30, 2025	170,146,069	$1,701	$17,200,949	$—	$(27,415)	$4,554,156	$21,729,391	$9,612
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2025	170,537,867	$1,705	$15,497,760	$—	$(29,395)	$3,627,578	$19,097,648	$58,788
Net income	—	—	—	288,870	—	69,999	358,869	539
Total other comprehensive loss	—	—	—	—	(3,632)	—	(3,632)	—
Contributions from and sales of noncontrolling interests	—	—	6,363	—	—	26,665	33,028	—
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(111,979)	(111,979)	(50,208)
Issuance pursuant to stock plan	315,986	3	49,661	—	—	—	49,664	—
Taxes related to the net settlement of equity awards	(124,937)	(1)	(6,437)	—	—	—	(6,438)	—
Dividends declared on common stock ($1.44 per share)	—	—	—	(250,921)	—	—	(250,921)	—
Reclassification of earnings in excess of distributions	—	—	37,949	(37,949)	—	—	—	—
Balance as of June 30, 2026	170,728,916	$1,707	$15,585,296	$—	$(33,027)	$3,612,263	$19,166,239	$9,119
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2024	172,203,443	$1,722	$17,933,572	$—	$(46,252)	$4,489,447	$22,378,489	$19,972
Net (loss) income	—	—	—	(115,941)	—	91,943	(23,998)	471
Total other comprehensive income	—	—	—	—	18,837	—	18,837	—
Contributions from and sales of noncontrolling interests	—	—	73	—	—	95,982	96,055	—
Distributions to and redemption of noncontrolling interests	—	—	(7,048)	—	—	(123,216)	(130,264)	(10,831)
Issuance pursuant to stock plan	151,066	1	60,531	—	—	—	60,532	—
Taxes related to the net settlement of equity awards	(56,147)	—	(5,428)	—	—	—	(5,428)	—
Repurchase of common stock	(2,152,293)	(22)	(208,165)	—	—	—	(208,187)	—
Dividends declared on common stock ($2.64 per share)	—	—	—	(456,645)	—	—	(456,645)	—
Reclassification of net loss and distributions	—	—	(572,586)	572,586	—	—	—	—
Balance as of June 30, 2025	170,146,069	$1,701	$17,200,949	$—	$(27,415)	$4,554,156	$21,729,391	$9,612
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2026	2025
Operating Activities:
Net income (loss)	$359,408	$(23,527)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	609,825	688,185
Impairment of real estate	227,969	161,760
Gain on sales of real estate	—	(13,165)
Gain on early extinguishment of debt	(366,435)	—
Equity in (earnings) losses of unconsolidated real estate joint ventures	(266)	9,528
Distributions of earnings from unconsolidated real estate joint ventures	599	1,289
Amortization of loan fees	8,845	9,306
Amortization of debt discounts	672	684
Amortization of acquired above- and below-market leases	(13,996)	(25,418)
Deferred rent	(18,763)	(40,559)
Stock compensation expense	21,178	22,594
Investment (income) losses	(128,645)	80,614
Changes in operating assets and liabilities:
Tenant receivables	(1,018)	168
Deferred leasing costs	(38,593)	(43,727)
Other assets	423	(10,750)
Accounts payable, accrued expenses, and other liabilities	(127,611)	(148,792)
Net cash provided by operating activities	533,592	668,190

Investing Activities:
Proceeds from sales of real estate	4,766	149,027
Additions to investments in real estate	(949,318)	(1,081,006)
Sale of interests in unconsolidated real estate joint ventures	1,917	—
Investments in unconsolidated real estate joint ventures	(557)	(11,055)
Change in escrow deposits	—	(8,108)
Return of capital from unconsolidated real estate joint ventures	113	—
Additions to non-real estate investments	(127,740)	(120,645)
Sales of and distributions from non-real estate investments	76,273	42,134
Net cash used in investing activities	$(994,546)	$(1,029,653)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Six Months Ended June 30,
	2026	2025
Financing Activities:
Borrowings under secured note payable	$—	$4,029
Repayments of borrowings under secured notes payable	(8,892)	—
Proceeds from issuance of unsecured senior notes payable	747,592	548,532
Repayments of unsecured senior notes payable	(1,602,203)	(600,000)
Proceeds from issuances under commercial paper program	24,727,914	8,468,015
Repayments of borrowings under commercial paper program	(23,084,555)	(7,368,015)
Payments of loan fees	(8,813)	(5,406)
Taxes paid related to net settlement of equity awards	(6,438)	(6,271)
Repurchase of common stock	—	(208,187)
Dividends on common stock	(247,594)	(457,217)
Contributions from and sales of noncontrolling interests	27,636	96,055
Distributions to noncontrolling interests	(111,860)	(123,618)
Purchases and redemptions of noncontrolling interests	(49,822)	(17,818)
Net cash provided by financing activities	382,965	330,099

Effect of foreign exchange rate changes on cash and cash equivalents	(627)	(535)

Net decrease in cash, cash equivalents, and restricted cash	(78,616)	(31,899)
Cash, cash equivalents, and restricted cash as of the beginning of period	553,755	559,847
Cash, cash equivalents, and restricted cash as of the end of period	$475,139	$527,948

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$126,481	$87,986
Accrued construction for current-period additions to real estate	$216,572	$206,036
Transfer of real estate assets and/or equipment from tenants	$371,746	$171,153
Acquisition of real estate and other assets in connection with the assumption of related secured notes payable of an unconsolidated real estate joint venture	$8,892	$—
Notes receivable issued in connection with sales of real estate	$—	$91,000
Derecognition of net investment in real estate from sales-type lease	$—	$4,677
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.ORGANIZATION AND BASIS OF PRESENTATION
Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® life science REIT, is the pioneer of the life science real estate niche since its founding in 1994. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative
Megacampus™ ecosystems in AAA life science and advanced technology innovation cluster locations, including Greater Boston, San
Diego, the San Francisco Bay Area, Seattle, Maryland, Research Triangle, and New York City. As of June 30, 2026, Alexandria has a
total market capitalization of $21.84 billion and an asset base that includes 36.0 million RSF of operating properties and 2.8 million RSF of Class A/A+ properties undergoing construction. As used in this quarterly report on Form 10-Q, references to the “Company,”
“Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. The accompanying unaudited consolidated financial statements include the accounts of Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.
We have prepared the accompanying interim consolidated financial statements in accordance with GAAP and in conformity with the rules and regulations of the SEC. In our opinion, these interim consolidated financial statements presented herein reflect all adjustments of a normal recurring nature necessary to fairly present the interim consolidated financial statements. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31,
2026. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in our annual report on Form 10-K for the year ended December 31, 2025. Any references to our total market capitalization, number or quality of buildings or tenants, quality of location, square footage, number of leases, or occupancy percentage, and any amounts derived from these values in these notes to consolidated financial statements are outside the scope of our independent registered public accounting firm’s procedures.
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
If we conclude that any of the three characteristics of a VIE is met, including that the equity holders lack the characteristics of a controlling financial interest because they lack both substantive participating rights and substantive kick-out rights, we conclude that the entity is a VIE and evaluate it for consolidation under the variable interest model.
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
Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements for information on specific real estate joint ventures that qualify for evaluation under the voting model.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Investments in real estate
Evaluation of business combination or asset acquisition
We evaluate each acquisition of real estate or in-substance real estate (including equity interests in entities that predominantly hold real estate assets) to determine whether the integrated set of assets and activities acquired meets the definition of a business and must be accounted for as a business combination. An acquisition of an integrated set of assets and activities that does not meet the definition of a business is accounted for as an asset acquisition. If either of the following criteria is met, the integrated set of assets and activities acquired would not qualify as a business:
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
Recognition of real estate acquired
We evaluate each acquisition of real estate or in-substance real estate (including equity interests in entities that predominantly hold real estate assets) to determine whether the integrated set of assets and activities acquired meets the definition of a business and must be accounted for as a business combination. An acquisition of an integrated set of assets and activities that does not meet the definition of a business is accounted for as an asset acquisition.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
The value of tangible assets acquired is based upon our estimation of fair value on an “as if vacant” basis. The value of acquired in-place leases includes the estimated costs during the hypothetical lease-up period and other costs that would have been incurred in the execution of similar leases under the market conditions at the acquisition date of the acquired in-place lease. If there is a bargain fixed-rate renewal option for the period beyond the noncancelable lease term of an in-place lease, we evaluate intangible factors, such as the business conditions in the industry in which the lessee operates, the economic conditions in the area in which the property is located, and the ability of the lessee to sublease the property during the renewal term, in order to determine the likelihood that the lessee will renew. When we determine that the lessee is reasonably certain to exercise such bargain renewal option, we consider the option in determining the intangible value of such lease and its related amortization period. We also recognize the relative fair values of assets acquired, the liabilities assumed, and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity.
Depreciation and amortization
The values allocated to buildings and building improvements, land improvements, tenant improvements, and equipment are depreciated on a straight-line basis. For buildings and building improvements, we depreciate using the shorter of the respective ground lease terms or their estimated useful lives, not to exceed 40 years. Land improvements are depreciated over their estimated useful lives, not to exceed 20 years. Tenant improvements are depreciated over their respective lease terms or estimated useful lives, and equipment is depreciated over the shorter of the lease term or its estimated useful life. Right-of-use assets are amortized on a straight-
line basis over the remaining terms of each related lease. The values of acquired in-place leases and associated favorable intangibles
(i.e., acquired above-market leases) are classified in other assets in our consolidated balance sheets and are amortized over the remaining terms of the related leases as a reduction of income from rentals in our consolidated statements of operations. The values of unfavorable intangibles (i.e., acquired below-market leases) associated with acquired in-place leases are classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheets and are amortized over the remaining terms of the related leases as an increase in income from rentals in our consolidated statements of operations.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
International operations
As of June 30, 2026, in addition to operating properties in the U.S., we had 11 properties in Canada. The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. The local currency of a foreign subsidiary serves as its functional currency.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Revenues
The table below provides details of our consolidated total revenues for the three and six months ended June 30, 2026 and
2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$629,408	$722,935	$1,270,067	$1,454,356
Direct financing and sales-type leases	892	1,089	1,856	1,899
Revenues subject to the lease accounting standard	630,300	724,024	1,271,923	1,456,255
Revenues subject to the revenue recognition accounting standard	12,910	13,255	24,300	24,199
Income from rentals	643,210	737,279	1,296,223	1,480,454
Other income	19,574	24,761	37,583	39,744
Total revenues	$662,784	$762,040	$1,333,806	$1,520,198

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
During the three and six months ended June 30, 2026, revenues that were subject to the lease accounting standard aggregated $630.3 million and $1.27 billion, respectively, and represented 95.1% and 95.4% of our total revenues. During the three and six months ended June 30, 2025, revenues that were subject to the lease accounting standard aggregated $724.0 million and
$1.46 billion, respectively, and represented 95.0% and 95.8% of our total revenues. Our other income consisted primarily of management fees and interest income earned during each period presented. For a detailed discussion related to our revenue streams, refer to “Lease accounting” and “Recognition of revenue arising from contracts with customers” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
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
If a lease meets any of the above criteria, we account for it as a finance, a sales-type, or a direct financing lease. If a lease does not meet any of the criteria, we account for it as an operating lease.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
If the improvements are landlord assets, we capitalize such improvements. If the improvements are tenant assets, we do not capitalize these assets. Improvements that qualify as tenant assets, if funded by us, are accounted for as lease incentives and amortized as a reduction of revenue over the term of the lease. If the tenant funds improvements without reimbursement from us, and we determine these improvements to be landlord assets, we consider the amount associated with the improvements to be non-cash lease payments, which are recognized as incremental revenue over the term of the related lease.
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
We assess collectibility of future lease payments from our tenants for each of our operating leases. If we determine that collectibility is probable, we recognize income from rentals based on the methodology described above. If we determine that collectibility is not probable, we recognize an adjustment to lower our income from rentals. Furthermore, we may recognize a general allowance at a portfolio level (not the individual level) if we do not expect to collect future lease payments in full.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
For each lease for which we determine that collectibility of future lease payments is not probable, we cease the recognition of income from rentals on a straight-line basis and limit the recognition of income to the lesser of payments collected from the lessee or lease income that would have been recognized on a straight-line basis. We do not resume straight-line recognition of income from rentals for these leases until we determine that the collectibility of future payments related to these leases is probable. We also record a general allowance related to the deferred rent balances that at the portfolio level (not the individual level) are not expected to be collected in full through the lease term. As of June 30, 2026 and December 31, 2025, our general allowance balance aggregated
$18.8 million and $14.3 million, respectively.
Direct financing and sales-type leases
Income from rentals related to direct financing and sales-type leases is recognized over the lease term using the effective interest rate method. At lease commencement, we derecognize the underlying asset classified within investments in real estate and record net investment in a lease within other assets in our consolidated balance sheets. This initial net investment is determined by aggregating the present values of the total future lease payments and the estimated residual value of the property, less any unearned income related to a direct financing lease. Over the lease term, the investment in the lease accretes in value, producing a constant periodic rate of return on the net investment in the lease. Income from these leases is classified in income from rentals in our consolidated statements of operations. Lease payments received reduce the net investment in the lease.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the three and six months ended June 30, 2026 included $12.9 million and $24.3 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, as discussed in “Lessor accounting” in Note 2 – “Summary of significant accounting policies,” due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Employee and non-employee share-based awards
We have implemented an entity-wide accounting policy to account for forfeitures related to unmet service conditions of share-
based awards granted to employees and non-employees when they occur. Under this policy, when forfeitures occur, any previously recognized expense related to those forfeited awards is reversed in the period of forfeiture.
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
Hedge accounting
From time to time, we utilize derivative instruments to manage our exposure to certain risks, including interest rate and foreign currency exchange rate risks. We are exposed to foreign currency exchange rate risk related to our net investment in Canada. To mitigate the impact of fluctuations in the USD-CAD exchange rate associated with our net investment in Canada, we use cross-currency swap agreements designated and qualifying as net investment hedges under applicable derivatives and hedging standards.
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
Restricted cash
We present cash and cash equivalents separately from restricted cash within our consolidated balance sheets. However, we include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown in the consolidated statements of cash flows. We provide a reconciliation between the consolidated balance sheets and the consolidated statements of cash flows, which is required when the balance includes more than one line item for cash, cash equivalents, and restricted cash. We also provide a disclosure of the nature of the restrictions related to material restricted cash balances.
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
Under this ASU, entities are required to disaggregate, in a tabular format, expense line items presented on the face of the statement of operations — excluding earnings or losses from equity method investments — if they include any of the following expense categories: employee compensation, depreciation, intangible asset amortization, depletion, and purchases of inventory. For any remaining items within each relevant expense line item, entities must provide a qualitative description of the nature of those expenses.
The new ASU is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after
December 15, 2027. Early adoption is permitted. We expect to adopt this ASU on January 1, 2027. Although the adoption is not expected to have an impact on our financial statements, it is expected to result in incremental disclosures within the notes to our consolidated financial statements.

3.INVESTMENTS IN REAL ESTATE
Our consolidated investments in real estate consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Rental properties:
Land (related to rental properties)	$3,630,519	$3,204,479
Buildings and building improvements	20,447,338	19,738,825
Other improvements	4,605,876	4,371,720
Rental properties	28,683,733	27,315,024
Current and future development and redevelopment projects	6,446,196	6,788,464
Gross investments in real estate	35,129,929	34,103,488
Less: accumulated depreciation	(6,460,716)	(5,970,171)
Investments in real estate assets held for sale, less accumulated depreciation(1)	456,682	556,679
Investments in real estate	$29,125,895	$28,689,996
(1)Refer to “Assets held for sale” below.
Assets held for sale
As of June 30, 2026, we had 23 operating properties aggregating 1.7 million RSF and land parcels aggregating 2.0 million SF that were classified as held for sale.
The disposal of the properties classified as held for sale does not represent a strategic shift that has, or will have, a major effect on our operations or financial results, as the dispositions relate to an individual asset or a group of assets across multiple markets and do not represent the exit from any significant market. Accordingly, these assets do not meet the criteria for classification as discontinued operations. We cease depreciation of our properties upon their classification as held for sale.
The following table presents the components of net assets related to real estate investments that met the criteria for classification as held for sale as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Investments in real estate, less accumulated depreciation	$456,682	$556,679
Other assets	73,267	37,859
Total assets	529,949	594,538

Total liabilities	(7,190)	(12,235)
Total accumulated other comprehensive loss (income)	33,027	(566)
Net assets classified as held for sale	$555,786	$581,737
For additional information, refer to “Real estate sales” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

3.INVESTMENTS IN REAL ESTATE (continued)
Sales of real estate assets and impairment of real estate
Our completed dispositions of real estate assets during the six months ended June 30, 2026 and in July 2026 consisted of the following (dollars in thousands):

				Square Footage		Sales Price (Our Share)
Property	Submarket/Market	Date of Sale	Interest Sold	Operating	Land and Future
Completed during six months ended June 30, 2026						$7,350

Completed in July 2026:
3825 and 3875 Fabian Way	Palo Alto/San Francisco Bay Area	7/14/26	100%	228,000	250,000	163,000
						$170,350	(1)

(1)Represents the aggregate contractual sales price of our dispositions, which differs from sales proceeds disclosed in our consolidated statement of cash flows under
“Investing activities” (proceeds from sales of real estate), “Financing activities” (contributions from and sales of noncontrolling interests), and “Supplemental disclosure and non-cash investing and financing activities" (non-cash consideration) primarily due to the timing of payment, closing costs, and other sales adjustments such as prorations of rents and expenses.
Impairment of real estate
During the six months ended June 30, 2026, we recognized impairment charges aggregating $228.0 million, classified within impairment of real estate in our consolidated statement of operations, primarily related to the following assets:
Greater Boston market
•During the three months ended June 30, 2026, we recognized an additional impairment charge of $24.8 million related to one vacant office property, aggregating 104,956 RSF, in the Cambridge submarket of our Greater Boston market, to reduce its carrying amount to its updated estimated fair value less costs to sell of approximately $43.7 million based on recent negotiations with a potential buyer. This asset was classified as held for sale in December 2025 following our assessment of the project’s financial outlook, including the significant capital required to redevelop and lease the property. As a result, we decided to sell this asset and reinvest the sales proceeds in other projects with greater value-creation opportunities, and recognized an impairment charge of $105.7 million in December 2025. We expect to complete the sale within 12 months.
San Diego market
•Impairment charge of $64.2 million was recognized to reduce the carrying amount of a land parcel located outside of a
Megacampus aggregating 425,000 SF in Sorrento Mesa, to its estimated fair value less costs to sell of approximately $43.1 million. The land parcel met the criteria for classification as held for sale as of June 30, 2026, following our reevaluation of the capital required to develop the site and its alignment with our Megacampus strategy, resulting in our decision to monetize the asset and reallocate capital to other projects with greater value-creation opportunities. The asset is expected to be sold to a residential developer and we expect to complete the sale within the next 12 months.
•Impairment charge of $28.2 million was recognized to reduce the carrying amounts of five operating properties, primarily comprising non-laboratory space, aggregating 95,814 RSF and one land parcel aggregating 144,000 SF in the Sorrento Valley submarket of our San Diego market, to their estimated fair values less costs to sell of approximately $26.7 million. These assets met the criteria for classification as held for sale as of June 30, 2026, following our evaluation of the significant capital that would have been required to convert these properties through redevelopment for laboratory use and their alignment with our Megacampus strategy, resulting in our decision to monetize these assets and reallocate capital to other projects with greater value-creation opportunities. We expect to complete the sale within the next 12 months.
San Francisco Bay Area market
•During the three months ended June 30, 2026, we recognized an additional impairment charge of $29.3 million related to one future development project, aggregating 1.1 million SF, in the SoMa submarket of our San Francisco Bay Area market. The additional impairment charge was recognized to reduce the carrying amount of this asset to its updated estimated fair value less costs to sell of approximately $41.3 million based on recent negotiations with a potential buyer. The asset was classified as held for sale in December 2025 following our commitment to dispose of it and reinvest the sales proceeds in other projects with greater value-creation opportunities, resulting in an impairment charge of $333.4 million recognized in December 2025.
We expect to complete the sale within 12 months.

3.INVESTMENTS IN REAL ESTATE (continued)
•In June 2026, we entered into a purchase and sale agreement to sell a previously impaired future development project aggregating 250,000 SF and one operating property aggregating 228,000 RSF in the Palo Alto submarket of our San
Francisco Bay Area market. These assets were classified as held for sale in December 2025, at which time we recognized an impairment charge of $144.7 million. We recognized a $23.3 million partial reversal of the impairment charge to increase the carrying values of the assets to their aggregate sales price of $163.0 million, less costs to sell. This adjustment was recorded as a partial offset to impairment of real estate in our consolidated statements of operations and did not exceed the cumulative impairment previously recognized on these assets. The sale was completed in July 2026, with no gain or loss recognized.
Canada (Non-cluster) market
•Impairment charge of $61.6 million was recognized to reduce the carrying amount of one non-laboratory property aggregating
247,743 RSF in Canada, a non-cluster market, to its estimated fair value less costs to sell of approximately $42.4 million. The property met the criteria for classification as held for sale as of June 30, 2026, following our decision to sell the asset and reallocate the substantial near-term capital that redeveloping the asset would have required toward other projects with greater value-creation opportunities. We expect to complete the sale within the next 12 months.
In addition, we recognized an impairment charge of $27.8 million in connection with an amendment to the sales agreement for our Montreal portfolio, reducing its carrying amount to its estimated fair value less costs to sell of approximately $134.5 million.
This portfolio has been classified as held for sale since the fourth quarter of 2025. The disposition of our Canadian portfolio does not represent a strategic shift that has had, or will have, a major effect on our operations or financial results and, therefore, does not meet the criteria for classification as discontinued operations.
In determining the carrying amounts of the assets for the impairment analyses, we considered their net book values, estimated costs to sell, and the effect of approximately $33.0 million of cumulative net foreign currency translation losses recorded in accumulated other comprehensive income. These losses are expected to be reclassified to earnings upon substantial completion of the disposition of our Canada assets.

3.INVESTMENTS IN REAL ESTATE (continued)
Other
ARE‑East River Science Park, LLC (“ARE”), a subsidiary of Alexandria Real Estate Equities, Inc., holds an option granted in
2006 to incorporate a land parcel adjacent to and north of the Alexandria Center® for Life Science – New York City campus (the “Option
Parcel”) into the existing ground lease, which would allow for the future development of an additional life science building within the campus. ARE’s investment in pre‑construction costs related to the Option Parcel aggregated $183.0 million as of June 30, 2026.
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
Excluding the potential impact of the counterclaims filed by H+H and EDC, this matter exposes us to potential losses ranging from zero to the full amount of the investment in the project aggregating $183.0 million as of June 30, 2026, depending on the resolution of the remaining declaratory relief proceedings, the outcome of any appeal, and/or the ability to develop the project. We performed a probability-weighted recoverability analysis based on initial estimates of various possible outcomes and determined no impairment was present as of June 30, 2026.
Separately from, and not as part of, the pending litigation related to the Option Parcel, EDC, on behalf of H+H as the landlord and itself as lease administrator, delivered on April 20, 2026, a notice alleging that ARE is in default of certain information delivery obligations under the ground lease relating to the existing operating towers at the Alexandria Center for Life Science – New York City
campus, including sublease, tax, and financial information. The notice asserts that the failure to cure the alleged defaults within the applicable 30-day cure period would result in daily charges of $1,000 increasing thereafter up to $2,000. ARE disputes the allegations set forth in the notice of default and intends to vigorously defend against them.
On May 12, 2026, ARE filed a lawsuit in the Commercial Division of the New York State Supreme Court against H+H and EDC, seeking a Yellowstone injunction, a preliminary injunction, and a temporary restraining order to toll all cure periods under the notice of default and to enjoin EDC and H+H from issuing a notice of termination (the “NYS Action”). The court denied ARE’s request for a temporary restraining order on May 13, 2026, and denied ARE’s request for a Yellowstone injunction and a preliminary injunction on
June 15, 2026. On June 17, 2026, ARE filed a notice of appeal from the court’s order, dated June 15, 2026. On July 1, 2026, ARE filed an application for interim relief pending appeal. Following oral argument before a single justice, the application was denied without prejudice to determination by a full panel. ARE’s appeal remains pending.
On July 2, 2026, ARE filed an amended complaint in the NYS Action, adding claims for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious interference, and unfair competition, and is seeking declaratory and injunctive relief, based on the defendants’ alleged misuse of ARE’s confidential subtenant information and diversion of an ARE subtenant to a competing City-sponsored project. The NYS Action remains pending.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES
From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of June 30, 2026, our real estate joint ventures held the following properties:

Property(1)	Market	Submarket	Our Ownership Interest
Consolidated real estate joint ventures:
50 and 60 Binney Street	Greater Boston	Cambridge/Inner Suburbs	34.0%
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
100 and 225 Binney Street and 300 Third Street	Greater Boston	Cambridge/Inner Suburbs	30.0%
15 Necco Street	Greater Boston	Seaport Innovation District	56.7%
3215 Merryfield Row	San Diego	Torrey Pines	30.0%
Campus Point by Alexandria(2)	San Diego	University Town Center	58.2%	(3)
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	30.0%
SD Tech by Alexandria(4)	San Diego	Sorrento Mesa	50.0%
Summers Ridge Science Park(5)	San Diego	Sorrento Mesa	30.0%
Alexandria Center® for Science and Technology – Mission Bay(6)	San Francisco Bay Area	Mission Bay	25.0%
211 and 213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae	San Francisco Bay Area	South San Francisco	48.6%
1201 and 1208 Eastlake Avenue East	Seattle	Lake Union	30.0%
400 Dexter Avenue North	Seattle	Lake Union	30.0%
800 Mercer Street	Seattle	Lake Union	60.0%

Unconsolidated real estate joint ventures:
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
101 West Dickman Street	Maryland	Beltsville	58.4%	(7)
(1)Refer to the table on the next page that shows the categorization of our real estate joint ventures under the consolidation framework.
(2)Includes 10200, 10290, and 10300 Campus Point Drive and 4135, 4155, 4165, 4224, and 4242 Campus Point Court.
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
(6)Includes 1450, 1500, and 1700 Owens Street, and 455 Mission Bay Boulevard South.
(7)Represents a joint venture with a local real estate operator in which our joint venture partner manages the day-to-day activities that significantly affect the economic performance of the joint venture.
Our consolidation policy is described under “Consolidation” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements. Consolidation accounting is highly technical, but its framework is primarily based on the controlling financial interests and benefits of the joint ventures. We generally consolidate a joint venture that is a legal entity we control
(i.e., we have the power to direct the activities of the joint venture that most significantly affect its economic performance) through contractual rights, regardless of our ownership interest, and where we determine that we have benefits through the allocation of earnings or losses and fees paid to us that could be significant to the joint venture (the “VIE model”).
We also generally consolidate joint ventures when we have a controlling financial interest through voting rights and where our voting interest is greater than 50% (the “voting model”). Voting interest differs from ownership interest for some joint ventures. We account for joint ventures that do not meet the consolidation criteria under the equity method of accounting by recognizing our share of income and losses.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
The table below shows the categorization of our real estate joint ventures under the consolidation framework:

Property	Consolidation Model	Voting Interest	Consolidation Analysis	Conclusion

50 and 60 Binney Street	VIE model	Not applicable under VIE model		Consolidated
75/125 Binney Street			We have:
100 and 225 Binney Street and 300 Third Street
15 Necco Street			(i) The power to direct the activities of the joint venture that most significantly affect its economic performance; and
3215 Merryfield Row
Campus Point by Alexandria
5200 Illumina Way
9625 Towne Centre Drive			(ii) Benefits that can be significant to the joint venture.
SD Tech by Alexandria
Summers Ridge Science Park
Alexandria Center® for Science and Technology – Mission Bay
211 and 213 East Grand Avenue			Therefore, we are the primary beneficiary of each VIE
500 Forbes Boulevard
Alexandria Center® for Life Science – Millbrae
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
statements. These existing joint ventures provide significant equity capital to fund a portion of our future construction spending, and our joint venture partners may also contribute equity into these entities for financing-related activities.
The table below aggregates the balance sheet information of our consolidated VIEs (in thousands):

	June 30, 2026	December 31, 2025
Investments in real estate	$6,102,291	$6,129,668
Cash and cash equivalents	200,422	258,755
Other assets	714,801	712,154
Total assets	$7,017,514	$7,100,577

Secured note payable	$—	$—
Other liabilities	578,147	324,513
Total liabilities	578,147	324,513
Redeemable noncontrolling interests	—	49,554
Alexandria Real Estate Equities, Inc.’s share of equity	2,827,104	3,098,932
Noncontrolling interests’ share of equity	3,612,263	3,627,578
Total liabilities and equity	$7,017,514	$7,100,577

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
99 Coolidge Avenue
In July 2025, we amended the agreement for our consolidated real estate joint venture at 99 Coolidge Avenue in our
Cambridge/Inner Suburbs submarket. Pursuant to the amendment, the carrying amount of our partner’s noncontrolling interest was adjusted from $42.0 million to $48.7 million, and converted into a redeemable noncontrolling interest that accrued a fixed 4.05% annual preferred return (“distributions”). In January 2026, the partner exercised its option to require us to purchase its entire preferred interest, and the redemption was completed in January 2026 for $49.7 million, inclusive of unpaid distributions.
Noncontrolling interests in consolidated real estate joint ventures
Noncontrolling interests represent the third-party interests in consolidated real estate joint ventures in which we have a controlling interest. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the six months ended June 30, 2026 and 2025, we distributed
$112.4 million and $123.6 million, respectively, to our consolidated real estate joint venture partners.
Unconsolidated real estate joint ventures
Our investments in unconsolidated real estate joint ventures, accounted for under the equity method and classified in investments in unconsolidated real estate joint ventures in our consolidated balance sheets, consisted of the following as of June 30,
2026 and December 31, 2025 (in thousands):

Property	June 30, 2026	December 31, 2025
1655 and 1725 Third Street	$19,062	$19,484
101 West Dickman Street	9,848	9,669
Other	—	1,524
	$28,910	$30,677
Our maximum exposure related to our only unconsolidated VIE, 101 West Dickman Street, is limited to our investment in this joint venture and a guarantee of up to $5.4 million of the outstanding balance related to the VIE’s secured construction loan.
Below are key terms of unconsolidated real estate joint ventures’ secured loans as of June 30, 2026 (dollars in thousands):

					Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture	Maturity Date		Stated Rate			Aggregate Commitment	Debt Balance(2)
101 West Dickman Street	10/29/26	(3)	SOFR+1.95%	(4)	5.68%	$26,750	$19,445	58.4%
1655 and 1725 Third Street	2/10/35		6.37%		6.44%	500,000	497,052	10.0%
						$526,750	$516,497
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of June 30, 2026.
(3)The unconsolidated real estate joint venture is in the process of working with prospective lenders to refinance this debt. As of June 30, 2026, our investment in this unconsolidated real estate joint venture was $9.8 million.
(4)This loan is subject to a SOFR floor of 0.75%.

5.LEASES
Refer to “Lease accounting” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for information about lease accounting standards that set principles for the recognition, measurement, presentation, and disclosure of leases for both parties to a lease agreement (i.e., lessees and lessors).
Leases in which we are the lessor
As of June 30, 2026, we had 336 properties aggregating 36.0 million operating RSF in key cluster locations, including Greater
Boston, San Diego, the San Francisco Bay Area, Seattle, Maryland, Research Triangle, and New York City. We primarily focus on developing Class A/A+ properties in AAA life science and advanced technology innovation clusters that offer the scale and strategic design integral to our Megacampus strategy. Strategically located near top academic and medical research institutions, our
Megacampus ecosystems feature curated amenities and services and convenient access to transit, creating environments that help our tenants attract and retain top talent.
As of June 30, 2026, all leases in which we are the lessor were classified as operating leases, with the exception of one direct financing and one sales-type lease. Our leases are described below.
Operating leases
As of June 30, 2026, our 336 properties were subject to operating lease agreements. Five of these properties are subject to operating lease agreements that each contain a purchase option as described below:
(i)Two of these properties, representing two land parcels in the San Francisco Bay Area market, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 66.4 years.
(ii)Two operating properties in the Seattle market, held by a consolidated real estate joint venture, are subject to purchase options held by our partner in this joint venture, which is also a tenant at these properties. One purchase option allows our partner to purchase our 30% interest in one property for $40.0 million in 2031. Contingent upon the exercise of this option, the second purchase option allows our partner to purchase our 30% interest in one property for $69.1 million in 2034. Our partner’s remaining lease terms for these operating leases are 6.7 years and 18.3 years, respectively.
(iii)One property subject to an operating lease agreement contains a purchase option exercisable at fair market value in
March 2034.
Certain operating leases contain options for tenants to extend their leases at prevailing market rates at the time of expiration.
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
Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of June 30, 2026 are outlined in the table below (in thousands):

Year	Amount
2026	$766,659
2027	1,469,218
2028	1,355,606
2029	1,266,050
2030	1,203,290
Thereafter	7,504,611
Total	$13,565,434
Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

5.LEASES (continued)
Direct financing and sales-type leases
As of June 30, 2026, we have one direct financing lease agreement, with a net investment balance of $43.0 million, for a parking structure with a remaining lease term of 66.4 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.
As of June 30, 2026, we also have one sales-type lease for a property in the Seattle market. As of June 30, 2026, the net investment in this lease is $16.9 million. At the end of the lease term in 2026, title to the property under this lease will transfer to the tenant for a sales price of approximately $18.5 million.
As of June 30, 2026, our estimated provision for expected credit losses related to our direct financing and sales-type leases aggregated $1.8 million, which was predominantly related to our direct financing lease. We estimate the provision for expected credit losses related to our direct financing lease using a probability of default methodology, which incorporates the borrower’s investment-
grade credit rating from S&P Global Ratings, to evaluate the probability of default. Additionally, we incorporate the projected value of the real estate securing the investments to estimate potential recoveries in the event of default, among other inputs. The estimate of the expected credit loss related to our sales-type lease was determined using historical industry losses and transaction-specific information, including the estimated fair value of the underlying real estate asset securing this transaction, the short-term nature of this lease, and other available information. For further details, refer to “Provision for expected credit losses” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
The components of our aggregate net investment in our direct financing and sales-type leases as of June 30, 2026 and
December 31, 2025 are summarized in the table below (in thousands):

	June 30, 2026	December 31, 2025
Gross investment in direct financing and sales-type leases	$265,315	$265,839
Less: unearned income on direct financing lease	(203,671)	(205,037)
Less: provision for expected credit losses	(1,817)	(1,817)
Net investment in leases	$59,827	$58,985
Future lease payments to be received under the terms of our direct financing and sales-type leases as of June 30, 2026 are outlined in the table below (in thousands):

Year	Total
2026	$17,922
2027	2,097
2028	2,160
2029	2,224
2030	2,291
Thereafter	238,621
Total	$265,315
Income from rentals
Our income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$629,408	$722,935	$1,270,067	$1,454,356
Direct financing and sales-type leases	892	1,089	1,856	1,899
Revenues subject to the lease accounting standard	630,300	724,024	1,271,923	1,456,255
Revenues subject to the revenue recognition accounting standard	12,910	13,255	24,300	24,199
Income from rentals	$643,210	$737,279	$1,296,223	$1,480,454

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
Leases in which we are the lessee
Operating lease agreements
We have ground and office operating lease agreements in which we are the lessee. Certain of these leases have options to extend or terminate the contract terms upon meeting certain criteria. There are no notable restrictions or covenants imposed by the leases, nor guarantees of residual value.
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
As of June 30, 2026, the present value of the remaining contractual payments aggregating $759.4 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $354.9 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $689.2 million. As of June 30, 2026, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 61 years, including extension options that we are reasonably certain to exercise, and the weighted-average discount rate was 4.7%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.
Ground lease obligations as of June 30, 2026 included leases for 31 of our properties, which accounted for approximately 9%
of our total number of properties. Excluding one ground lease that expires in 2036 related to one operating property with a net book value of $3.3 million as of June 30, 2026, our ground lease obligations have remaining lease terms ranging from approximately 28 to 97 years, including extension options that we are reasonably certain to exercise.
The reconciliation of future lease payments under noncancelable operating leases in which we are the lessee to the operating lease liability reflected in our unaudited consolidated balance sheet as of June 30, 2026 is in the table below (in thousands):

Year	Total
2026	$9,981
2027	21,003
2028	21,318
2029	20,825
2030	20,743
Thereafter	665,496
Total future payments under our operating leases in which we are the lessee	759,366
Effect of discounting	(404,461)
Operating lease liability	$354,905

5.LEASES (continued)
Lessee operating costs
Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. For the six months ended June 30, 2026 and
2025, amounts paid and classified as operating activities in our unaudited consolidated statements of cash flows for leases in which we are the lessee aggregated $12.2 million and $156.1 million, respectively. The decrease is primarily due to the ground lease prepayment of $135.0 million made in January 2025 for a 24-year lease term extension to our existing ground lease agreement at the Alexandria
Technology Square® Megacampus in our Cambridge submarket.
Our operating lease obligations related to our office leases have remaining terms of up to 10 years, exclusive of extension options. For the three and six months ended June 30, 2026 and 2025, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Gross operating lease costs	$8,003	$12,859	$16,420	$25,218
Capitalized lease costs	(1,086)	(720)	(1,845)	(1,413)
Expenses for operating leases in which we are the lessee	$6,917	$12,139	$14,575	$23,805
6. CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash, cash equivalents, and restricted cash consisted of the following as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$470,449	$549,062
Restricted cash:
Development escrows	2,130	2,142
Security deposits	1,809	1,729
Other	751	822
	4,690	4,693
Total	$475,139	$553,755

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
As of June 30, 2026, we had nine investments in limited partnerships maintaining specific ownership accounts for each investor, which were accounted for under the equity method. These investments aggregated $397.4 million. Our ownership interest in each of these nine investments was greater than 5%.
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
Funding commitments to investments in privately held entities that report NAV
We are committed to funding approximately $317.6 million for our investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 12 years, with a weighted-average expiration of 7.9 years as of June 30,
2026. These investments are not redeemable by us, but we may receive distributions from these investments throughout their terms.
Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-
average remaining term during which these investments are expected to be liquidated was 5.5 years as of June 30, 2026.
The following tables summarize our investments as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$86,268	$50,949	$(14,405)	$122,812
Entities that report NAV	496,043	180,952	(40,937)	636,058
Entities that do not report NAV:
Entities with observable price changes	91,621	58,568	(11,210)	138,979
Entities without observable price changes	390,401	—	—	390,401
Investments accounted for under the equity method	N/A	N/A	N/A	397,445
Total investments	$1,064,333	$290,469	$(66,552)	$1,685,695

7.INVESTMENTS (continued)

	December 31, 2025
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$54,752	$44,319	$(4,143)	$94,928
Entities that report NAV	460,160	89,514	(37,298)	512,376
Entities that do not report NAV:
Entities with observable price changes	82,252	50,601	(9,615)	123,238
Entities without observable price changes	413,324	—	—	413,324
Investments accounted for under the equity method	N/A	N/A	N/A	357,383
Total investments	$1,010,488	$184,434	$(51,056)	$1,501,249
Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of June 30, 2026 aggregated to a loss of $122.8 million, which consisted of upward adjustments aggregating $58.6 million, downward adjustments aggregating $11.2 million, and impairments aggregating $170.2 million.
Our investment income (loss) for the three and six months ended June 30, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026		2025	2026		2025
Realized gains (losses)	$1,294	(1)	$(8,684)	$7,044	(1)	$9,469
Unrealized gains (losses)	131,933		(21,938)	121,601		(90,083)
Investment income (losses)	$133,227	(2)	$(30,622)	$128,645	(2)	$(80,614)

(1)Consists of realized gains of $10.3 million and $28.5 million, partially offset by impairment charges of $9.0 million and $21.4 million during the three and six months ended June 30, 2026, respectively.
(2)Investment income of $133.2 million and $128.6 million included $30.2 million and $28.5 million of equity in earnings of our equity method investments during the three and six months ended June 30, 2026, respectively.
Additional details on our non-real estate investments still held as of the end of each period are presented below (in thousands):

	Six Months Ended June 30,
	2026	2025
Investments in privately held entities that do not report NAV still held as of the end of each period:
Upward adjustments	$12,308	$8,800
Downward adjustments and impairments	(26,518)	(66,397)
	$(14,210)	$(57,597)
Unrealized gains (losses) on non-real estate investments still held as of the end of each period (excluding equity method investments)	$107,222	$(30,745)
Refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

8. OTHER ASSETS
The following table summarizes the components of other assets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Acquired in-place leases	$178,540	$204,008
Deferred compensation plan	61,096	53,529
Deferred financing costs – unsecured senior line of credit	34,581	39,406
Deposits	28,034	28,618
Furniture, fixtures, equipment, and software	76,474	70,311
Net investment in leases	59,827	58,985
Notes receivable	269,737	258,033
Operating lease right-of-use assets	689,153	697,865
Other assets	92,017	87,036
Prepaid expenses	27,323	33,718
Property, plant, and equipment	128,661	130,263
Total	$1,645,443	$1,661,772
Notes receivable
Our notes receivable as of June 30, 2026 and December 31, 2025 consisted of the following (dollars in thousands):

	June 30, 2026
	Weighted-Average
Notes Receivable	Effective Interest Rate	Maturity Date	Balance	December 31, 2025
Secured by real estate assets in San Diego	9.9%	1/10/29	$254,890	$240,476
Secured by real estate assets in Greater Boston	6.1%	12/16/29	15,379	18,089
Less: provision for expected credit losses			(532)	(532)
Notes receivable			$269,737	$258,033
Our notes receivable represent held-to-maturity debt securities carried at amortized cost and are generally secured by real estate. Under the current expected credit losses accounting standard, we are required to estimate and, if necessary, recognize a provision for expected credit losses related to these notes. We do not have a history of losses on such securities; therefore, we utilize available information on historical losses for the commercial real estate industry. We determine expected credit losses for our notes receivable using historical industry losses and considering loan-specific information, including credit ratings of the borrowers, estimated fair values of underlying real estate assets, loan-to-value ratios, the presence of guarantors, and/or other available information. During the three and six months ended June 30, 2026, no adjustment to the provision for expected credit losses related to our notes receivable was required. The provision is evaluated on an ongoing basis, with any necessary adjustments recognized in the corresponding period.

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
Assets and liabilities measured at fair value on a recurring basis
The following table sets forth the assets and liabilities that we measure at fair value on a recurring basis by level in the fair value hierarchy as of June 30, 2026 and December 31, 2025 (in thousands). There were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the six months ended June 30, 2026.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments in publicly traded companies:
As of June 30, 2026	$122,812	$122,812	$—	$—
As of December 31, 2025	$94,928	$94,928	$—	$—
Cross-currency swap agreements:
As of June 30, 2026	$6,455	$—	$6,455	$—
Liabilities:
Cross-currency swap agreements:
As of December 31, 2025	$928	$—	$928	$—
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
Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of June 30, 2026 and
December 31, 2025, the carrying values of investments in privately held entities that report NAV aggregated $636.1 million and
$512.4 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standard. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV prepared by the general partner and reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments on our part.
Our cross-currency swap agreements are recognized at fair value. Refer to Note 2 – “Summary of significant accounting policies” and Note 11 – “Hedge agreements” to our unaudited consolidated financial statements for additional information.

9.FAIR VALUE MEASUREMENTS (continued)
Assets and liabilities measured at fair value on a nonrecurring basis
The following table sets forth our assets measured at fair value on a nonrecurring basis, categorized by level within the fair value hierarchy, as of June 30, 2026 and December 31, 2025 (in thousands).

			Fair Value Measurement Using
Description	Carrying Amount		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Real estate assets with carrying values adjusted based on fair values during the:
Six months ended June 30, 2026	$616,998	(1)	$—	$—		$616,998
Year ended December 31, 2025	$581,737	(1)	$—	$—		$581,737
Investments in privately held entities that do not report NAV with carrying values adjusted based on fair values during the:
Six months ended June 30, 2026	$46,008		$—	$45,239	(2)	$769	(3)
Year ended December 31, 2025	$68,738		$—	$62,261	(2)	$6,477	(3)

(1)These amounts represent the aggregate carrying amounts of real estate assets for which adjustments based on nonrecurring fair value measurements were recognized during the respective periods, including assets for which impairment losses or reversals of previously recognized impairment losses were recorded. These assets primarily include a subset of our total real estate assets classified as held for sale as of June 30, 2026 and December 31, 2025. The fair values for these real estate assets were estimated based on executed purchase and sale agreements, letters of intent, valuations provided by third-party real estate brokers, or market comparables from recent transactions. Refer to “Investments in real estate” in Note 2 – “Summary of significant accounting policies” and “Assets held for sale” in Note 3 –
“Investments in real estate” to our unaudited consolidated financial statements for additional information.
(2)These amounts represent the carrying amounts of our equity investments in privately held entities with observable price changes for which adjustments based on nonrecurring fair value measurements were recognized during the respective periods. These amounts are included in the investment balances of $1.69 billion and $1.50 billion in our unaudited consolidated balance sheets as of June 30, 2026 and December 31, 2025, respectively, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements.
(3)These amounts are included in the investments in privately held entities without observable price changes balances aggregating $390.4 million and $413.3 million as of
June 30, 2026 and December 31, 2025, respectively, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements, and represent the carrying amounts of investments in privately held entities that do not report NAV for which impairments have been recognized during the respective periods in accordance with the measurement alternative guidance described in “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
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
Assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed
The fair values of our unsecured senior notes payable and the amounts outstanding on our unsecured senior line of credit and commercial paper program were estimated using widely accepted valuation techniques, including discounted cash flow analyses using significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate. Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

9.FAIR VALUE MEASUREMENTS (continued)
As of June 30, 2026 and December 31, 2025, the book and estimated fair values of our unsecured senior notes payable and the amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	June 30, 2026
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Unsecured senior notes payable	$10,818,366	$—	$9,805,510	$—	$9,805,510
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$1,994,508	$—	$1,995,070	$—	$1,995,070

	December 31, 2025
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Unsecured senior notes payable	$12,047,394	$—	$10,675,433	$—	$10,675,433
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$353,161	$—	$353,189	$—	$353,189
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, deposits, notes receivable, accounts payable, accrued expenses, and other short-term liabilities approximate their fair value.

10.SECURED AND UNSECURED SENIOR DEBT
The following table summarizes our outstanding indebtedness and respective principal payments remaining as of June 30, 2026 (dollars in thousands):

	Stated Rate	Interest Rate(1)		Maturity Date(2)		Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount)/ Premium
Debt						2026	2027	2028	2029	2030	Thereafter	Principal		Total
Unsecured senior line of credit and commercial paper program(3)	(3)	4.27%	(3)	1/22/30	(3)	$—	$—	$—	$—	$1,996,859	$—	$1,996,859	$(2,351)	$1,994,508
Unsecured senior notes payable	3.95%	4.13		1/15/27		—	350,000	—	—	—	—	350,000	(296)	349,704
Unsecured senior notes payable	3.95%	4.07		1/15/28		—	—	425,000	—	—	—	425,000	(675)	424,325
Unsecured senior notes payable	4.50%	4.60		7/30/29		—	—	—	300,000	—	—	300,000	(693)	299,307
Unsecured senior notes payable	2.75%	2.87		12/15/29		—	—	—	400,000	—	—	400,000	(1,449)	398,551
Unsecured senior notes payable	4.70%	4.81		7/1/30		—	—	—	—	450,000	—	450,000	(1,501)	448,499
Unsecured senior notes payable	4.90%	5.05		12/15/30		—	—	—	—	700,000	—	700,000	(3,555)	696,445
Unsecured senior notes payable	3.375%	3.48		8/15/31		—	—	—	—	—	750,000	750,000	(3,381)	746,619
Unsecured senior notes payable	2.00%	2.12		5/18/32		—	—	—	—	—	900,000	900,000	(5,579)	894,421
Unsecured senior notes payable	1.875%	1.97		2/1/33		—	—	—	—	—	1,000,000	1,000,000	(5,805)	994,195
Unsecured senior notes payable	2.95%	3.07		3/15/34		—	—	—	—	—	800,000	800,000	(6,096)	793,904
Unsecured senior notes payable	4.75%	4.88		4/15/35		—	—	—	—	—	500,000	500,000	(4,270)	495,730
Unsecured senior notes payable	5.50%	5.66		10/1/35		—	—	—	—	—	550,000	550,000	(6,007)	543,993
Unsecured senior notes payable	5.25%	5.41		3/15/36		—	—	—	—	—	750,000	750,000	(10,866)	739,134
Unsecured senior notes payable	5.25%	5.38		5/15/36		—	—	—	—	—	400,000	400,000	(3,595)	396,405
Unsecured senior notes payable	4.85%	4.93		4/15/49		—	—	—	—	—	300,000	300,000	(2,698)	297,302
Unsecured senior notes payable	4.00%	3.95		2/1/50		—	—	—	—	—	390,801	390,801	5,441	396,242
Unsecured senior notes payable	3.00%	3.16		5/18/51		—	—	—	—	—	352,398	352,398	(4,413)	347,985
Unsecured senior notes payable	3.55%	3.70		3/15/52		—	—	—	—	—	475,406	475,406	(6,180)	469,226
Unsecured senior notes payable	5.15%	5.26		4/15/53		—	—	—	—	—	500,000	500,000	(7,260)	492,740
Unsecured senior notes payable	5.625%	5.71		5/15/54		—	—	—	—	—	600,000	600,000	(6,361)	593,639
Unsecured debt weighted-average interest rate/Total		4.08%				$—	$350,000	$425,000	$700,000	$3,146,859	$8,268,605	$12,890,464	$(77,590)	$12,812,874

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Refer to footnote 3 on the following page. In July 2026, we executed an agreement to amend our $5.0 billion unsecured senior line of credit. The amendment is expected to become effective in September 2026, upon the satisfaction of certain conditions. The amendment extends the maturity date from January 22, 2030 to January 22, 2032, including extension options that we control. In addition, the amendment reduces the applicable borrowing rate and eliminates the existing sustainability-linked pricing adjustments, resulting in an applicable borrowing rate and facility fee of SOFR plus 0.725% and 0.15%, respectively, from the currently applicable borrowing rate and facility fee of SOFR plus 0.835% and
0.14%, respectively.

10.SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our unsecured senior debt and amounts outstanding under our unsecured senior line of credit and commercial paper program as of June 30, 2026 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt				Weighted-Average
						Interest		Remaining Term (in years)
			Total		Percentage	Rate(1)
Unsecured senior notes payable	$10,818,366	$—	$10,818,366		84.4%	4.04%		10.9
Unsecured senior line of credit and commercial paper program	—	1,994,508	1,994,508	(2)	15.6	4.27	(2)	3.6	(3)
Total/weighted average	$10,818,366	$1,994,508	$12,812,874		100.0%	4.08%		9.7	(3)
Percentage of total debt	84.4%	15.6%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)As of June 30, 2026, we had no outstanding balance on our unsecured senior line of credit and $1.99 billion of commercial paper notes outstanding.
(3)We calculate the weighted-average remaining term of our commercial paper notes by using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper notes, the consolidated weighted-average maturity of our debt is 9.2 years. The commercial paper notes sold during the six months ended June 30, 2026 were issued at a weighted-average yield to maturity of 4.17% and had a weighted-average maturity term of 15 days.
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
$5.0 billion unsecured senior line of credit
As of June 30, 2026, our unsecured senior line of credit, which matures in 2030, including extension options under our control, had aggregate commitments of $5.0 billion, and bore an interest rate of SOFR plus 0.835%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.14% based on the aggregate commitments outstanding. Based on achievement of certain annual sustainability metrics, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.
During the three months ended March 31, 2026, we achieved certain annual sustainability targets, as described in our unsecured senior line of credit agreement, which reduced the borrowing rate by four basis points for a one-year period to SOFR plus
0.835%, from SOFR plus 0.875%, and reduced the facility fee by one basis point to 0.14% from 0.15%. As of June 30, 2026, we had no outstanding balance on our unsecured senior line of credit.
In July 2026, we executed an agreement to amend our $5.0 billion unsecured senior line of credit. The amendment is expected to become effective in September 2026, upon the satisfaction of certain conditions. The amendment extends the maturity date from
January 22, 2030 to January 22, 2032, including extension options that we control. In addition, the amendment reduces the applicable borrowing rate and eliminates the existing sustainability-linked pricing adjustments, resulting in an applicable borrowing rate and facility fee of SOFR plus 0.725% and 0.15%, respectively, from the currently applicable borrowing rate and facility fee of SOFR plus 0.835%
and 0.14%, respectively. In connection with the amendment, we expect to recognize a loss on early extinguishment of debt of approximately $3.3 million for the partial write-off of unamortized loan fees.
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

10.SECURED AND UNSECURED SENIOR DEBT (continued)
months ended June 30, 2026, the notes were issued at a weighted-average yield to maturity of 4.17% and had a weighted-average maturity term of 15 days. As of June 30, 2026, we had $1.99 billion outstanding under our commercial paper program.
Interest expense
The following table summarizes interest expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest incurred	$138,059	$137,719	$272,616	$268,660
Capitalized interest	(73,717)	(82,423)	(143,690)	(162,488)
Interest expense	$64,342	$55,296	$128,926	$106,172
11. HEDGE AGREEMENTS
We have fixed-to-fixed cross-currency swap agreements designated as net investment hedges to mitigate the impact of fluctuations in the USD–CAD exchange rate on our real estate investments in Canada. Under the terms of the swap agreements, USD fixed interest amounts are payable to us and CAD fixed interest amounts are payable to the counterparty.
On April 30, 2026, our cross-currency swap agreements with an aggregate notional amount of CAD $340.0 million matured.
The maturity of the swap agreements did not result in the reclassification of amounts previously recognized in accumulated other comprehensive income to earnings because the related net investment had not been sold or substantially liquidated as of June 30,
2026.
During the three months ended June 30, 2026, we entered into new fixed-to-fixed cross-currency swap agreements designated as net investment hedges, which were deemed effective on the commencement date and remained highly effective as of
June 30, 2026. As of June 30, 2026, the aggregate notional amount of our outstanding cross-currency swap agreements was CAD
$270.0 million, and the corresponding total USD notional amount was approximately $197.3 million. The new swap agreements mature on January 29, 2027.
As of June 30, 2026, all of our assets in Canada were designated as held for sale. Unrealized gains or losses related to our cross-currency swap agreements will be reclassified from accumulated other comprehensive income into net income upon the sale or substantial liquidation of our real estate investments in Canada. Refer to “Hedge accounting” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.
The tables below summarize the fair value of our cross-currency swap agreements designated as net investment hedges and the effect on our consolidated financial statements. Comparative information for the impact on the three and six months ended June 30,
2025 is not presented as there were no outstanding cross-currency swap agreements during those periods. Amounts are presented in
USD (in thousands).
Fair value of cross-currency swap agreements designated as net investment hedges

Balance Sheet Location	June 30, 2026	December 31, 2025
Other assets	$6,455	$—
Accounts payable, accrued expenses, and other liabilities	$—	$928
Effect on consolidated other comprehensive income

	Location in Consolidated Statement of Comprehensive Income	June 30, 2026
		Three Months Ended	Six Months Ended
Total unrealized gains recognized in other comprehensive income	Unrealized gains on foreign currency translation, net	$4,730	$8,066
Effect on consolidated statements of operations

	Location in Consolidated Statement of Operations	June 30, 2026
		Three Months Ended	Six Months Ended
Total gain recognized in net income(1)	Other income	$869	$3,648
(1)Represents net interest settlements and interest rate forward points excluded from assessment of hedge effectiveness. Refer to “Hedge accounting” in Note 2 –
“Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

12. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES
The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of June 30,
2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable and accrued expenses	$394,010	$510,580
Accrued construction	270,622	314,836
Acquired below-market leases	118,000	133,033
Conditional asset retirement obligations	34,151	34,342
Deferred rent liabilities	26,073	14,659
Operating lease liability	354,905	360,543
Unearned rent and tenant security deposits	1,180,926	876,252
Other liabilities	134,839	152,828
Total	$2,513,526	$2,397,073
As of June 30, 2026 and December 31, 2025, our conditional asset retirement obligations primarily consisted of the soil and groundwater remediation liabilities associated with certain properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, require remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys; subsurface sampling; and other testing. We recognize a liability for the fair value of a conditional asset retirement obligation when the fair value of the liability can be reasonably estimated. In addition, environmental laws and regulations subject our tenants, and potentially us, to liability that may result from our tenants’ routine handling of hazardous substances and wastes as part of their operations at our properties. As of June 30, 2026, we are not aware of any additional environmental liability that we believe would require additional disclosures or recognition in our consolidated financial statements.

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
In addition, from time to time, we enter into forward equity sales agreements. We consider the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares were outstanding, are included in the denominator of basic EPS. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding – diluted using the treasury stock method. As of June 30, 2026, no forward equity sales agreements were outstanding.
The table below reconciles the numerators and denominators of the basic and diluted EPS computations for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(38,969)	$(62,189)	$359,408	$(23,527)
Net income attributable to noncontrolling interests	(33,814)	(44,813)	(70,538)	(92,414)
Net income attributable to unvested RSAs with nonforfeitable dividends	(908)	(2,609)	(2,149)	(5,269)
Numerator for basic and diluted EPS – net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(73,691)	$(109,611)	$286,721	$(121,210)

Denominator for basic EPS – weighted-average shares of common stock outstanding	170,718	170,135	170,658	170,328
Dilutive effect of unvested RSAs with forfeitable dividends	—	—	382	—
Denominator for diluted EPS – weighted-average shares of common stock outstanding	170,718	170,135	171,040	170,328
Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$(0.43)	$(0.64)	$1.68	$(0.71)
Diluted	$(0.43)	$(0.64)	$1.68	$(0.71)

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
During the six months ended June 30, 2026, we had no activity under our ATM program. As of June 30, 2026, the remaining aggregate amount available under our ATM program for future sales of common stock was $1.47 billion.
Dividends
During the three months ended March 31, 2026, we declared cash dividends on our common stock aggregating $125.5 million, or $0.72 per share.
During the three months ended June 30, 2026, we declared cash dividends on our common stock aggregating $125.4 million, or $0.72 per share.
Accumulated other comprehensive loss
The change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders for the six months ended June 30, 2026 was due to net unrealized losses of $3.6 million, and included $11.7 million of unrealized foreign currency translation losses related to our operations in Canada, partially offset by $8.1 million of unrealized gains resulting from the changes in the fair value of our cross-currency swap agreements due to the weakening of the Canadian dollar. Refer to Note 11 –
“Hedge agreements” to our unaudited consolidated financial statements for additional information.
Common stock, preferred stock, and excess stock authorizations
Our charter authorizes the issuance of 400.0 million shares of common stock, of which 170.7 million shares were issued and outstanding as of June 30, 2026. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of June 30, 2026. In addition, 200.0 million shares of “excess stock” (as defined in our charter)
are authorized, none of which were issued and outstanding as of June 30, 2026.

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
Operating segments
Our Chief Operating Decision Maker (“CODM”), represented by our Executive Chairman and our Chief Executive Officer,
evaluates operating results at the geographic market level to assess performance and allocate resources. Our operating segments align with our markets, including Greater Boston, San Diego, the San Francisco Bay Area, and Seattle, among others. Regular market performance updates are provided directly to the CODM. These updates include each market’s net operating income (“NOI”), which serves as the profit or loss measure used by the CODM for performance assessment and resource allocation. NOI provides useful information regarding performance of each market as it reflects income and expenses incurred in connection with real estate operations in each market. This metric enables the CODM to evaluate the profitability and performance of each market on a consistent and comparable basis, supporting decisions on capital resource allocation, including in connection with development, redevelopment, acquisition, and disposition activities in each market.
Evaluation of economic similarity and aggregation of operating segments
In accordance with the segment reporting accounting standard, we evaluate the economic similarity of our operating segments. Seven of our nine operating segments exhibit consistent long-term economic characteristics, including similar historical long-
term NOI margins, which are also expected to remain similar in the future. Additionally, these markets share similar operational characteristics, including nature of services provided (i.e., leasing, operating, developing, and redeveloping life science properties), tenant base (i.e., a variety of tenants involved in the life science industry), methods of operation (i.e., consistent lease structures, property management practices, and business strategies), and nature of the regulatory environment (consistent across North America, where all our operating segments are located). Based on shared economic characteristics, we have aggregated our seven operating segments into one reportable segment for segment reporting purposes. The remaining operating segments, which do not meet the aggregation criteria and individually do not meet the quantitative thresholds to qualify as reportable segments, were included in the “all other” category in the tables below.
The following table presents the reportable segment profit or loss measure, NOI, for the three and six months ended June 30,
2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reportable segment revenues:
Revenues from external customers	$629,674	$703,457	$1,250,933	$1,402,656
Other income	22,861	10,488	27,396	17,015
Reportable segment total revenues	652,535	713,945	1,278,329	1,419,671
Reportable segment total rental operating expenses	(211,334)	(212,402)	(423,992)	(424,838)
Reportable segment net operating income (reportable segment profit or loss)	$441,201	$501,543	$854,337	$994,833
Significant expenses included in the reportable segment profit or loss measure (i.e., NOI) are represented by the reportable segment total rental operating expenses and are disclosed in the table above. These expenses primarily include property taxes, utilities, repairs and maintenance, engineering, janitorial, and other costs.

15.SEGMENT INFORMATION (continued)
Presented below is the reconciliation of the reportable segment total revenues to the consolidated revenues, the reportable segment total rental operating expenses to consolidated rental operations, and the reportable segment NOI to the consolidated net income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Reconciliation of reportable segment revenues to consolidated total revenues:
Reportable segment total revenues	$652,535	$713,945	$1,278,329	$1,419,671
All other revenues	10,249	48,095	55,477	100,527
Consolidated total revenues	$662,784	$762,040	$1,333,806	$1,520,198
Reconciliation of reportable segment total rental operating expenses to consolidated rental operations:
Reportable segment total rental operating expenses	$(211,334)	$(212,402)	$(423,992)	$(424,838)
All other rental operating expenses	3,998	(12,031)	(7,486)	(25,990)
Consolidated rental operations	$(207,336)	$(224,433)	$(431,478)	$(450,828)
Reconciliation of reportable segment net operating income to consolidated net (loss) income:
Reportable segment net operating income (reportable segment profit or loss)	$441,201	$501,543	$854,337	$994,833
All other revenues	10,249	48,095	55,477	100,527
All other rental operating expenses	3,998	(12,031)	(7,486)	(25,990)
Other items not allocated to segments:
General and administrative	(36,861)	(29,128)	(71,546)	(59,803)
Interest expense	(64,342)	(55,296)	(128,926)	(106,172)
Depreciation and amortization	(304,384)	(346,123)	(609,825)	(688,185)
Impairment of real estate	(222,470)	(129,606)	(227,969)	(161,760)
Equity in earnings (losses) of unconsolidated real estate joint ventures	413	(9,021)	266	(9,528)
Investment income (losses)	133,227	(30,622)	128,645	(80,614)
Gain on early extinguishment of debt	—	—	366,435	—
Gain on sales of real estate	—	—	—	13,165
Consolidated net (loss) income	$(38,969)	$(62,189)	$359,408	$(23,527)
The following table reconciles reportable segment investments in real estate to consolidated total assets (in thousands).
Reportable segment investments in real estate constitute the total assets of our reportable segment. Consolidated assets not allocated to segments represent all asset line items presented in our consolidated balance sheets other than consolidated investments in real estate.

	June 30, 2026	December 31, 2025
Reportable segment investments in real estate	$27,578,790	$27,510,082
All other investments in real estate	1,547,105	1,179,914
Consolidated investments in real estate	29,125,895	28,689,996
Consolidated assets not allocated to segments	5,506,331	5,391,839
Consolidated total assets	$34,632,226	$34,081,835
16.SUBSEQUENT EVENTS
Sales of real estate assets in July 2026
In July 2026, we completed the disposition of one future development project aggregating 250,000 SF and one operating property aggregating 228,000 RSF in the Palo Alto submarket of our San Francisco Bay Area market, for an aggregate sales price of
$163.0 million, with no gain or loss recognized.
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
This list of risks and uncertainties is not exhaustive. Additional information regarding risk factors that may affect us is included under Part I, “Item 1A. Risk factors”; and Part II, “Item 7. Management’s discussion and analysis of financial condition and results of operations” in our annual report on Form 10-K for the year ended December 31, 2025, and under respective sections in this quarterly report on Form 10-Q. Readers of this quarterly report on Form 10-Q should also read our other documents filed publicly with the SEC for further discussion regarding such factors.

Overview
We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® company, is a best-in-class, mission-driven life science
REIT making a positive and lasting impact on the world. With our founding in 1994, Alexandria pioneered the life science real estate niche. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative Megacampus ecosystems in
AAA life science and advanced technology innovation cluster locations, including Greater Boston, San Diego, the San Francisco Bay
Area, Seattle, Maryland, Research Triangle, and New York City. As of June 30, 2026, Alexandria has a total market capitalization of
$21.84 billion and an asset base that includes 36.0 million RSF of operating properties and 2.8 million RSF of Class A/A+ properties undergoing construction.
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
As of June 30, 2026:
•Investment-grade or publicly traded large cap tenants represented 57% of our annual rental revenue;
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
•Approximately 91% of our leases (on an annual rental revenue basis) provided for the recapture of capital expenditures
(such as HVAC maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases; and
•75% of our leasing activity during the last twelve months was generated from our existing tenant base.
A key element of our business and financial strategy is our unique focus on Class A/A+ properties primarily located in collaborative Megacampus ecosystems in AAA life science and advanced technology innovation clusters. Our Megacampus ecosystems are designed for optionality and scalability, offering our tenants a clear path to address their growth requirements, including through our future developments and redevelopments. Strategically located near top academic and medical research institutions and equipped with curated amenities and services and convenient access to transit, our Megacampus ecosystems are designed to support our tenants in attracting and retaining top talent and in meeting our tenants’ growth needs, which we believe is a key driver of tenant demand for our properties. Our strategy also includes drawing upon our deep, broad, and long-standing real estate and life science industry relationships in order to retain tenants, identify and attract new and leading tenants, and source additional real estate.

Executive summary
Operating results

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income attributable to Alexandria’s common stockholders – diluted:
In millions	$(73.7)	$(109.6)	$286.7	$(121.2)
Per share	$(0.43)	$(0.64)	$1.68	$(0.71)
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$296.1	$396.4	$592.0	$788.4
Per share	$1.73	$2.33	$3.46	$4.63
For additional information, refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria
Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations.”
A best-in-class REIT with a high-quality and diverse tenant base, strong margins, and long lease terms

(As of or for the three months ended June 30, 2026, unless stated otherwise)
Occupancy of operating properties	86.9%
Occupancy of operating properties, including executed leases with future occupancy	90.9%
Percentage of total annual rental revenue in effect from Megacampus platform	80%
Percentage of total annual rental revenue in effect from investment-grade or publicly traded large cap tenants	57%

Operating margin	69%
Adjusted EBITDA margin	67%
Percentage of leases containing annual rent escalations	97%

Weighted-average remaining lease term:
Top 20 tenants	10.0	years
All tenants	7.7	years

Strong tenant collections(1):
Rents and receivables for the three months ended June 30, 2026, collected as of the date of this report	99.9%
(1)Refer to “Tenant collections” under “Definitions and reconciliations” for additional details.
Strong and flexible balance sheet with significant liquidity; top 20% credit rating ranking among all publicly traded U.S. REITs; long-
duration remaining debt term (as of June 30, 2026)
•Net debt and preferred stock to Adjusted EBITDA of 7.0x and fixed-charge coverage ratio of 3.3x for the three months ended
June 30, 2026 annualized; the respective targets for the three months ending December 31, 2026, annualized, are 5.6x–6.2x and 3.6x–4.1x.
•We expect improvement in our quarter-annualized net debt and preferred stock to Adjusted EBITDA ratio in the second half of 2026 as we complete dispositions, sales of partial interests, and other capital sources.
•Significant liquidity of $3.60 billion and extension of our $5.0 billion unsecured senior line of credit to 2032.
•Only 6% of our total debt matures through 2028.
•9.7-year weighted-average remaining debt term, the longest among S&P 500 REITs.
•Total debt and preferred stock to gross assets of 31%.
•Intermediate-term goal for leverage: mid-5x range.

Solid leasing volume exceeding 1.0 million RSF during the three months ended June 30, 2026
•Total leasing volume surpassed 1.0 million RSF during the three months ended June 30, 2026, increasing 60% from the three months ended March 31, 2026 and exceeding the average quarterly leasing volume for the period from the second quarter of
2025 through the first quarter of 2026 of 952,365 RSF by approximately 87,000 RSF.
•Includes 397,919 RSF of combined previously vacant and development and redevelopment space; second-highest amount since the second quarter of 2024, excluding the 466,598 RSF build-to-suit lease signed in the third quarter of
2025.
•75% of our leasing activity during the last twelve months was generated from our existing tenant base.

	Three Months Ended		Six Months Ended June 30, 2026
	June 30, 2026	March 31, 2026
Leasing volume in RSF:
Leasing of development and redevelopment space	68,771	117,935	186,706
Leasing of previously vacant space	329,148	148,734	477,882
	397,919	266,669	664,588
Lease renewals and re-leasing of space	640,998	380,687	1,021,685
Total leasing volume	1,038,917	647,356	1,686,273
Lease renewals and re-leasing of space:
Rental rate changes	(0.7)%	(15.0)%	(7.4)%
Rental rate changes (cash basis)	(4.3)%	(15.8)%	(9.6)%
Ongoing execution of Alexandria’s capital recycling strategy
We plan to continue funding a significant portion of our capital requirements for the year ending December 31, 2026 through dispositions of land, non-core assets, sales of partial interests, and other capital sources.

(in millions)	Sales Price	%
Completed as of the date of this report	$170
Pending transactions subject to non-refundable deposits, signed letters of intent, and/or sale agreement negotiations	1,159
	1,329	46%
Dispositions, sales of partial interests, and other capital sources in process	1,100	38%
Multiple alternatives under evaluation	471	16%
2026 guidance midpoint for dispositions, sales of partial interests, and other capital sources	$2,900
We expect to allocate this capital as follows (based on guidance midpoints):

(in millions)	2026 Guidance (Midpoint)
Construction focused on highly leased developments and lease-up of vacant space	$1,750
Reduction of debt to meet our leverage goal	1,675
Net cash provided by operating activities, as adjusted	(525)
$2,900

Occupancy and leasing progress on temporary vacancy

Operating occupancy as of March 31, 2026	87.7%
Key changes in occupancy:
Reclassification of space at 3000 Minuteman Road from redevelopment to operating in 2Q26, fully leased with expected occupancy in 2Q27	(0.4)	(1)
Previously disclosed 2Q26 key lease expirations with expected downtime	(0.8)
Increase in occupancy, primarily due to the commencement of leases during 2Q26	0.4
Operating occupancy as of June 30, 2026	86.9
Vacant space with executed leases and future occupancy	4.0	(2)
Operating occupancy as of June 30, 2026, including executed leases with future occupancy	90.9%
(1)Refer to “Reduction of capital spend and funding needs” within this section for additional details regarding the 159,947 RSF lease executed during the three months ended June 30, 2026.
(2)Represents executed leases aggregating 1.4 million RSF with occupancy expected upon completion of building and/or tenant improvements. The weighted-average expected occupancy date is approximately November 2026, with expected annual rental revenue of approximately $69 million. We expect 64% of the total 1.4 million
RSF to be occupied by December 31, 2026. These spaces are located primarily in the Greater Boston, San Diego, and San Francisco Bay Area markets.
Key operating metrics
•Same property net operating income changes
•Decreased by 10.6% and 8.6% (cash basis) for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
•Decreased by 11.5% and 11.2% (cash basis) for the six months ended June 30, 2026, compared to the six months ended
June 30, 2025.
•The decline was due to a decrease in same property occupancy, primarily driven by previously disclosed key lease expirations with expected downtime aggregating 657,492 RSF during the three months ended March 31, 2026 and
260,888 RSF during the three months ended June 30, 2026, with weighted-average lease expiration dates of January
2026 and April 2026, respectively.
•Same properties average occupancy:
•87.1% for the three months ended June 30, 2026, compared to 92.6% same properties average occupancy for the three months ended June 30, 2025.
•88.2% for the six months ended June 30, 2026, compared to 93.5% same properties average occupancy for the six months ended June 30, 2025.
Reduction of capital spend and funding needs
•During the three months ended June 30, 2026, we executed a lease aggregating 159,947 RSF with an advanced technology tenant at our redevelopment project at 3000 Minuteman Road in our Greater Boston market. The lease enables us to pivot a portion of the redevelopment project from future laboratory and/or biomanufacturing use to a lower-cost advanced technology use, reducing the project’s expected aggregate construction budget by approximately $80 million. We expect to deliver the
159,947 RSF of leased space in the second quarter of 2027 upon completion of building and tenant improvements.
•As a result, the leased space was reclassified from redevelopment to operating, reducing the redevelopment project from
431,550 RSF as of March 31, 2026 to 271,603 RSF as of June 30, 2026.
•We continue to evaluate the business and financial strategy for five projects aggregating 1.4 million RSF, which may allow us to further reduce future construction funding requirements within our active pipeline.
•As of June 30, 2026, we executed letters of intent aggregating 108,800 RSF for advanced technology use at our redevelopment project at 311 Arsenal Street. If we are successful in executing these potential leases, we expect to evaluate whether all or a portion of this project will be placed back into operation without the need to further redevelop for laboratory use.
•Non-income-producing assets as of June 30, 2026 are 16% of gross assets, a 4% reduction since December 31, 2024; we are targeting a range of 11% to 16% by December 31, 2026.

Alexandria’s development and redevelopment pipeline delivered incremental annual net operating income of $57 million during 2Q26, with an additional $42 million anticipated to be delivered by 4Q26
•During the three months ended June 30, 2026, we placed into service one development project aggregating 426,927 RSF that is 100% occupied by Bristol Myers Squibb at 4135 Campus Point Court in our University Town Center submarket and delivered incremental annual net operating income aggregating $57 million.
•Annual net operating income (cash basis) from recently delivered projects is expected to increase by $40 million upon the burn-off of initial free rent, which has a weighted-average remaining period of approximately five months.
•79% of the RSF in our total development and redevelopment pipeline is within our Megacampus ecosystems.

Development and Redevelopment Projects	Incremental Annual Net Operating Income		RSF		Occupied/ Leased/ Negotiating Percentage
(dollars in millions)
Placed into service during six months ended June 30, 2026	$58		532,219		91%

Expected to be placed into service:
Second half of 2026	$42	(1)	174,662	(2)	84%	(3)
Fiscal years 2027 through 2028	93		1,258,004		68%
	$135
(1)Includes expected partial deliveries through 2026 from projects expected to stabilize in 2027–2028, including speculative future leasing that is not yet fully committed. Refer to the initial and stabilized occupancy years under “New Class A/A+ development and redevelopment properties: under construction” in Item 2 for additional information.
(2)Represents the RSF of projects expected to stabilize in 2026. Does not include RSF for partial deliveries through 2026 from projects expected to stabilize in 2027–
2028.
(3)Represents the current leased/negotiating percentage of our 174,662 RSF development project that is expected to stabilize in 4Q26.
Continued successful management of general and administrative expenses
•General and administrative expenses for the three months ended June 30, 2026 aggregated $36.9 million, an increase of
$7.7 million, or 26.5%, compared with the three months ended June 30, 2025, but a decrease of $7.8 million, or 17.4%, compared with the three months ended June 30, 2024. The decrease relative to 2024 reflects the continued benefit from cost-
efficiency initiatives implemented in prior years. The increase relative to 2025 primarily reflects the expected return of a portion of the cost reductions achieved in 2025 that were temporary in nature, while approximately half of the cost reductions achieved in 2025 have continued into 2026 and are expected to continue through the remainder of 2026.
•Compared to 2024, we continue to expect approximately $76 million of cumulative general and administrative expense savings in 2025 and 2026 (based on the midpoint of our 2026 guidance range).
•For the trailing twelve months ended June 30, 2026, general and administrative expenses represented 6.6% of net operating income, approximately half the average of other S&P 500 REITs for 2023–2025.
Key capital events
•In July 2026, we executed an agreement to amend our $5.0 billion unsecured senior line of credit. The amendment is expected to become effective in September 2026, upon the satisfaction of certain conditions. The amendment extends the maturity date from January 22, 2030 to January 22, 2032, including extension options that we control. In addition, the amendment reduces the applicable borrowing rate to SOFR plus 0.725% from the currently applicable SOFR plus 0.835%. In connection with the amendment, we expect to recognize a loss on early extinguishment of debt of approximately $3.3 million related to the partial write-off of unamortized loan fees during the three months ended September 30, 2026.
•In April 2026, we repaid, upon maturity, $350.0 million of 3.80% unsecured senior notes payable. The repayment was funded temporarily with borrowings under our commercial paper program, which will be repaid through planned dispositions, sales of partial interests, and other capital sources included in our 2026 guidance. No gain or loss was incurred in connection with this repayment.
•Under our common stock repurchase program authorized in December 2025, we may repurchase up to $500.0 million of our common stock through December 31, 2026. As of the date of this report, no shares have been repurchased under this program and $500.0 million remains available for future share repurchases.

Dividend strategy to share net cash flows from operating activities with stockholders while retaining a significant portion for reinvestment
•Common stock dividend declared of $0.72 per share for the three months ended June 30, 2026, consistent with the preceding quarter. The declared dividend per common share reflects our commitment to maintaining the strength of our balance sheet, enhancing financial flexibility, preserving liquidity, and sharing cash flows with our stockholders.
•Significant net cash provided by operating activities, as adjusted, retained for reinvestment aggregating $2.60 billion for the years ended December 31, 2022 through 2025 and the midpoint of our 2026 guidance range.
•Dividend yield of 5.4% as of June 30, 2026 and dividend payout ratio of 42% for the three months ended June 30, 2026.
Key capital metrics as of or for the three months ended June 30, 2026
•$21.84 billion in total market capitalization.
•$9.02 billion in total equity capitalization.
•Non-real estate investments aggregating $1.69 billion:
•Unrealized gains presented in our consolidated balance sheet were $223.9 million, comprising gross unrealized gains and losses aggregating $290.5 million and $66.6 million, respectively.
•Investment income of $133.2 million for the three months ended June 30, 2026, presented in our consolidated statement of operations, consisted of $10.3 million of realized gains, $131.9 million of unrealized gains, and $9.0 million of impairment charges.

Trends that may affect our future results
Currently identified key market trends and uncertainties that had or may have a negative effect on our business are discussed below. Although we seek to minimize the risks posed by these trends and uncertainties as discussed in the mitigating factors section below, there can be no assurance that these measures will be successful in preventing or mitigating material impacts on our future results of operations, financial position, and cash flows. Refer to “Item 1A. Risk factors” in Part I of our annual report on Form 10-K for the year ended December 31, 2025 for discussion of additional risks we face.
New supply and reduced demand for life science space may continue to negatively affect our rental rates, occupancy, and operating results.
•Influx of supply. During and after the COVID-19 pandemic, the shift toward hybrid and remote work arrangements as well as exceptionally strong demand for life science space, driven by public health urgency and supported by historically low interest rates, prompted certain office and other real estate investors to repurpose underutilized office spaces into laboratory facilities, initiating a wave of new development activity across the sector. Our success and the success of other laboratory operators prompted new and existing developers to commence speculative redevelopment and/or development laboratory projects in anticipation of demand for such facilities. These conversion and speculative development projects have contributed to a significant influx of new laboratory properties in our top three markets—Greater Boston, San Diego, and San Francisco Bay
Area. Life science real estate availability in these top markets—measured as the percentage of life science RSF available relative to total life science RSF—rose to approximately 29% during 2025, from approximately 4% in 2021. This surge created supply that materially exceeded current demand. As pandemic-driven urgency faded, the amount of available space became the dominant factor influencing tenant activity, with absorption unable to match the influx of supply.
•Decrease in demand. Adding to these challenges, life science tenant demand—after reaching historically high levels in 2021—
has moderated significantly. The average tenant demand, measured by life science tenants’ RSF requirements, declined by more than 60% in 2025 compared to 2021 across our top three markets: Greater Boston, San Diego, and San Francisco Bay
Area. This reflected a shift from extraordinary tenant demand driven by pandemic-related urgency to levels more consistent with historical pre-pandemic norms, particularly those observed during 2016-2018. Importantly, this shift occurred amid substantially higher available supply, as discussed above, further negatively impacting occupancy and rental rates in top life science markets.
Exacerbating the recent demand trend, the life science industry faced an unusual convergence of macroeconomic, regulatory, policy, and political challenges in 2025 that continued to affect the sector through the first half of 2026. These included consequential shifts in leadership at the U.S. Department of Health and Human Services (“HHS”), tariff-related measures, operational, leadership, and staff disruptions at the NIH and the FDA, threatened reductions in NIH funding of biomedical research and proposals to limit NIH funding of indirect grant costs, heightened scrutiny of pharmaceutical pricing, and increased global competition from China, discussed below. Collectively, these factors, including those described below, increased uncertainty, leading tenants to defer leasing commitments and expansion decisions pending greater clarity. As a result, absorption of available space has been notably slower.
◦Prolonged biotech bear market and capital constraints. The life science sector experienced the fifth consecutive year of a broad-based biotech bear market in 2025. Life science venture capital fundraising declined to its lowest level since
2016, reducing overall levels of venture capital funds available to deploy in the future. Life science venture funds also continued to be highly risk averse, focusing investments on clinical-stage and asset-based opportunities that may not drive significant laboratory space needs. The initial public offering market for biotech companies remained largely closed in 2025, eliminating a key source of liquidity and growth capital, but began to reopen selectively in 2026. Elevated financing costs and broader economic and regulatory uncertainty continued to constrain access to debt and equity financing. These factors slowed company formation, reduced headcount growth, and delayed laboratory expansion decisions, directly impacting leasing demand for specialized life science space. Although capital markets and leasing activity showed early signs of improvement in 2026, the recovery remained uneven, and laboratory demand continued to be constrained by disciplined capital allocation and significant excess supply.
◦Regulatory and policy factors affecting absorption. At the same time, the regulatory environment experienced significant disruption. The FDA saw more than 50% turnover in senior leadership during the first half of 2025, accompanied by employee layoffs and delays in regulatory review decisions. Leadership turnover continued in 2026, including the departure of the FDA Commissioner in May 2026. Changing expectations related to clinical trial requirements and flexibility for rare diseases with large unmet needs created additional uncertainty around development timelines for certain regulated products. These conditions have reduced some tenants’ near-term confidence in expansion and capital investment decisions.
Biomedical research institutions faced increased uncertainty around federal funding policies throughout 2025. The proposed 15% cap on NIH institutional indirect grant spending, subsequently ruled unlawful by an appellate court, raised concerns for biomedical research institutions about the ability to recover infrastructure and operating costs, which materially constrained incremental real estate demand among certain federally supported entities.

In April 2026, the Trump administration discontinued its legal effort to implement the proposed 15% cap on NIH indirect cost reimbursements, allowing the federal court ruling blocking the policy to become final. Existing negotiated reimbursement rates remain in effect. Accordingly, NIH-funded research institutions continue to operate under the current reimbursement framework.
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
At the same time, global competition for life science research has intensified, with certain foreign markets, especially
China, rapidly gaining ground as biotechnology leaders through centralized funding and faster regulatory approval timelines. Coupled with immigration-related restrictions implemented in the U.S. during 2025 that limit access to international research talent, these policy actions not only affect current activities but also pose a significant threat to the long-term viability of the U.S. biomedical industry. The cumulative effect of these developments may significantly reduce tenant demand for U.S. life science real estate. Refer to “Item 1A. Risk factors” in our annual report on Form 10-K for additional details.
•Impact on our business. The surge in supply and decrease in demand for life science space have led to industry-wide elevated vacancy rates, slower leasing activity, pressure on rental rates, higher lease concessions, and increased competition for tenants. Our operating occupancy declined from 90.9% as of December 31, 2025 to 86.9% as of June 30, 2026, and we
project our operating occupancy to be approximately 87.0% as of December 31, 2026, representing the midpoint of our guidance range for occupancy percentage in North America as of December 31, 2026.
To remain competitive, we have realized lower rental rate changes on renewed and re-leased spaces and have offered more tenant improvement allowances or additional tenant concessions, including free rent, to retain existing tenants or attract new tenants. We project our rental rate on renewed and re-leased spaces to decrease by approximately 5.0% for the year ending
December 31, 2026, representing the midpoint of our guidance range. Furthermore, to maintain long-term tenant relationships and sustain occupancy levels within our core assets, our existing operating properties may require additional revenue- and non-revenue-enhancing capital expenditures earlier than typically expected.
The table below reflects a trend of increasing revenue- and non-revenue-enhancing capital expenditures, including tenant improvement expenditures. The table also presents the trend, on a per RSF basis, of increasing tenant improvement allowance, leasing commissions, and free rent concessions, and of less favorable changes in rental rates related to our renewed/re-leased spaces, as well as decreases in our operating occupancy (dollars in thousands, except per RSF amounts):

	Revenue- and Non-Revenue- Enhancing Capital Expenditures	Tenant Improvements/ Leasing Commissions per RSF	Free Rent Concessions per Annum (leases executed in trailing 12 months)	Rental Rate Changes (on renewed/ re-leased spaces)	Operating Occupancy (as of each period end)
2024	$273,377	$46.89	0.7 months	16.9%	94.6%
2025	$324,293	$55.34	1.5 months	7.0%	90.9%
Six months ended June 30, 2026	$269,067	$50.92	1.5 months	(7.4)%	86.9%
Midpoint of 2026 guidance range	$510,000	N/A		(5.0)%	87.0%
Additionally, we have key lease expirations with expected downtime in 2026, primarily in the Greater Boston, San Francisco
Bay Area, and Seattle markets, aggregating 451,450 RSF as of June 30, 2026 with a weighted-average lease expiration date of August 2026. These spaces are expected to become vacant at lease expiration and re-leased to new tenants. We expect downtime on the 451,450 RSF to be approximately 12 to 24 months on a weighted-average basis. In addition, we have identified 1.4 million RSF of key lease expirations in 2027 that are expected to have downtime of approximately 12 to 24 months on a weighted-average basis. Considering elevated new laboratory supply in these markets, there can be no assurance that we will be able to re-lease some or all of this space on acceptable terms, without significant capital expenditures, or within anticipated time frames, even at reduced rates.
As of June 30, 2026, we anticipate that 1.4 million RSF of our projects undergoing construction will be placed into service from
July 1, 2026 through 2028 and will generate $135 million in future incremental annual net operating income. These projects are 71% leased or under lease negotiations as of June 30, 2026. Furthermore, we have an additional 1.4 million RSF of projects under evaluation which are 15% leased or under lease negotiations. For these projects, we are evaluating the business and financial strategy, including continuing construction, repositioning for advanced technology or other non-
laboratory use, selling, or pausing development or redevelopment. If we decide to sell or pause, such actions could negatively impact our FFO and operating metrics. Alternatively, if we decide to invest limited capital, we may place some or all of these projects into operation, which could temporarily reduce our operating occupancy until the projects are leased and occupied.

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
As a result, our capital plan and leverage management strategy have increased our reliance on real estate dispositions, sales of partial interests, and other capital sources to generate capital. However, current real estate market conditions, including lower property valuations and increased capitalization rates, will likely adversely affect the timing and pricing of such transactions.
•Lower property valuations and increased capitalization rates. A portion of our projected construction spending and other uses of capital is expected to be funded through dispositions, sales of partial interests, and other capital sources in core, land, and non-core real estate assets. Real estate investments are generally less liquid than many other investment types, which can present challenges in selling our properties in a timely manner or at desirable prices, especially in an environment of oversupply.
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
The oversupply of life science real estate assets, discussed above, combined with high interest rates and reduced market liquidity, has contributed to a prolonged period of lower property valuations and higher capitalization rates, resulting in significant real estate impairments and making it more challenging to execute asset sales within the expected timelines and at favorable pricing. In 2026, we expect to complete dispositions, sales of partial interests, and other capital sources of approximately $2.90 billion at the midpoint of our 2026 guidance range. However, we may not be able to achieve this and/or other targets disclosed in our 2026 guidance as a result of the uncertainties discussed in this section as well as in “Item 1A.
Risk factors” in Part I of our annual report on Form 10-K for the year ended December 31, 2025.
The table below presents total dispositions and a trend of increasing impairments of real estate and capitalization rates associated with dispositions, sales of partial interests, and other capital sources in our real estate assets over the last several years (dollars in thousands), which is partly attributable to the quality of core and non-core assets sold during each period.

	Aggregate Sales Price of Dispositions, Sales of Partial Interests, and Other Capital Sources	Impairment of Real Estate	Capitalization Rates(1)		Capitalization Rates (Cash Basis)(1)
2024	$1,382,453	$223,068	7.7%		6.5%
2025	$1,813,778	$2,202,818	7.7%	(2)	7.5%	(2)
Six months ended June 30, 2026	$7,350	$227,969	N/A
Midpoint of 2026 guidance range	$2,900,000	(3)
(1)Capitalization rates are calculated only for stabilized operating assets sold. Refer to “Capitalization rates” under “Definitions and reconciliations” for additional information.
(2)Represents the weighted-average capitalization rate for stabilized operating assets sold in 2025, which accounted for only 20% of the aggregate sales price of dispositions, sales of partial interests, and other capital sources in 2025.
(3)We are not able to forecast impairments or capitalization rates for future periods without unreasonable effort due to the inherent difficulty of forecasting the timing and amount of transactions that depend on market conditions outside of our control.

For additional information about our dispositions and real estate impairments recognized during the three months ended June
30, 2026, refer to “Sales of real estate assets and impairment of real estate” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1.
For 2026, we have established a disposition and joint venture program with expected sales of approximately $2.90 billion at the midpoint of our 2026 guidance range for dispositions, sales of partial interests, and other capital sources. We may utilize multiple sources of capital, including land and non-core dispositions, sales of partial interests, and other capital sources, to fund (i) construction focused on highly leased developments and lease-up of vacant space, and (ii) repayment of senior unsecured debt sufficient to achieve our net debt and preferred stock to Adjusted EBITDA – 4Q26 annualized target of 5.6x to
6.2x. We continue to evaluate available alternatives and expect to execute on cost-efficient sources of capital under prevailing market conditions. We do not anticipate the issuance of any common equity during the year ending December 31, 2026.
In 2026, we are committed to dispose of certain assets classified as held for sale with an aggregate book value of
$555.8 million as of June 30, 2026. To achieve the midpoint of our 2026 guidance range of $2.90 billion for dispositions, sales of partial interests, and other capital sources, we continue to evaluate a broad range of opportunities, including non-core operating properties, both stabilized and unstabilized, and land parcels.
Under GAAP, real estate assets are evaluated for impairment upon an indication of potential impairment:
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
We expect to substantially complete our large-scale non-core disposition program in 2026, although some of these dispositions could close in 2027. As of June 30, 2026, 80% of our annual rental revenue is from our Megacampus platform, and we expect this percentage to continue to grow over time, in part through our disposition program.
•Increased cost and limited availability of capital. Our 2026 guidance assumes a reduction of our outstanding unsecured senior debt by approximately $1.68 billion, at the midpoint of our 2026 guidance range.
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
Although we repaid a portion of our outstanding unsecured senior debt during 2026, these repayments have been fully financed through the issuance of new unsecured senior debt. As a result, we have not yet made progress toward our targeted
$1.68 billion net unsecured senior debt reduction. Accordingly, achievement of this target debt reduction remains dependent on our ability to generate proceeds during 2026 from planned real estate dispositions, sales of partial interests, and other capital sources.
These expectations assume our ability to execute these transactions on acceptable terms. If we are unable to sell real estate assets at our targeted prices or within our expected timeframes, we may need to reduce the projected amount of debt repayment, delay the timing of such repayment, and/or increase our reliance on additional debt financing to fund the approximately $1.75 billion of construction spending, based on the midpoint of our 2026 guidance range. Elevated interest rates may result in debt financing options that are costlier, less accessible, or even unavailable, potentially limiting our ability to complete our development and redevelopment projects on schedule and thereby delaying our expected incremental annual net operating income generation.

The table below reflects interest rates related to unsecured senior notes payable that we have issued over the last several years and in February 2026 (dollars in thousands). There is no assurance that high debt costs will not continue into the future.

	Unsecured Senior Notes Payable Issued	Interest Rate(1)
2024	$1,000,000	5.57%
2025	$550,000	5.66%
February 2026 issuance	$750,000	5.41%
(1)Includes amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
•Capitalized Interest.
The table below presents gross interest expense, capitalized interest, and interest expense (in thousands):

	Gross Interest Expense	Capitalized Interest	Interest Expense
2024	$516,799	$(330,961)	$185,838
2025	$557,122	$(330,424)	$226,698
Six months ended June 30, 2026	$272,616	$(143,690)	$128,926
Midpoint of 2026 guidance range	$520,000	$(240,000)	$280,000
For 2026, we expect capitalized interest of approximately $240 million at the midpoint of our guidance range. The decrease compared to 2025 reflects our actions taken in response to the market conditions, including re-evaluating certain projects, ceasing or pausing certain pre-construction activities on land and uncommitted projects to conserve capital, and disposing of certain assets. As a result, we expect our interest expense to increase to approximately $280 million (at the midpoint of our
2026 guidance range) in 2026 from $226.7 million in 2025. Continued macroeconomic and capital market pressures may necessitate further reevaluation of our plans, including temporary suspension of our construction projects, delay of future projects, or the sale of non-income-producing properties, which could further reduce our capitalized interest and increase interest expense.
•Volatility in the valuation of non-real estate investments. We hold strategic investments in publicly traded companies and privately held entities primarily involved in the life science industry. These investments are subject to market- and sector-
specific risks that can substantially affect their valuation. Like many other industries, the life science industry is susceptible to macroeconomic challenges, such as ongoing economic and geopolitical uncertainty and a tighter capital environment. These factors may lead to increased volatility in the valuation of our non-real estate investments.
In such an environment, distributions from our investments—which we may receive as dividends, as liquidation distributions from our investments in limited partnerships, or as a result of mergers and acquisitions involving our privately held investees—
may be limited and could result in lower realized gains. Gross unrealized gains related to our non-real estate investments held as of June 30, 2026, December 31, 2025, and December 31, 2024 aggregated to $290.5 million, $184.4 million, and
$228.1 million, respectively. These unrealized amounts are subject to market fluctuations and may not ultimately be realized.
We may not receive distributions from our investments or may face difficulties in monetizing our non-real estate investments at optimal prices. There can be no assurance that we will be able to realize gains in the future. In periods with limited or no realized gains, our FFO per share, as adjusted, may be adversely affected.
For the six months ended June 30, 2026, we recognized $28.5 million in realized gains on non-real estate investments and are projecting realized gains of $75 million in 2026 at the midpoint of our guidance range. During the six months ended
June 30, 2026, we also recognized impairment charges and unrealized gains that reflect continued valuation pressures. The table below presents components of investment income (loss) on our non-real estate investments (in thousands):

	Realized Gains	Significant Realized Losses	Impairments	Unrealized (Losses) Gains	Investment (Loss) Income
2024	$117,214	$—	$(58,090)	$(112,246)	$(53,122)
2025	$115,722	$(103,329)	$(95,716)	$26,980	$(56,343)
Six months ended June 30, 2026	$28,490	$—	$(21,446)	$121,601	$128,645
Midpoint of 2026 guidance range	$75,000	N/A(1)
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

The realization of any of the foregoing risks could continue to have material adverse impacts on our revenues and operating performance, including, but not limited to, our income from rentals, net operating income, results of operations, funds from operations, operating margins, initial stabilized yields (unlevered) on new or existing construction projects, occupancy, rental rates, EPS, FFO per share, FFO per share, as adjusted, and net cash provided by operating activities, as adjusted. These impacts have adversely affected, and could continue to adversely affect, our Adjusted EBITDA, which in turn may continue to negatively impact our key metrics such as
Adjusted EBITDA margin, net debt and preferred stock to Adjusted EBITDA, and fixed-charge coverage ratios. This may also impact our credit ratings and credit rating outlooks. To preserve liquidity and mitigate an increase to our net debt and preferred stock to
Adjusted EBITDA ratio resulting from declines in Adjusted EBITDA, we may seek additional capital by pursuing additional sales of real estate and non-real estate investments, or through equity offerings, which could be dilutive to existing stockholders. A reduction in earnings and/or net cash provided by operating activities, as adjusted, could potentially necessitate or make advisable a reduction in our dividends per share, as determined by our board of directors. Any of the foregoing could further negatively affect our business and the market value of our common stock.
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
Our Megacampus ecosystems, which offer both high visibility and a clear path for growth, are designed for scalability to accommodate our tenants’ growth. Our future development and redevelopment projects aggregate 21.3 million RSF as of
June 30, 2026, of which 79% is concentrated within our Megacampus ecosystems. Their strategic locations and path for growth serve as powerful incentives for tenants to lease space from us.
We believe our Megacampus strategy has enabled us to capture a greater share of available leasing demand relative to competitors in our core life science markets, even as overall supply has increased. The strength of this strategy is reflected in the 2026 performance metrics below, achieved despite challenging macroeconomic, regulatory, policy, and geopolitical environments:
•Our occupancy of 86.9% as of June 30, 2026:
•Outperforms market occupancy levels in our top three markets: Greater Boston, San Diego, and San Francisco
Bay Area.
•Additional 4.0% occupancy is expected from 1.4 million RSF (4.0% of total operating RSF) of leased space that was temporarily vacant as of June 30, 2026, primarily in our Greater Boston, San Diego, and San Francisco Bay
Area markets. These spaces are expected to become occupied upon completion of building and/or tenant improvements, with a weighted‑average expected occupancy date of November 2026, and are expected to generate annual rental revenue of approximately $69 million upon lease commencement.
•During the six months ended June 30, 2026, we placed into service development and redevelopment projects aggregating 532,219 RSF that are 91% occupied in various submarkets and delivered incremental annual net operating income of $58 million.
•Expected incremental annual net operating income from projects anticipated to be placed into service from the third quarter of 2026 to the end of 2028:
•$42 million from deliveries in the second half of 2026.
•$93 million from 2027-2028 deliveries.
•Strength of our brand. As a recognized leader in the life science and real estate sectors, Alexandria has successfully built a diverse and high-quality tenant base. Over the past three decades, we have fostered long-standing relationships and strategic partnerships with our tenants, which have enabled us to maintain strong occupancy levels and leasing volume, generate growth in net operating income and cash flows, and effectively navigate various economic cycles. Key indicators of our brand strength include the following:
•As of June 30, 2026, 75% of our leasing activity during the last twelve months was from our existing tenant base.
•As of June 30, 2026, 88% of our top 20 tenant annual rental revenue was derived from investment-grade or publicly traded large cap companies.
•Our tenant collections have remained consistently high, averaging 99.9% from the beginning of 2021 to June 30,
2026.

•Prudent financial management. Our strong and flexible balance sheet and prudent balance sheet management are key factors in our ability to navigate macroeconomic uncertainties and capitalize on new opportunities. The strength of our financial position is highlighted by several key indicators:
•Our significant liquidity of $3.60 billion as of June 30, 2026 provides us the flexibility to address our operational needs and to pursue strategic opportunities.
•We expect to fund a large portion of our capital requirements through the following sources in 2026:
•$525 million in net cash provided by operating activities, as adjusted, at the midpoint of our 2026 guidance range.
•$104.0 million in capital contributions to fund construction expected from our existing consolidated real estate joint venture partners from July 1, 2026 through 2027 and beyond.
•$2.90 billion from real estate dispositions, sales of partial interests, and other capital sources at the midpoint of our 2026 guidance range.
•As of June 30, 2026, our credit ratings from S&P Global Ratings and Moody’s Ratings were BBB+ and Baa2, respectively, which rank in the top 20% among all publicly traded U.S. REITs.
•Net debt and preferred stock to Adjusted EBITDA ratio target: 5.6x to 6.2x for the fourth quarter of 2026, annualized.
•As of June 30, 2026, our fixed-rate debt represents 84.4% of our total debt, which provides predictability in debt servicing costs. Since 2022, our quarter-end fixed-rate debt has averaged 95.7%.
•Our debt maturity schedule is well laddered, which provides us with financial flexibility and reduces short-term refinancing risks. As of June 30, 2026, only 6% of our debt matures through 2028.
•As of June 30, 2026, the weighted-average remaining term of our debt is 9.7 years, which is the longest among S&P
500 REITs, and demonstrates our strategic approach to debt management and our focus on maintaining manageable annual debt maturities. Pro forma for the amended and restated unsecured senior line of credit expected to become effective in September 2026, our weighted-average remaining debt term would have been 10.0 years.
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
•Decrease in general and administrative expenses. Over the past several years, we have implemented comprehensive measures to reduce our expenditures across our organization, including our general and administrative expenses, through a variety of cost-control and efficiency initiatives, including, but not limited to:
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

As a result, we have achieved the following outcomes:
•During the three months ended June 30, 2026, general and administrative expenses aggregated
$36.9 million, a decrease of $5.2 million, or 12%, compared to the quarterly average for 2024.
•We expect $76 million of cumulative savings in 2025 and 2026 (based upon the midpoint of our guidance range for 2026 general and administrative expenses), compared to 2024.
•For the trailing twelve months ended June 30, 2026, our general and administrative expenses were 6.6% net operating income, approximately half the 2023–2025 average of other S&P 500 REITs.
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

Operating summary

Same Property Performance: Net Operating Income Changes		Rental Rate Changes: Renewed/Re-Leased Space

Margins(3)		Favorable Lease Structure(4)
Operating	Adjusted EBITDA	Strategic Lease Structure by Owner and Operator of Collaborative Megacampus Ecosystems
69%	67%	Increasing cash flows
		Percentage of leases containing annual rent escalations	97%
		Stable cash flows
		Percentage of triple net leases	91%
		Lower capex burden
		Percentage of leases providing for the recapture of capital expenditures	91%

Net Debt and Preferred Stock to Adjusted EBITDA(5)		Fixed-Charge Coverage Ratio(5)

(1)
(2)
(1)
(2)

5.7x
7.0x
12/31/25
6/30/26
12/31/26 Target
Intermediate-Term Goal

5.6x to 6.2x
3.6x to 4.1x

Mid-5x Range

Refer to “Same properties” and “Definitions and reconciliations” in Item 2 for additional details. “Definitions and reconciliations” contains the definitions of “Adjusted EBITDA,”
“Fixed-charge coverage ratio,” “Net debt and preferred stock to Adjusted EBITDA,” and “Net operating income” and their respective reconciliations from the most directly comparable financial measures presented in accordance with GAAP.
(1)Refer to footnote 1 under “Same properties” in Item 2 for additional details.
(2)Refer to footnote 2 under “Leasing activity” in Item 2 for additional details.
(3)For the three months ended June 30, 2026.
(4)Percentages calculated based on our annual rental revenue in effect as of June 30, 2026.
(5)Quarter annualized.

Stable Cash Flows From Our High-Quality and Diverse Tenants

Life Science Product, Service, and Device
Public Biotechnology – Approved or Marketed Product
Public Biotechnology – Preclinical or Clinical Stage
Private Biotechnology
Biomedical Institutions
Government Institutions
Advanced Technologies
Other
Multinational Pharmaceutical

(1)
(2)
(3)
Percentage of ARE’s Annual Rental Revenue

Investment-Grade or Publicly Traded Large Cap Tenants
88%	57%
of ARE’s Top 20 Tenant Annual Rental Revenue	of ARE’s Total Annual Rental Revenue

Weighted Average Remaining Term(4)
10.0 Years	7.7 Years
of ARE’s Top 20 Tenants	All Tenants
As of June 30, 2026. Annual rental revenue represents amounts in effect as of June 30, 2026. Refer to “Definitions and reconciliations” in Item 2 for additional information.
(1)Represents the percentage of our annual rental revenue generated by professional services, finance, construction/real estate companies, and retail-related tenants.
(2)83% of our annual rental revenue from advanced technologies tenants is from investment-grade or publicly traded large cap tenants.
(3)81% of our annual rental revenue from biomedical institutions is from investment-grade or publicly traded large cap tenants.
(4)Represents the weighted-average remaining term based on annual rental revenue in effect as of June 30, 2026.

Leasing activity
The following table summarizes our leasing activity at our properties:

	Three Months Ended				Six Months Ended		Year Ended
	June 30, 2026				June 30, 2026		December 31, 2025
(Dollars per RSF)	Including Straight-Line Rent		Cash Basis		Including Straight-Line Rent	Cash Basis	Including Straight-Line Rent		Cash Basis
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	(0.7)%		(4.3)%		(7.4)%	(9.6)%	7.0%		3.5%
New rates	$39.03	(2)	$41.66	(2)	$43.08	$46.04	$52.71		$53.66
Expiring rates	$39.29		$43.52		$46.51	$50.94	$49.27		$51.87
RSF	640,998				1,021,685		2,543,473
Tenant improvements/leasing commissions	$45.57	(3)			$50.92		$55.34
Weighted-average lease term	6.8 years				7.5 years		9.0 years

Previously vacant/developed/ redeveloped space leased
New rates	$33.55	(2)	$34.13	(2)	$41.49	$41.34	$72.30	(4)	$67.56
Previously vacant RSF	329,148				477,882		944,362
Developed/redeveloped RSF(5)	68,771				186,706		704,821	(4)
Weighted-average lease term	9.6 years				12.4 years		13.8 years

Leasing activity summary (totals):
New rates	$36.93		$38.77		$42.45	$44.19	$60.42		$59.13
RSF	1,038,917				1,686,273		4,192,656
Weighted-average lease term	8.0 years				10.1 years		11.9 years

Lease expirations(1)
Expiring rates	$50.81		$53.94		$53.81	$58.39	$54.22		$55.56
RSF	1,169,042	(6)			2,509,851		4,460,081
Leasing activity includes 100% of results for properties in which we have an investment.
(1)Excludes month-to-month leases aggregating 291,724 RSF and 58,516 RSF as of June 30, 2026 and December 31, 2025, respectively. During the trailing twelve months ended June 30, 2026, we granted free rent concessions averaging 1.5 months per annum.
(2)Leases executed with advanced technology tenants represented 29.2% of our total leasing volume for the three months ended June 30, 2026. Advanced technology space typically generates lower rental rates, and requires lower capital investment, compared to laboratory space.
(3)Includes the impact of one lease aggregating 81,220 RSF at 10955 Alexandria Way in our Torrey Pines submarket, executed in April 2026 to accommodate the expansion needs of a growth-stage life science company advancing next-generation therapeutics and to backfill a vacancy from a tenant wind-down. Delivery of the space is expected in the first quarter of 2027 upon completion of tenant improvements. Excluding this lease, tenant improvements and leasing commissions for the three months ended June 30, 2026 was $28.60 per RSF.
(4)Includes the largest life science lease in company history, executed in July 2025 with Novartis AG. The 16-year expansion build-to-suit lease aggregates 466,598
RSF and is located at the Campus Point by Alexandria Megacampus in our University Town Center submarket. Excluding this lease, previously vacant/developed/
redeveloped rental rates would have been $58.31 and $58.70 (cash basis) and development/redevelopment leasing volume would have been 238,223 RSF, for the year ended December 31, 2025.
(5)Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 for additional information, including total project costs.
(6)Includes previously disclosed key lease expirations aggregating 260,888 RSF that became vacant during the three months ended June 30, 2026, with a weighted-
average lease expiration date of April 2026.

Contractual lease expirations
The following tables summarize the contractual lease expirations as of June 30, 2026:

Year	RSF	Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Annual Rental Revenue
2026 (2)	959,302	3.2%	$44.98	2.4%
2027	2,938,215	9.9%	$60.39	9.8%
2028	3,641,986	12.3%	$50.48	10.2%
2029	1,945,145	6.6%	$42.34	4.6%
2030	2,525,229	8.5%	$43.24	6.0%
2031	3,571,099	12.1%	$53.19	10.5%
2032	961,096	3.3%	$54.69	2.9%
2033	2,169,347	7.3%	$49.96	6.0%
2034	2,566,256	8.7%	$67.46	9.6%
2035	1,032,429	3.5%	$57.15	3.3%
Thereafter	7,227,517	24.6%	$87.19	34.7%

Market	2026 Contractual Lease Expirations (in RSF)					Annual Rental Revenue (per RSF)(1)	2027 Contractual Lease Expirations (in RSF)					Annual Rental Revenue (per RSF)(1)
	Leased	Negotiating/ Anticipating	Remaining Expiring Leases	Total(2)			Leased	Negotiating/ Anticipating	Remaining Expiring Leases	Total

Greater Boston	101,347	12,190	93,849	207,386		$51.56	42,458	—	106,399	148,857		$66.73
San Diego	—	—	83,965	83,965		60.25	—	—	383,498	383,498		42.30
San Francisco Bay Area	155	17,357	17,031	34,543		37.48	375	15,212	180,738	196,325		72.94
Seattle	6,193	6,276	22,291	34,760		29.37	18,205	96,573	174,346	289,124		42.21
Maryland	6,833	—	7,696	14,529		81.74	—	—	170,981	170,981		29.91
Research Triangle	13,385	11,913	8,853	34,151		23.99	39,891	—	206,807	246,698		34.64
New York City	—	—	32,890	32,890		97.03	—	—	98,612	98,612		98.03
Texas	65,628	—	—	65,628		28.77	—	—	26,160	26,160		27.74
Subtotal	193,541	47,736	266,575	507,852		49.34	100,929	111,785	1,347,541	1,560,255		49.26
Key lease expirations with expected downtime	31,391	192,847	227,212	451,450	(3)	40.10	—	—	1,377,960	1,377,960	(3)	72.92
Total	224,932	240,583	493,787	959,302		$44.98	100,929	111,785	2,725,501	2,938,215		$60.39
Percentage of expiring leases	23%	25%	52%	100%			3%	4%	93%	100%
Contractual lease expirations for properties classified as held for sale as of June 30, 2026 are excluded from the information on this page.
(1)Amounts in effect as of June 30, 2026.
(2)Excludes month-to-month leases aggregating 291,724 RSF as of June 30, 2026. Refer to “Leasing activity” in Item 2 for additional details.
(3)See tables below for additional details.
(4)Includes 317,385 RSF of key lease expirations from Bristol Myers Squibb across four properties, generating $24.0 million of annual rental revenue with a weighted-average expiration date of April 2027. Upon lease expiration, Bristol Myers
Squibb is expected to relocate to 4135 Campus Point Court, a 426,927 RSF R&D facility delivered in June 2026. We expect the vacated space to experience a period of downtime and are currently in early discussions for 190,085 RSF.

2026 Key Lease Expirations with Expected Downtime				2027 Key Lease Expirations with Expected Downtime

Total	Annual Rental Revenue(1)	Weighted Average Expiration Date	Weighted Average Expected Downtime	Total	Annual Rental Revenue(1)	Weighted Average Expiration Date	Weighted Average Expected Downtime
451,450 RSF	$18.1M	August 2026	12 to 24 months	1,377,960 RSF	$100.5M	March 2027	12 to 24 months

Reason for Expected Downtime (Based on RSF)	Reason for Expected Downtime (Based on RSF)

Relocation to Other ARE Properties(4)	Leases at Assets Originally Acquired for Redevelopment	Other

Relocation to Other ARE Properties	Other

Current Leasing Status (Based on RSF)	Current Leasing Status (Based on RSF)

Leased/Negotiating	Early Discussions	Marketing

Early Discussions	Marketing

Top 20 tenants
88% of Top 20 Tenant Annual Rental Revenue Is From Investment-Grade
or Publicly Traded Large Cap Tenants(1)
Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for greater than
8.8% of our annual rental revenue in effect as of June 30, 2026. The following table sets forth information regarding leases with our 20 largest tenants in North America based upon annual rental revenue in effect as of June 30, 2026 (dollars in thousands, except average market cap amounts):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)		Percentage of Annual Rental Revenue(1)	Investment-Grade Credit Ratings		Average Market Cap (in billions)

	Tenant							Moody’s	S&P
1	Bristol Myers Squibb Company	8.5		1,653,689	$161,572		8.8%	A2	A	$107.1
2	Eli Lilly and Company	9.0		1,054,241	92,202		5.0	Aa3	AA-	$883.2
3	Moderna, Inc.	12.4		462,100	71,571		3.9	—	—	$15.0
4	AstraZeneca PLC	5.7		611,326	56,151	(2)	3.0	A1	A+	$273.8
5	Takeda Pharmaceutical Company Limited	10.3		386,111	41,673		2.3	Baa1	BBB+	$50.3
6	Eikon Therapeutics, Inc.(3)	13.0		299,638	38,907		2.1	—	—	$0.6
7	Illumina, Inc.	5.3		792,687	29,977		1.6	Baa3	BBB	$18.9
8	United States Government	4.1		414,499	29,340	(4)	1.6	Aaa	AA+	$—
9	Uber Technologies, Inc.	56.3	(5)	1,009,188	27,869		1.5	Baa1	BBB+	$172.9
10	Boston Children's Hospital	10.7		309,231	26,294		1.4	Aa2	AA	$—
11	Novartis AG	1.9	(6)	321,743	25,111		1.4	Aa3	AA-	$290.2
12	Sanofi	4.5		267,278	22,045		1.2	Aa3	AA	$115.7
13	Alphabet Inc.	1.9		418,600	21,837		1.2	Aa2	AA+	$3,530.7
14	New York University	6.1		218,983	21,073		1.1	Aa2	AA-	$—
15	Massachusetts Institute of Technology	3.5		242,428	20,529		1.1	Aaa	AAA	$—
16	Merck & Co., Inc.	7.8		300,930	18,895		1.0	Aa3	A+	$253.5
17	Vaxcyte, Inc.	8.5		230,755	18,656		1.0	—	—	$6.4
18	Altos Labs, Inc.(7)	14.8		158,990	18,407		1.0	—	—	$—
19	Charles River Laboratories, Inc.	9.3		187,418	18,061		1.0	—	—	$8.6
20	Amgen Inc.	9.6		309,945	17,899		1.0	Baa1	BBB+	$175.8
	Total/weighted-average	10.0	(5)	9,649,780	$778,069		42.2%
Annual rental revenue and RSF include 100% of each property managed by us. Refer to “Annual rental revenue” and “Investment-grade or publicly traded large cap tenants”
under “Definitions and reconciliations” in Item 2 for additional details, including our methodologies of calculating annual rental revenue from unconsolidated real estate joint ventures and average market capitalization, respectively.
(1)Based on total annual rental revenue in effect as of June 30, 2026.
(2)Of the $56.2 million of annual rental revenue generated by this tenant, $27.0 million relates to a 232,902-RSF lease at our Alexandria Center® for Life Science – Waltham
Megacampus, which expires in the first quarter of 2027. This lease is included in the 1.4 million RSF of 2027 key lease expirations with expected downtime disclosed under
“Contractual lease expirations” in Item 2. We do not anticipate the tenant to renew its lease and are actively marketing the space.
(3)Eikon Therapeutics, Inc. is a public biotechnology company led by Roger Perlmutter, a biopharmaceutical executive who previously served as an executive vice president of Merck & Co., Inc. As of March 31, 2026, the company held $512 million in cash and marketable securities.
(4)Includes leases, which are not subject to annual appropriations, with governmental entities such as the NIH and the General Services Administration. Approximately 2% of
the annual rental revenue derived from our leases with the United States Government is cancellable prior to the lease expiration date.
(5)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) in our Mission Bay submarket owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue from our unconsolidated real estate joint ventures. Excluding these ground leases, the weighted-average remaining lease term for our top 20 tenants was 8.3 years as of June 30, 2026.
(6)Includes one lease at 100 Technology Square at Alexandria Technology Square® Megacampus in our Cambridge submarket aggregating 255,441 RSF, which generates annualized rental revenue of $21.0 million and expires in March 2028. We do not expect the tenant to renew the lease and are actively marketing the space for re-lease.
(7)Altos Labs, Inc. is a private biotechnology company led by Hal Barron, M.D., former Chief Scientific Officer and President, R&D at GlaxoSmithKline. Altos Labs launched with $3.0 billion in private funding in 2022, and is backed by a group of prominent investors.

Locations of properties
Our properties are strategically located in AAA life science and advanced technology innovation cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of June 30, 2026 in each of our markets in
North America (dollars in thousands, except per RSF amounts):

	RSF					Number of Properties	Annual Rental Revenue
Market	Operating	Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	9,500,175	566,673	1,201,425	11,268,273	29%	63	$699,694	38%	$88.73
San Diego	6,444,923	466,598	—	6,911,521	19	56	338,631	18	58.44
San Francisco Bay Area	5,861,540	212,657	84,157	6,158,354	16	51	307,239	17	70.78
Seattle	2,846,133	227,577	—	3,073,710	8	39	111,216	6	44.58
Maryland	3,676,755	—	—	3,676,755	9	47	151,419	8	45.79
Research Triangle	3,436,158	—	—	3,436,158	9	36	88,834	5	27.52
New York City	727,674	—	—	727,674	2	2	65,192	4	93.85
Texas	1,651,094	—	66,350	1,717,444	4	13	39,944	2	28.37
Non-cluster/other markets	170,429	—	—	170,429	—	6	5,679	—	61.58
Properties held for sale	1,718,335	—	—	1,718,335	4	23	38,554	2	29.71
	36,033,216	1,473,505	1,351,932	38,858,653	100%	336	$1,846,402	100%	$60.45
		2,825,437
Summary of occupancy percentages in North America
The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	6/30/26		3/31/26	6/30/25	6/30/26	3/31/26	6/30/25
Greater Boston	83.0%	(1)	83.8%	90.1%	73.7%	73.1%	76.7%
San Diego	89.9		88.4	94.8	89.9	88.4	94.8
San Francisco Bay Area	83.1	(2)	87.6	88.9	81.9	86.4	85.2
Seattle	87.7		87.8	90.3	87.7	87.8	90.3
Maryland	91.5		92.3	93.9	91.5	92.3	93.9
Research Triangle	93.9		93.8	92.8	93.9	93.8	92.8
New York City	95.5		95.8	88.9	95.5	95.8	88.9
Texas	85.3		81.8	82.1	82.0	78.7	78.9
Subtotal	87.1		87.8	91.0	83.8	84.0	86.3
Canada	N/A		N/A	90.7	N/A	N/A	85.8
Non-cluster/other markets	54.1		86.0	72.6	54.1	86.0	72.6
	86.9%	(3)	87.7%	90.8%	83.6%	84.1%	86.2%
(1)Decline in occupancy was primarily due to 159,947 RSF at our 3000 Minuteman Road redevelopment project in our Greater Boston market being placed back into operation following the execution of a lease with an advanced technology tenant during the three months ended June 30, 2026. The lease enables us to pivot a portion of the redevelopment project from future laboratory use to a lower-cost advanced technology use, reducing the project’s expected aggregate construction budget by approximately $80 million. We expect to deliver the 159,947 RSF of leased space in the second quarter of 2027 upon completion of building and tenant improvements.
(2)Decline in occupancy since March 31, 2026 was primarily attributable to previously disclosed key lease expirations with expected downtime, including 137,316 RSF of office space at Alexandria Stanford Life Science District, where we are evaluating a repositioning for advanced technology space, and 71,567 RSF across two properties in our Palo Alto and South San Francisco submarkets. Of the latter, we have re-leased 17,271 RSF, and are actively marketing the remaining space.
(3)Excludes leases aggregating 1.4 million RSF, or 4.0% of total operating RSF, executed as of June 30, 2026 and expected to be occupied upon completion of building and/or tenant improvements. The weighted-average expected occupancy date is approximately November 2026, with expected annual rental revenue of approximately
$69 million. We expect 64% of the total RSF to be occupied by December 31, 2026. These spaces are located primarily in the Greater Boston, San Diego, and San
Francisco Bay Area markets.

Investments in real estate
A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new
Class A/A+ properties, and property enhancements identified during the underwriting of certain acquired properties, primarily located in collaborative Megacampus ecosystems in AAA life science and advanced technology innovation clusters. These projects are focused on providing high-quality, generic, and reusable spaces that meet the real estate requirements of a wide range of tenants. Upon completion, each development or redevelopment project is expected to generate increases in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe may result in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value. Our pre-construction activities are undertaken in order to prepare the property for its intended use and include entitlements, permitting, design, site work, and other activities preceding commencement of construction of aboveground building improvements.
Our investments in real estate consisted of the following as of June 30, 2026 (dollars in thousands):

		Development and Redevelopment
		Under Construction
	Operating	2H26 Stabilization	2027–2028 Stabilization	Evaluating Business and Financial Strategy	Future	Subtotal		Total
Square footage
Operating	34,314,881	—	—	—	—	—		34,314,881
Future Class A/A+ development and redevelopment properties	—	174,662	1,258,004	1,392,771	19,372,303	22,197,740		22,197,740
Future development and redevelopment square feet currently included in rental properties(1)	—	—	—	—	(947,156)	(947,156)		(947,156)
Total square footage, excluding properties held for sale	34,314,881	174,662	1,258,004	1,392,771	18,425,147	21,250,584		55,565,465
Properties held for sale	1,718,335	—	—	—	2,013,925	2,013,925		3,732,260
Total square footage	36,033,216	174,662	1,258,004	1,392,771	20,439,072	23,264,509		59,297,725

Investments in real estate
Gross book value as of June 30, 2026(2)	$29,139,650	$201,882	$1,195,667	$1,319,039	$3,917,800	$6,634,388	(3)	$35,774,038
Properties held for sale	455,917	—	—	—	188,192	188,192		644,109
Total gross investment in real estate, excluding properties held for sale	$28,683,733	$201,882	$1,195,667	$1,319,039	$3,729,608	$6,446,196		$35,129,929

20%
17%

Development/ Redevelopment Under Construction
Land/Future Development
16%
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
(3)Our share of investment in our development and redevelopment pipeline as of June 30, 2026 is $6.17 billion.
(4)Excludes properties classified as held for sale. Land parcels classified as held for sale represented approximately 0.5% of total non-income-producing assets as of
June 30, 2026, compared with approximately 1% as of December 31, 2025 and 2024.

Dispositions, sales of partial interests, and other capital sources
The following table summarizes our 2026 sources of capital activity during the six months ended June 30, 2026 and through the date of this report, and projections for the remainder of 2026 (dollars in thousands):

			Interest Sold	Square Footage			Capitalization Rate (Cash Basis)	Price (Our Share)
Property	Submarket/Market	Date of Transaction		Operating	Future Development	Capitalization Rate
Completed during the three and six months ended June 30, 2026								$7,350

Completed in July 2026:
Land:
3825 and 3875 Fabian Way(1)	Palo Alto/San Francisco Bay Area	7/14/26	100%	228,000	250,000	N/A		163,000
Total completed 2026 dispositions as of August 3, 2026								170,350
Our share of pending dispositions and sales of partial interests subject to non-refundable deposits, signed letters of intent, and/or purchase and sale agreement negotiations								1,158,626
								1,328,976
Dispositions, sales of partial interests, and other capital sources in process								1,100,000
Multiple alternatives under evaluation								471,024
								$2,900,000

2026 guidance range for dispositions, sales of partial interests, and other capital sources(2)							$2,100,000 – $3,700,000
Midpoint								$2,900,000
Weighted-average projected completion date of 2026 dispositions, sales of partial interests, and other capital sources								September 2026

(1)Represents one future development project aggregating 250,000 SF at 3825 Fabian Way and one operating building aggregating 228,000 RSF at 3875 Fabian Way in our Palo Alto submarket. These assets were acquired in 2019 with the intent to develop them for life science use. However, due to the project’s macroeconomic outlook, the assets no longer aligned with our strategy and were sold to a residential developer. Based on the annualized results for the three months ended June 30, 2026, the assets generated approximately $6.2 million of annual net operating income.
(2)For the year ending December 31, 2026, we may utilize multiple sources of capital, including land and non-core dispositions, sales of partial interests, and other capital sources, to fund (i) construction focused on highly leased developments and lease-up of vacant space, and (ii) repayment of senior unsecured debt sufficient to achieve our net debt and preferred stock to Adjusted EBITDA – 4Q26 annualized target of 5.6x to 6.2x. We continue to evaluate available alternatives and expect to execute on varied cost-efficient sources of capital under prevailing market conditions. We do not anticipate the issuance of any common equity during the year ending December 31, 2026.

New Class A/A+ development and redevelopment properties
INCREMENTAL ANNUAL NET OPERATING INCOME
GROWTH EXPECTED FROM ALEXANDRIA’S
DEVELOPMENT AND REDEVELOPMENT DELIVERIES

Placed Into Service	Near-Term Deliveries	Intermediate-Term Deliveries
1H26	Projected Stabilization: 2H26	Projected Stabilization:	2027–2028

$58M	$42M	$93M

91% Occupied	84% Leased/Negotiating	68% Leased/Negotiating
532,219 RSF	174,662 RSF	1.3 million RSF
(2)
(3)
(1)
(4)
(5)
For the definition of “Net operating income” and a reconciliation from the most directly comparable GAAP measure, refer to the “Definitions and reconciliations” in Item 2.
(1)Excludes future incremental annual net operating income from spaces placed into service that were vacant and/or unleased at delivery.
(2)Includes expected partial deliveries through 2026 from projects expected to stabilize in 2027-2028, including speculative future leasing that is not yet fully committed. Our share of incremental annual net operating income from projects expected to be placed into service primarily commencing through 2026 is projected to be $42 million. Refer to the initial and stabilized occupancy years under “New Class A/A+ development and redevelopment properties:
under construction” in Item 2 for additional details.
(3)Our share of incremental annual net operating income from projects expected to stabilize in 2027-2028 is projected to be $59 million.
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
1H26 Deliveries Aggregated $58 million

99 Coolidge Avenue	4135 Campus Point Court	10075 Barnes Canyon Road	8800 Technology Forest Place
Greater Boston/ Cambridge/Inner Suburbs	San Diego/ University Town Center	San Diego/Sorrento Mesa	Texas/Greater Houston
146,147 RSF	426,927 RSF	253,079 RSF	57,042 RSF
100% Occupancy	100% Occupancy	80% Occupancy	100% Occupancy

The following table presents development and redevelopment of new Class A/A+ projects placed into service during the six months ended June 30, 2026 (dollars in thousands):

Property/Market/Submarket	2Q26 Delivery Date(1)	Our Ownership Interest	RSF Placed in Service					Occupancy Percentage(2)	Total Project		Unlevered Yields
			Prior to 1/1/26	1Q26		2Q26	Total				Initial Stabilized	Initial Stabilized (Cash Basis)
									RSF	Investment
Development projects
99 Coolidge Avenue/Greater Boston/Cambridge/Inner Suburbs	N/A	100%	129,413	16,734		—	146,147	100%	320,809	$444,000	6.0%	6.8%
4135 Campus Point Court/San Diego/University Town Center	6/1/26	58.2%	—	—		426,927	426,927	100%	426,927	524,000	10.8	6.2
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	N/A	50.0%	171,469	81,610	(3)	—	253,079	80%	253,079	314,000	5.5	5.7

Redevelopment projects
8800 Technology Forest Place/Texas/Greater Houston	N/A	100%	50,094	6,948		—	57,042	100%	123,392	112,000	6.3	6.0
Weighted average/total	6/1/26		350,976	105,292		426,927	883,195		1,124,207	$1,394,000	7.7%	6.3%

(1)Represents the average delivery date for deliveries that occurred during the three months ended June 30, 2026, weighted by annual rental revenue.
(2)Occupancy reflects total operating RSF placed in service as of each respective delivery date when the space was placed into service. Subsequent occupancy changes are not reflected.
(3)Includes 50,531 RSF that were vacant and/or unleased at delivery.

New Class A/A+ development and redevelopment properties: under construction

99 Coolidge Avenue	50 and 60 Sylvan Road(1)	10200 Campus Point Drive
Greater Boston/ Cambridge/Inner Suburbs	Greater Boston/Route 128	San Diego/ University Town Center
174,662 RSF	267,015 RSF	466,598 RSF
84% Leased/Negotiating	74% Leased/Negotiating	100% Leased

1450 Owens Street	269 East Grand Avenue	701 Dexter Avenue North
San Francisco Bay Area/ Mission Bay	San Francisco Bay Area/ South San Francisco	Seattle/Lake Union
212,657 RSF	84,157 RSF	227,577 RSF
51% Leased/Negotiating	40% Leased/Negotiating	23% Leased/Negotiating

(1)Image represents 60 Sylvan Road on the Alexandria Center® for Life Science – Waltham Megacampus. The project is expected to capture demand in our Route 128 submarket.

New Class A/A+ development and redevelopment properties: under construction (continued)
96% of Development and Redevelopment RSF Under Construction
Is Within our Megacampus Ecosystem
The following tables set forth a summary of our new Class A/A+ development and redevelopment properties under construction as of June 30, 2026 (dollars in thousands):

Property	Market/Submarket		Square Footage				Percentage		Occupancy(1)
		Dev/ Redev	In Service	CIP	Total		Leased	Leased/ Negotiating	Initial	Stabilized
Under construction
2H26 stabilization
99 Coolidge Avenue	Greater Boston/Cambridge/Inner Suburbs	Dev	146,147	174,662	320,809		84%	84%	4Q23	4Q26

2027–2028 stabilization
50 and 60 Sylvan Road	Greater Boston/Route 128	Redev	—	267,015	267,015		74	74	4Q26	2027
10200 Campus Point Drive(2)	San Diego/University Town Center	Dev	—	466,598	466,598		100	100	2028	2028
1450 Owens Street	San Francisco Bay Area/Mission Bay	Dev	—	212,657	212,657		51	51	2027	2027
269 East Grand Avenue	San Francisco Bay Area/South San Francisco	Redev	—	84,157	84,157		40	40	2H26	2027
701 Dexter Avenue North	Seattle/Lake Union	Dev	—	227,577	227,577		23	23	3Q26	2027
			—	1,258,004	1,258,004		68	68
Total			146,147	1,432,666	1,578,813		71%	71%

Evaluating business and financial strategy; earliest potential lab delivery in 2028(3)
311 Arsenal Street	Greater Boston/Cambridge/Inner Suburbs	Redev	56,904	333,758	390,662		16%	44%
421 Park Drive	Greater Boston/Fenway	Dev	—	392,011	392,011		—	—
40 Sylvan Road	Greater Boston/Route 128	Redev	—	329,049	329,049		—	—
3000 Minuteman Road	Greater Boston/Other	Redev	—	271,603	271,603	(4)	—	—
8800 Technology Forest Place	Texas/Greater Houston	Redev	57,042	66,350	123,392		46	46
			113,946	1,392,771	1,506,717		8%	15%
(1)Initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy. Multi-tenant projects may increase in occupancy over time.
(2)Represents a single-tenant project that expands the existing Campus Point by Alexandria Megacampus, where we currently have a 58.2% ownership interest. The project is fully leased to Novartis AG that currently occupies one building within the Megacampus aggregating 52,853 RSF, that generated annual rental revenue of $4.1 million as of June 30, 2026. The tenant is expected to vacate this building during 2028. We expect to fund the majority of future construction costs at the Megacampus until our ownership interest increases to 75%, after which future capital would be contributed pro rata with our joint venture partner.
(3)We are evaluating multiple options, including whether to continue construction of laboratory improvements, pause construction, pursue lower-investment construction alternatives (including a pivot to advanced technology use), or pursue a disposition, based upon future leasing interest. Under a lower-investment scenario, we would expect lower rent and tenant improvement requirements, and we would evaluate whether all or a portion of the property would be placed back into operation. If we elect to continue to pursue construction of laboratory improvements for these projects, the earliest deliveries of these projects are in 2028.
(4)The decrease from 431,550 RSF as of March 31, 2026 to 271,603 RSF as of June 30, 2026 for this project reflects 159,947 RSF being placed back into operation from redevelopment following the execution of a lease with an advanced technology tenant, enabling a pivot of redevelopment strategy from future laboratory use to advanced technology use. As of June 30, 2026, the 159,947 RSF of leased space remains vacant within our operating pool and is expected to be delivered in the second quarter of 2027 upon completion of building and tenant improvements.

New Class A/A+ development and redevelopment properties: under construction (continued)

		Our Ownership Interest	At 100%						Unlevered Yields
Property	Market/Submarket		In Service	CIP	Cost to Complete		Total at Completion		Initial Stabilized	Initial Stabilized (Cash Basis)

Under construction
2H26 stabilization with 84% leased/negotiating
99 Coolidge Avenue	Greater Boston/Cambridge/Inner Suburbs	100%	$203,414	$201,882	$38,704		$444,000		6.0%	6.8%

2027–2028 stabilization with 68% leased/negotiating(1)
50 and 60 Sylvan Road	Greater Boston/Route 128	100%	—	373,082	TBD
10200 Campus Point Drive(2)	San Diego/University Town Center	58.2%	—	87,875	572,125		660,000		7.3%	6.5%
1450 Owens Street	San Francisco Bay Area/Mission Bay	25.0%	—	257,055	TBD
269 East Grand Avenue	San Francisco Bay Area/South San Francisco	100%	—	143,100
701 Dexter Avenue North	Seattle/Lake Union	100%	—	334,555
			—	1,195,667
Total			$203,414	$1,397,549	$860,000	(3)	$2,460,000	(3)

Our share of investment(3)(4)			$200,000	$1,170,000	$560,000		$1,930,000

Evaluating business and financial strategy; earliest potential lab delivery in 2028(5)
311 Arsenal Street	Greater Boston/Cambridge/Inner Suburbs	100%	$28,100	$318,772	TBD
421 Park Drive	Greater Boston/Fenway	100%	—	629,367
40 Sylvan Road	Greater Boston/Route 128	100%	—	233,255
3000 Minuteman Road	Greater Boston/Other	100%	—	95,534
8800 Technology Forest Place	Texas/Greater Houston	100%	65,588	42,111
			$93,688	$1,319,039
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

New Class A/A+ development and redevelopment properties: summary of pipeline
79% of Our Total Development and Redevelopment Pipeline RSF
Is Within Our Megacampus Ecosystems
The following table summarizes the key information for all our development and redevelopment projects in North America as of June 30, 2026 (dollars in thousands):

Market Property	Submarket	Our Ownership Interest	Book Value	Development and Redevelopment Square Footage
				Under Construction	Future	Total(1)

Greater Boston
Megacampus: The Arsenal on the Charles	Cambridge/Inner Suburbs	100%	$331,654	333,758	34,157	367,915
311 Arsenal Street
Megacampus: 480 Arsenal Way and 446, 458, and 500 Arsenal Street, and 99 Coolidge Avenue	Cambridge/Inner Suburbs	100%	226,573	174,662	560,000	734,662
446, 458, and 500 Arsenal Street, and 99 Coolidge Avenue
Megacampus: Alexandria Center® for Life Science – Fenway	Fenway	100%	629,367	392,011	—	392,011
421 Park Drive
Megacampus: Alexandria Center® for Life Science – Waltham	Route 128	100%	673,010	596,064	515,000	1,111,064
40, 50, and 60 Sylvan Road, and 35 Gatehouse Drive
Megacampus: 30, 200, and 3000 Minuteman Road	Other	100%	113,619	271,603	350,000	621,603
3000 Minuteman Road
Megacampus: Alexandria Center® at Kendall Square	Cambridge	100%	49,411	—	174,500	174,500
100 Edwin H. Land Boulevard
Megacampus: Alexandria Technology Square®	Cambridge	100%	8,982	—	100,000	100,000
10 Necco Street	Seaport Innovation District	100%	107,225	—	175,000	175,000
215 Presidential Way	Route 128	100%	6,816	—	112,000	112,000
Other development and redevelopment projects		100%	167,700	—	740,000	740,000
			$2,314,357	1,768,098	2,760,657	4,528,755
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

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property	Submarket	Our Ownership Interest		Book Value	Development and Redevelopment Square Footage
					Under Construction	Future	Total(1)

San Diego
Megacampus: Campus Point by Alexandria	University Town Center	58.2%	(2)	$265,441	466,598	866,816	1,333,414
10010(3), 10140(3), and 10200 Campus Point Drive and 4165, 4224, and 4275(3) Campus Point Court
11255 and 11355 North Torrey Pines Road	Torrey Pines	100%		166,000	—	215,000	215,000
Megacampus: One Alexandria Square	Torrey Pines	100%		69,959	—	125,280	125,280
10975 and 10995 Torreyana Road
Megacampus: 5200 Illumina Way	University Town Center	51.0%		17,940	—	451,832	451,832
9625 Towne Centre Drive	University Town Center	30.0%		852	—	100,000	100,000
Megacampus: Sequence District by Alexandria	Sorrento Mesa	100%		50,290	—	1,661,915	1,661,915
6290, 6310, 6340, 6350, and 6450 Sequence Drive
Megacampus: SD Tech by Alexandria	Sorrento Mesa	50.0%		136,170	—	493,845	493,845
9805 Scranton Road and 10065 Barnes Canyon Road
Other development and redevelopment projects		(4)		—	—	50,000	50,000
				706,652	466,598	3,964,688	4,431,286
San Francisco Bay Area
Megacampus: Alexandria Center® for Science and Technology – Mission Bay	Mission Bay	25.0%		$257,055	212,657	—	212,657
1450 Owens Street
Megacampus: Alexandria Center® for Advanced Technologies – South San Francisco	South San Francisco	100%		149,755	84,157	90,000	174,157
211(4) and 269 East Grand Avenue
Megacampus: Alexandria Center® for Advanced Technologies – Tanforan	South San Francisco	100%		462,052	—	1,930,000	1,930,000
1122, 1150, and 1178 El Camino Real
Alexandria Center® for Life Science – Millbrae	South San Francisco	48.6%		164,583	—	348,401	348,401
201 and 231 Adrian Road and 30 Rollins Road
Megacampus: Alexandria Center® for Life Science – San Carlos	San Carlos	100%		503,588	—	1,497,830	1,497,830
960 Industrial Road, 987 and 1075 Commercial Street, and 888 Bransten Road
2100, 2200, 2300, and 2400 Geng Road	Palo Alto	100%		130,290	—	240,000	240,000
				$1,667,323	296,814	4,106,231	4,403,045
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
(2)The noncontrolling interest share of our real estate joint venture partner is anticipated to decrease to 25%, as we expect to fund the majority of future construction costs at the campus until our ownership interest increases to 75%, after which future capital would be contributed pro rata with our partner.
(3)We have a 100% interest in this property.
(4)Includes a property in which we own a partial interest through a real estate joint venture. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional details.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property	Submarket	Our Ownership Interest	Book Value	Development and Redevelopment Square Footage
				Under Construction	Future		Total(1)

Seattle
Megacampus: Alexandria Center® for Advanced Technologies – South Lake Union	Lake Union	(2)	$634,437	227,577	1,057,400		1,284,977
601 and 701 Dexter Avenue North and 800 Mercer Street
1010 4th Avenue South	SoDo	100%	64,266	—	544,825		544,825
410 West Harrison Street	Elliott Bay	100%	26,141	—	91,000		91,000
Megacampus: Alexandria Center® for Advanced Technologies – Canyon Park	Bothell	100%	20,823	—	230,000		230,000
21660 20th Avenue Southeast
Other development and redevelopment projects		100%	159,938	—	706,087		706,087
			905,605	227,577	2,629,312		2,856,889
Maryland
Megacampus: Alexandria Center® for Life Science – Shady Grove	Rockville	100%	30,138	—	296,000		296,000
9830 Darnestown Road
			30,138	—	296,000		296,000
Research Triangle
Megacampus: Alexandria Center® for Life Science – Durham	Research Triangle	100%	169,483	—	2,060,000		2,060,000
Megacampus: Alexandria Center® for Advanced Technologies and AgTech – Research Triangle	Research Triangle	100%	116,137	—	1,170,000		1,170,000
4 and 12 Davis Drive
Megacampus: Alexandria Center® for Sustainable Technologies	Research Triangle	100%	57,622	—	750,000		750,000
120 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive
Other development and redevelopment projects		100%	1,647	—	25,000		25,000
			344,889	—	4,005,000		4,005,000
New York City
Megacampus: Alexandria Center® for Life Science – New York City	New York City	100%	182,969	—	550,000	(3)	550,000
			$182,969	—	550,000		550,000
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
(2)We have a 100% interest in 601 and 701 Dexter Avenue North aggregating 415,977 RSF and a 60.0% interest in the future development project at 800 Mercer Street aggregating 869,000 RSF.
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
unaudited consolidated financial statements for additional information.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property	Submarket	Our Ownership Interest	Book Value		Development and Redevelopment Square Footage
					Under Construction	Future	Total(1)

Texas
Alexandria Center® for Advanced Technologies at The Woodlands	Greater Houston	100%	$45,211		66,350	116,405	182,755
8800 Technology Forest Place
1001 Trinity Street and 1020 Red River Street	Austin	100%	140,035		—	250,010	250,010
Other development and redevelopment projects		100%	61,513		—	344,000	344,000
			246,759		66,350	710,415	776,765
Other development and redevelopment projects		100%	47,504		—	350,000	350,000
Total pipeline as of June 30, 2026, excluding properties held for sale			6,446,196		2,825,437	19,372,303	22,197,740
Properties held for sale			188,192		—	2,013,925	2,013,925
Total pipeline as of June 30, 2026			$6,634,388	(2)	2,825,437	21,386,228	24,211,665
Refer to “Megacampus” under “Definitions and reconciliations” in Item 2 for additional information.
(1)Total square footage includes 947,156 RSF of buildings currently in operation that we expect to demolish or redevelop and commence future construction subject to market conditions and leasing. Refer to “Investments in real estate” under
“Definitions and reconciliations” in Item 2 for additional information, including development and redevelopment square feet currently included in rental properties.
(2)Includes $2.72 billion of projects that are currently under construction.

Results of operations
Same properties
We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as “Same Properties.” For additional information on the determination of our Same Properties portfolio, refer to
“Same property comparisons” under “Definitions and reconciliations” in Item 2. The following table presents information regarding our
Same Properties for the three and six months ended June 30, 2026:

	June 30, 2026
	Three Months Ended		Six Months Ended
Percentage change in net operating income over comparable period from prior year	(10.6)%	(1)	(11.5)%	(1)
Percentage change in net operating income (cash basis) over comparable period from prior year	(8.6)%	(1)	(11.2)%	(1)
Operating margin	68%		66%
Number of Same Properties	289		288
RSF	31,733,905		31,448,559
Occupancy – current-period average	87.1%		88.2%
Occupancy – same-period prior-year average	92.6%		93.5%
(1)The decline was due to a decrease in same property occupancy, primarily driven by previously disclosed key lease expirations with expected downtime aggregating
657,492 RSF during the three months ended March 31, 2026 and 260,888 RSF during the three months ended June 30, 2026, with weighted-average lease expiration dates of January 2026 and April 2026, respectively.
The following table reconciles the number of Same Properties to total properties for the six months ended June 30, 2026:

Development and redevelopment – under construction	Properties
99 Coolidge Avenue	1
1450 Owens Street	1
421 Park Drive	1
701 Dexter Avenue North	1
10200 Campus Point Drive	1
40, 50, and 60 Sylvan Road	3
269 East Grand Avenue	1
8800 Technology Forest Place	1
311 Arsenal Street	1
3000 Minuteman Road	1
12
Development – placed into service after January 1, 2025
230 Harriet Tubman Way	1
500 North Beacon Street and 4 Kingsbury Avenue	2
10935, 10945, and 10955 Alexandria Way	3
10075 Barnes Canyon Road	1
4135 Campus Point Court	1
8
Acquisitions after January 1, 2025
Other	2
2
Unconsolidated real estate JVs	3
Properties held for sale	23
Total properties excluded from Same Properties	48
Same Properties	288
Total properties as of June 30, 2026	336

Comparison of results for the three months ended June 30, 2026 to the three months ended June 30, 2025
The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same
Properties for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 (dollars in thousands). Refer to “Definitions and reconciliations” in Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
Income from rentals:
Same Properties	$434,779	$477,026	$(42,247)	(8.9)%
Non-Same Properties	51,810	76,351	(24,541)	(32.1)
Rental revenues	486,589	553,377	(66,788)	(12.1)

Same Properties	148,483	166,400	(17,917)	(10.8)
Non-Same Properties	8,138	17,502	(9,364)	(53.5)
Tenant recoveries	156,621	183,902	(27,281)	(14.8)

Income from rentals	643,210	737,279	(94,069)	(12.8)

Same Properties	—	—	—	—
Non-Same Properties	19,574	24,761	(5,187)	(20.9)
Other income	19,574	24,761	(5,187)	(20.9)

Same Properties	583,262	643,426	(60,164)	(9.4)
Non-Same Properties	79,522	118,614	(39,092)	(33.0)
Total revenues	662,784	762,040	(99,256)	(13.0)

Same Properties	187,351	200,594	(13,243)	(6.6)
Non-Same Properties	19,985	23,839	(3,854)	(16.2)
Rental operations	207,336	224,433	(17,097)	(7.6)

Same Properties	395,911	442,832	(46,921)	(10.6)
Non-Same Properties	59,537	94,775	(35,238)	(37.2)
Net operating income	$455,448	$537,607	$(82,159)	(15.3)%

Net operating income – Same Properties	$395,911	$442,832	$(46,921)	(10.6)%
Straight-line rent revenue	(5,138)	(18,773)	13,635	(72.6)
Amortization of acquired below-market leases and deferred revenue related to tenant-funded and -built landlord improvements	(12,915)	(10,731)	(2,184)	20.4
Net operating income – Same Properties (cash basis)	$377,858	$413,328	$(35,470)	(8.6)%

Income from rentals
Total income from rentals for the three months ended June 30, 2026 decreased by $94.1 million, or 12.8%, to $643.2 million, compared to $737.3 million for the three months ended June 30, 2025. The decrease was primarily attributable to the factors discussed below.
Rental revenues
Total rental revenues for the three months ended June 30, 2026 decreased by $66.8 million, or 12.1%, to $486.6 million, compared to $553.4 million for the three months ended June 30, 2025. The decrease was primarily attributable to the factors discussed below.
Same Properties’ rental revenues for the three months ended June 30, 2026 decreased by $42.2 million, or 8.9%, to
$434.8 million, compared to $477.0 million for the three months ended June 30, 2025. This decrease is primarily attributable to a decrease in Same Properties’ average occupancy to 87.1% for the three months ended June 30, 2026 from 92.6% for the three months ended June 30, 2025, and reflects the impact of previously disclosed key lease expirations aggregating 657,492 RSF during the three months ended March 31, 2026 and 260,888 RSF during the three months ended June 30, 2026, with weighted-average lease expiration dates of January 2026 and April 2026, respectively.
Non-Same Properties’ rental revenues for the three months ended June 30, 2026 decreased by $24.5 million, or 32.1%, to
$51.8 million, compared to $76.4 million for the three months ended June 30, 2025, primarily due to the real estate dispositions completed after April 1, 2025.
Tenant recoveries
Tenant recoveries for the three months ended June 30, 2026 decreased by $27.3 million, or 14.8%, to $156.6 million, compared to $183.9 million for the three months ended June 30, 2025.
Same Properties’ tenant recoveries for the three months ended June 30, 2026 decreased by $17.9 million, or 10.8%, to
$148.5 million compared to $166.4 million for the three months ended June 30, 2025, primarily due to the decrease in Same Property occupancy to 87.1% as of June 30, 2026, from 92.6% as of June 30, 2025, which reduced the proportion of expenses recoverable from tenants. As of June 30, 2026, 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses
(including increases thereto) in addition to base rent.
Non-Same Properties’ tenant recoveries for the three months ended June 30, 2026 decreased by $9.4 million, or 53.5%, to
$8.1 million compared to $17.5 million for the three months ended June 30, 2025, primarily due to the dispositions of real estate since
April 1, 2025.
Rental operations
Total rental operating expenses for the three months ended June 30, 2026 decreased by $17.1 million, or 7.6%, to
$207.3 million, compared to $224.4 million for the three months ended June 30, 2025.
Same Properties’ rental operating expenses decreased by $13.2 million, or 6.6%, to $187.4 million during the three months ended June 30, 2026, compared to $200.6 million for the three months ended June 30, 2025, primarily due to lower occupancy described above including: (i) $8.2 million lower repairs and maintenance costs, and (ii) $3.5 million decrease in contract services expenses primarily in the Greater Boston, San Diego, and San Francisco Bay Area markets, as well as (iii) $1.6 million decrease in property insurance premiums due to lower rates under our new insurance policy.
Non-Same Properties’ rental operating expenses decreased by $3.9 million primarily due to real estate dispositions completed since April 1, 2025.

General and administrative expenses
General and administrative expenses for the three months ended June 30, 2026 increased by $7.7 million, or 26.5%, to
$36.9 million, compared to $29.1 million for the three months ended June 30, 2025. The increase primarily reflects the timing of the restructuring of compensation plans and other cost-control and efficiency initiatives during the three months ended June 30, 2025.
Notwithstanding this increase compared to the three months ended June 30, 2025, general and administrative expenses for the three months ended June 30, 2026 decreased by $7.8 million, or 17.4%, compared to $44.6 million for the three months ended
June 30, 2024. The decrease relative to 2024 reflects the continued benefit from cost-efficiency initiatives implemented in prior years.
The increase relative to 2025 primarily reflects the expected return of a portion of the cost reductions achieved in 2025 that were temporary in nature, while approximately half of the cost reductions achieved in 2025 have continued into 2026 and are expected to continue through the remainder of 2026. We continue to expect approximately $76 million of cumulative general and administrative expense savings in 2025 and 2026 compared to 2024 based on the midpoint of our 2026 guidance range.
As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended
June 30, 2026 and 2025 were 6.6% and 6.3%, respectively.
Depreciation and amortization
Depreciation and amortization expense for the three months ended June 30, 2026 decreased by $41.7 million, or 12.1%, to
$304.4 million, compared to $346.1 million for the three months ended June 30, 2025. The decrease was primarily a result of real estate dispositions since April 1, 2025.
Impairment of real estate
During the three months ended June 30, 2026, we recognized impairment charges aggregating $222.5 million, classified in impairment of real estate in our consolidated statement of operations. For additional information, refer to “Sales of real estate assets and impairment of real estate” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1.
During the three months ended June 30, 2025, we recognized real estate impairment charges aggregating $129.6 million, primarily related to three operating properties in our San Diego market and land parcels in our non-cluster market that met the criteria for classification as held for sale.
Interest expense
Interest expense for the three months ended June 30, 2026 and 2025 consisted of the following (dollars in thousands):

	Three Months Ended June 30,
Component	2026	2025	Change
Gross interest	$138,059	$137,719	$340
Capitalized interest	(73,717)	(82,423)	8,706
Interest expense	$64,342	$55,296	$9,046

Average debt balance outstanding(1)	$12,939,811	$13,269,046	$(329,235)
Weighted-average annual interest rate(2)	4.3%	4.2%	0.1%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the three months ended June 30, 2026, compared to the three months ended June
30, 2025, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$750 million of unsecured senior notes payable due 2036	5.41%	February 2026	$9,892
Higher average outstanding balances under commercial paper program and/or unsecured senior line of credit			12,573
Total increases			22,465
Decreases in interest incurred due to:
Repayments of debt:
$300 million of unsecured senior notes payable due 2026	4.50%	January 2026	(3,260)
$350 million of unsecured senior notes payable due 2026	3.96%	April 2026	(2,815)
$600 million of unsecured senior notes payable due 2025	3.62%	April 2025	(1,686)
Secured notes payable	7.18%	August 2025	(2,708)
Partial repurchases of debt:
Repaid $525 million of $1.0 billion of unsecured senior notes payable due 2052	3.70%	February 2026	(4,666)
Repaid $498 million of $850 million of unsecured senior notes payable due 2051	3.16%	February 2026	(3,743)
Repaid $309 million of $700 million of unsecured senior notes payable due 2050	3.95%	February 2026	(3,051)
Other decrease in interest			(196)
Total decreases			(22,125)
Change in gross interest			340
Decrease in capitalized interest			8,706
Total change in interest expense			$9,046

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
Investment income (losses)
During the three months ended June 30, 2026, we recognized investment income aggregating $133.2 million, which consisted of $10.3 million of realized gains, $131.9 million of unrealized gains, and $9.0 million of impairment charges.
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
Other comprehensive loss
Total other comprehensive loss for the three months ended June 30, 2026 aggregating $2.1 million included $6.8 million of foreign currency translation losses related to our operations in Canada, resulting from the weakening of the Canadian dollar relative to the U.S. dollar during this period, partially offset by $4.7 million of unrealized gains related to the change in the fair value of our cross-
currency swap agreements. Refer to Note 11 – “Hedge Agreements” to our unaudited consolidated financial statements in Item 1 for additional information.
Total other comprehensive income of $18.8 million for the three months ended June 30, 2025 is primarily due to unrealized foreign currency translation gains related to our operations in Canada.

Comparison of results for the six months ended June 30, 2026 to the six months ended June 30, 2025
The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same
Properties for the six months ended June 30, 2026, compared to the six months ended June 30, 2025 (dollars in thousands). Refer to
“Definitions and reconciliations” in Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
Income from rentals:
Same Properties	$855,554	$940,034	$(84,480)	(9.0%)
Non-Same Properties	105,821	165,455	(59,634)	(36.0)
Rental revenues	961,375	1,105,489	(144,114)	(13.0)

Same Properties	312,684	327,564	(14,880)	(4.5)
Non-Same Properties	22,164	47,401	(25,237)	(53.2)
Tenant recoveries	334,848	374,965	(40,117)	(10.7)

Income from rentals	1,296,223	1,480,454	(184,231)	(12.4)

Same Properties	—	—	—	—
Non-Same Properties	37,583	39,744	(2,161)	(5.4)
Other income	37,583	39,744	(2,161)	(5.4)

Same Properties	1,168,238	1,267,598	(99,360)	(7.8)
Non-Same Properties	165,568	252,600	(87,032)	(34.5)
Total revenues	1,333,806	1,520,198	(186,392)	(12.3)

Same Properties	395,913	394,692	1,221	0.3
Non-Same Properties	35,565	56,136	(20,571)	(36.6)
Rental operations	431,478	450,828	(19,350)	(4.3)

Same Properties	772,325	872,906	(100,581)	(11.5)
Non-Same Properties	130,003	196,464	(66,461)	(33.8)
Net operating income	$902,328	$1,069,370	$(167,042)	(15.6%)

Net operating income – Same Properties	$772,325	$872,906	$(100,581)	(11.5%)
Straight-line rent revenue	(16,624)	(26,420)	9,796	(37.1)
Amortization of acquired below-market leases and deferred revenue related to tenant-funded and -built landlord improvements	(22,677)	(20,999)	(1,678)	8.0
Net operating income – Same Properties (cash basis)	$733,024	$825,487	$(92,463)	(11.2%)

Income from rentals
Total income from rentals for the six months ended June 30, 2026 decreased by $184.2 million, or 12.4%, to $1.30 billion, compared to $1.48 billion for the six months ended June 30, 2025, due to a decrease in rental revenues, as discussed below.
Rental revenues
Total rental revenues for the six months ended June 30, 2026 decreased by $144.1 million, or 13.0%, to $1.0 billion, compared to $1.11 billion for the six months ended June 30, 2025. The decrease was primarily attributable to the factors discussed below.
Same Properties’ rental revenues for the six months ended June 30, 2026 decreased by $84.5 million, or 9.0%, to
$855.6 million, compared to $940.0 million for the six months ended June 30, 2025. This decrease primarily reflects a decrease in
Same Properties’ average occupancy to 88.2% for the six months ended June 30, 2026 from 93.5% for the six months ended June 30,
2025, primarily driven by previously disclosed key lease expirations aggregating 657,492 RSF during the three months ended March
31, 2026 and 260,888 RSF during the three months ended June 30, 2026, with weighted-average lease expiration dates of January
2026 and April 2026, respectively.
Non-Same Properties’ rental revenues for the six months ended June 30, 2026 decreased by $59.6 million, or 36.0%, to
$105.8 million, compared to $165.5 million for the six months ended June 30, 2025, primarily due to the dispositions of real estate since
January 1, 2025.
Tenant recoveries
Tenant recoveries for the six months ended June 30, 2026 decreased by $40.1 million, or 10.7%, to $334.8 million, compared to $375.0 million for the six months ended June 30, 2025.
Same Properties’ tenant recoveries for the six months ended June 30, 2026 decreased by $14.9 million, or 4.5%, to
$312.7 million, compared to $327.6 million for the six months ended June 30, 2025. The decrease described above in Same Properties’
tenant recoveries resulted from a decrease in Same Properties’ average occupancy. As of June 30, 2026, 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.
Non-Same Properties’ tenant recoveries for the six months ended June 30, 2026 decreased by $25.2 million, or 53.2%, to
$22.2 million, compared to $47.4 million for the six months ended June 30, 2025, primarily due to the dispositions of real estate since
January 1, 2025.
Rental operations
Total rental operating expenses for the six months ended June 30, 2026 decreased by $19.4 million, or 4.3%, to $431.5 million, compared to $450.8 million for the six months ended June 30, 2025. This was primarily due to a decrease in Non-Same Properties’
rental operating expenses of $20.6 million primarily as a result of dispositions of real estate assets since January 1, 2025.
General and administrative expenses
General and administrative expenses for the six months ended June 30, 2026 increased by $11.7 million, or 19.6%, to
$71.5 million, compared to $59.8 million for the six months ended June 30, 2025. The increase primarily reflects the timing of the restructuring of compensation plans and other cost-control and efficiency initiatives during the six months ended June 30, 2025.
Notwithstanding this increase compared to the six months ended June 30, 2025, general and administrative expenses for the six months ended June 30, 2026 decreased by $20.1 million, or 22%, compared to $91.7 million for the six months ended June 30,
2024. The decrease relative to 2024 reflects the continued benefit from cost-efficiency initiatives implemented in prior years. The increase relative to 2025 primarily reflects the expected return of a portion of the cost reductions achieved in 2025 that were temporary in nature, while approximately half of the cost reductions achieved in 2025 have continued into 2026 and are expected to continue through the remainder of 2026. We continue to expect approximately $76 million of cumulative general and administrative expense savings in 2025 and 2026 compared to 2024 based on the midpoint of our 2026 guidance range.
As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended
June 30, 2026 and 2025 were 6.6% and 6.3%, respectively.
Depreciation and amortization
Depreciation and amortization expense for the six months ended June 30, 2026 decreased by $78.4 million, or 11.4%, to
$609.8 million, compared to $688.2 million for the six months ended June 30, 2025. The decrease was primarily a result of real estate dispositions since January 1, 2025.

Impairment of real estate
During the six months ended June 30, 2026, we recognized impairment charges aggregating $228.0 million, classified in impairment of real estate in our consolidated statement of operations. For additional information, refer to “Sales of real estate assets and impairment of real estate” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1.
During the six months ended June 30, 2025, we recognized real estate impairment charges aggregating $161.8 million, which primarily related to (i) a ground lease entered into in 2021 for a future development site in our San Francisco Bay Area market and (ii)
three operating properties in our San Diego market and land parcels in our non-cluster market that met the criteria for classification as held for sale.
Interest expense
Interest expense for the six months ended June 30, 2026 and 2025 consisted of the following (dollars in thousands):

	Six Months Ended June 30,
Component	2026	2025	Change
Gross interest	$272,616	$268,660	$3,956
Capitalized interest	(143,690)	(162,488)	18,798
Interest expense	$128,926	$106,172	$22,754

Average debt balance outstanding(1)	$12,977,608	$13,035,595	$(57,987)
Weighted-average annual interest rate(2)	4.2%	4.1%	0.1%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.
The net change in interest expense during the six months ended June 30, 2026, compared to the six months ended June 30,
2025, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$750 million of unsecured senior notes payable due 2036	5.41%	February 2026	$13,848
$550 million of unsecured senior notes payable due 2035	5.66%	February 2025	3,544
Higher average outstanding balances under commercial paper program and/or unsecured senior line of credit			25,747
Total increases			43,139
Decreases in interest incurred due to:
Repayments of debt:
$300 million of unsecured senior notes payable due 2026	4.50%	January 2026	(6,007)
$350 million of unsecured senior notes payable due 2026	3.96%	April 2026	(2,815)
$600 million of unsecured senior notes payable due 2025	3.62%	April 2025	(6,905)
Secured notes payable	7.18%	August 2025	(5,366)
Partial repurchases of debt:
Repaid $525 million of $1.0 billion of unsecured senior notes payable due 2052	3.70%	February 2026	(7,204)
Repaid $498 million of $850 million of unsecured senior notes payable due 2051	3.16%	February 2026	(5,779)
Repaid $309 million of $700 million of unsecured senior notes payable due 2050	3.95%	February 2026	(4,729)
Other decrease in interest			(378)
Total decreases			(39,183)
Change in gross interest			3,956
Decrease in capitalized interest			18,798
Total change in interest expense			$22,754

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.

Investment income (losses)
During the six months ended June 30, 2026, we recognized investment income aggregating $128.6 million, which consisted of
$28.5 million of realized gains, $121.6 million of unrealized gains, and $21.4 million of impairment charges.
During the six months ended June 30, 2025, we recognized investment loss aggregating $80.6 million, which consisted of
$59.9 million of realized gains, $90.1 million of unrealized losses, and $50.4 million of impairment charges.
For additional information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements in Item 1. For our impairment accounting policy, refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1.
Gain on early extinguishment of debt
During the six months ended June 30, 2026, we recognized a gain on early extinguishment of debt aggregating $366.4 million, net of the write-off of unamortized debt issuance costs and other transaction-related costs, related to the completion of the February
2026 tender offers to repurchase $1.33 billion of debt principal across a portion of our outstanding 4.00% Senior Notes due 2050,
3.00% Senior Notes due 2051, and 3.55% Senior Notes due 2052 for $952.2 million.
Other comprehensive loss
Other comprehensive loss for the six months ended June 30, 2026 aggregating $3.6 million includes $11.7 million of foreign currency translation losses related to our operations in Canada, resulting from the weakening of the Canadian dollar relative to the U.S.
dollar during this period, partially offset by $8.1 million of unrealized gains related to the change in the fair value of our cross-currency swap agreements. Refer to Note 11 – “Hedge Agreements” to our unaudited consolidated financial statements in Item 1 for additional information.
Total other comprehensive income of $18.8 million for the six months ended June 30, 2025 was primarily due to unrealized foreign currency translation income related to our operations in Canada.

Construction spending
Our construction spending for the six months ended June 30, 2026 and projected spending for the year ending December 31,
2026 consisted of the following (in thousands):

	Six Months Ended June 30, 2026	Projected Midpoint for Year Ending December 31, 2026
Construction of Class A/A+ properties:
Active construction projects
Development and redevelopment under construction(1)	$820,291	$1,505,000
Future pipeline pre-construction
Primarily Megacampus expansion pre-construction work (entitlement, design, and site work)	102,052	210,000	(2)
Revenue- and non-revenue-enhancing capital expenditures(3)	269,067	510,000	(4)
Construction spending (before contributions from noncontrolling interests or tenants)	1,191,410	2,225,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(38,325)	(100,000)	(5)
Tenant-funded and -built landlord improvements	(371,746)	(375,000)
Total construction spending	$781,339	$1,750,000
2026 guidance range for construction spending		$1,500,000 – $2,000,000

(1)Includes smaller conversions to laboratory space through redevelopment.
(2)Approximately 70% represents capitalized costs.
(3)Represents revenue- and non-revenue-enhancing capital expenditures before contributions from noncontrolling interests and tenant-funded and tenant-built landlord improvements.
(4)The top two revenue- and non-revenue-enhancing capital expenditure projects in 2026 represent approximately 53% of the total spending within this category. The first project relates to a property located at the Alexandria Center® for Advanced Technologies – South San Francisco Megacampus in our South San Francisco submarket, which is leased to a new tenant and is undergoing its first major renovation in 12 years. The second project relates to two properties at the Alexandria Technology
Square® Megacampus in our Cambridge submarket, which are undergoing their first major renovation in 16 years.
(5)Represents contractual capital commitments from existing consolidated real estate joint venture partners to fund construction.
Projected capital contributions from partners in consolidated real estate joint ventures to fund construction
The following table summarizes projected capital contributions from partners in our existing consolidated joint ventures to fund construction through 2027 and beyond (in thousands):

Projected timing	Amount(1)
Second half of 2026	$62,000
2027 and beyond	42,000
Total	$104,000

(1)Amounts represent reductions to our consolidated construction spending.

Capitalization of interest
Our construction spending includes capitalized interest. The table below provides key categories of interest capitalized during the six months ended June 30, 2026 (in thousands):

	Average Real Estate Basis Capitalized
	Six Months Ended June 30, 2026	Weighted Average Delivery/Milestone Date
Construction of Class A/A+ properties:
Development and redevelopment of projects under construction and repositioning projects:
2H26 stabilization	$117,693	October 2026
2027–2028 stabilization	799,738	October 2026
Evaluating business and financial strategy(1)	1,243,636	January 2027
Repositioning and smaller redevelopment projects(2)	1,580,601	N/A
	3,741,668
Land/future development projects with critical key pre-construction milestones through:
2026(3)	765,490	August 2026
2027(3)	719,619	May 2027
2028 and beyond(4)	1,312,919	N/A
	2,798,028
Total average real estate basis capitalized, excluding projects delivered or no longer requiring capitalization of interest as of June 30, 2026	6,539,696
Average real estate basis of projects delivered in 1H26 or no longer requiring capitalization of interest as of June 30, 2026	403,475	May 2026
Total average real estate basis capitalized(5)	$6,943,171
(1)Includes five projects aggregating 1.4 million RSF for which we are evaluating business and financial strategy. We are evaluating multiple options, including whether to continue construction of laboratory improvements, pause construction, pursue lower-investment construction alternatives (including a pivot to advanced technology use), or pursue a disposition. If we choose not to pursue future construction or other activities, capitalized interest and other project costs may no longer qualify for capitalization. Refer to “New Class A/A+ development and redevelopment properties: under construction” in Item 2 for additional information.
(2)These projects generally have shorter periods for which capitalization of interest is required and consist of a variety of projects related to our operating assets, including the executed leases aggregating 1.4 million RSF as of June 30, 2026, with future occupancy expected after completion of building and/or tenant improvements by
November 2026 on a weighted-average basis. The average basis subject to capitalization for this category over the last eight quarters was $1.20 billion. Subject to market conditions, we expect the average real estate basis capitalized for this category to be closer to the historical eight-quarter average over the next few quarters as we deliver leased spaces, partially offset by new leasing which may require construction.
(3)Includes future pipeline projects that are expected to reach anticipated pre-construction milestones, including various phases of entitlement, design, site work, and other activities necessary to begin aboveground vertical construction. As projects progress through these activities, we will evaluate whether to proceed with additional pre-
construction and/or construction activities based on leasing demand and/or market conditions, pause future investments, or consider for potential disposition.
(4)Includes future Megacampus development projects at Alexandria Center® for Advanced Technologies – Tanforan in our South San Francisco submarket and Alexandria
Center® for Life Science – San Carlos in our San Carlos submarket, which represent approximately 64% of the total average capitalized real estate basis with 2028 and beyond milestones during the six months ended June 30, 2026. These projects are located at transit-friendly sites with future access to exceptional amenities.
(5)In addition to capitalized interest, we incur additional capitalized project costs, including property taxes, insurance, payroll, and other costs directly related and essential to the construction of Class A/A+ properties. If we cease activities necessary to prepare a project for its intended use, costs related to such project are expensed as incurred. Annualized capitalized operating expenses and payroll represent approximately 2% and 1%, respectively, of the total average real estate basis subject to capitalization for the six months ended June 30, 2026.

Projected results
Our 2026 guidance includes forward-looking non-GAAP financial measures, such as funds from operations as adjusted, net debt and preferred stock to Adjusted EBITDA –
fourth quarter 2026 annualized, fixed-charge coverage ratio – fourth quarter 2026 annualized, and net cash provided by operating activities, as adjusted, that differ from measures calculated in accordance with GAAP. These non-GAAP measures are in addition to, and not a substitute for or superior to, financial measures prepared in accordance with GAAP and should be considered in conjunction with our GAAP financial measures. We are unable to provide corresponding forward-looking GAAP measures or reconciliations to these non-GAAP measures without unreasonable effort. This is due to the inherent difficulty of forecasting items that depend on market conditions outside of our control, including the timing of dispositions, capital events, and financing decisions, as well as quarterly and annual components such as gain on sales of real estate, impairments of real estate and non-
real estate investments, and unrealized gains or losses on non-real estate investments. Our attempt to predict these amounts may produce significant but inaccurate estimates, which would be potentially misleading for our investors. Refer to “Definitions and reconciliations” in Item 2 for additional details about these non-GAAP measures.

Projected 2026 Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted	As of 8/3/26	As of 4/27/26	Key Changes

Funds from operations per share, as adjusted(1)	$6.35 to $6.45	$6.30 to $6.50	No change to midpoint; range narrowed by 10 cents(2)
Midpoint	$6.40	$6.40

Key Credit Metric Targets	As of 8/3/26	As of 4/27/26	Key Changes

Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2026 annualized	5.6x to 6.2x	5.6x to 6.2x	No Change
Fixed-charge coverage ratio – fourth quarter of 2026 annualized	3.6x to 4.1x	3.6x to 4.1x
We expect that our principal liquidity needs for the year ending December 31, 2026 will be satisfied by the following multiple sources of capital, as shown in the table below.
There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	As of 8/3/26			Certain Completed Items	As of 4/27/26 Midpoint
	Range		Midpoint
Sources of capital:
Net cash provided by operating activities, as adjusted	475	575	525		525
Dispositions, sales of partial interests, and other capital sources(3)	2,100	3,700	2,900	(3)	2,900
Total sources of capital	$2,575	$4,275	$3,425		$3,425
Uses of capital:
Construction(4)(5)	$1,500	$2,000	$1,750		$1,750
Reduction in unsecured senior debt	1,075	2,275	$1,675	See below	$1,675
Total uses of capital	$2,575	$4,275	$3,425		$3,425
Reduction in unsecured senior debt (included above):
Repayment of unsecured senior notes payable with 2026 maturities	$650	$650	$650	$650	650
Tender offers for partial principal repayments of unsecured senior notes payable	952	952	952	$952	952
Issuance of unsecured senior notes payable	(750)	(750)	(750)	$(750)	(750)
Unsecured senior line of credit, commercial paper program, and other	223	1,423	823		823
Reduction in unsecured senior debt	$1,075	$2,275	$1,675		$1,675
(1)Refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations” in Item 2 for additional details.
(2)Refer to “2026 and fourth quarter of 2026 funds from operations per share – diluted, as adjusted” in Item 2 for additional details.
(3)For the year ending December 31, 2026, we may utilize multiple sources of capital, including land and non-core dispositions, sales of partial interests, and other capital sources, to fund (i) construction focused on highly leased developments and lease-up of vacant space, and (ii) repayment of senior unsecured debt sufficient to achieve our net debt and preferred stock to Adjusted EBITDA – 4Q26 annualized target of 5.6x to 6.2x. We continue to evaluate available alternatives and expect to execute on varied cost-efficient sources of capital under prevailing market conditions. We do not anticipate the issuance of any common equity during the year ending December 31,
2026. As of the date of this report, completed dispositions aggregated $170.4 million, our share of pending dispositions and sales of partial interests subject to non-refundable deposits, signed letters of intent, or purchase and sale agreement negotiations aggregated $1.16 billion, and in-process dispositions, sales of partial interests, and other capital sources aggregated $1.10 billion, with the remaining $471.0 million representing multiple alternatives that we are currently evaluating.
(4)We are currently evaluating our future construction spending estimates for 2027, and a number of factors could cause our preliminary estimates for 2027 to change as we refine our estimates over the next several months. As of the date of this report, our updated estimate of 2027 construction spending assumes a decline of $100 million to $600 million (relative to the $1.75 billion midpoint of our 2026 guidance range), resulting in an expected range of
$1.15 billion to $1.65 billion, subject to market conditions. The updates to our 2027 construction spending outlook primarily reflect additional leasing activity since the first quarter of 2026, including recently executed leases and leases currently under negotiation, which has refined our expectations regarding the amount and timing of 2027 construction spending.
(5)We expect 2027 construction spending to primarily focus on: (i) construction spending required to complete our development and redevelopment projects that are expected to stabilize through 2028 and are 71% leased, (ii) five projects under evaluation which may require significant capital to complete, and (iii) revenue- and non-revenue-enhancing capital expenditures, in order to secure leasing of vacant space and renewals and re-leasing of space at our operating properties.

The key assumptions behind the sources and uses of capital in the table on the previous page include favorable real estate transaction and capital market environments, performance of our core operating properties, lease-up and delivery of current and future development and redevelopment projects, and leasing activity. Our expected sources and uses of capital are subject to a number of variables and uncertainties, including those discussed as “Forward-looking statements” under Part I, “Item 1A. Risk factors”; and Part II,
“Item 7. Management’s discussion and analysis of financial condition and results of operations” in our annual report on Form 10-K for the year ended December 31, 2025; as well as under “Trends that may affect our future results” in Part I, “Item 2.  Management’s discussion and analysis of financial condition and results of operations” of this quarterly report on
Form 10-Q. To the extent our full-year earnings guidance is updated during the year, we will provide additional disclosure supporting reasons for any significant changes to such guidance.

Key Assumptions (Dollars in millions)	As of 8/3/26				As of 4/27/26		Key Changes to Midpoint
	Low		High		Low	High

Occupancy of operating properties as of December 31, 2026	86.2%	(1)	87.8%	(1)	86.2%	87.8%	No Change
Same property performance:
Net operating income changes	(10.5)%	(1)	(8.5)%	(1)	(10.5)%	(8.5)%
Net operating income changes (cash basis)	(10.5)%	(1)	(8.5)%	(1)	(10.5)%	(8.5)%
Lease renewals and re-leasing of space:
Rental rate changes	(9.0)%		(1.0)%		(9.0)%	(1.0)%
Rental rate changes (cash basis)	(15.0)%		(7.0)%		(15.0)%	(7.0)%
Straight-line rent revenue	$45		$75		$55	$85	$10 million reduction(2)
General and administrative expenses	$134		$154		$134	$154	No Change
Capitalization of interest	$220		$260		$225	$265	$5 million reduction(3)
Interest expense	$260		$300		$240	$280	$20 million increase(4)
Realized gains on non-real estate investments(5)	$60		$90		$60	$90	No Change

(1)Our guidance for occupancy of operating properties as of December 31, 2026, and for 2026 same property net operating income changes assumes a benefit of approximately 1% and 2%, respectively, related to a range of assets with vacancy that could potentially be sold during 2026 and/or qualify for designation as held for sale by December 31, 2026, but that had not yet met such criteria as of June 30, 2026.
(2)Reduction driven primarily by write-offs and reserves of deferred rent related to tenant wind-downs. Our 2026 guidance continues to assume a $25 million to $30 million reduction in funds from operations related to potential tenant wind-downs, of which approximately $14 million was recognized during the six months ended June 30, 2026, including approximately $8 million recognized during the three months ended June 30, 2026.
(3)Reduction driven primarily by the achievement of certain milestone dates across several projects impacting the fourth quarter of 2026, including a potential decline related to projects for which we are evaluating business and financial strategies. Refer to the discussion of “2026 and fourth quarter of 2026 funds from operations per share – diluted, as adjusted” and “Capitalization of interest” on the following page, and “Capitalization of interest” in Item
2 for additional details.
(4)Includes: (i) an approximate $15 million increase resulting primarily from a shift of approximately six weeks in the weighted-average projected completion date of our 2026 dispositions, sales of partial interests, and other capital sources, from August 2026 to September 2026, and (ii) an approximate $5 million increase resulting primarily from the reduction in 2026 capitalization of interest in the fourth quarter of 2026 discussed in the footnote above.
(5)Represents realized gains and losses included in funds from operations per share – diluted, as adjusted. Excludes unrealized gains and losses and significant gains and impairments realized on non-real estate investments, if any. Refer to “Investments” in Item 2 for additional details.

2026 and fourth quarter of 2026 FFO per share – diluted, as adjusted

$1.73
$1.73
1Q26
Actual
2Q26
Actual
3Q26
Projected
4Q26
Projected
Quarterly FFO Per Share – Diluted, As Adjusted

•On April 27, 2026, we provided a guidance range of $6.30 to $6.50 for projected 2026 funds from operations per share – diluted, as adjusted. On August 3, 2026, we narrowed this range to $6.35 to $6.45 while maintaining the midpoint of $6.40. Our outlook
$1.40 – $1.50
includes the following assumptions:
•The $6.40 midpoint of the guidance range for 2026 funds from operations per share – diluted, as adjusted, remains unchanged, as we expect the benefit from the later dispositions, sales of partial interests, and other capital sources to substantially offset the higher interest expense and lower capitalization of interest for 2026. The narrowed guidance range reflects additional visibility into our full-year outlook.
•We expect higher funds from operations per share – diluted, as adjusted, than previously assumed for the third quarter of
2026, due to the approximately six-week shift in the weighted-average projected completion date of the dispositions, sales of partial interests, and other capital sources assumed at the midpoint of our 2026 guidance, from August to September
2026.
•During the fourth quarter of 2026, we expect lower capitalization of interest than previously assumed primarily driven by the achievement of certain milestone dates across several projects, including a potential decline related to projects for which we are evaluating business and financial strategies. The lower capitalized interest is expected to result in our funds from operations per share – diluted, as adjusted, for the fourth quarter of 2026, being at the lower end of our previously provided, and now reiterated, range of $1.40 to $1.50.
1)Development-related other income
•During the first half of 2026, we recognized development fees and other related revenues of approximately $5.6 million, or $11 million annualized, most of which are expected to cease by the end of
2026 as we complete the respective projects.
2)Development and redevelopment projects under business and financial strategy evaluation
•We have five development and redevelopment projects for which the business and financial strategies continue to be evaluated, including whether to continue construction of laboratory improvements, pause construction, pursue lower-investment construction alternatives (including a pivot to advanced technology use), or pursue a disposition. Refer to “New Class A/A+ development and redevelopment properties: under construction” in Item 2 for additional details.
•If we elect to continue to pursue construction of laboratory improvements for these projects, the earliest deliveries of these projects are in 2028.
•If we elect to pursue lower-investment construction alternatives (including a pivot to advanced technology use), these projects could deliver earlier than 2028. The incremental capital required for alternative-use construction, and corresponding rental rates earned, are generally lower than those associated with laboratory improvements.
•During the three months ended June 30, 2026, we executed a lease with an advanced technology tenant at the 3000 Minuteman Road redevelopment project in our Greater Boston market. This lease is for a lower-cost alternative use at lower rental rates and stabilized yields than our initial underwriting. Therefore, we placed one building at our 3000 Minuteman Road redevelopment project, aggregating 159,947 RSF, back into operation this quarter and included it in our operating occupancy as of June 30, 2026. Refer to “Leasing activity” in Item 2 for additional details.
•In addition, we have signed letters of intent at our 311 Arsenal Street redevelopment project for non-laboratory use, including advanced technology uses, aggregating 108,800 RSF. If we are successful in executing these potential leases for advanced technology use, we expect lower rental rates and stabilized yields than our initial underwriting.
3)Capitalization of interest
•We expect average real estate basis capitalized to decline from $6.94 billion for the first half of 2026 to an updated range of $3.4 billion to $4.9 billion for the fourth quarter of 2026, primarily driven by the achievement of certain milestone dates across several projects due to deliveries of development and redevelopment projects, deliveries of leased vacant space under construction, and pauses in construction and pre-construction activities, including a potential decline related to projects for which we are evaluating business and financial strategies. The updated range for the fourth quarter of
2026 represents a $400 million reduction (at the midpoint) from the projected fourth quarter of 2026 range of $3.8 billion to $5.3 billion that was previously disclosed on April 27, 2026. Refer to
“Capitalization of interest” in Item 2 for additional details.
•At each milestone date, we evaluate, on an asset-by-asset basis, whether to (i) proceed with additional pre-construction and/or construction activities based on leasing demand and/or market conditions, (ii) pause future investments, or (iii) consider potential dispositions of these real estate assets. If we cease the activities necessary to prepare a project for its intended use, costs related to such project, including interest, payroll, property taxes, insurance, and other costs directly related and essential to the construction of Class A/A+ properties, are expensed as incurred. Annualized capitalized operating expenses and payroll represent approximately 2% and 1%, respectively, of the total average real estate basis subject to capitalization for the six months ended June 30, 2026.
4)Second quarter of 2026 key lease expirations

Key Lease Expirations
	RSF	Annual Rental Revenue	Weighted-Average Expiration Date	Weighted-Average Downtime
2026	451,450	$18.1 million	August 2026	12 to 24 months
2027	1,377,960	$100.5 million	March 2027	12 to 24 months
•We estimate 451 thousand RSF and 1.4 million RSF of leases expiring in 2026 and 2027 with approximately $18.1 million and $100.5 million of annual rental revenue, respectively, to have downtime after lease expiration. These 2026 and 2027 expirations have weighted-average contractual lease expiration dates of August 2026 and March 2027, respectively, and expected weighted-average downtime of 12 to 24 months. Refer to “Contractual lease expirations” in Item 2 for additional details.
5)Dispositions, sales of partial interests, and other capital sources
We may utilize multiple sources of capital, including land dispositions, non-core dispositions, sales of partial interests, and other capital sources to support the achievement of our leverage ratio targets beyond 2026, given (i) key lease expirations in 2027 with downtime and the factors previously described that could negatively impact EBITDA, (ii) construction spending required to complete our development and redevelopment projects that are expected to stabilize through 2028 and are 71% leased, and (iii) revenue- and non-revenue-enhancing capital expenditures required to secure leasing of vacant space and renewals and re-leasing of space at our operating properties. Refer to footnotes 4 and 5 under “Key sources and uses of capital” on the previous page for additional details.
We expect to introduce 2027 guidance and related key assumptions, and 2027 key sources and uses of capital at our Investor Day on December 2, 2026, consistent with our historical practice.

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling Interest Share		Operating RSF at 100%
50 and 60 Binney Street/Greater Boston/Cambridge/Inner Suburbs	66.0%		532,395
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%		388,270
100 and 225 Binney Street and 300 Third Street/Greater Boston/Cambridge/Inner Suburbs	70.0%		870,641
15 Necco Street/Greater Boston/Seaport Innovation District	43.3%		345,996
3215 Merryfield Row/San Diego/Torrey Pines	70.0%		170,523
Campus Point by Alexandria/San Diego/University Town Center(1)(2)	41.8%	(3)	1,586,697
5200 Illumina Way/San Diego/University Town Center	49.0%		792,687
9625 Towne Centre Drive/San Diego/University Town Center	70.0%		171,001
SD Tech by Alexandria/San Diego/Sorrento Mesa(1)(4)	50.0%		1,051,752
Summers Ridge Science Park/San Diego/Sorrento Mesa(5)	70.0%		316,531
Alexandria Center® for Science and Technology – Mission Bay/San Francisco Bay Area/ Mission Bay(6)	75.0%		551,845
211 and 213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%		300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%		155,685
Alexandria Center® for Life Science – Millbrae/San Francisco Bay Area/South San Francisco	51.4%		285,346
1201 and 1208 Eastlake Avenue East/Seattle/Lake Union	70.0%		206,134
400 Dexter Avenue North/Seattle/Lake Union	70.0%		290,754
800 Mercer Street/Seattle/Lake Union(1)	40.0%		—

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share		Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%		586,208
101 West Dickman Street/Maryland/Beltsville	58.4%	(7)	135,958

Refer to “Joint venture financial information” under “Definitions and reconciliations” in Item 2 for additional information.
(1)Includes properties currently under construction or in our future development and redevelopment pipeline. Refer to “New Class A/A+ development and redevelopment properties” in Item 2 for additional details.
(2)Includes 10200, 10290, and 10300 Campus Point Drive and 4135, 4155, 4165, 4224, and 4242 Campus Point Court.
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
(6)Includes 1450, 1500, and 1700 Owens Street and 455 Mission Bay Boulevard South.
(7)Represents a joint venture with a local real estate operator in which our joint venture partner manages the day-to-day activities that significantly affect the economic performance of the joint venture.

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of June 30,
2026 (dollars in thousands):

	Maturity Date		Stated Rate		Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture						Aggregate Commitment	Debt Balance(2)
101 West Dickman Street	10/29/26	(3)	SOFR+1.95%	(4)	5.68%	$26,750	$19,445	58.4%
1655 and 1725 Third Street	2/10/35		6.37%		6.44%	500,000	497,052	10.0%
						$526,750	$516,497
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of June 30, 2026.
(3)The unconsolidated real estate joint venture is in the process of working with prospective lenders to refinance this debt. As of June 30, 2026, our investment in this unconsolidated real estate joint venture was $9.8 million.
(4)This loan is subject to a SOFR floor of 0.75%.
The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures as of and for the three and six months ended June 30, 2026 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	June 30, 2026		June 30, 2026
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Total revenues	$98,861	$196,073	$3,004	$6,010
Rental operations	(32,953)	(63,630)	(961)	(2,152)
	65,908	132,443	2,043	3,858
General and administrative	(661)	(1,283)	(2)	(24)
Interest	(107)	(170)	(975)	(2,001)
Depreciation and amortization of real estate assets	(31,518)	(60,991)	(805)	(1,719)
Gain on sale of interest in unconsolidated JV	—	—	152	152
Fixed returns allocated to redeemable noncontrolling interest(1)	192	539	—	—
	$33,814	$70,538	$413	$266
Straight-line rent and below-market lease revenue	$1,144	$4,125	$137	$334
Funds from operations(2)	$65,332	$131,529	$1,218	$1,985

Refer to “Joint venture financial information” under “Definitions and reconciliations” in Item 2 for additional details.
(1)Represents an allocation of joint venture earnings to redeemable noncontrolling interest for a property in the San Francisco Bay Area market. This redeemable noncontrolling interest earns a fixed return on its investment and does not participate in the operating results of the property.
(2)Refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations” in Item 2 for the definition and its reconciliation from the most directly comparable financial measure presented in accordance with GAAP.

	As of June 30, 2026
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$3,376,318	$86,697
Cash, cash equivalents, and restricted cash	116,812	2,559
Other assets	401,550	10,406
Secured notes payable	—	(61,061)
Other liabilities	(273,298)	(9,691)
Redeemable noncontrolling interests	(9,119)	—
	$3,612,263	$28,910
During the six months ended June 30, 2026 and 2025, our consolidated real estate joint ventures distributed an aggregate of
$111.9 million and $123.6 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and
Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional information.

Investments
We hold investments in publicly traded companies and privately held entities primarily involved in the life science industry. The tables below summarize components of our investment income (loss) and non-real estate investments (in thousands). Refer to Note 7 –
“Investments” to our unaudited consolidated financial statements in Item 1 for additional information.

	June 30, 2026				June 30, 2025
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
Realized gains (losses):
Realized gains	$10,292		$28,490		$30,532		$59,865
Impairment of non-real estate investments	(8,998)	(1)	(21,446)		(39,216)		(50,396)
	1,294		7,044		(8,684)		9,469
Unrealized gains (losses)	131,933	(2)	121,601	(2)	(21,938)	(3)	(90,083)	(3)
Investment income (losses)	$133,227		$128,645		$(30,622)		$(80,614)

	June 30, 2026					December 31, 2025
Investments	Cost		Unrealized Gains	Unrealized Losses	Carrying Amount	Carrying Amount
Publicly traded companies	$86,268		$50,949	$(14,405)	$122,812	$94,928
Entities that report NAV	496,043		180,952	(40,937)	636,058	512,376
Entities that do not report NAV:
Entities with observable price changes	91,621		58,568	(11,210)	138,979	123,238
Entities without observable price changes	390,401		—	—	390,401	413,324
Investments accounted for under the equity method	N/A		N/A	N/A	397,445	357,383
June 30, 2026	$1,064,333	(4)	$290,469	$(66,552)	$1,685,695	$1,501,249

December 31, 2025	$1,010,488		$184,434	$(51,056)	$1,501,249

Public/Private Mix (Cost)	Tenant/Non-Tenant Mix (Cost)

6%
Public
17%
Tenant
94%
Private
83%
Non-Tenant
(1)Primarily related to two non-real estate investments in privately held entities that do not report NAV.
(2)Primarily relates to the increase in the fair value of our investments in privately held entities that report NAV during the three and six months ended June 30, 2026.
(3)Primarily relates to the decrease in fair values and accounting reclassifications of unrealized gains in prior periods into realized gains upon our realization of investments in publicly traded entities and privately held entities that report NAV during the three and six months ended June 30, 2025.
(4)Represents 2.6% of gross assets as of June 30, 2026. Refer to “Gross assets” under “Definitions and reconciliations” in Item 2 for additional details.

Liquidity

Liquidity		Limited Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit

$3.6B		(in millions)

$5,000
$5,000
$5,000
$353
$1,997
<$350
SIGNIFICANT AVAILABILITY
MINIMAL OUTSTANDING
12/31/25
6/30/26
12/31/26 Target
Remaining amounts available for borrowing under our unsecured senior line of credit
Outstanding balance under our unsecured senior line of credit and/or commercial paper program

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$3,003
Cash, cash equivalents, and restricted cash	475
Investments in publicly traded companies	123
Liquidity as of June 30, 2026	$3,601

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
2026 (in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/ Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	SOFR+0.835%	$5,000,000	$1,996,859	$3,003,141
Cash, cash equivalents, and restricted cash				475,139
Investments in publicly traded companies				122,812
Liquidity as of June 30, 2026				$3,601,092
Cash, cash equivalents, and restricted cash
As of June 30, 2026 and December 31, 2025, we had $475.1 million and $553.8 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash provided by operating activities, as adjusted, proceeds from real estate asset sales, sales of partial interests, strategic real estate joint ventures, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured senior notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities and any common stock repurchases.
Cash flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the six months ended June 30, 2026 and 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Net cash provided by operating activities	$533,592	$668,190	$(134,598)
Net cash used in investing activities	$(994,546)	$(1,029,653)	$35,107
Net cash provided by financing activities	$382,965	$330,099	$52,866
Operating activities
Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the six months ended June 30, 2026 decreased by $134.6 million, or 20.1%, to $533.6 million, compared to
$668.2 million for the six months ended June 30, 2025, primarily reflecting the impact of real estate dispositions completed since
January 1, 2025 and the reduction in occupancy from 94.6% as of December 31, 2024 to 86.9% as of June 30, 2026.

Investing activities
Cash used in investing activities for the six months ended June 30, 2026 and 2025 consisted of the following (in thousands):

	Six Months Ended June 30,		Change
	2026	2025
Sources of cash from investing activities:
Proceeds from sales of real estate	$4,766	$149,027	$(144,261)
Sale of interests in unconsolidated real estate joint ventures	1,917	—	1,917
Sales of and distributions from non-real estate investments	76,273	42,134	34,139
Return of capital from unconsolidated real estate joint ventures	113	—	113
	83,069	191,161	(108,092)
Uses of cash for investing activities:
Additions to real estate	949,318	1,081,006	(131,688)
Investments in unconsolidated real estate joint ventures	557	11,055	(10,498)
Change in escrow deposits	—	8,108	(8,108)
Additions to non-real estate investments	127,740	120,645	7,095
	1,077,615	1,220,814	(143,199)

Net cash used in investing activities	$994,546	$1,029,653	$(35,107)
The change in net cash used in investing activities for the six months ended June 30, 2026, compared to the six months ended
June 30, 2025, was primarily due to a decrease in cash used for additions to real estate, and an increased source of cash from sales of and distributions from non-real estate investments, partially offset by a decrease in proceeds from sales of real estate. Refer to Note 3 –
“Investments in real estate” to our unaudited consolidated financial statements in Item 1 for additional information.
Financing activities
Cash flows provided by financing activities for the six months ended June 30, 2026 and 2025 consisted of the following
(in thousands):

	Six Months Ended June 30,
	2026	2025	Change
Borrowings under secured notes payable	$—	$4,029	$(4,029)
Repayments of borrowings under secured notes payable	(8,892)	—	(8,892)
Proceeds from issuance of unsecured senior notes payable	747,592	548,532	199,060
Repayments of unsecured senior notes payable	(1,602,203)	(600,000)	(1,002,203)
Proceeds from issuances under commercial paper program	24,727,914	8,468,015	16,259,899
Repayments of borrowings under commercial paper program	(23,084,555)	(7,368,015)	(15,716,540)
Payments of loan fees	(8,813)	(5,406)	(3,407)
Changes related to debt	771,043	1,047,155	(276,112)

Contributions from and sales of noncontrolling interests	27,636	96,055	(68,419)
Distributions to noncontrolling interests	(111,860)	(123,618)	11,758
Purchases and redemptions of noncontrolling interests	(49,822)	(17,818)	(32,004)
Repurchase of common stock	—	(208,187)	208,187
Dividends on common stock	(247,594)	(457,217)	209,623
Taxes paid related to net settlement of equity awards	(6,438)	(6,271)	(167)
Net cash provided by financing activities	$382,965	$330,099	$52,866

Sources of capital
Net cash provided by operating activities, as adjusted
We expect to retain $475 million to $575 million of net cash provided by operating activities, as adjusted, for the year ending
December 31, 2026. Refer to “Net cash provided by operating activities, as adjusted” under “Definitions and reconciliations” in Item 2 for the definition and reconciliation from the most directly comparable financial measure presented in accordance with GAAP. For the year ending December 31, 2026, we expect our recently delivered projects, our development and redevelopment projects expected to be delivered, and contributions from Same Properties to contribute to income from rentals, net operating income, and cash flows. We anticipate contractual near-term growth in annual net operating income (cash basis) of $40 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period. Refer to “Cash flows”
in Item 2 for a discussion of cash flows provided by operating activities for the six months ended June 30, 2026.
Debt
We expect to fund a portion of our capital needs for 2026 and beyond from issuances under our commercial paper program, issuances of unsecured senior notes payable, and/or borrowings under our unsecured senior line of credit, and/or borrowings under secured construction loans.
As of June 30, 2026, our unsecured senior line of credit had aggregate commitments of $5.0 billion and bore an interest rate of
SOFR plus 0.835%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.14%
based on the aggregate commitments outstanding. Based upon our ability to achieve certain annual sustainability targets, the interest rate and facility fee rate are also subject to upward or downward adjustments of up to four basis points with respect to the interest rate and up to one basis point with respect to the facility fee rate.
During the three months ended March 31, 2026, we achieved certain annual sustainability targets, as described in our unsecured senior line of credit agreement, which reduced the borrowing rate by four basis points for a one-year period to SOFR plus
0.835%, from SOFR plus 0.875%, and reduced the facility fee by one basis point to 0.14% from 0.15%. As of June 30, 2026, we had no outstanding balance on our unsecured senior line of credit.
In July 2026, we executed an agreement to amend our $5.0 billion unsecured senior line of credit. The amendment is expected to become effective in September 2026, upon the satisfaction of certain conditions. The amendment extends the maturity date from
January 22, 2030 to January 22, 2032, including extension options that we control. In addition, the amendment reduces the applicable borrowing rate and eliminates the existing sustainability-linked pricing adjustments, resulting in an applicable borrowing rate and facility fee of SOFR plus 0.725% and 0.15%, respectively, from the currently applicable borrowing rate and facility fee of SOFR plus 0.835%
and 0.14%, respectively. In connection with the amendment, we expect to recognize a loss on early extinguishment of debt of approximately $3.3 million related to the partial write-off of unamortized loan fees.
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
We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit. The commercial paper notes sold during the six months ended
June 30, 2026 were issued at a weighted-average yield to maturity of 4.17%. As of June 30, 2026, we had $1.99 billion of commercial paper notes outstanding.
In January 2026 and April 2026, we repaid, upon maturity, $300.0 million of 4.30% unsecured senior notes payable and
$350.0 million of 3.80% unsecured senior notes payable, respectively. These repayments were funded temporarily with borrowings under our commercial paper program, which will be repaid through planned dispositions, sales of partial interests, and other capital sources included in our 2026 guidance. No gain or loss was incurred in connection with these repayments.
In February 2026, we completed tender offers to repurchase an aggregate debt principal amount of $1.33 billion across a portion of our outstanding 4.00% Senior Notes due 2050, 3.00% Senior Notes due 2051, and 3.55% Senior Notes due 2052. Cash
consideration paid was $952.2 million. The repurchase was primarily funded through the issuance of $750.0 million of 5.25% unsecured senior notes due 2036, and approximately $200 million of short-term borrowings under our commercial paper program, which we expect to repay through planned 2026 dispositions, sales of partial interests, and other capital sources. In connection with the debt repurchase, we recognized a gain on early extinguishment of debt aggregating $366.4 million, including the write-off of unamortized debt issuance costs and other transaction-related costs.

The following table presents our average debt outstanding and weighted-average interest rates during the three and six months ended June 30, 2026 (dollars in thousands):

	Average Debt Outstanding		Weighted-Average Interest Rate
	June 30, 2026		June 30, 2026
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Long-term fixed-rate debt	$10,943,589	$11,188,132	4.02%	3.98%
Short-term variable-rate unsecured senior line of credit and commercial paper program debt	2,186,278	1,961,252	4.27	4.16
Blended average interest rate	13,129,867	13,149,384	4.06	4.01
Loan fee amortization and annual facility fee related to unsecured senior line of credit	N/A	N/A	0.14	0.13
Total/weighted average	$13,129,867	$13,149,384	4.20%	4.14%
Real estate dispositions, sales of partial interests, and other capital sources
We expect to continue to focus on the disciplined execution of real estate dispositions, sales of partial interests, and other capital sources, which will provide an important source of capital to fund our development and redevelopment projects and potential opportunistic share repurchases, and to reduce debt. For the year ending December 31, 2026, we expect real estate dispositions, sales of partial interests, and other capital sources to range from $2.10 billion to $3.70 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold.
Refer to Note 3 – “Investments in real estate” and Note 4 – “Consolidated and unconsolidated real estate joint ventures,” and
Note 14 – “Stockholders’ equity” to our unaudited consolidated financial statements in Item 1 and to “Dispositions, sales of partial interests, and other capital sources” in Item 2 for additional information on our real estate dispositions.
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
Common equity transactions
During the three and six months ended June 30, 2026, we did not issue any common stock under our ATM program. As of
June 30, 2026, the remaining aggregate amount available under our ATM program for future sales of common stock was $1.47 billion.
Other sources
As a well-known seasoned issuer, we may, from time to time, issue securities, including preferred stock, subordinate debt, convertible securities, and other forms of hybrid securities, at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital and our leverage profile.
Additionally, we, together with joint venture partners, hold interests in real estate joint ventures that we consolidate in our financial statements. These existing joint ventures provide significant equity capital to fund a portion of our future construction spending, and our joint venture partners may also contribute equity into these entities for financing-related activities. From July 1, 2026 through
December 31, 2027 and beyond, we expect to receive capital contributions aggregating $104.0 million from existing consolidated real estate joint venture partners to fund construction. During the year ending December 31, 2026, contributions from noncontrolling interests from existing joint venture partners are expected to aggregate up to $100.0 million at the midpoint of our guidance range for
2026 construction spending.

Uses of capital
Construction spending
One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties.
We currently have projects in our development and redevelopment pipeline aggregating 2.8 million RSF of Class A/A+ properties undergoing construction. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to “New Class A/A+ development and redevelopment properties: under construction” and “Construction spending” in Item 2 for additional information on our capital expenditures.
We capitalize interest cost as a cost of the project only during the period in which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest, classified in investments in real estate in our consolidated balance sheets, aggregated $143.7 million for the six months ended
June 30, 2026, a decrease from $162.5 million capitalized during the six months ended June 30, 2025. This reflects a lower weighted-
average capitalized cost basis of $6.94 billion for the six months ended June 30, 2026, as compared to $8.07 billion for the six months ended June 30, 2025.
Property taxes, insurance on real estate, and indirect project costs, such as construction, administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect costs related to development, redevelopment, pre-construction, and construction projects aggregating $36.3 million and $47.8 million, and property taxes, insurance on real estate, and indirect project costs aggregating $69.3 million and $73.1 million during the six months ended June 30, 2026 and
2025, respectively.
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
Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, would have resulted in an increase in total expenses of approximately $24.9 million for the six months ended June 30, 2026.
We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the six months ended
June 30, 2026, we capitalized total initial direct leasing costs of $39.2 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.
Dividends
During the six months ended June 30, 2026 and 2025, we paid common stock dividends of $247.6 million and $457.2 million, respectively. The decrease of $209.6 million in dividends paid on our common stock for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, was primarily due to a decrease in the related dividends to $1.44 per common share paid for the six months ended June 30, 2026 from $2.64 per common share paid during the six months ended June 30, 2025.
We have historically funded the payment of our common stock dividends using net cash provided by operating activities, as adjusted. Refer to “Net cash provided by operating activities, as adjusted” under “Definitions and reconciliations” in Item 2 for the definition and reconciliation from the most directly comparable financial measure presented in accordance with GAAP. We expect to continue funding future quarterly common stock dividends from net cash provided by operating activities, as adjusted, which may be supplemented by proceeds from periodic asset dispositions, issuances of additional debt and/or equity securities, and borrowings under our unsecured senior line of credit and/or our commercial paper program. Future dividends are at the discretion of our Board and subject to various considerations, including net income, cash flows, capital requirements, debt covenants, market conditions, dividend yield, taxable income, payout ratios, and other factors. Accordingly, there can be no assurance that dividends will be maintained at the current level, or that they will be increased or decreased in the future.

Unsecured senior notes payable and unsecured senior line of credit
The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of June 30, 2026 were as follows:

Covenant Ratios(1)	Requirement	June 30, 2026
Total Debt to Total Assets	Less than or equal to 60%	32%
Secured Debt to Total Assets	Less than or equal to 40%	—%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	7.4x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	300%
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
and (ii) incur certain secured or unsecured indebtedness.
The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of June 30, 2026 were as follows:

Covenant Ratios(1)	Requirement	June 30, 2026
Leverage Ratio	Less than or equal to 60.0%	35.5%
Secured Debt Ratio	Less than or equal to 45.0%	—%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	3.07x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	6.50x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.
In managing our liquidity, we also consider the contractual interest payment obligations associated with our outstanding debt.
Interest payments on our fixed-rate debt are determined based on contractual interest rates, including interest payment dates and scheduled maturity dates. As of June 30, 2026, 84.4% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements in Item 1.
Ground lease obligations
Ground lease obligations as of June 30, 2026 included leases for 31 of our properties and accounted for approximately 9% of our total number of properties. Among these 31 properties, 17 properties are subject to ground leases with a weighted-average remaining lease term of 53 years, including extension options that we are reasonably certain to exercise. These leases are with a single lessor in our Palo Alto submarket with whom we have extended three ground leases over the past 10 years.
Our remaining 14 properties subject to ground leases are located across multiple submarkets and have remaining lease terms ranging from approximately 45 to 80 years. The weighted-average remaining lease term of these ground leases is 73 years, including extension options that we are reasonably certain to exercise.
In many cases, we seek to extend our ground leases well ahead of their scheduled contractual expirations. If we are successful in extending ground leases, we could see significant up-front or increased recurring future payments to the ground lessor and/or increased ground lease expense, which may require us to increase our capital funding needs.

Operating lease agreements
As of June 30, 2026, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $743.6 million and $15.8 million, respectively. As of June 30, 2026, our operating lease liability, calculated as the present value of the remaining payments aggregating $759.4 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $354.9 million and was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheet. As of June 30, 2026, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 61 years, including extension options that we are reasonably certain to exercise, and the weighted-average discount rate was 4.7%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $689.2 million. We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to “Lease accounting” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1 for additional information.
Commitments
As of June 30, 2026, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $906.7 million. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain projects, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $5.3 million.
We are committed to funding approximately $340.7 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV and expire at various dates over the next 12 years, with a weighted-average expiration of 7.9 years as of June 30, 2026.
Our former joint venture partner in the Greater Boston market has an option, subject to certain conditions, to obtain a
$30 million secured loan from us. If exercised, the loan would bear interest at SOFR plus 6.5%, subject to a floor of 9.0%, and a term not to exceed five years. As of June 30, 2026, the option has not been exercised and is set to expire in July 2027.
In connection with the sale of a property in our San Diego market, we entered into a loan agreement with the buyer under which we committed to provide up to $165.7 million of financing through December 30, 2029. As of June 30, 2026, $40.7 million of the commitment remained available to be drawn by the borrower.
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

Foreign currency translation gains and losses
The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate
Equities, Inc.’s stockholders during the six months ended June 30, 2026 primarily due to the changes in the foreign exchange rates for our real estate investments in Canada (in thousands). We reclassify unrealized foreign currency translation gains and losses into net income upon the substantial liquidation of the related investments.

Total
Balance as of December 31, 2025	$(29,395)

Other comprehensive loss before reclassifications	(3,609)
Reclassification adjustment for gain included in net income	(23)
Net other comprehensive loss	(3,632)

Balance as of June 30, 2026	$(33,027)
Inflation
As of June 30, 2026, approximately 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 97% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3% that were either fixed or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of issuing new unsecured senior notes payable and our variable-rate borrowings, including borrowings under our unsecured senior line of credit and commercial paper program, and secured loans held by our unconsolidated real estate joint ventures.

Issuer and guarantor subsidiary summarized financial information
Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor
Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents, on a combined basis, balance sheet information as of June 30, 2026 and December 31, 2025, and results of operations and comprehensive income for the six months ended June 30, 2026 and year ended December 31, 2025 for the Issuer and the Guarantor Subsidiary. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the
Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the
Guarantor Subsidiary generally based on legal entity ownership.
The following tables present combined summarized financial information as of June 30, 2026 and December 31, 2025 and for
the six months ended June 30, 2026 and year ended December 31, 2025 for the Issuer and Guarantor Subsidiary. Amounts provided do not represent our total consolidated amounts (in thousands):

	June 30, 2026	December 31, 2025
Assets:
Cash, cash equivalents, and restricted cash	$52,659	$127,100
Other assets	189,537	173,303
Total assets	$242,196	$300,403

Liabilities:
Unsecured senior notes payable	$10,818,366	$12,047,394
Unsecured senior line of credit and commercial paper	1,994,508	353,161
Other liabilities	424,614	433,707
Total liabilities	$13,237,488	$12,834,262

	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Total revenues	$11,365	$48,748
Total expenses	(188,808)	(350,655)
Gain on early extinguishment of debt	366,435	—
Net income (loss)	188,992	(301,907)
Net income attributable to unvested restricted stock awards	(2,149)	(8,417)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$186,843	$(310,324)

As of June 30, 2026, 326 of our 336 properties were held indirectly by the REIT’s wholly owned consolidated subsidiary,
Alexandria Real Estate Equities, L.P.
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

The following tables present a reconciliation of net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities,
Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three and six months ended June 30, 2026 and 2025 (in thousands, except per share amounts). Per share amounts may not add due to rounding.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026		2025	2026	2025
Net (loss) income attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$(73,691)		$(109,611)	$286,721	$(121,210)
Depreciation and amortization of real estate assets	302,238		343,729	605,534	683,110
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(31,518)		(36,047)	(60,991)	(69,458)
Our share of depreciation and amortization from unconsolidated real estate JVs	805		942	1,719	1,996
Gain on sales of real estate	—		—	—	(13,165)
Impairment of real estate – rental properties and land	222,470	(1)	131,090	227,969	131,090
Allocation to unvested restricted stock awards	(2,201)		(1,222)	(5,877)	(1,916)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(2)	418,103		328,881	1,055,075	610,447
Unrealized (gains) losses on non-real estate investments	(131,933)		21,938	(121,601)	90,083
Impairment of non-real estate investments	8,998	(3)	39,216	21,446	50,396
Impairment of real estate	—		7,189	—	39,343
Gain on early extinguishment of debt	—		—	(366,435)	—
Increase in provision for expected credit losses on financial instruments	—		—	—	285
Allocation to unvested restricted stock awards	909		(794)	3,541	(2,116)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$296,077		$396,430	$592,026	$788,438
(1)Refer to “Sales of real estate assets and impairment of real estate” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1 for additional information.
(2)Calculated in accordance with standards established by the Nareit Board of Governors.
(3)Primarily related to two non-real estate investments in privately held entities that do not report NAV.

	Three Months Ended June 30,		Six Months Ended June 30,
(Per share)	2026	2025	2026	2025
Net (loss) income per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$(0.43)	$(0.64)	$1.68	$(0.71)
Depreciation and amortization of real estate assets	1.59	1.81	3.19	3.61
Gain on sales of real estate	—	—	—	(0.08)
Impairment of real estate – rental properties and land	1.30	0.77	1.33	0.77
Allocation to unvested restricted stock awards	(0.02)	(0.01)	(0.03)	(0.01)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	2.44	1.93	6.17	3.58
Unrealized (gains) losses on non-real estate investments	(0.77)	0.13	(0.71)	0.53
Impairment of non-real estate investments	0.05	0.23	0.13	0.30
Impairment of real estate	—	0.04	—	0.23
Gain on early extinguishment of debt	—	—	(2.14)	—
Allocation to unvested restricted stock awards	0.01	—	0.01	(0.01)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1.73	$2.33	$3.46	$4.63

Weighted-average shares of common stock outstanding – diluted(1)
Earnings per share – diluted	170,718	170,135	171,040	170,328
Funds from operations – diluted, per share	171,210	170,192	171,040	170,390
Funds from operations – diluted, as adjusted, per share	171,210	170,192	171,040	170,390

(1)Refer to “Weighted-average shares of common stock outstanding – diluted” in this section for additional information.
The following table reconciles net income (loss) to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three and six months ended June 30, 2026 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	June 30, 2026		June 30, 2026
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Net income	$33,814	$70,538	$413	$266
Depreciation and amortization of real estate assets	31,518	60,991	805	1,719
Funds from operations	$65,332	$131,529	$1,218	$1,985

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
In addition, we believe that excluding charges related to stock compensation and unrealized gains or losses facilitates investors’ comparison of our business activities across periods without the volatility resulting from market forces outside of our control.
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

The following table reconciles net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and calculates the Adjusted EBITDA margin for the three and six months ended June 30,
2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(38,969)	$(62,189)	$359,408	$(23,527)
Interest expense	64,342	55,296	128,926	106,172
Income taxes	1,845	1,020	5,070	2,165
Depreciation and amortization	304,384	346,123	609,825	688,185
Stock compensation expense	10,146	12,530	21,178	22,594
Gain on early extinguishment of debt	—	—	(366,435)	—
Gain on sales of real estate	—	—	—	(13,165)
Unrealized (gains) losses on non-real estate investments	(131,933)	21,938	(121,601)	90,083
Impairment of real estate	222,470	129,606	227,969	161,760
Impairment of non-real estate investments	8,998	39,216	21,446	50,396
Increase in provision for expected credit losses on financial instruments	—	—	—	285
Adjusted EBITDA	$441,283	$543,540	$885,786	$1,084,948

Total revenues	$662,784	$762,040	$1,333,806	$1,520,198

Adjusted EBITDA margin	67%	71%	66%	71%
Advanced technology
Advanced technology space serves tech office and non-life-science uses of real estate by users whose operations require building characteristics, infrastructure, or systems beyond those typically found in traditional office space. Similar to laboratory space, advanced technology space may require enhanced floor-loading capacity; increased electrical capacity, redundancy, and resilience;
greater floor-to-floor heights or clear heights; enhanced freight and loading access; enhanced security features; and specialized HVAC, exhaust, or other critical building systems.
Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP. It includes the amortization of deferred revenue related to tenant-funded and tenant-built landlord improvements for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of June 30, 2026, approximately 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.
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
Credit rating
Represents the credit ratings assigned by S&P Global Ratings or Moody’s Ratings as of June 30, 2026. A credit rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time.
Development, redevelopment, and pre-construction
A key component of our business model is our disciplined allocation of capital to the development and redevelopment of new
Class A/A+ properties, as well as property enhancements identified during the underwriting of certain acquired properties. These efforts are primarily concentrated in collaborative Megacampus ecosystems within AAA life science and advanced technology innovation clusters, as well as other strategic locations that support innovation and growth. These projects are generally focused on providing high-
quality, generic, and reusable spaces that meet the real estate requirements of a wide range of tenants. Upon completion, each development or redevelopment project is expected to generate increases in rental income, net operating income, and cash flows. Our development and redevelopment projects are generally in locations that are highly desirable to high-quality entities, which we believe results in higher occupancy levels, longer lease terms, higher rental income, higher returns, and greater long-term asset value.
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
Dividend yield
Dividend yield for the quarter represents the annualized quarterly dividend per share divided by the closing common stock price at the end of the quarter.
Fixed-charge coverage ratio
Fixed-charge coverage ratio is a non-GAAP financial measure representing the ratio of Adjusted EBITDA to cash interest and fixed charges. We believe that this ratio is useful to investors as a supplemental measure of our ability to satisfy fixed financing obligations and preferred stock dividends. Fixed charges equal interest expense calculated in accordance with GAAP plus capitalized interest, plus preferred stock dividends, less amortization of loan fees and debt premiums (discounts), and less any portion of interest expense or preferred stock dividends incurred from any corresponding portion of any hybrid instrument that is treated as equity, generally consistent with the treatment by key rating agencies.
The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and computes fixed-charge coverage ratio for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Adjusted EBITDA	$441,283	$543,540	$885,786	$1,084,948

Interest expense	$64,342	$55,296	$128,926	$106,172
Capitalized interest	73,717	82,423	143,690	162,488
Amortization of loan fees	(4,417)	(4,615)	(8,845)	(9,306)
Amortization of debt discounts	(352)	(335)	(672)	(684)
Cash interest and fixed charges	$133,290	$132,769	$263,099	$258,670

Fixed-charge coverage ratio:
– period annualized	3.3x	4.1x	3.4x	4.2x
– trailing 12 months	3.6x	4.3x	3.6x	4.3x
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

Gross assets
Gross assets are calculated as total assets plus accumulated depreciation as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
Total assets	$34,632,226	$34,081,835
Accumulated depreciation	6,648,143	6,127,525
Gross assets	$41,280,369	$40,209,360

Incremental annual net operating income on development and redevelopment projects
Incremental annual net operating income represents the amount of net operating income, on an annualized basis, expected to be realized upon a project being placed into service and achieving full occupancy. Incremental annual net operating income is calculated as the initial stabilized yield multiplied by the project’s total cost at completion.
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
Investment-grade or publicly traded large cap tenants
Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended June 30, 2026, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Ratings and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decrease below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.
Investments in real estate
The following table presents our new Class A/A+ development and redevelopment pipeline, excluding properties held for sale, as a percentage of gross assets and as a percentage of annual rental revenue as of June 30, 2026 (dollars in thousands):

	Book Value	Percentage of Gross Assets
Projects under active construction	$2,716,588	7%
Future development projects(1) and land parcels primarily located in Megacampuses	3,729,608	9
Total Class A/A+ development and redevelopment pipeline, excluding properties held for sale	6,446,196	16
Properties held for sale – land parcels	188,192	—
Total Class A/A+ development and redevelopment pipeline	$6,634,388	16%

(1)Includes projects with existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses.

The square footage presented in the table below is classified as operating as of June 30, 2026, and excludes properties classified as held for sale. These lease expirations or vacant space at recently acquired properties represent future opportunities for which we intend, subject to market conditions and leasing, to commence first-time conversion from non-laboratory space to laboratory space, or to commence future ground-up development:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2026	2027	Thereafter(1)	Total
Future projects:
446, 458, and 500 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	116,623	116,623
Campus Point by Alexandria/University Town Center	Dev	—	—	96,805	96,805
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	457,013	457,013
1150 El Camino Real/South San Francisco	Dev	—	—	152,000	152,000
2100 Geng Road/Palo Alto	Dev	—	—	12,125	12,125
960 Industrial Road/San Carlos	Dev	—	—	112,590	112,590
Total		—	—	947,156	947,156

(1)Includes vacant square footage as of June 30, 2026.
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
The following table reconciles our annual rental revenue and development and redevelopment pipeline RSF, excluding properties classified as held for sale, as of June 30, 2026 (dollars in thousands):

	Annual Rental Revenue	Development and Redevelopment Pipeline RSF
Megacampus	$1,444,106	16,828,718
Core and non-core	363,742	4,421,866
Total	$1,807,848	21,250,584

Megacampus as a percentage of annual rental revenue and of total development and redevelopment pipeline RSF	80%	79%
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
The following table reconciles net cash flows from operating activities, the most directly comparable financial measure presented in accordance with GAAP, to net cash provided by operating activities, as adjusted:

	Six Months Ended June 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$533,592	668,190
Decreases in operating assets and liabilities	166,799	203,101
Common stock dividends paid	(247,594)	(457,217)
Distributions to noncontrolling interests	(111,860)	(123,618)
Net cash provided by operating activities, as adjusted	$340,937	$290,456
Net debt and preferred stock to Adjusted EBITDA
Net debt and preferred stock to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure for evaluating our balance sheet leverage. Net debt and preferred stock is calculated at the end of the applicable period and equals total consolidated debt (including unsecured senior and secured debt) plus preferred stock, less cash, cash equivalents, restricted cash, and the portion of any hybrid instrument included in debt or preferred stock that is treated as equity, generally consistent with the treatment by key rating agencies. Refer to “Adjusted EBITDA and Adjusted EBITDA margin” in this section for further information on the calculation of Adjusted EBITDA.
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

The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of June 30,
2026 and December 31, 2025 (dollars in thousands):

	June 30, 2026	December 31, 2025
Unsecured senior notes payable	$10,818,366	$12,047,394
Unsecured senior line of credit and commercial paper	1,994,508	353,161
Unamortized deferred financing costs	67,066	74,314
Cash and cash equivalents	(470,449)	(549,062)
Restricted cash	(4,690)	(4,693)
Preferred stock	—	—
Net debt and preferred stock	$12,404,801	$11,921,114

Adjusted EBITDA:
– quarter annualized	$1,765,132	$2,097,444
– trailing 12 months	$1,942,649	$2,141,811

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	7.0x	5.7x
– trailing 12 months	6.4x	5.6x

Net operating income, net operating income (cash basis), and operating margin
The following table reconciles net income (loss) to net operating income and net operating income (cash basis) and computes operating margin for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss) income	$(38,969)	$(62,189)	$359,408	$(23,527)

Equity in (earnings) losses of unconsolidated real estate joint ventures	(413)	9,021	(266)	9,528
General and administrative expenses	36,861	29,128	71,546	59,803
Interest expense	64,342	55,296	128,926	106,172
Depreciation and amortization	304,384	346,123	609,825	688,185
Impairment of real estate	222,470	129,606	227,969	161,760
Gain on early extinguishment of debt	—	—	(366,435)	—
Gain on sales of real estate	—	—	—	(13,165)
Investment (income) loss	(133,227)	30,622	(128,645)	80,614
Net operating income	455,448	537,607	902,328	1,069,370
Straight-line rent revenue	(901)	(18,536)	(18,763)	(40,559)
Amortization of deferred revenue related to tenant-funded and -built landlord improvements	(7,484)	(2,401)	(12,889)	(4,052)
Amortization of acquired below-market leases	(8,381)	(10,196)	(13,996)	(25,418)
Provision for expected credit losses on financial instruments	—	—	—	285
Net operating income (cash basis)	$438,682	$506,474	$856,680	$999,626

Net operating income (cash basis) – annualized	$1,754,728	$2,025,896	$1,713,360	$1,999,252

Net operating income (from above)	$455,448	$537,607	$902,328	$1,069,370
Total revenues	$662,784	$762,040	$1,333,806	$1,520,198
Operating margin	69%	71%	68%	70%
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
Tenant recoveries
Tenant recoveries represent revenues comprising reimbursement of real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses and are earned in the period during which the applicable expenses are incurred and the tenant’s obligation to reimburse us arises.
We classify rental revenues and tenant recoveries generated through the leasing of real estate assets within revenues in income from rentals in our consolidated statements of operations. We provide investors with a separate presentation of rental revenues and tenant recoveries in “Results of operations” in Item 2 because we believe it promotes investors’ understanding of our operating results. We believe that the presentation of tenant recoveries is useful to investors as a supplemental measure of our ability to recover operating expenses under our triple net leases, including recoveries of utilities, repairs and maintenance, insurance, property taxes, common area expenses, and other operating expenses, and of our ability to mitigate the effect on net income of any significant variability in components of our operating expenses.
The following table reconciles income from rentals to tenant recoveries for the three and six months ended June 30, 2026 and
2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from rentals	$643,210	$737,279	$1,296,223	$1,480,454
Rental revenues	(486,589)	(553,377)	(961,375)	(1,105,489)
Tenant recoveries	$156,621	$183,902	$334,848	$374,965
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
The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Unencumbered net operating income	$455,448	$535,766	$902,328	$1,066,457
Encumbered net operating income	—	1,841	—	2,913
Total net operating income	$455,448	$537,607	$902,328	$1,069,370
Unencumbered net operating income as a percentage of total net operating income	100.0%	99.7%	100.0%	99.7%
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
The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three and six months ended June 30, 2026 and 2025 are calculated as follows. Also shown are the weighted-average unvested RSAs with nonforfeitable dividends used in calculating the amounts allocable to these awards pursuant to the two-class method for each of the respective periods presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic shares for earnings per share	170,718	170,135	170,658	170,328
Unvested RSAs with forfeitable dividends	—	—	382	—
Diluted shares for earnings per share	170,718	170,135	171,040	170,328

Basic shares for funds from operations per share and funds from operations per share, as adjusted	170,718	170,135	170,658	170,328
Unvested RSAs with forfeitable dividends	492	57	382	62
Diluted shares for funds from operations per share and funds from operations per share, as adjusted	171,210	170,192	171,040	170,390

Weighted-average unvested RSAs with nonforfeitable dividends used in the allocations of net income, funds from operations, and funds from operations, as adjusted	1,276	1,998	1,308	2,025

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest rate risk
The primary market risk to which we believe we may be exposed is interest rate risk, which may result from many factors, including government monetary and tax policies, domestic and international economic and political considerations, and other factors that are beyond our control.
In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate hedge agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates may carry additional risks, such as counterparty credit risk and the legal enforceability of hedge agreements. As of June 30, 2026, we did not have any outstanding interest rate hedge agreements.
Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevalent market interest rates. The following tables illustrate the effect of a 1% change in interest rates, assuming a zero percent interest rate floor, on our fixed-
and variable-rate debt as of June 30, 2026 (in thousands):

	As of
	June 30, 2026	December 31, 2025
Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(7,496)	$(1,259)
Rate decrease of 1%	$7,496	$1,259

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(654,859)	$(746,058)
Rate decrease of 1%	$738,814	$852,698
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
will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10% change in the value of our equity investments would have on earnings as of June 30, 2026 and December 31, 2025 (in thousands):

	As of
	June 30, 2026	December 31, 2025
Equity price risk:
Fair value increase of 10%	$128,825	$114,387
Fair value decrease of 10%	$(128,825)	$(114,387)

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
potential future earnings and on the fair value of our net investment in Canadian subsidiaries, based on our current operating assets outside the U.S. as of June 30, 2026 and December 31, 2025 (in thousands):

	As of
	June 30, 2026	December 31, 2025
Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$348	$182
Rate decrease of 10%	$(348)	$(182)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$34,763	$35,306
Rate decrease of 10%	$(34,763)	$(35,306)

Change in the fair value of cross-currency swap agreements designated as a net investment hedge(1):
Rate increase of 10% (USD weakening)	$(18,800)	$(24,600)
Rate decrease of 10% (USD strengthening)	$18,800	$24,600
(1)Refer to Note 11 – “Hedge agreements” to our unaudited consolidated financial statements for additional information.
The sensitivity analyses assume a parallel shift of all foreign currency exchange rates with respect to the U.S. dollar; however, foreign currency exchange rates do not typically move in such a manner, and actual results may differ materially.
Our exposure to market risk elements for the six months ended June 30, 2026 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of June 30, 2026, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in internal control over financial reporting
There has not been any change in our internal control over financial reporting during the three months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Stockholder Matters
On November 25, 2025, a securities class action was filed against the Company and certain of its officers and directors in the
United States District Court for the Central District of California. The operative complaint alleges violations of the federal securities laws based on alleged material misrepresentations and omissions related to the Company’s business performance and real estate impairment charges. The complaint seeks damages and other relief on behalf of investors who acquired the Company’s securities between January 30, 2024 and December 5, 2025. The defendants moved to dismiss the action on May 20, 2026.
On February 3, 2026, March 25, 2026, and June 25, 2026, stockholder derivative actions were filed against certain officers and directors of the Company, with the Company named as a nominal defendant, in the United States District Court for the District of
Maryland and the United States District Court for the Central District of California. The derivative complaints assert claims under the federal securities laws and state law based on allegations similar to those in the securities class action and seek damages and other relief on behalf of the Company. The first two derivative actions were stayed on April 8, 2026 and June 23, 2026, respectively, pending resolution of any motion to dismiss in the securities class action.
The Company does not believe the complaints state any meritorious claims and intends to defend these cases vigorously.
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

ITEM 5. OTHER INFORMATION
Disclosure of 10b5-1 plans
On June 17, 2026, Marc E. Binda, our Chief Financial Officer and Treasurer, terminated a Rule 10b5-1 trading arrangement that he had previously adopted in December 2025 for the sale from time to time of up to 23,368 shares of common stock. The trading arrangement was intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) and was scheduled to expire on December 1, 2026.
On June 18, 2026, Hallie E. Kuhn, our Executive Vice President – Capital Markets and Co-Lead – Life Science, terminated a
Rule 10b5-1 trading arrangement that she had previously adopted in December 2025 for the sale from time to time of up to 2,574 shares of common stock. The trading arrangement was intended to satisfy the affirmative defense conditions of Securities Exchange
Act Rule 10b5-1(c) and was scheduled to expire on October 16, 2026.
On June 25, 2026, Hart Cole, our Co-President & Co-Regional Market Director – Seattle, terminated a Rule 10b5-1 trading arrangement that he had previously adopted in December 2025 for the sale from time to time of up to 20,000 shares of common stock.
The trading arrangement was intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) and was scheduled to expire on January 29, 2027.
During the three months ended June 30, 2026, no other officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

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
101.1
The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended June 30, 2026, formatted in iXBRL (Inline
eXtensible Business Reporting Language): (i) Consolidated Balance Sheets
as of June 30, 2026 and December 31, 2025 (unaudited), (ii) Consolidated
Statements of Operations for the three and six months ended June 30, 2026 and 2025 (unaudited), (iii) Consolidated Statements of Comprehensive
Income for the three and six months ended June 30, 2026 and 2025
(unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity
and Noncontrolling Interests for the three and six months ended June 30,
2026 and 2025 (unaudited), (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 (unaudited), and (vi) Notes to
Consolidated Financial Statements (unaudited)
		N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith
(*) Incorporated by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 3, 2026.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Executive Chairman (Principal Executive Officer)

/s/ Peter M. Moglia
Peter M. Moglia Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

/s/ Marc E. Binda
Marc E. Binda Chief Financial Officer and Treasurer (Principal Financial Officer)