Form 10-Q
period 2026-09-30
ALEXANDRIA REAL ESTATE EQUITIES, INC.
filed 2026-10-26
CIK 1035443

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
    ☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒
As of October 15, 2026, 174,160,645 shares of common stock, par value $0.01 per share, were outstanding.
i
TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

	Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025 ..................................................	1

	Consolidated Financial Statements for the Three and Nine Months Ended September 30, 2026 and 2025:

	Consolidated Statements of Operations ...................................................................................................................	2

	Consolidated Statements of Comprehensive Income ............................................................................................	3

	Consolidated Statements of Changes in Stockholders’ Equity and Noncontrolling Interests ..........................	4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2026 and 2025 ...................	8

	Notes to Consolidated Financial Statements ....................................................................................................................	10

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........................................................................................................................................................................	51

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .........................................................	129

Item 4.	CONTROLS AND PROCEDURES ......................................................................................................................................	130

PART II – OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS ......................................................................................................................................................	131

Item 1A.	RISK FACTORS ....................................................................................................................................................................	131

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS ...................................................	131

Item 5.	OTHER INFORMATION .......................................................................................................................................................	131

Item 6.	EXHIBITS ...............................................................................................................................................................................	132

SIGNATURES .................................................................................................................................................................................................		133
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

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Alexandria Real Estate Equities, Inc.
Consolidated Balance Sheets
(In thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets
Investments in real estate	$28,426,999	$28,689,996
Investments in unconsolidated real estate joint ventures	28,580	30,677
Cash and cash equivalents	508,855	549,062
Restricted cash	4,908	4,693
Tenant receivables	6,168	6,672
Deferred rent	1,210,911	1,179,403
Deferred leasing costs	452,164	458,311
Investments	1,735,673	1,501,249
Other assets	1,677,464	1,661,772
Total assets	$34,051,722	$34,081,835

Liabilities, Noncontrolling Interests, and Equity
Unsecured senior notes payable	$10,820,687	$12,047,394
Junior subordinated notes payable	985,143	—
Unsecured senior line of credit and commercial paper	1,091,166	353,161
Accounts payable, accrued expenses, and other liabilities	2,604,418	2,397,073
Dividends payable	131,999	127,771
Total liabilities	15,633,413	14,925,399

Commitments and contingencies

Redeemable noncontrolling interests	9,119	58,788

Alexandria Real Estate Equities, Inc.’s stockholders’ equity:
Common stock	1,708	1,705
Additional paid-in capital	14,839,182	15,497,760
Accumulated other comprehensive loss	(33,691)	(29,395)
Alexandria Real Estate Equities, Inc.’s stockholders’ equity	14,807,199	15,470,070
Noncontrolling interests	3,601,991	3,627,578
Total equity	18,409,190	19,097,648
Total liabilities, noncontrolling interests, and equity	$34,051,722	$34,081,835
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Income from rentals	$653,618	$735,849	$1,949,841	$2,216,303
Other income	17,564	16,095	55,147	55,839
Total revenues	671,182	751,944	2,004,988	2,272,142

Expenses:
Rental operations	227,931	239,234	659,409	690,062
General and administrative	40,915	29,224	112,461	89,027
Interest	79,687	54,852	208,613	161,024
Depreciation and amortization	304,419	340,230	914,244	1,028,415
Impairment of real estate	637,904	323,870	865,873	485,630
Total expenses	1,290,856	987,410	2,760,600	2,454,158

Equity in earnings (losses) of unconsolidated real estate joint ventures	75	201	341	(9,327)
Investment income (losses)	23,990	28,161	152,635	(52,453)
(Loss) gain on early extinguishment of debt	(3,323)	(107)	363,112	(107)
Gain on sales of real estate	—	9,366	—	22,531
Net loss	(598,932)	(197,845)	(239,524)	(221,372)
Net income attributable to noncontrolling interests	(38,754)	(34,909)	(109,292)	(127,323)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders	(637,686)	(232,754)	(348,816)	(348,695)
Net income attributable to unvested restricted stock awards	(766)	(2,183)	(2,603)	(7,452)
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(638,452)	$(234,937)	$(351,419)	$(356,147)

Net loss per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$(3.74)	$(1.38)	$(2.06)	$(2.09)
Diluted	$(3.74)	$(1.38)	$(2.06)	$(2.09)
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(598,932)	$(197,845)	$(239,524)	$(221,372)
Other comprehensive (loss) income
Change in foreign currency translation adjustments:
Unrealized foreign currency translation (losses) gains arising during the period	(664)	(4,788)	(4,273)	14,049
Reclassification of gains	—	—	(23)	—
Unrealized (losses) gains on foreign currency translation, net	(664)	(4,788)	(4,296)	14,049

Total other comprehensive (loss) income	(664)	(4,788)	(4,296)	14,049
Comprehensive loss	(599,596)	(202,633)	(243,820)	(207,323)
Less: comprehensive income attributable to noncontrolling interests	(38,754)	(34,909)	(109,292)	(127,323)
Comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders	$(638,350)	$(237,542)	$(353,112)	$(334,646)
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2026	170,728,916	$1,707	$15,585,296	$—	$(33,027)	$3,612,263	$19,166,239	$9,119
Net (loss) income	—	—	—	(637,686)	—	38,563	(599,123)	191
Total other comprehensive loss	—	—	—	—	(664)	—	(664)	—
Contributions from and sales of noncontrolling interests	—	—	(976)	—	—	9,945	8,969	—
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(58,780)	(58,780)	(191)
Issuance pursuant to stock plan	198,617	2	22,114	—	—	—	22,116	—
Taxes related to the net settlement of equity awards	(78,932)	(1)	(4,179)	—	—	—	(4,180)	—
Dividends declared on common stock ($0.72 per share)	—	—	—	(125,387)	—	—	(125,387)	—
Reclassification of net loss and distributions	—	—	(763,073)	763,073	—	—	—	—
Balance as of September 30, 2026	170,848,601	$1,708	$14,839,182	$—	$(33,691)	$3,601,991	$18,409,190	$9,119
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of June 30, 2025	170,146,069	$1,701	$17,200,949	$—	$(27,415)	$4,554,156	$21,729,391	$9,612
Net (loss) income	—	—	—	(232,754)	—	34,368	(198,386)	541
Total other comprehensive loss	—	—	—	—	(4,788)	—	(4,788)	—
Contributions from and sales of noncontrolling interests	—	—	—	—	—	36,107	36,107	—
Distributions to and redemption of noncontrolling interests	—	—	(66,317)	—	—	(175,607)	(241,924)	(201)
Transfer of noncontrolling interests	—	—	—	—	—	(48,710)	(48,710)	48,710
Reallocation of capital to joint venture partner	—	—	(20,000)	—	—	20,000	—	—
Issuance pursuant to stock plan	321,057	4	26,995	—	—	—	26,999	—
Taxes related to the net settlement of equity awards	(128,046)	(2)	(10,944)	—	—	—	(10,946)	—
Dividends declared on common stock ($1.32 per share)	—	—	—	(228,127)	—	—	(228,127)	—
Reclassification of net loss and distributions	—	—	(460,881)	460,881	—	—	—	—
Balance as of September 30, 2025	170,339,080	$1,703	$16,669,802	$—	$(32,203)	$4,420,314	$21,059,616	$58,662
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2025	170,537,867	$1,705	$15,497,760	$—	$(29,395)	$3,627,578	$19,097,648	$58,788
Net (loss) income	—	—	—	(348,816)	—	108,562	(240,254)	730
Total other comprehensive loss	—	—	—	—	(4,296)	—	(4,296)	—
Contributions from and sales of noncontrolling interests	—	—	5,387	—	—	36,610	41,997	—
Distributions to and redemption of noncontrolling interests	—	—	—	—	—	(170,759)	(170,759)	(50,399)
Issuance pursuant to stock plan	514,603	5	71,775	—	—	—	71,780	—
Taxes related to the net settlement of equity awards	(203,869)	(2)	(10,616)	—	—	—	(10,618)	—
Dividends declared on common stock ($2.16 per share)	—	—	—	(376,308)	—	—	(376,308)	—
Reclassification of net loss and distributions	—	—	(725,124)	725,124	—	—	—	—
Balance as of September 30, 2026	170,848,601	$1,708	$14,839,182	$—	$(33,691)	$3,601,991	$18,409,190	$9,119
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Consolidated Statement of Changes in Stockholders’ Equity and Noncontrolling Interests
(Dollars in thousands)
(Unaudited)

	Alexandria Real Estate Equities, Inc.’s Stockholders’ Equity
	Number of Common Shares	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interests	Total Equity	Redeemable Noncontrolling Interests
Balance as of December 31, 2024	172,203,443	$1,722	$17,933,572	$—	$(46,252)	$4,489,447	$22,378,489	$19,972
Net (loss) income	—	—	—	(348,695)	—	126,311	(222,384)	1,012
Total other comprehensive income	—	—	—	—	14,049	—	14,049	—
Contributions from and sales of noncontrolling interests	—	—	73	—	—	132,089	132,162	—
Distributions to and redemption of noncontrolling interests	—	—	(73,365)	—	—	(298,823)	(372,188)	(11,032)
Transfer of noncontrolling interests	—	—	—	—	—	(48,710)	(48,710)	48,710
Reallocation of capital to joint venture partner	—	—	(20,000)	—	—	20,000	—	—
Issuance pursuant to stock plan	472,123	5	87,526	—	—	—	87,531	—
Taxes related to the net settlement of equity awards	(184,193)	(2)	(16,372)	—	—	—	(16,374)	—
Repurchase of common stock	(2,152,293)	(22)	(208,165)	—	—	—	(208,187)	—
Dividends declared on common stock ($3.96 per share)	—	—	—	(684,772)	—	—	(684,772)	—
Reclassification of net loss and distributions	—	—	(1,033,467)	1,033,467	—	—	—	—
Balance as of September 30, 2025	170,339,080	$1,703	$16,669,802	$—	$(32,203)	$4,420,314	$21,059,616	$58,662
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2026	2025
Operating Activities:
Net loss	$(239,524)	$(221,372)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	914,244	1,028,415
Impairment of real estate	865,873	485,630
Gain on sales of real estate	—	(22,531)
(Gain) loss on early extinguishment of debt	(363,112)	107
Equity in (earnings) losses of unconsolidated real estate joint ventures	(341)	9,327
Distributions of earnings from unconsolidated real estate joint ventures	1,004	1,749
Amortization of loan fees	13,267	13,811
Amortization of debt discounts	1,025	1,009
Amortization of acquired above- and below-market leases	(22,229)	(31,874)
Deferred rent	(21,229)	(59,380)
Stock compensation expense	33,131	32,887
Investment (income) losses	(152,635)	52,453
Changes in operating assets and liabilities:
Tenant receivables	473	12
Deferred leasing costs	(54,052)	(64,259)
Other assets	(28,523)	(37,647)
Accounts payable, accrued expenses, and other liabilities	(71,962)	(86,669)
Net cash provided by operating activities	875,410	1,101,668

Investing Activities:
Proceeds from sales of real estate	236,286	227,105
Additions to investments in real estate	(1,328,092)	(1,538,613)
Sale of interests in unconsolidated real estate joint ventures	1,917	—
Investments in unconsolidated real estate joint ventures	(557)	(11,239)
Change in escrow deposits	—	(7,364)
Return of capital from unconsolidated real estate joint ventures	113	458
Additions to non-real estate investments	(199,266)	(184,952)
Sales of and distributions from non-real estate investments	123,660	77,067
Net cash used in investing activities	$(1,165,939)	$(1,437,538)

Alexandria Real Estate Equities, Inc. Consolidated Statements of Cash Flows (In thousands) (Unaudited)
	Nine Months Ended September 30,
	2026	2025
Financing Activities:
Borrowings under secured notes payable	$—	$4,031
Repayments of borrowings under secured notes payable	(8,892)	(154,212)
Proceeds from issuance of unsecured senior notes payable	747,592	548,532
Repayments of unsecured senior notes payable	(1,602,203)	(600,000)
Proceeds from issuance of junior subordinated notes payable	1,000,000	—
Proceeds from issuances under commercial paper program	38,494,264	15,378,015
Repayments of borrowings under commercial paper program	(37,755,314)	(13,828,015)
Payments of loan fees	(57,893)	(5,307)
Taxes paid related to net settlement of equity awards	(10,594)	(17,207)
Repurchase of common stock	—	(208,187)
Dividends on common stock	(371,427)	(684,419)
Contributions from and sales of noncontrolling interests	36,604	132,162
Distributions to noncontrolling interests	(171,248)	(186,725)
Purchases and redemptions of noncontrolling interests	(49,822)	(17,818)
Net cash provided by financing activities	251,067	360,850

Effect of foreign exchange rate changes on cash and cash equivalents	(530)	(648)

Net (decrease) increase in cash, cash equivalents, and restricted cash	(39,992)	24,332
Cash, cash equivalents, and restricted cash as of the beginning of period	553,755	559,847
Cash, cash equivalents, and restricted cash as of the end of period	$513,763	$584,179

Supplemental Disclosure and Non-Cash Investing and Financing Activities:
Cash paid during the period for interest, net of interest capitalized	$191,189	$128,808
Accrued construction for current-period additions to real estate	$248,232	$233,622
Transfer of real estate assets and/or equipment from tenants	$405,733	$171,153
Acquisition of real estate and other assets in connection with the assumption of related secured notes payable of an unconsolidated real estate joint venture	$8,892	$—
Notes receivable issued in connection with sales of real estate	$—	$91,000
Derecognition of net investment in real estate from sales-type lease	$—	$4,677
Reallocation of additional paid-in capital to consolidated joint venture partner’s noncontrolling interest	$—	$20,000
Exchange of joint venture interests:
Disposition of our interest in Pacific Technology Park	$—	$82,392
Acquisition of our partner’s noncontrolling interest in 199 East Blaine Street	$—	$96,543
The accompanying notes are an integral part of these consolidated financial statements.

Alexandria Real Estate Equities, Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1.ORGANIZATION AND BASIS OF PRESENTATION
Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® life science REIT, is the pioneer of the life science real estate niche since its founding in 1994. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative
Megacampus™ ecosystems in AAA life science and advanced technology innovation cluster locations, including Greater Boston, San
Diego, the San Francisco Bay Area, Seattle, Maryland, Research Triangle, and New York City. As of September 30, 2026, Alexandria
has a total market capitalization of $21.01 billion and an asset base that includes 36.5 million RSF of operating properties and 1.9 million RSF of Class A/A+ properties undergoing construction. As used in this quarterly report on Form 10-Q, references to the
“Company,” “Alexandria,” “ARE,” “we,” “us,” and “our” refer to Alexandria Real Estate Equities, Inc. and its consolidated subsidiaries.
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
International operations
As of September 30, 2026, in addition to operating properties in the U.S., we had 11 properties in Canada. The functional currency for our subsidiaries operating in the U.S. is the U.S. dollar. The local currency of a foreign subsidiary serves as its functional currency. The assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect as of the financial statement date. Revenue and expense accounts of our foreign subsidiaries are translated using the weighted-average exchange rate for the periods presented. Gains or losses resulting from the translation are classified in accumulated other comprehensive income (loss) as a separate component of total equity and are excluded from net income (loss).

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
Investments in publicly traded companies
Our investments in publicly traded companies are classified as investments with readily determinable fair values and are presented at fair value in our consolidated balance sheets, with changes in fair value classified in investment income (losses) in our consolidated statements of operations. The fair values for our investments in publicly traded companies are determined based on sales prices or quotes available on securities exchanges.
Investments in privately held companies
Our investments in privately held entities without readily determinable fair values consist of (i) investments in privately held entities that report NAV per share and (ii) investments in privately held entities that do not report NAV per share. These investments are accounted for as follows:
Investments in privately held entities that report NAV per share
Investments in privately held entities that report NAV per share, such as our privately held investments in limited partnerships, are presented at fair value using NAV as a practical expedient, with changes in fair value classified in investment income (losses) in our consolidated statements of operations. We use NAV per share reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date.
Investments in privately held entities that do not report NAV per share
Investments in privately held entities that do not report NAV per share are accounted for using a measurement alternative under which these investments are measured at cost, adjusted for observable price changes and impairments, with changes classified in investment income (losses) in our consolidated statements of operations.

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
Investment income/loss recognition and classification
We recognize both realized and unrealized gains and losses in our consolidated statements of operations, classified in investment income (losses) in our consolidated statements of operations. Unrealized gains and losses represent:
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
Revenues
The table below provides details of our consolidated total revenues for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$641,492	$722,643	$1,911,559	$2,176,999
Direct financing and sales-type leases	686	1,409	2,542	3,308
Revenues subject to the lease accounting standard	642,178	724,052	1,914,101	2,180,307
Revenues subject to the revenue recognition accounting standard	11,440	11,797	35,740	35,996
Income from rentals	653,618	735,849	1,949,841	2,216,303
Other income	17,564	16,095	55,147	55,839
Total revenues	$671,182	$751,944	$2,004,988	$2,272,142

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
During the three and nine months ended September 30, 2026, revenues that were subject to the lease accounting standard aggregated $642.2 million and $1.91 billion, respectively, and represented 95.7% and 95.5% of our total revenues. During the three and nine months ended September 30, 2025, revenues that were subject to the lease accounting standard aggregated $724.1 million and
$2.18 billion, respectively, and represented 96.3% and 96.0% of our total revenues. Our other income consisted primarily of management and other fees and interest income earned during each period presented. For a detailed discussion related to our revenue streams, refer to “Lease accounting” and “Recognition of revenue arising from contracts with customers” in Note 2 – “Summary of
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
For each lease for which we determine that collectibility of future lease payments is not probable, we cease the recognition of income from rentals on a straight-line basis and limit the recognition of income to the lesser of payments collected from the lessee or lease income that would have been recognized on a straight-line basis. We do not resume straight-line recognition of income from rentals for these leases until we determine that the collectibility of future payments related to these leases is probable. We also record a general allowance related to the deferred rent balances that at the portfolio level (not the individual level) are not expected to be collected in full through the lease term. As of September 30, 2026 and December 31, 2025, our general allowance balance aggregated
$27.0 million and $14.3 million, respectively.
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
Total revenues subject to the revenue recognition accounting standard and classified within income from rentals in our consolidated statements of operations for the three and nine months ended September 30, 2026 included $11.4 million and $35.7 million, respectively, primarily related to short-term parking revenues associated with long-term lease agreements. Short-term parking revenues do not qualify for the single component accounting policy, as discussed in “Lessor accounting” in Note 2 – “Summary of significant accounting policies,” due to the difference in the timing and pattern of transfer of our parking service obligations and associated lease components within the same lease agreement. We recognize short-term parking revenues in accordance with the revenue recognition accounting standard when the service is provided and the performance obligation is satisfied, which normally occurs at a point in time.
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
Forward equity sales agreements
From time to time, we enter into forward equity sales agreements and account for them in accordance with the accounting guidance governing financial instruments and derivatives. Under the accounting guidance, our forward equity sales agreements are typically not deemed to be liabilities as they generally do not embody obligations to repurchase our shares, nor do they embody obligations to issue a variable number of shares for which the monetary value is predominantly fixed, varied with something other than the fair value of our shares, or varied inversely in relation to our shares. We also evaluate whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. Our forward equity sales agreements are classified as equity contracts based on the following assessment: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions preclude the agreements from being indexed to our own stock.
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
consolidated financial statements.

3.INVESTMENTS IN REAL ESTATE
Our consolidated investments in real estate consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Rental properties:
Land (related to rental properties)	$3,677,185	$3,204,479
Buildings and building improvements	21,200,081	19,738,825
Other improvements	4,861,970	4,371,720
Rental properties	29,739,236	27,315,024
Current and future development and redevelopment projects	4,627,533	6,788,464
Gross investments in real estate	34,366,769	34,103,488
Less: accumulated depreciation	(6,521,199)	(5,970,171)
Investments in real estate assets held for sale, less accumulated depreciation(1)	581,429	556,679
Investments in real estate	$28,426,999	$28,689,996
(1)Refer to “Assets held for sale” below.
Assets held for sale
As of September 30, 2026, we had 18 operating properties and one development project aggregating 1.3 million RSF, and land parcels aggregating 2.1 million SF that were classified as held for sale.
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
discontinued operations. We cease depreciation of our properties upon their classification as held for sale.
The following table presents the components of net assets related to real estate investments that met the criteria for classification as held for sale as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Investments in real estate, less accumulated depreciation	$581,429	$556,679
Other assets	122,913	37,859
Total assets	704,342	594,538

Total liabilities	(3,767)	(12,235)
Total accumulated other comprehensive loss (income)	2,205	(566)
Net assets classified as held for sale	$702,780	$581,737
For additional information, refer to “Real estate sales” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.

3.INVESTMENTS IN REAL ESTATE (continued)
Sales of real estate assets and impairment of real estate
Our completed dispositions of real estate assets during the nine months ended September 30, 2026 and in October 2026 consisted of the following (dollars in thousands):

				Square Footage		Sales Price (Our Share)
Property	Submarket/Market	Date of Sale	Interest Sold	Operating	Land and Future
Completed during nine months ended September 30, 2026:
3825 and 3875 Fabian Way	Palo Alto/San Francisco Bay Area	7/14/26	100%	228,000	250,000	$163,000
One Hampshire Street	Cambridge/Greater Boston	8/21/26	100%	104,956	—	44,900
3911, 3931, 4025, 4031, 4045, and 4075 Sorrento Valley Boulevard	Sorrento Valley/San Diego	9/23/26	100%	95,814	144,000	26,500
Other	Various					7,350
						241,750	(1)
Completed in October 2026:
Campus Point by Alexandria(2)	University Town Center/San Diego	10/23/26	(2)	1,586,697	366,816	475,000
						$716,750

(1)Represents the aggregate contractual sales price of our dispositions, which differs from the sum of sales proceeds disclosed in our consolidated statement of cash flows under “Investing activities” (proceeds from sales of real estate), amounts under “Financing activities” (contributions from and sales of noncontrolling interests), and amounts under “Supplemental disclosure and non-cash investing and financing activities” (non-cash consideration) primarily due to the timing of payment, closing costs, and other sales adjustments such as prorations of rents and expenses.
(2)Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional details.
Impairment of real estate
During the nine months ended September 30, 2026, we recognized impairment charges aggregating $865.9 million, classified within impairment of real estate in our consolidated statement of operations, primarily related to the following assets:
Greater Boston market
•During the three months ended June 30, 2026, we recognized an additional impairment charge of $24.8 million related to one vacant office property, aggregating 104,956 RSF, in the Cambridge submarket of our Greater Boston market, to reduce its carrying amount to its updated estimated fair value less costs to sell of approximately $43.7 million based on recent negotiations with a potential buyer. This asset was classified as held for sale in December 2025 following our assessment of the project’s financial outlook, including the significant capital required to redevelop and lease the property. As a result, we decided to sell this asset and reinvest the sales proceeds in other projects with greater value-creation opportunities, and recognized an impairment charge of $105.7 million in December 2025. The sale was completed in August 2026, with no gain or loss recognized.
•Impairment charge of $343.3 million was recognized to reduce the carrying amount of one development property at 421 Park
Drive in our Fenway submarket, to its estimated fair value less costs to sell of approximately $238.9 million based on recent negotiations with an institutional user for the sale of 339,668 RSF, representing substantially all of the 392,011 RSF development project at this location. The asset met the criteria for classification as held for sale as of September 30, 2026, following our decision to sell and reallocate the substantial near-term capital that the asset would have required to complete the development toward other projects with greater value-creation opportunities. We expect to complete the sale within the next 12 months.
San Diego market
•During the three months ended June 30, 2026, an impairment charge of $64.2 million was recognized to reduce the carrying amount of a land parcel located outside of a Megacampus aggregating 425,000 SF in the Sorrento Mesa submarket of our
San Diego market, to its estimated fair value less costs to sell of approximately $43.3 million. The land parcel met the criteria for classification as held for sale as of June 30, 2026, following our reevaluation of the capital required to develop the site and its alignment with our Megacampus strategy, resulting in our decision to monetize the asset and reallocate capital to other projects with greater value-creation opportunities. The asset is expected to be sold to a residential developer and we expect to complete the sale within the next 12 months.
•During the three months ended June 30, 2026, an impairment charge of $28.2 million was recognized to reduce the carrying amounts of five operating properties, primarily comprising non-laboratory space, aggregating 95,814 RSF and one land parcel aggregating 144,000 SF in the Sorrento Valley submarket of our San Diego market, to their estimated fair values less costs to sell of approximately $26.7 million. These assets met the criteria for classification as held for sale as of June 30, 2026, following our evaluation of the significant capital that would have been required to convert these properties through redevelopment for laboratory use and their lack of alignment with our Megacampus strategy, resulting in our decision to monetize these assets and reallocate capital to other projects with greater value-creation opportunities. The sale was completed in September 2026, with no gain or loss recognized.

3.INVESTMENTS IN REAL ESTATE (continued)
•Impairment charge of $9.4 million was recognized during the three months ended September 30, 2026 to reduce the carrying amount of one operating property aggregating 27,689 RSF in the Sorrento Valley submarket of our San Diego market, to its estimated fair value less costs to sell of approximately $10.9 million. This asset met the criteria for classification as held for sale as of September 30, 2026, following our evaluation of the asset’s lack of alignment with our Megacampus strategy, resulting in our decision to sell this asset and reallocate capital to other projects with greater value-creation opportunities. We expect to complete the sale within the next 12 months.
•During the three months ended September 30, 2026, we recognized an additional impairment charge of $8.5 million related to four operating properties, aggregating 157,449 RSF in the Sorrento Mesa and Sorrento Valley submarkets of our San Diego market, to reduce the carrying amounts to their estimated fair values less costs to sell of approximately $54.7 million based on updated negotiations with prospective buyers. These assets were classified as held for sale as of June 30, 2026, following our decision to dispose of these properties and reinvest the sales proceeds in other projects with greater value-creation opportunities, at which time we recognized an impairment charge of $4.2 million. We expect to complete the sales within the next 12 months.
San Francisco Bay Area market
•During the three months ended June 30, 2026, we recognized an additional impairment charge of $29.3 million related to one future development project, aggregating 1.1 million SF, in the SoMa submarket of our San Francisco Bay Area market. The additional impairment charge was recognized to reduce the carrying amount of this asset to its updated estimated fair value less costs to sell of approximately $41.8 million based on recent negotiations with a potential buyer. The asset was classified as held for sale in December 2025 following our commitment to dispose of it and reinvest the sales proceeds in other projects with greater value-creation opportunities, resulting in an impairment charge of $333.4 million recognized in December 2025.
We expect to complete the sale within the next 12 months.
•In June 2026, we entered into a purchase and sale agreement to sell a previously impaired future development project aggregating 250,000 SF and one operating property aggregating 228,000 RSF in the Palo Alto submarket of our San
Francisco Bay Area market. These assets were classified as held for sale in December 2025, at which time we recognized an impairment charge of $144.7 million. During the three months ended June 30, 2026, we recognized a $23.3 million partial reversal of the impairment charge to increase the carrying values of the assets to their aggregate sales price of $163.0 million, less costs to sell. This adjustment was recorded as a partial offset to impairment of real estate in our consolidated statements of operations and did not exceed the cumulative impairment previously recognized on these assets. The sale was completed in July 2026, with no gain or loss recognized.
•Impairment charge of $135.3 million was recognized to reduce the carrying amounts of four vacant office properties, aggregating 292,746 RSF, located on a non-Megacampus in the Palo Alto submarket of our San Francisco Bay Area market, to their estimated fair values less costs to sell of approximately $95.3 million. These assets met the criteria for classification as held for sale as of September 30, 2026. We acquired these office properties in 2022 with the intent to redevelop them into laboratory space. Following our evaluation of the significant capital that would have been required to convert these properties and to lease the vacant spaces, we decided to sell these assets and reallocate capital to other projects with greater value-
creation opportunities. We expect to complete the sale within the next 12 months.
•Impairment charge of $79.2 million was recognized to reduce the carrying amounts of six non-Megacampus properties aggregating 103,325 RSF in the San Carlos submarket of our San Francisco Bay Area market, to their estimated fair values less costs to sell of approximately $39.4 million. These assets met the criteria for classification as held for sale as of
September 30, 2026. We acquired these office-flex assets in 2021 with the intent to redevelop them into laboratory space.
Following our evaluation of the significant capital that would have been required to convert these properties, we decided to sell the assets and reallocate the proceeds to other projects with greater value-creation opportunities. We expect to complete the sale within the next 12 months.
•Impairment charge of $41.6 million was recognized to reduce the carrying amount of one future development project aggregating 240,000 SF in the Palo Alto submarket of our San Francisco Bay Area market, to its estimated fair value less costs to sell of approximately $124.2 million. This non-Megacampus asset met the criteria for classification as held for sale as of September 30, 2026, following our decision to sell the property. Originally acquired in 2018 to support the expansion of our
Megacampus ecosystem, the project was evaluated based on an updated assessment of its financial outlook, including the capital required to complete the development and lease the property. As a result, we decided to sell the asset and reallocate the proceeds to other projects with greater value-creation opportunities. We expect to complete the sale within the next 12 months.
Texas market
•Impairment charge of $50.4 million was recognized to reduce the carrying amount of a non-Megacampus land parcel aggregating 344,000 SF in the Austin submarket of our Texas market, to its estimated fair value less costs to sell of approximately $11.1 million. The land parcel met the criteria for classification as held for sale as of September 30, 2026, following our reevaluation of the capital required to develop the site and its alignment with our Megacampus strategy, resulting in our decision to sell the asset and reallocate capital to other projects with greater value-creation opportunities. We expect to complete the sale within the next 12 months.

3.INVESTMENTS IN REAL ESTATE (continued)
Canada (Non-cluster) market
•During the nine months ended September 30, 2026, we recognized a $55.0 million impairment charge related to a 247,743
RSF non-laboratory property in Canada. The property was classified as held for sale as of June 30, 2026, and written down to its estimated fair value less costs to sell of approximately $42.5 million. We decided to sell the property rather than make the significant near-term investment required to redevelop it, and we intend to redeploy the capital to other projects with greater value-creation opportunities. We expect to complete the sale within the next 12 months.
During the six months ended June 30, 2026, we recognized an additional impairment charge of $27.8 million on our Montreal portfolio following an amendment to the sales agreement, reducing its carrying amount to its estimated fair value less costs to sell of approximately $134.5 million. This portfolio had been classified as held for sale since the fourth quarter of 2025, when we recognized the initial impairment charge of $107.1 million.
During the three months ended September 30, 2026, the sales agreement was terminated and we decided to retain the portfolio. Accordingly, we reclassified the portfolio from held for sale to held and used and remeasured the assets as required under GAAP. As a result, we reversed $31.5 million of previously recognized impairment, primarily related to foreign currency translation losses that were no longer expected to be recognized in earnings. The reversal increased the carrying amount of the applicable real estate assets and was recorded as a reduction of impairment of real estate in our consolidated statements of operations.
Other
ARE‑East River Science Park, LLC (“ARE”), a subsidiary of Alexandria Real Estate Equities, Inc., holds an option granted in
2006 to incorporate a land parcel adjacent to and north of the Alexandria Center® for Life Science – New York City campus (the “Option
Parcel”) into the existing ground lease, which would allow for the future development of an additional life science building within the campus. ARE’s investment in pre‑construction costs related to the Option Parcel aggregated $185.9 million as of September 30, 2026.
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
On April 10, 2026, H+H and EDC answered the amended complaint and asserted counterclaims seeking, among other things, declaratory relief relating to the alleged expiration of the option and entitlement to a $5.0 million security deposit, and damages of at least $3.8 million. The case remains pending.
As a result of the foregoing matters, the timing of any development of the Option Parcel is currently indeterminate. Excluding the potential impact of the counterclaims filed by H+H and EDC, this matter exposes us to potential losses ranging from zero to the full amount of the investment in the project aggregating $185.9 million as of September 30, 2026, depending on the resolution of the remaining declaratory relief proceedings, the outcome of any appeal, and/or the ability to develop the project. We performed a probability-weighted recoverability analysis based on initial estimates of various possible outcomes and determined no impairment was present as of September 30, 2026.
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
On May 12, 2026, ARE filed a lawsuit in the Commercial Division of the New York State Supreme Court against H+H and EDC, seeking a Yellowstone injunction, a preliminary injunction, and a temporary restraining order to toll all cure periods under the notice of default and to enjoin EDC and H+H from issuing a notice of termination (the “NYS Action”). The court denied ARE’s request for a temporary restraining order on May 13, 2026, and denied ARE’s request for a Yellowstone injunction and a preliminary injunction on
June 15, 2026. On June 17, 2026, ARE filed a notice of appeal from the court’s order, dated June 15, 2026. On July 1, 2026, ARE filed an application for interim relief pending appeal. Following oral arguments before a single justice, the application was denied without prejudice to determination by a full panel. On September 10, 2026, the Appellate Division, First Department, denied ARE’s request for relief pending the determination of its merits appeal. ARE’s merits appeal remains pending.

3.INVESTMENTS IN REAL ESTATE (continued)
On July 2, 2026, ARE filed an amended complaint in the NYS Action, adding claims for breach of contract, breach of the implied covenant of good faith and fair dealing, tortious interference, and unfair competition, and is seeking declaratory and injunctive relief, based on the defendants’ alleged misuse of ARE’s confidential subtenant information and diversion of an ARE subtenant to a competing City-sponsored project. On August 6, 2026, EDC and H+H moved to dismiss the amended complaint in its entirety, and the motion has been fully briefed; oral arguments are scheduled for January 15, 2027. The NYS Action remains pending.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES
From time to time, we enter into joint venture agreements through which we own a partial interest in real estate entities that own, develop, and operate real estate properties. As of September 30, 2026, our real estate joint ventures held the following properties:

Property(1)	Market	Submarket	Our Ownership Interest
Consolidated real estate joint ventures:
50 and 60 Binney Street	Greater Boston	Cambridge/Inner Suburbs	34.0%
75/125 Binney Street	Greater Boston	Cambridge/Inner Suburbs	40.0%
100 and 225 Binney Street and 300 Third Street	Greater Boston	Cambridge/Inner Suburbs	30.0%
15 Necco Street	Greater Boston	Seaport Innovation District	56.7%
3215 Merryfield Row	San Diego	Torrey Pines	30.0%
Campus Point by Alexandria(2)	San Diego	University Town Center	59.3%	(3)
5200 Illumina Way	San Diego	University Town Center	51.0%
9625 Towne Centre Drive	San Diego	University Town Center	30.0%
SD Tech by Alexandria(4)	San Diego	Sorrento Mesa	50.0%
Summers Ridge Science Park(5)	San Diego	Sorrento Mesa	30.0%
Alexandria Center® for Science and Technology – Mission Bay(6)	San Francisco Bay Area	Mission Bay	25.0%
211 and 213 East Grand Avenue	San Francisco Bay Area	South San Francisco	30.0%
500 Forbes Boulevard	San Francisco Bay Area	South San Francisco	10.0%
Alexandria Center® for Life Science – Millbrae	San Francisco Bay Area	South San Francisco	48.6%
1201 and 1208 Eastlake Avenue East	Seattle	Lake Union	30.0%
400 Dexter Avenue North	Seattle	Lake Union	30.0%
800 Mercer Street	Seattle	Lake Union	60.0%

Unconsolidated real estate joint ventures:
1655 and 1725 Third Street	San Francisco Bay Area	Mission Bay	10.0%
101 West Dickman Street	Maryland	Beltsville	58.4%	(7)
(1)Refer to the table on the next page that shows the categorization of our real estate joint ventures under the consolidation framework.
(2)Includes 10200, 10290, and 10300 Campus Point Drive and 4135, 4155, 4165, 4224, and 4242 Campus Point Court.
(3)In October 2026, we completed a partial sale of our interest in this joint venture. Refer to “Campus Point by Alexandria Megacampus” within this Note 4 for additional information.
(4)Includes 9605, 9645, 9675, 9725, 9735, 9805, 9808, 9855, and 9868 Scranton Road and 10055, 10065, and 10075 Barnes Canyon Road.
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
statements. These existing joint ventures provide significant equity capital to fund a portion of our future construction spending, and our joint venture partners may also contribute equity into these entities for financing-related activities.
The table below aggregates the balance sheet information of our consolidated VIEs (in thousands):

	September 30, 2026	December 31, 2025
Investments in real estate	$6,122,821	$6,129,668
Cash and cash equivalents	232,764	258,755
Other assets	725,048	712,154
Total assets	$7,080,633	$7,100,577

Secured notes payable	$—	$—
Other liabilities	614,837	324,513
Total liabilities	614,837	324,513
Redeemable noncontrolling interests	—	49,554
Alexandria Real Estate Equities, Inc.’s share of equity	2,863,805	3,098,932
Noncontrolling interests’ share of equity	3,601,991	3,627,578
Total liabilities and equity	$7,080,633	$7,100,577

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
In determining whether to aggregate the balance sheet information of consolidated VIEs, we considered the similarity of each
VIE, including the primary purpose of these entities to own, manage, operate, and lease real estate properties owned by the VIEs, and the similar nature of our involvement in each VIE as a managing member. Due to the similarity of the characteristics,  we present the balance sheet information of these entities on an aggregated basis. As of September 30, 2026, none of our consolidated VIEs’ assets were subject to restrictions that limit their use to settle specific obligations of the VIEs, no creditors or other partners of our consolidated
VIEs had recourse to our general credit, and our maximum exposure to our consolidated VIEs was limited to our variable interests in each VIE.
99 Coolidge Avenue
In July 2025, we amended the agreement for our consolidated real estate joint venture at 99 Coolidge Avenue in our
Cambridge/Inner Suburbs submarket. Pursuant to the amendment, the carrying amount of our partner’s noncontrolling interest was adjusted from $42.0 million to $48.7 million, and the interest was converted into a redeemable noncontrolling interest that accrued a fixed 4.05% annual preferred return (“distributions”). In January 2026, our partner exercised its option to require us to purchase its entire preferred interest, and the redemption was completed in January 2026 for $49.7 million, inclusive of unpaid distributions.
Campus Point by Alexandria Megacampus
As of September 30, 2026, we held a 59.3% ownership interest in a consolidated joint venture that owns substantially all of the
Campus Point by Alexandria Megacampus, comprising seven operating properties aggregating 1.6 million RSF, located in our
University Town Center submarket of our San Diego market.
In October 2026, we completed the sale of an approximately 29% noncontrolling interest in the consolidated real estate joint venture that owns substantially all of the Campus Point by Alexandria Megacampus for $475.0 million. We expect our new partner’s initial share of the annual distributions to approximate 5.5% of the $475.0 million contributed capital. Upon completion of the sale, our ownership interest in the real estate joint venture decreased to approximately 30%. We expect to fund the majority of future construction costs at the Megacampus, which is expected to increase our ownership interest in the campus over time to over 50%, with the ownership interests of our new joint venture partner and existing joint venture partner decreasing to below 20% and 30%, respectively.
Our new joint venture partner has the right to require us to purchase its interest after the seventh anniversary of the transaction in exchange for shares of our common stock, subject to a contractual share issuance limit, or, at our election, in cash or a combination of cash and shares.
We retained control and therefore continue to consolidate the properties held by the real estate joint venture. Accordingly, we accounted for the $44.2 million difference between the consideration received and the book value of our interest sold as an increase to additional paid-in capital, with no gain recognized in earnings.
Noncontrolling interests in consolidated real estate joint ventures
Noncontrolling interests represent the third-party interests in consolidated real estate joint ventures in which we have a controlling interest. Noncontrolling interests are adjusted for additional contributions and distributions, the proportionate share of the net earnings or losses, and other comprehensive income or loss. Distributions, profits, and losses related to these entities are allocated in accordance with the respective operating agreements. During the nine months ended September 30, 2026 and 2025, we distributed
$171.2 million and $186.8 million, respectively, to our consolidated real estate joint venture partners.
Unconsolidated real estate joint ventures
Our investments in unconsolidated real estate joint ventures, accounted for under the equity method and classified in investments in unconsolidated real estate joint ventures in our consolidated balance sheets, consisted of the following as of
September 30, 2026 and December 31, 2025 (in thousands):

Property	September 30, 2026	December 31, 2025
1655 and 1725 Third Street	$18,719	$19,484
101 West Dickman Street	9,861	9,669
Other	—	1,524
	$28,580	$30,677
As of September 30, 2026, our maximum exposure related to our only unconsolidated VIE, 101 West Dickman Street, is limited to our investment in this joint venture and a guarantee of up to $5.4 million of the outstanding balance related to the VIE’s secured construction loan.

4.CONSOLIDATED AND UNCONSOLIDATED REAL ESTATE JOINT VENTURES (continued)
Below are key terms of unconsolidated real estate joint ventures’ secured loans as of September 30, 2026 (dollars in thousands):

					Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture	Maturity Date		Stated Rate			Aggregate Commitment	Debt Balance(2)
101 West Dickman Street	10/29/26	(3)	SOFR+1.95%	(4)	5.91%	$26,750	$19,354	58.4%
1655 and 1725 Third Street	2/10/35		6.37%		6.44%	500,000	497,138	10.0%
						$526,750	$516,492
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of September 30, 2026.
(3)In October 2026, the unconsolidated real estate joint venture refinanced this debt with a new $22.5 million secured note payable bearing interest at SOFR+1.85% and maturing in October 2030. As of September 30, 2026, our investment in this unconsolidated real estate joint venture was $9.9 million.
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
Leases in which we are the lessor
As of September 30, 2026, we had 328 properties aggregating 36.5 million operating RSF in key cluster locations, including
Greater Boston, San Diego, the San Francisco Bay Area, Seattle, Maryland, Research Triangle, and New York City. We primarily focus on developing Class A/A+ properties in AAA life science and advanced technology innovation clusters that offer the scale and strategic design integral to our Megacampus strategy. Strategically located near top academic and medical research institutions, our
Megacampus ecosystems feature curated amenities and services and convenient access to transit, creating environments that help our tenants attract and retain top talent.
As of September 30, 2026, all leases in which we are the lessor were classified as operating leases, with the exception of one direct financing and one sales-type lease. Our leases are described below.
Operating leases
As of September 30, 2026, our 328 properties were subject to operating lease agreements. Five of these properties are subject to operating lease agreements that each contain a purchase option as described below:
(i)Two of these properties, representing two land parcels in the San Francisco Bay Area market, are subject to lease agreements that each contain an option for the lessee to purchase the underlying asset from us at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017. The remaining lease term related to each of the two land parcels is 66.2 years.
(ii)Two operating properties in the Seattle market, held by a consolidated real estate joint venture, are subject to purchase options held by our partner in this joint venture, which is also a tenant at these properties. One purchase option allows our partner to purchase our 30% interest in one property for $40.0 million in 2031. Contingent upon the exercise of this option, the second purchase option allows our partner to purchase our 30% interest in one property for $69.1 million in 2034. Our partner’s remaining lease terms for these operating leases are 6.4 years and 18.0 years, respectively.
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
Future lease payments to be received under the terms of our operating lease agreements, excluding expense reimbursements, in effect as of September 30, 2026 are outlined in the table below (in thousands):

Year	Amount
2026	$391,858
2027	1,529,103
2028	1,423,920
2029	1,329,663
2030	1,259,699
Thereafter	8,116,482
Total	$14,050,725
Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information about our owned real estate assets, which are the underlying assets under our operating leases.

5.LEASES (continued)
Direct financing and sales-type leases
As of September 30, 2026, we have one direct financing lease agreement, with a net investment balance of $43.2 million, for a parking structure with a remaining lease term of 66.2 years. The lessee has an option to purchase the underlying asset at fair market value during each of the 30-day periods commencing on the dates that are 15 years, 30 years, and 74.5 years after the rent commencement date of October 1, 2017.
As of September 30, 2026, we also have one sales-type lease for a property in the Seattle market. As of September 30, 2026, the net investment in this lease is $16.9 million. At the end of the lease term in 2026, title to the property under this lease will transfer to the tenant for a sales price of approximately $18.5 million.
As of September 30, 2026, our estimated provision for expected credit losses related to our direct financing and sales-type leases aggregated $1.8 million, which was predominantly related to our direct financing lease. We estimate the provision for expected credit losses related to our direct financing lease using a probability of default methodology, which incorporates the borrower’s investment-grade credit rating from S&P Global Ratings, to evaluate the probability of default. Additionally, we incorporate the projected value of the real estate securing the investments to estimate potential recoveries in the event of default, among other inputs. The estimate of the expected credit loss related to our sales-type lease was determined using historical industry losses and transaction-
specific information, including the estimated fair value of the underlying real estate asset securing this transaction, the short-term nature of this lease, and other available information. For further details, refer to “Provision for expected credit losses” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
The components of our aggregate net investment in our direct financing and sales-type leases as of September 30, 2026 and
December 31, 2025 are summarized in the table below (in thousands):

	September 30, 2026	December 31, 2025
Gross investment in direct financing and sales-type leases	$264,805	$265,839
Less: unearned income on direct financing lease	(202,985)	(205,037)
Less: provision for expected credit losses	(1,817)	(1,817)
Net investment in leases	$60,003	$58,985
Future lease payments to be received under the terms of our direct financing and sales-type leases as of September 30, 2026 are outlined in the table below (in thousands):

Year	Total
2026	$17,412
2027	2,097
2028	2,160
2029	2,224
2030	2,291
Thereafter	238,621
Total	$264,805

5.LEASES (continued)
Income from rentals
Our income from rentals includes revenue related to agreements for the rental of our real estate, which primarily includes revenues subject to the lease accounting standard and the revenue recognition accounting standard as shown below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income from rentals:
Revenues subject to the lease accounting standard:
Operating leases	$641,492	$722,643	$1,911,559	$2,176,999
Direct financing and sales-type leases	686	1,409	2,542	3,308
Revenues subject to the lease accounting standard	642,178	724,052	1,914,101	2,180,307
Revenues subject to the revenue recognition accounting standard	11,440	11,797	35,740	35,996
Income from rentals	$653,618	$735,849	$1,949,841	$2,216,303
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
As of September 30, 2026, the present value of the remaining contractual payments aggregating $754.4 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $354.0 million. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $686.2 million. As of September 30, 2026, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 60 years, including extension options that we are reasonably certain to exercise, and the weighted-average discount rate was 4.7%. The weighted-average discount rate is based on the incremental borrowing rate estimated for each lease, which is the interest rate that we estimate we would have to pay to borrow on a collateralized basis over a similar term for an amount equal to the lease payments.
Ground lease obligations as of September 30, 2026 included leases for 31 of our properties, which accounted for approximately 9% of our total number of properties. Our ground lease obligations have remaining lease terms ranging from approximately 28 to 97 years, including extension options that we are reasonably certain to exercise.

5.LEASES (continued)
The reconciliation of future lease payments under noncancelable operating leases in which we are the lessee to the operating lease liability reflected in our unaudited consolidated balance sheet as of September 30, 2026 is in the table below (in thousands):

Year	Total
2026	$4,989
2027	21,003
2028	21,318
2029	20,825
2030	20,743
Thereafter	665,496
Total future payments under our operating leases in which we are the lessee	754,374
Effect of discounting	(400,346)
Operating lease liability	$354,028
Lessee operating costs
Operating lease costs relate to our ground and office leases in which we are the lessee. Ground leases generally require fixed annual rent payments and may also include escalation clauses and renewal options. For the nine months ended September 30, 2026 and 2025, amounts paid and classified as operating activities in our unaudited consolidated statements of cash flows for leases in which we are the lessee aggregated $18.0 million and $165.2 million, respectively. The decrease is primarily due to the ground lease prepayment of $135.0 million made in January 2025 for a 24-year lease term extension to our existing ground lease agreement at the
Alexandria Technology Square® Megacampus in our Cambridge submarket.
Our operating lease obligations related to our office leases have remaining terms of up to 10 years, exclusive of extension options. For the three and nine months ended September 30, 2026 and 2025, our costs for operating leases in which we are the lessee were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Gross operating lease costs	$8,006	$11,525	$24,426	$36,743
Capitalized lease costs	(1,027)	(880)	(2,872)	(2,293)
Expenses for operating leases in which we are the lessee	$6,979	$10,645	$21,554	$34,450
6. CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash, cash equivalents, and restricted cash consisted of the following as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$508,855	$549,062
Restricted cash:
Development escrows	2,102	2,142
Security deposits	1,778	1,729
Other	1,028	822
	4,908	4,693
Total	$513,763	$553,755

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
As of September 30, 2026, we had nine investments in limited partnerships maintaining specific ownership accounts for each investor, which were accounted for under the equity method. These investments aggregated $394.4 million. Our ownership interest in each of these nine investments was greater than 5%.
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
Investments in publicly traded companies
Our investments in publicly traded companies are classified as investments with readily determinable fair values and are presented at fair value in our consolidated balance sheets, with changes in fair value classified in investment income (losses) in our consolidated statements of operations. The fair values for our investments in publicly traded companies are determined based on sales prices or quotes available on securities exchanges.
Investments in privately held companies
Our investments in privately held entities without readily determinable fair values consist of (i) investments in privately held entities that report NAV per share and (ii) investments in privately held entities that do not report NAV per share. These investments are accounted for as follows:
Investments in privately held entities that report NAV per share
Investments in privately held entities that report NAV per share, such as our privately held investments in limited partnerships, are presented at fair value using NAV as a practical expedient, with changes in fair value classified in investment income (losses) in our consolidated statements of operations. We use NAV per share reported by limited partnerships generally without adjustment, unless we are aware of information indicating that the NAV reported by a limited partnership does not accurately reflect the fair value of the investment at our reporting date.
Investments in privately held entities that do not report NAV per share
Investments in privately held entities that do not report NAV per share are accounted for using a measurement alternative under which these investments are measured at cost, adjusted for observable price changes and impairments, with changes classified in investment income (losses) in our consolidated statements of operations.
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
Investment income/loss recognition and classification
We recognize both realized and unrealized gains and losses in our consolidated statements of operations, classified in investment income (losses) in our consolidated statements of operations. Unrealized gains and losses represent:
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
Funding commitments to investments in privately held entities that report NAV
We are committed to funding approximately $317.5 million for our investments in privately held entities that report NAV. Our funding commitments expire at various dates over the next 11 years, with a weighted-average expiration of 7.8 years as of September
30, 2026. These investments are not redeemable by us, but we may receive distributions from these investments throughout their terms. Our investments in privately held entities that report NAV generally have expected initial terms in excess of 10 years. The weighted-average remaining term during which these investments are expected to be liquidated was 5.4 years as of September 30,
2026.
The following tables summarize our investments as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$105,921	$56,294	$(24,638)	$137,577
Entities that report NAV	507,978	215,565	(43,100)	680,443
Entities that do not report NAV:
Entities with observable price changes	77,062	50,568	(10,785)	116,845
Entities without observable price changes	406,415	—	—	406,415
Investments accounted for under the equity method	N/A	N/A	N/A	394,393
Total investments	$1,097,376	$322,427	$(78,523)	$1,735,673

7.INVESTMENTS (continued)

	December 31, 2025
	Cost	Unrealized Gains	Unrealized Losses	Carrying Amount
Publicly traded companies	$54,752	$44,319	$(4,143)	$94,928
Entities that report NAV	460,160	89,514	(37,298)	512,376
Entities that do not report NAV:
Entities with observable price changes	82,252	50,601	(9,615)	123,238
Entities without observable price changes	413,324	—	—	413,324
Investments accounted for under the equity method	N/A	N/A	N/A	357,383
Total investments	$1,010,488	$184,434	$(51,056)	$1,501,249
Cumulative gains and losses (realized and unrealized) on investments in privately held entities that do not report NAV still held as of September 30, 2026 aggregated to a loss of $137.8 million, which consisted of upward adjustments aggregating $50.6 million, downward adjustments aggregating $10.8 million, and impairments aggregating $177.6 million.
Our investment income (losses) for the three and nine months ended September 30, 2026 and 2025 consisted of the following
(in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026		2025	2026		2025
Realized gains	$2,427	(1)	$9,646	$9,471	(1)	$19,115
Unrealized gains (losses)	21,563		18,515	143,164		(71,568)
Investment income (losses)	$23,990	(2)	$28,161	$152,635	(2)	$(52,453)

(1)Consists of realized gains of $16.0 million and $44.5 million, partially offset by impairment charges of $13.6 million and $35.0 million during the three and nine months ended September 30, 2026, respectively.
(2)Investment income of $24.0 million and $152.6 million included $340 thousand of equity in losses and $28.2 million of equity in earnings of our equity method investments during the three and nine months ended September 30, 2026, respectively.
Additional details on our non-real estate investments still held as of the end of each period are presented below (in thousands):

	Nine Months Ended September 30,
	2026	2025
Investments in privately held entities that do not report NAV still held as of the end of each period:
Upward adjustments	$15,821	$14,939
Downward adjustments and impairments	(50,930)	(94,034)
	$(35,109)	$(79,095)
Unrealized gains on non-real estate investments still held as of the end of each period (excluding equity method investments)	$127,209	$16,592
Refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.

8. OTHER ASSETS
The following table summarizes the components of other assets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Acquired in-place leases	$158,803	$204,008
Deferred compensation plan	62,540	53,529
Deferred financing costs – unsecured senior line of credit	63,027	39,406
Deposits	28,043	28,618
Furniture, fixtures, equipment, and software	77,295	70,311
Net investment in leases	60,003	58,985
Notes receivable	276,808	258,033
Operating lease right-of-use assets	686,159	697,865
Other assets	92,031	87,036
Prepaid expenses	44,850	33,718
Property, plant, and equipment	127,905	130,263
Total	$1,677,464	$1,661,772
Notes receivable
Our notes receivable as of September 30, 2026 and December 31, 2025 consisted of the following (dollars in thousands):

	September 30, 2026
	Weighted-Average
Notes Receivable	Effective Interest Rate	Maturity Date	Balance	December 31, 2025
Secured by real estate assets in San Diego	9.9%	1/10/29	$262,023	$240,476
Secured by real estate assets in Greater Boston	6.2%	12/16/29	15,317	18,089
Less: provision for expected credit losses			(532)	(532)
Notes receivable			$276,808	$258,033
Our notes receivable represent held-to-maturity debt securities carried at amortized cost and are generally secured by real estate. Under the current expected credit losses accounting standard, we are required to estimate and, if necessary, recognize a provision for expected credit losses related to these notes. We do not have a history of losses on such securities; therefore, we utilize available information on historical losses for the commercial real estate industry. We determine expected credit losses for our notes receivable using historical industry losses and considering loan-specific information, including credit ratings of the borrowers, estimated fair values of underlying real estate assets, loan-to-value ratios, the presence of guarantors, and/or other available information. During the three and nine months ended September 30, 2026, no adjustment to the provision for expected credit losses related to our notes receivable was required. The provision is evaluated on an ongoing basis, with any necessary adjustments recognized in the corresponding period.

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
Assets and liabilities measured at fair value on a recurring basis
The following table sets forth the assets and liabilities that we measure at fair value on a recurring basis by level in the fair value hierarchy as of September 30, 2026 and December 31, 2025 (in thousands). There were no transfers of assets measured at fair value on a recurring basis to or from Level 3 in the fair value hierarchy during the nine months ended September 30, 2026.

		Fair Value Measurement Using
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Investments in publicly traded companies:
As of September 30, 2026	$137,577	$137,577	$—	$—
As of December 31, 2025	$94,928	$94,928	$—	$—
Cross-currency swap agreements:
As of September 30, 2026	$3,634	$—	$3,634	$—
Liabilities:
Cross-currency swap agreements:
As of December 31, 2025	$928	$—	$928	$—
Our investments in publicly traded companies represent investments with readily determinable fair values, and are carried at fair value, with changes in fair value classified in investment income (losses) in our consolidated financial statements. We also hold investments in privately held entities, which consist of (i) investments that report NAV and (ii) investments that do not report NAV, as further described below.
Our investments in privately held entities that report NAV, such as our privately held investments in limited partnerships, are carried at fair value using NAV as a practical expedient, with changes in fair value classified in net income. As of September 30, 2026 and December 31, 2025, the carrying values of investments in privately held entities that report NAV aggregated $680.4 million and
$512.4 million, respectively. These investments are excluded from the fair value hierarchy above as required by the fair value accounting standard. We estimate the fair value of each of our investments in limited partnerships based on the most recent NAV prepared by the general partner and reported by each limited partnership. As a result, the determination of fair values of our investments in privately held entities that report NAV generally does not involve significant estimates, assumptions, or judgments on our part.
Our cross-currency swap agreements are recognized at fair value. Refer to Note 2 – “Summary of significant accounting policies” and Note 11 – “Hedge agreements” to our unaudited consolidated financial statements for additional information.

9.FAIR VALUE MEASUREMENTS (continued)
Assets and liabilities measured at fair value on a nonrecurring basis
The following table sets forth our assets measured at fair value on a nonrecurring basis, categorized by level within the fair value hierarchy, as of September 30, 2026 and December 31, 2025 (in thousands).

			Fair Value Measurement Using
Description	Carrying Amount		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Real estate assets with carrying values adjusted based on fair values during the:
Nine months ended September 30, 2026	$882,223	(1)	$—	$—		$882,223
Year ended December 31, 2025	$581,737	(1)	$—	$—		$581,737
Investments in privately held entities that do not report NAV with carrying values adjusted based on fair values during the:
Nine months ended September 30, 2026	$79,653		$—	$65,424	(2)	$14,229	(3)
Year ended December 31, 2025	$68,738		$—	$62,261	(2)	$6,477	(3)

(1)These amounts represent the aggregate carrying amounts of real estate assets for which adjustments based on nonrecurring fair value measurements were recognized during the respective periods, including assets for which impairment losses or reversals of previously recognized impairment losses were recorded. These assets primarily include a subset of our total real estate assets classified as held for sale as of September 30, 2026 and December 31, 2025. The fair values for these real estate assets were estimated based on executed purchase and sale agreements, letters of intent, valuations provided by third-party real estate brokers, or market comparables from recent transactions. Refer to “Investments in real estate” in Note 2 – “Summary of significant accounting policies” and “Assets held for sale” in Note 3
– “Investments in real estate” to our unaudited consolidated financial statements for additional information.
(2)These amounts represent the carrying amounts of our equity investments in privately held entities with observable price changes for which adjustments based on nonrecurring fair value measurements were recognized during the respective periods. These amounts are included in the investment balances of $1.74 billion and $1.50 billion in our unaudited consolidated balance sheets as of September 30, 2026 and December 31, 2025, respectively, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements.
(3)These amounts are included in the investments in privately held entities without observable price changes balances aggregating $406.4 million and $413.3 million as of
September 30, 2026 and December 31, 2025, respectively, disclosed in Note 7 – “Investments” to our unaudited consolidated financial statements, and represent the carrying amounts of investments in privately held entities that do not report NAV for which impairments have been recognized during the respective periods in accordance with the measurement alternative guidance described in “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements.
Investments in privately held entities that do not report NAV
Our investments in privately held entities that do not report NAV are measured at cost, adjusted for observable price changes and impairments, with changes recognized in net income (loss). These investments are adjusted based on the observable price changes in orderly transactions for the identical or similar investment of the same issuer. Further adjustments are not made until another observable transaction occurs. Therefore, the determination of fair values of our investments in privately held entities that do not report NAV does not involve significant estimates and assumptions or subjective and complex judgments.
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
Assets and liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed
The fair values of our unsecured senior notes payable, junior subordinated notes payable, and the amounts outstanding on our unsecured senior line of credit and commercial paper program were estimated using widely accepted valuation techniques, including discounted cash flow analyses using significant other observable inputs such as available market information on discount and borrowing rates with similar terms, maturities, and credit ratings. Because the valuations of our financial instruments are based on these types of estimates, the actual fair value of our financial instruments may differ materially if our estimates do not prove to be accurate.
Additionally, the use of different market assumptions or estimation methods may have a material effect on the estimated fair value amounts.

9.FAIR VALUE MEASUREMENTS (continued)
As of September 30, 2026 and December 31, 2025, the book and estimated fair values of our unsecured senior notes payable, junior subordinated notes payable, and the amounts outstanding under our unsecured senior line of credit and commercial paper program, including the level within the fair value hierarchy for which the estimates were derived, were as follows (in thousands):

	September 30, 2026
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Unsecured senior notes payable	$10,820,687	$—	$9,323,013	$—	$9,323,013
Junior subordinated notes payable	$985,143	$—	$969,100	$—	$969,100
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$1,091,166	$—	$1,091,605	$—	$1,091,605

	December 31, 2025
	Book Value	Fair Value Hierarchy			Estimated Fair Value
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Unsecured senior notes payable	$12,047,394	$—	$10,675,433	$—	$10,675,433
Unsecured senior line of credit	$—	$—	$—	$—	$—
Commercial paper program	$353,161	$—	$353,189	$—	$353,189
The carrying values of cash and cash equivalents, restricted cash, tenant receivables, deposits, notes receivable, accounts payable, accrued expenses, and other short-term liabilities approximate their fair value.

10.SECURED AND UNSECURED SENIOR DEBT
The following table summarizes our outstanding indebtedness and respective principal payments remaining as of September 30, 2026 (dollars in thousands):

	Stated Rate		Interest Rate(1)		Maturity Date(2)		Principal Payments Remaining for the Periods Ending December 31,							Unamortized (Deferred Financing Cost), (Discount)/ Premium
Debt							2026	2027	2028	2029	2030	Thereafter	Principal		Total
Unsecured senior notes payable	3.95%		4.13%		1/15/27		$—	$350,000	$—	$—	$—	$—	$350,000	$(167)	$349,833
Unsecured senior notes payable	3.95%		4.07		1/15/28		—	—	425,000	—	—	—	425,000	(569)	424,431
Unsecured senior notes payable	4.50%		4.60		7/30/29		—	—	—	300,000	—	—	300,000	(637)	299,363
Unsecured senior notes payable	2.75%		2.87		12/15/29		—	—	—	400,000	—	—	400,000	(1,346)	398,654
Unsecured senior notes payable	4.70%		4.81		7/1/30		—	—	—	—	450,000	—	450,000	(1,408)	448,592
Unsecured senior notes payable	4.90%		5.05		12/15/30		—	—	—	—	700,000	—	700,000	(3,359)	696,641
Unsecured senior notes payable	3.375%		3.48		8/15/31		—	—	—	—	—	750,000	750,000	(3,219)	746,781
Unsecured senior notes payable	2.00%		2.12		5/18/32		—	—	—	—	—	900,000	900,000	(5,347)	894,653
Unsecured senior notes payable	1.875%		1.97		2/1/33		—	—	—	—	—	1,000,000	1,000,000	(5,586)	994,414
Unsecured senior notes payable	2.95%		3.07		3/15/34		—	—	—	—	—	800,000	800,000	(5,905)	794,095
Unsecured senior notes payable	4.75%		4.88		4/15/35		—	—	—	—	—	500,000	500,000	(4,155)	495,845
Unsecured senior notes payable	5.50%		5.66		10/1/35		—	—	—	—	—	550,000	550,000	(5,852)	544,148
Unsecured senior notes payable	5.25%		5.41		3/15/36		—	—	—	—	—	750,000	750,000	(10,601)	739,399
Unsecured senior notes payable	5.25%		5.38		5/15/36		—	—	—	—	—	400,000	400,000	(3,508)	396,492
Unsecured senior notes payable	4.85%		4.93		4/15/49		—	—	—	—	—	300,000	300,000	(2,670)	297,330
Unsecured senior notes payable	4.00%		3.95		2/1/50		—	—	—	—	—	390,801	390,801	5,419	396,220
Unsecured senior notes payable	3.00%		3.16		5/18/51		—	—	—	—	—	352,398	352,398	(4,373)	348,025
Unsecured senior notes payable	3.55%		3.70		3/15/52		—	—	—	—	—	475,406	475,406	(6,127)	469,279
Unsecured senior notes payable	5.15%		5.26		4/15/53		—	—	—	—	—	500,000	500,000	(7,204)	492,796
Unsecured senior notes payable	5.625%		5.71		5/15/54		—	—	—	—	—	600,000	600,000	(6,304)	593,696
Unsecured senior notes payable weighted- average interest rate/subtotal			4.04				—	350,000	425,000	700,000	1,150,000	8,268,605	10,893,605	(72,918)	10,820,687

Junior subordinated notes payable	7.25%	(3)	7.37	(3)	2/15/57	(3)	—	—	—	—	—	1,000,000	1,000,000	(14,857)	985,143
Unsecured senior line of credit and commercial paper program(4)	(4)		4.40	(4)	1/22/32	(4)	—	—	—	—	—	1,092,450	1,092,450	(1,284)	1,091,166
Weighted-average interest rate/total			4.33%				$—	$350,000	$425,000	$700,000	$1,150,000	$10,361,055	$12,986,055	$(89,059)	$12,896,996

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)Reflects any extension options that we control.
(3)Refer to footnote 3 on the following page.
(4)Refer to footnote 4 on the following page. In September 2026, we amended and restated our $5.0 billion unsecured senior line of credit, which, among other changes, extended the maturity date from January 22, 2030 to January 22, 2032, including extension options that we control. In addition, the amendment reduces the applicable borrowing rate to SOFR plus 0.725% from SOFR plus 0.835%.

10.SECURED AND UNSECURED SENIOR DEBT (continued)
The following table summarizes our debt outstanding as of September 30, 2026 (dollars in thousands):

	Fixed-Rate Debt	Variable-Rate Debt			Weighted-Average
					Interest		Remaining Term (in years)
			Total	Percentage	Rate(1)
Unsecured senior notes payable	$10,820,687	$—	$10,820,687	83.9%	4.04%		10.6
Junior subordinated notes payable	985,143	—	985,143	7.6	7.37	(3)	30.4	(3)
Unsecured senior line of credit(2) and commercial paper program	—	1,091,166	1,091,166	8.5	4.40		5.3	(4)
Total/weighted average	$11,805,830	$1,091,166	$12,896,996	100.0%	4.33%		11.6	(4)
Percentage of total debt	91.5%	8.5%	100%
(1)Represents the weighted-average interest rate as of the end of the applicable period, including expense/income related to the amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
(2)As of September 30, 2026, we had no outstanding balance on our unsecured senior line of credit.
(3)Our junior subordinated notes will initially bear interest at 7.250% per year through, but excluding, February 15, 2032. Thereafter, the interest rate will reset every five years to the five-year U.S. Treasury rate plus 2.889%, subject to a minimum interest rate of 7.250%. In addition, we may redeem the notes at 100% of principal plus accrued and unpaid interest during the period beginning November 17, 2031 and ending on February 15, 2032, and thereafter on any interest payment date.
(4)We calculate the weighted-average remaining term of our commercial paper notes by using the maturity date of our unsecured senior line of credit. Using the maturity date of our outstanding commercial paper notes, the consolidated weighted-average maturity of our debt is 11.2 years. The commercial paper notes sold during the nine months ended September 30, 2026 were issued at a weighted-average yield to maturity of 4.19% and had a weighted-average maturity term of 14 days. Our total weighted-average remaining term also assumes the full maturity of our junior subordinated notes payable due in 2057.
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
Issuance of junior subordinated notes payable
In August 2026, we completed a public offering of $1.00 billion aggregate principal amount of 7.250% Series A fixed-to-fixed reset rate junior subordinated notes due 2057. The notes will initially bear interest at 7.250% per year through, but excluding,
February 15, 2032. Thereafter, the interest rate will reset every five years to the five-year U.S. Treasury rate plus 2.889%, subject to a minimum interest rate of 7.250%. We may elect to defer interest payments for up to five consecutive years, subject to the terms of the notes, including certain restrictions on paying dividends and repurchasing equity. The notes may be redeemed at our option in whole or in part at 100% of principal plus accrued and unpaid interest during the period beginning November 17, 2031 and ending on
February 15, 2032, and thereafter on any interest payment date. The notes may also be redeemed in whole, but not in part, at 100% of principal plus accrued and unpaid interest upon certain tax events and at 102% of principal plus accrued and unpaid interest upon certain rating agency events.
$5.0 billion unsecured senior line of credit
In September 2026, we amended and restated our $5.0 billion unsecured senior line of credit which, among other changes, extended the maturity date from January 22, 2030 to January 22, 2032, including extension options that we control. The amendment also reduced the applicable borrowing rate to SOFR plus 0.725% from SOFR plus 0.835% and eliminated the existing sustainability-
linked pricing adjustments. The facility fee was revised to 0.15% from 0.14%. In connection with the amendment, we recognized a loss on early extinguishment of debt of approximately $3.3 million for the partial write-off of unamortized loan fees.
As of September 30, 2026, our unsecured senior line of credit, which matures in 2032, including extension options under our control, had aggregate commitments of $5.0 billion, and bore an interest rate of SOFR plus 0.725%. In addition to the cost of borrowing, the unsecured senior line of credit is subject to an annual facility fee of 0.15% based on the aggregate commitments outstanding. As of
September 30, 2026, we had no outstanding balance on our unsecured senior line of credit.

10.SECURED AND UNSECURED SENIOR DEBT (continued)
$2.50 billion commercial paper program
Our commercial paper program allows us to issue up to $2.50 billion of commercial paper notes that bear interest at short-term fixed rates with a maturity of generally 30 days or less and a maximum maturity of 397 days from the date of issuance. This program is back-stopped by our unsecured senior line of credit, and at all times we expect to retain a minimum undrawn amount of borrowing capacity under our unsecured senior line of credit equal to the amount of commercial paper notes outstanding. We use the net proceeds from the issuances of the notes for general working capital and other general corporate purposes, which may include, but are not limited to, the repayment of other debt and selective development, redevelopment, or acquisition of properties. During the nine months ended September 30, 2026, the notes were issued at a weighted-average yield to maturity of 4.19% and had a weighted-
average maturity term of 14 days. As of September 30, 2026, we had $1.09 billion outstanding under our commercial paper program.
Interest expense
The following table summarizes interest expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest incurred	$142,609	$140,943	$415,225	$409,603
Capitalized interest	(62,922)	(86,091)	(206,612)	(248,579)
Interest expense	$79,687	$54,852	$208,613	$161,024
11. HEDGE AGREEMENTS
We have fixed-to-fixed cross-currency swap agreements designated as net investment hedges to mitigate the impact of fluctuations in the USD–CAD exchange rate on our real estate investments in Canada. Under the terms of these agreements, USD fixed interest amounts are payable to us and CAD fixed interest amounts are payable to the counterparty.
On April 30, 2026, our cross-currency swap agreements with an aggregate notional amount of CAD $340.0 million matured.
No amounts were reclassified from accumulated other comprehensive income to earnings because the related net investment had not been sold or substantially liquidated.
During the three months ended June 30, 2026, we entered into new fixed-to-fixed cross-currency swap agreements designated as net investment hedges with an aggregate notional amount of CAD $270.0 million. During the three months ended
September 30, 2026, we terminated these agreements and entered into new fixed-to-fixed cross-currency swap agreements with the same aggregate CAD notional amount, designated as net investment hedges, which were deemed effective on the commencement date. These agreements mature on January 31, 2028.
As of September 30, 2026, our outstanding cross-currency swap agreements had an aggregate notional amount of CAD
$270.0 million, or approximately USD $194.1 million, and were highly effective.
Unrealized gains or losses on these agreements are recognized in accumulated other comprehensive income and will be reclassified into net income upon complete or substantially complete liquidation of our investment in Canada. Refer to “Hedge accounting” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.
The tables below summarize the fair value of our cross-currency swap agreements designated as net investment hedges and the effect on our consolidated financial statements. Amounts are presented in USD (in thousands).
Fair value of cross-currency swap agreements designated as net investment hedges

Balance Sheet Location	September 30, 2026	December 31, 2025
Other assets	$3,634	$—
Accounts payable, accrued expenses, and other liabilities	$—	$928

11. HEDGE AGREEMENTS (continued)
Effect on consolidated other comprehensive income

Effect Recognized (in thousands)	Location in Consolidated Statement of Comprehensive Income	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Total unrealized (losses) gains recognized in other comprehensive income	Unrealized (losses) gains on foreign currency translation, net	$(26)	$2,970	$8,040	$2,970
Effect on consolidated statements of operations

Effect Recognized (in thousands)	Location in Consolidated Statement of Operations	Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Total gain recognized in net income(1)	Other income	$641	$748	$4,289	$748
(1)Represents net interest settlements and interest rate forward points excluded from assessment of hedge effectiveness. Refer to “Hedge accounting” in Note 2 –
“Summary of significant accounting policies” to our unaudited consolidated financial statements for additional information.
12. ACCOUNTS PAYABLE, ACCRUED EXPENSES, AND OTHER LIABILITIES
The following table summarizes the components of accounts payable, accrued expenses, and other liabilities as of
September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable and accrued expenses	$507,754	$510,580
Accrued construction	261,727	314,836
Acquired below-market leases	109,551	133,033
Conditional asset retirement obligations	29,700	34,342
Deferred rent liabilities	24,483	14,659
Operating lease liability	354,028	360,543
Unearned rent and tenant security deposits	1,174,022	876,252
Other liabilities	143,153	152,828
Total	$2,604,418	$2,397,073
As of September 30, 2026 and December 31, 2025, our conditional asset retirement obligations primarily consisted of the soil and groundwater remediation liabilities associated with certain properties. Some of our properties may contain asbestos or may be subjected to other hazardous or toxic substances, which, under certain conditions, require remediation. We engage independent environmental consultants to conduct Phase I or similar environmental assessments at our properties. This type of assessment generally includes a site inspection, interviews, and a public records review; asbestos, lead-based paint, and mold surveys; subsurface sampling; and other testing. We recognize a liability for the fair value of a conditional asset retirement obligation when the fair value of the liability can be reasonably estimated. In addition, environmental laws and regulations subject our tenants, and potentially us, to liability that may result from our tenants’ routine handling of hazardous substances and wastes as part of their operations at our properties. As of September 30, 2026, we are not aware of any additional environmental liability that we believe would require additional disclosures or recognition in our consolidated financial statements.

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
In addition, from time to time, we enter into forward equity sales agreements. We consider the potential dilution resulting from the forward equity sales agreements on the EPS calculations. At inception, the agreements do not have an effect on the computation of basic EPS as no shares are delivered until settlement. The common shares issued upon the settlement of the forward equity sales agreements, weighted for the period these common shares were outstanding, are included in the denominator of basic EPS. To determine the dilution resulting from the forward equity sales agreements during the period of time prior to settlement, we calculate the number of weighted-average shares outstanding – diluted using the treasury stock method. As of September 30, 2026, no forward equity sales agreements were outstanding.
The table below reconciles the numerators and denominators of the basic and diluted EPS computations for the three and nine months ended September 30, 2026 and 2025 (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(598,932)	$(197,845)	$(239,524)	$(221,372)
Net income attributable to noncontrolling interests	(38,754)	(34,909)	(109,292)	(127,323)
Net income attributable to unvested RSAs with nonforfeitable dividends	(766)	(2,183)	(2,603)	(7,452)
Numerator for basic and diluted EPS – net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$(638,452)	$(234,937)	$(351,419)	$(356,147)

Denominator for basic EPS – weighted-average shares of common stock outstanding	170,751	170,181	170,689	170,278
Dilutive effect of unvested RSAs with forfeitable dividends	—	—	—	—
Denominator for diluted EPS – weighted-average shares of common stock outstanding	170,751	170,181	170,689	170,278
Net loss per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders:
Basic	$(3.74)	$(1.38)	$(2.06)	$(2.09)
Diluted	$(3.74)	$(1.38)	$(2.06)	$(2.09)

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
During the nine months ended September 30, 2026, we had no activity under our ATM program. As of September 30, 2026, the remaining aggregate amount available under our ATM program for future sales of common stock was $1.47 billion.
Dividends
During the three months ended March 31, 2026, we declared cash dividends on our common stock aggregating $125.5 million, or $0.72 per share.
During the three months ended June 30, 2026, we declared cash dividends on our common stock aggregating $125.4 million, or $0.72 per share.
During the three months ended September 30, 2026, we declared cash dividends on our common stock aggregating
$125.4 million, or $0.72 per share.
Accumulated other comprehensive loss
The change in accumulated other comprehensive loss attributable to Alexandria Real Estate Equities, Inc.’s stockholders for the nine months ended September 30, 2026 was due to net unrealized losses of $4.3 million, and included $12.3 million of unrealized foreign currency translation losses related to our operations in Canada, partially offset by $8.0 million of unrealized gains resulting from the changes in the fair value of our cross-currency swap agreements due to the weakening of the Canadian dollar. Refer to Note 11 –
“Hedge agreements” to our unaudited consolidated financial statements for additional information.
Common stock, preferred stock, and excess stock authorizations
Our charter authorizes the issuance of 400.0 million shares of common stock, of which 170.8 million shares were issued and outstanding as of September 30, 2026. Our charter also authorizes the issuance of up to 100.0 million shares of preferred stock, none of which were issued and outstanding as of September 30, 2026. In addition, 200.0 million shares of “excess stock” (as defined in our charter) are authorized, none of which were issued and outstanding as of September 30, 2026.

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
The following table presents the reportable segment profit or loss measure, NOI, for the three and nine months ended
September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reportable segment revenues:
Revenues from external customers	$647,777	$700,635	$1,898,710	$2,103,291
Other income	21,102	7,764	48,498	24,779
Reportable segment total revenues	668,879	708,399	1,947,208	2,128,070
Reportable segment total rental operating expenses	(224,477)	(222,441)	(648,469)	(647,279)
Reportable segment net operating income (reportable segment profit or loss)	$444,402	$485,958	$1,298,739	$1,480,791
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Reconciliation of reportable segment revenues to consolidated total revenues:
Reportable segment total revenues	$668,879	$708,399	$1,947,208	$2,128,070
All other revenues	2,303	43,545	57,780	144,072
Consolidated total revenues	$671,182	$751,944	$2,004,988	$2,272,142
Reconciliation of reportable segment total rental operating expenses to consolidated rental operations:
Reportable segment total rental operating expenses	$(224,477)	$(222,441)	$(648,469)	$(647,279)
All other rental operating expenses	(3,454)	(16,793)	(10,940)	(42,783)
Consolidated rental operations	$(227,931)	$(239,234)	$(659,409)	$(690,062)
Reconciliation of reportable segment net operating income to consolidated net (loss) income:
Reportable segment net operating income (reportable segment profit or loss)	$444,402	$485,958	$1,298,739	$1,480,791
All other revenues	2,303	43,545	57,780	144,072
All other rental operating expenses	(3,454)	(16,793)	(10,940)	(42,783)
Other items not allocated to segments:
General and administrative	(40,915)	(29,224)	(112,461)	(89,027)
Interest expense	(79,687)	(54,852)	(208,613)	(161,024)
Depreciation and amortization	(304,419)	(340,230)	(914,244)	(1,028,415)
Impairment of real estate	(637,904)	(323,870)	(865,873)	(485,630)
Equity in earnings (losses) of unconsolidated real estate joint ventures	75	201	341	(9,327)
Investment income (losses)	23,990	28,161	152,635	(52,453)
(Loss) gain on early extinguishment of debt	(3,323)	(107)	363,112	(107)
Gain on sales of real estate	—	9,366	—	22,531
Consolidated net loss	$(598,932)	$(197,845)	$(239,524)	$(221,372)
The following table reconciles reportable segment investments in real estate to consolidated total assets (in thousands).
Reportable segment investments in real estate constitute the total assets of our reportable segment. Consolidated assets not allocated to segments represent all asset line items presented in our consolidated balance sheets other than consolidated investments in real estate.

	September 30, 2026	December 31, 2025
Reportable segment investments in real estate	$26,872,264	$27,510,082
All other investments in real estate	1,554,735	1,179,914
Consolidated investments in real estate	28,426,999	28,689,996
Consolidated assets not allocated to segments	5,624,723	5,391,839
Consolidated total assets	$34,051,722	$34,081,835
16.SUBSEQUENT EVENTS
Sale of a partial interest in October 2026
In October 2026, we completed the sale of an approximately 29% noncontrolling interest in the consolidated real estate joint venture that owns substantially all of Campus Point by Alexandria Megacampus for $475.0 million. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements for additional information.

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

Overview
We are a Maryland corporation formed in October 1994 that has elected to be taxed as a REIT for federal income tax purposes. Alexandria Real Estate Equities, Inc. (NYSE: ARE), an S&P 500® company, is a best-in-class, mission-driven life science
REIT making a positive and lasting impact on the world. With our founding in 1994, Alexandria pioneered the life science real estate niche. Alexandria is the preeminent and longest-tenured owner, operator, and developer of collaborative Megacampus ecosystems in
AAA life science and advanced technology innovation cluster locations, including Greater Boston, San Diego, the San Francisco Bay
Area, Seattle, Maryland, Research Triangle, and New York City. As of September 30, 2026, Alexandria has a total market capitalization of $21.01 billion and an asset base that includes 36.5 million RSF of operating properties and 1.9 million RSF of Class A/A+ properties undergoing construction.
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
As of September 30, 2026:
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
•Approximately 91% of our leases (on an annual rental revenue basis) provided for the recapture of capital expenditures
(such as HVAC maintenance and/or replacement, roof replacement, and parking lot resurfacing) that we believe would typically be borne by the landlord in traditional office leases; and
•74% of our leasing activity during the last twelve months was generated from our existing tenant base.
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

Executive summary
Operating results

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026		2025	2026	2025
Net loss attributable to Alexandria’s common stockholders – diluted:
In millions	$(638.5)	(1)	$(234.9)	$(351.4)	$(356.1)
Per share	$(3.74)		$(1.38)	$(2.06)	$(2.09)
Funds from operations attributable to Alexandria’s common stockholders – diluted, as adjusted:
In millions	$264.4		$377.8	$856.5	$1,166.3
Per share	$1.54		$2.22	$5.00	$6.85
(1)Includes $637.9 million of real estate impairment charges related to assets held for sale for the three months ended September 30, 2026. Refer to Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1 for additional details.
For additional information, refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria
Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations.”
A best-in-class REIT with a high-quality and diverse tenant base, strong margins, and long lease terms

(As of or for the three months ended September 30, 2026, unless stated otherwise)
Occupancy of operating properties	87.1%
Occupancy of operating properties, including executed leases with future occupancy	90.8%
Percentage of total annual rental revenue in effect from Megacampus platform	80%
Percentage of total annual rental revenue in effect from investment-grade or publicly traded large cap tenants	57%

Operating margin	66%
Adjusted EBITDA margin	65%
Percentage of leases containing annual rent escalations	97%

Weighted-average remaining lease term:
All tenants	7.7	years
Top 20 tenants	10.0	years

Strong tenant collections:
Rents and receivables for the three months ended September 30, 2026, collected as of the date of this report	99.9%

Strong and flexible balance sheet with significant liquidity; top 20% credit rating ranking among all publicly traded U.S. REITs; long-
duration remaining debt term (as of September 30, 2026)
•$21.01 billion in total market capitalization.
•$8.11 billion in total equity capitalization.
•Net debt and preferred stock to Adjusted EBITDA:
•Target for the three months ending December 31, 2026, annualized: 5.6x–6.2x.
•For the three months ended September 30, 2026 annualized: 6.9x; 6.6x on a pro forma basis reflecting the October 2026 closing of the sale of our partial interest in the Campus Point by Alexandria joint venture.
•Significant liquidity of $4.56 billion and closed extension of our $5.0 billion unsecured senior line of credit to 2032.
•Only 6% of our total debt matures through 2028.
•11.6-year weighted-average remaining debt term, the longest among S&P 500 REITs.
•Total debt and preferred stock, as adjusted, to gross assets of 30%.
•Intermediate-term goal for leverage: mid-5x range.

Solid 3Q26 total leasing volume exceeding 1.2 million RSF; highest total quarterly volume since 4Q24
•Total leasing volume surpassed 1.2 million RSF during the three months ended September 30, 2026, exceeding the average quarterly leasing volume of 979,822 RSF for the period from the first quarter of 2025 through the second quarter of 2026 by approximately 256,000 RSF, and representing the highest quarterly volume since the fourth quarter of 2024.
•Includes 450,961 RSF of leasing of previously vacant space, the second-highest quarterly amount in company history.
•74% of our leasing activity during the last twelve months was generated from our existing tenant base.

	Three Months Ended			Nine Months Ended September 30, 2026
	September 30, 2026	June 30, 2026	March 31, 2026
Leasing volume in RSF:
Leasing of previously vacant space	450,961	329,148	148,734	928,843
Leasing of development and redevelopment space	—	68,771	117,935	186,706
	450,961	397,919	266,669	1,115,549
Lease renewals and re-leasing of space	785,069	640,998	380,687	1,806,754
Total leasing volume	1,236,030	1,038,917	647,356	2,922,303
Lease renewals and re-leasing of space:
Rental rate changes	(2.4)%	(0.7)%	(15.0)%	(5.1)%
Rental rate changes (cash basis)	(3.3)%	(4.3)%	(15.8)%	(6.9)%
Ongoing execution of Alexandria’s capital recycling strategy
We plan to continue funding a significant portion of our capital requirements for the year ending December 31, 2026 through dispositions of land, non-core dispositions, and sales of partial interests. In October 2026, we completed the sale of an approximately
29% noncontrolling interest in Campus Point by Alexandria Megacampus for $475.0 million to a new joint venture partner.

Sources of capital: transactions	Sales Price
(dollars in millions)
Non-core and land dispositions	$242
Sales of partial interests	475
Completed as of the date of this report	717
Pending transactions subject to:
Non-refundable deposits	355
Signed letters of intent and/or purchase and sale agreement late-stage negotiations	1,548
2,620
Proceeds from dispositions and sales of partial interests in excess of 2026 guidance midpoint which may be deferred into 2027	(720)
2026 guidance midpoint for dispositions and sales of partial interests	$1,900
Occupancy of operating properties and leasing progress on temporary vacancy

Occupancy of operating properties as of June 30, 2026	86.9%
Key changes in occupancy:
Reclassification of 339,020 RSF at 311 Arsenal Street from redevelopment to operating in 3Q26, including 167,543 RSF of executed leases and leases under negotiation for space not yet delivered	(0.9)	(1)
Reclassification of held-for-sale properties with vacancy	0.6
Net increase in occupancy primarily due to lease commencements during 3Q26	0.5
Occupancy of operating properties as of September 30, 2026	87.1
Vacant operating space with executed leases and future occupancy	3.7	(2)
Occupancy of operating properties as of September 30, 2026, including executed leases with future occupancy	90.8%
(1)Refer to “Resolution of certain construction projects under evaluation and reduction of capital spend and funding needs” within this section for additional details.
(2)Represents executed leases aggregating 1.3 million RSF within our operating portfolio, with occupancy expected upon completion of building and/or tenant improvements. The weighted-average expected occupancy date is approximately June 2027, with expected annual rental revenue of approximately $52 million. We expect 32% of the total 1.3 million RSF to be occupied by December 31, 2026.  The RSF presented excludes 686 thousand RSF of pre-leased space related to development and redevelopment projects under construction with future delivery. Refer to “New Class A/A+ development and redevelopment properties: under construction” in Item 2 for additional details.

Key operating metrics
•Same property net operating income changes
•Decreased by 6.7% and 2.8% (cash basis) for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
•Decreased by 9.2% and 8.4% (cash basis) for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.
•The decline was due to a decrease in same property occupancy, primarily driven by previously disclosed key lease expirations with expected downtime aggregating 282,878 RSF and 1.2 million RSF in the three and nine months ended
September 30, 2026, respectively, with weighted-average lease expiration dates of August 2026 and April 2026, respectively.
•Same properties average occupancy:
•88.1% for the three months ended September 30, 2026, compared to 91.7% same properties average occupancy for the three months ended September 30, 2025.
•88.6% for the nine months ended September 30, 2026, compared to 92.8% same properties average occupancy for the nine months ended September 30, 2025.
Resolution of certain construction projects under evaluation and reduction of capital spend and funding needs
•We entered into a purchase and sale agreement with an institutional user for the sale of 421 Park Drive on the Alexandria
Center® for Life Science – Fenway Megacampus, aggregating 339,668 RSF, which represents substantially all of our development project at this location. The disposition is expected to generate significant sales proceeds and to reduce future potential construction spend by approximately $136 million, with closing anticipated in the fourth quarter of 2026.
•We have executed leases of 66,859 RSF and have additional leases under negotiation of 100,684 RSF for advanced technology use at our project at 311 Arsenal Street in The Arsenal on the Charles Megacampus. This activity enables us to pivot the redevelopment project to a lower-cost advanced technology use, reducing future potential construction spend by approximately $220 million. As a result of this leasing progress, the entire project aggregating 339,020 RSF was reclassified from redevelopment to operating as of September 30, 2026.
•We continue to evaluate the business and financial strategy for three remaining projects aggregating 667,002 RSF, including options that could further reduce future construction funding requirements.
•Non-income-producing assets as of September 30, 2026 are 12% of gross assets, a reduction of 800 bps since December 31,
2024.
Alexandria’s development and redevelopment pipeline delivered incremental annual net operating income of $40 million during 3Q26, with an additional $85 million expected from projects to be delivered by 4Q28
•During the three months ended September 30, 2026, we placed into service 529,061 RSF of development and redevelopment projects across multiple submarkets. The projects were 84% occupied at delivery and generated incremental annual net operating income aggregating $40 million. Key deliveries for the three months ended September 30, 2026 included:
•198,992 RSF to Novo Nordisk for its R&D Center at 60 Sylvan Road on the Alexandria Center® for Life Science –
Waltham Megacampus.
•174,662 RSF at 99 Coolidge Avenue located on a Megacampus in Watertown.
•Annual net operating income (cash basis) from recently delivered projects is expected to increase by $67 million upon the burn-off of initial free rent, which has a weighted-average remaining period of approximately four months.
•80% of the RSF in our total development and redevelopment pipeline is within our Megacampus ecosystems.

Development and Redevelopment Projects	Incremental Annual Net Operating Income		RSF	Occupied/Leased/ Negotiating Percentage
(dollars in millions)
Placed into service:
Six months ended June 30, 2026	$58		532,219	91%
Three months ended September 30, 2026	40		529,061	84
Placed into service during nine months ended September 30, 2026	$98	(1)	1,061,280	87%

Expected to be placed into service:(2)
Fiscal year 2027	$24		905,582	77%
Fiscal year 2028	61
	$85
(1)Excludes future incremental annual net operating income from spaces placed into service that were vacant and/or unleased at delivery.
(2)Excludes 667,002 RSF of redevelopment projects currently under evaluation.

Continued successful management of general and administrative expenses
•For the trailing twelve months ended September 30, 2026, general and administrative expenses represented 7.5% of net operating income, nearly half the average of other S&P 500 REITs for 2023–2025.
•Compared to 2024, we continue to expect approximately $76 million of cumulative general and administrative expense savings for the two-year period 2025 and 2026 (based on the midpoint of our 2026 guidance range). Some of the cost savings in 2025 were temporary, and approximately half of the cost reductions achieved in 2025 are expected to continue in 2026 (based on the midpoint of our 2026 guidance range).
Key capital events
•In August 2026, we completed a public offering of $1.00 billion aggregate principal amount of 7.250% Series A fixed-to-fixed reset rate junior subordinated notes due 2057. The notes will initially bear interest at 7.250% per year through, but excluding,
February 15, 2032. Thereafter, the interest rate will reset every five years to the five-year U.S. Treasury rate plus 2.889%, subject to a minimum interest rate of 7.250%. We may elect to defer interest payments for up to five consecutive years, subject to the terms of the notes, including certain restrictions on paying dividends and repurchasing equity. We may also redeem at
100% of principal plus accrued and unpaid interest during the period beginning November 17, 2031 and ending on
February 15, 2032, and thereafter on any interest payment date. This issuance supports our liquidity, capital structure and deleveraging objectives while receiving 50% equity treatment from key rating agencies for purposes of the computations of leverage, fixed charges, and other credit metrics.
•In September 2026, we closed our amended and restated $5.0 billion unsecured senior line of credit, which, among other changes, extended the maturity date from January 22, 2030 to January 22, 2032, including extension options that we control.
The amendment also reduced the applicable borrowing rate to SOFR plus 0.725% from SOFR plus 0.835%. In connection with the amendment, we recognized a loss on early extinguishment of debt of approximately $3.3 million related to the partial write-
off of unamortized loan fees.
•Under our common stock repurchase program authorized in December 2025, we may repurchase up to $500.0 million of our common stock through December 31, 2026. As of the date of this report, no shares have been repurchased under this program and $500.0 million remains available for future share repurchases.
Dividend strategy to share net cash flows from operating activities with stockholders while retaining a significant portion for reinvestment
•Common stock dividend declared of $0.72 per share for the three months ended September 30, 2026, consistent with the preceding quarter. The declared dividend per common share reflects our commitment to maintaining the strength of our balance sheet, enhancing financial flexibility, supporting liquidity, and sharing cash flows with our stockholders.
•Significant net cash provided by operating activities, as adjusted, retained for reinvestment aggregating $2.55 billion for the years ended December 31, 2022 through 2025 and the midpoint of our 2026 guidance range.
•Dividend yield of 6.1% as of September 30, 2026 and dividend payout ratio of 47% for the three months ended September 30,
2026.
Investments
•As of September 30, 2026:
•Our non-real estate investments aggregated $1.74 billion.
•Unrealized gains presented in our consolidated balance sheet were $243.9 million, comprising gross unrealized gains and losses aggregating $322.4 million and $78.5 million, respectively.
•Investment income of $24.0 million for the three months ended September 30, 2026, presented in our consolidated statement of operations, consisted of $16.0 million of realized gains, $21.6 million of unrealized gains, and $13.6 million of impairment charges.

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
New and existing supply and reduced demand for life science space may continue to negatively affect our rental rates, occupancy, and operating results.
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
Exacerbating the recent demand trend, the life science industry faced an unusual convergence of macroeconomic, regulatory, policy, and political challenges in 2025 that continued to affect the sector during 2026. These included consequential shifts in leadership at the U.S. Department of Health and Human Services (“HHS”), tariff-related measures, operational, leadership, and staff disruptions at the NIH and the FDA, threatened reductions in NIH funding of biomedical research and proposals to limit NIH funding of indirect grant costs, heightened scrutiny of pharmaceutical pricing, and increased global competition from
China, discussed below. Collectively, these factors, including those described below, increased uncertainty, leading tenants to defer leasing commitments and expansion decisions pending greater clarity. As a result, absorption of available space has been notably slower.
◦Prolonged biotech bear market and capital constraints. The life science sector experienced the fifth consecutive year of a broad-based biotech bear market in 2025. Life science venture capital fundraising declined to its lowest level since
2016, reducing overall levels of venture capital funds available to deploy in the future. Life science venture funds also continued to be highly risk averse, focusing investments on clinical-stage and asset-based opportunities that may not drive significant laboratory space needs. The initial public offering market for biotech companies remained largely closed in 2025, eliminating a key source of liquidity and growth capital, but began to reopen in 2026. Elevated financing costs and broader economic and regulatory uncertainty continued to constrain access to debt and equity financing. These factors slowed company formation, reduced headcount growth, and delayed laboratory expansion decisions, directly impacting leasing demand for specialized life science space. Although capital markets and leasing activity showed early signs of improvement in 2026, the recovery remained uneven, and laboratory demand continued to be constrained by disciplined capital allocation and significant excess supply.
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
additional details.
•Impact on our business. The surge in supply and decrease in demand for life science space have led to industry-wide elevated vacancy rates, slower leasing activity, pressure on rental rates, higher lease concessions, and increased competition for tenants. Our operating occupancy declined from 90.9% as of December 31, 2025 to 87.1% as of September 30, 2026, and we
project our operating occupancy to be approximately 87.0% as of December 31, 2026, representing the midpoint of our guidance range for occupancy percentage in North America as of December 31, 2026.
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

	Revenue- and Non-Revenue- Enhancing Capital Expenditures	Tenant Improvements/ Leasing Commissions per RSF	Free Rent Concessions per Annum (leases executed in trailing 12 months)	Rental Rate Changes (on renewed/ re-leased spaces)	Operating Occupancy (as of each period end)
2024	$273,377	$46.89	0.7 months	16.9%	94.6%
2025	$324,293	$55.34	1.5 months	7.0%	90.9%
Nine months ended September 30, 2026	$430,365	$46.45	2.0 months	(5.1)%	87.1%
Midpoint of 2026 guidance range	$510,000	N/A		(5.0)%	87.0%
Additionally, we have key lease expirations with expected downtime in 2027 aggregating 1.4 million RSF as of September 30,
2026 with a weighted-average lease expiration date of March 2027. These spaces are expected to become vacant at lease expiration and re-leased to new tenants. We expect downtime on the 1.4 million RSF to be approximately 9 to 24 months on a weighted-average basis. In addition, we have identified 717,546 RSF of key lease expirations in 2028 that are expected to have downtime of approximately 9 to 24 months on a weighted-average basis. Considering elevated laboratory supply, there can be no assurance that we will be able to re-lease some or all of this space on acceptable terms, without significant capital expenditures, or within anticipated time frames, even at reduced rates.
As of September 30, 2026, we anticipate that 905,582 RSF of our projects undergoing construction will be placed into service from October 1, 2026 through 2028 and will generate $85 million in future incremental annual net operating income. These projects are 77% leased or under lease negotiations as of September 30, 2026. Furthermore, we have an additional 667,002
RSF of projects under evaluation which are 8% leased or under lease negotiations. For these projects, we are evaluating the business and financial strategy, including continuing construction, repositioning for advanced technology or other non-
laboratory use, selling, or pausing development or redevelopment. If we decide to sell or pause, such actions could negatively impact our FFO and operating metrics. Alternatively, if we decide to invest limited capital, we may place some or all of these projects into operation, which could temporarily reduce our operating occupancy until the projects are leased and occupied.
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
The effective execution of our development and redevelopment activities is contingent on access to the capital required to fund these projects. We expect construction spending in 2026 to aggregate $1.75 billion at the midpoint of our 2026 guidance range. This includes significant remaining construction costs to complete our active pipeline and anticipated increases in both revenue- and non-revenue-enhancing capital expenditures in our operating portfolio. As a result, our capital plan and leverage management strategy have increased our reliance on real estate dispositions and sales of partial interests to generate capital.
However, current real estate market conditions, including lower property valuations, increased capitalization rates, and higher short-term and long-term interest rates, will likely adversely affect the timing and pricing of such transactions.
For 2027, we are continuing to apply a disciplined approach to reduce construction spending and expect construction spending in 2027 will be primarily comprised of (i) revenue- and non-revenue-enhancing capital expenditures primarily to support the leasing of vacant space and renewals and re-leasing of space at our operating properties and (ii) amounts required to complete our development and redevelopment projects that are expected to stabilize through 2028 and are 77% leased/
negotiating.
•Lower property valuations and increased capitalization rates. A portion of our projected construction spending and other uses of capital is expected to be funded through dispositions, sales of partial interests, and other capital sources (including junior subordinated notes). Real estate investments are generally less liquid than many other investment types, which can present challenges in selling our properties in a timely manner or at desirable prices, especially in an environment of oversupply and high interest rates.
In addition to the factors discussed above specifically affecting demand for life science space, broader real estate demand has also been impacted by macroeconomic conditions, particularly elevated interest rates. Following the onset of the COVID-19 pandemic, the U.S. Federal Reserve reduced the federal funds target range to 0%–0.25% in March 2020 and maintained that near-zero range until March 2022. To address inflation concerns, the U.S. Federal Reserve then increased the target range rapidly, reaching 5.25%–5.50% in July 2023, where it remained for an extended period. Although the U.S. Federal Reserve reduced the federal funds target range to 4.25%–4.50% during 2024 and further to 3.50%–3.75% during 2025, interest rates remain elevated. In September 2026, the U.S. Federal Reserve increased the target range to 3.75%–4.00%. Due to a variety of factors, the yield on the 10-year U.S. Treasury note increased significantly in October 2026, exceeding 5% and reaching its highest level since 2002. This continues to limit access to debt and/or equity financing for prospective buyers of real estate assets. All other aspects being equal, such challenges for buyers contribute to an excess of properties available for sale, which exerts downward pressure on property valuations and elevates capitalization rates, adversely impacting the sales proceeds we can generate from our real estate asset sales.
The oversupply of life science real estate assets, discussed above, combined with high interest rates and reduced market liquidity, has contributed to a prolonged period of lower property valuations and higher capitalization rates, resulting in significant real estate impairments and making it more challenging to execute asset sales within the expected timelines and at favorable pricing. In 2026, we expect to complete dispositions and sales of partial interests of approximately $1.90 billion at the midpoint of our 2026 guidance range. However, we may not be able to achieve this and/or other targets disclosed in our 2026 guidance as a result of the uncertainties discussed in this section as well as in “Item 1A. Risk factors” in Part I of our annual report on Form 10-K for the year ended December 31, 2025.
The table below presents trends in total dispositions and impairments of real estate and capitalization rates associated with dispositions and sales of partial interests in our real estate assets over the last several years (dollars in thousands), partly attributable to the quality of core and non-core assets sold during each period.

	Aggregate Sales Price of Dispositions and Sales of Partial Interests	Impairment of Real Estate	Capitalization Rates(1)		Capitalization Rates (Cash Basis)(1)
2024	$1,382,453	$223,068	7.7%		6.5%
2025	$1,813,778	$2,202,818	7.7%	(2)	7.5%	(2)
Nine months ended September 30, 2026	$241,750	$865,873	N/A
Midpoint of 2026 guidance range	$1,900,000	(3)

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

For additional information about our dispositions and real estate impairments recognized during the three and nine months ended September 30, 2026, refer to “Sales of real estate assets and impairment of real estate” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1.
For 2026, we have established a disposition and joint venture program aggregating approximately $1.90 billion at the midpoint of our 2026 guidance range for dispositions and sales of partial interests. We may utilize multiple sources of capital, including land and non-core dispositions, sales of partial interests, and the issuance of $1.00 billion junior subordinated notes offering completed during the three months ended September 30, 2026, to fund (i) construction focused on highly leased developments and lease-up of vacant space, and (ii) repayment of senior unsecured debt sufficient to achieve our net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2026 annualized target of 5.6x to 6.2x. We continue to evaluate available alternatives and expect to execute on cost-efficient sources of capital under prevailing market conditions. We do not anticipate the issuance of any common equity during the year ending December 31, 2026.
In 2026, we are committed to dispose of certain assets classified as held for sale with an aggregate book value of
$702.8 million as of September 30, 2026. To achieve the midpoint of our 2026 guidance range of $1.90 billion for dispositions and sales of partial interests, we continue to evaluate a broad range of opportunities, including non-core operating properties, both stabilized and unstabilized, and land parcels.
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
We are focused on our large-scale non-core disposition program in 2026, although some of these dispositions could close in
2027. As of September 30, 2026, 80% of our annual rental revenue is from our Megacampus platform, and we expect this percentage to continue to grow over time, in part through our disposition program.
•Increased cost and limited availability of capital. Our 2026 guidance assumes a reduction of our outstanding unsecured debt by approximately $675.0 million, at the midpoint of our 2026 guidance range.
•In August 2026, we completed a public offering of $1.0 billion aggregate principal amount of 7.250% junior subordinated notes due 2057. The notes will initially bear interest at 7.250% per year through, but excluding,
February 15, 2032. Thereafter, the interest rate will reset every five years to the five-year U.S. Treasury rate plus
2.889%, subject to a minimum interest rate of 7.250%. We may elect to defer interest payments for up to five consecutive years, subject to the terms of the notes, including certain restrictions on paying dividends and repurchasing equity. We may also redeem at 100% of principal plus accrued and unpaid interest during the period beginning November 17, 2031 and ending on February 15, 2032, and thereafter on any interest payment date. This issuance supports our capital structure and deleveraging objectives while receiving 50% equity treatment from key rating agencies.
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
Achievement of our targeted $675.0 million net unsecured debt reduction remains dependent on our ability to generate proceeds during 2026 from planned real estate dispositions and sales of partial interests.

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
The table below reflects interest rates related to unsecured senior notes payable and junior subordinated notes payable that we have issued over the last several years and in 2026 (dollars in thousands). There is no assurance that high debt costs will not continue into the future.

	Unsecured Senior Notes Payable Issued	Junior Subordinated Notes Payable Issued	Interest Rate(1)
2024	$1,000,000	$—	5.57%
2025	$550,000	$—	5.66%
February 2026 issuance	$750,000	$—	5.41%
August 2026 issuance	$—	$1,000,000	7.37%

(1)Includes amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
•Capitalized Interest.
The table below presents gross interest expense, capitalized interest, and interest expense (in thousands):

	Gross Interest Expense	Capitalized Interest	Interest Expense
2024	$516,799	$(330,961)	$185,838
2025	$557,122	$(330,424)	$226,698
Nine months ended September 30, 2026	$415,225	$(206,612)	$208,613
Midpoint of 2026 guidance range	$520,000	$(240,000)	$280,000
For 2026, we expect capitalized interest of approximately $240 million at the midpoint of our guidance range. The decrease compared to 2025 reflects our actions taken in response to the market conditions, including re-evaluating certain projects, ceasing or pausing certain pre-construction activities on land and uncommitted projects to conserve capital, and disposing of certain assets. As a result, we expect our interest expense to increase to approximately $280 million (at the midpoint of our
2026 guidance range) in 2026 from $226.7 million in 2025. Continued macroeconomic and capital market pressures may necessitate further reevaluation of our plans, including temporary suspension of our construction projects, delay of future projects, or the sale of non-income-producing assets, which could further reduce our capitalized interest and increase interest expense.
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
In such an environment, distributions from our investments—which we may receive as dividends, as liquidation distributions from our investments in limited partnerships, or as a result of mergers and acquisitions involving our privately held investees—
may be limited and could result in lower realized gains. Gross unrealized gains related to our non-real estate investments held as of September 30, 2026, December 31, 2025, and December 31, 2024 aggregated to $322.4 million, $184.4 million, and
$228.1 million, respectively. These unrealized amounts are subject to market fluctuations and may not ultimately be realized.
We may not receive distributions from our investments or may face difficulties in monetizing our non-real estate investments at optimal prices. There can be no assurance that we will be able to realize gains in the future. In periods with limited or no realized gains, our FFO per share, as adjusted, may be adversely affected.

For the nine months ended September 30, 2026, we recognized $44.5 million in realized gains on non-real estate investments and are projecting realized gains of $65 million in 2026 at the midpoint of our guidance range. During the nine months ended
September 30, 2026, we also recognized impairment charges and unrealized gains that reflect continued valuation pressures.
The table below presents components of investment income (losses) on our non-real estate investments (in thousands):

	Realized Gains	Significant Realized Losses	Impairments	Unrealized (Losses) Gains	Investment (Losses) Income
2024	$117,214	$—	$(58,090)	$(112,246)	$(53,122)
2025	$115,722	$(103,329)	$(95,716)	$26,980	$(56,343)
Nine months ended September 30, 2026	$44,497	$—	$(35,026)	$143,164	$152,635
Midpoint of 2026 guidance range	$65,000	N/A(1)
(1)We are not able to forecast investment income (losses) of future periods without unreasonable effort and therefore do not provide the information on a forward-looking basis. This is due to the inherent difficulty of forecasting the timing and/or amount of items that depend on market conditions outside of our control.
Unfavorable market conditions could also lead to additional impairments of our investments in privately held entities that do not report NAV per share, as well as other‑than‑temporary impairments of our non‑real estate investments accounted for under the equity method.
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
Our Megacampus ecosystems, which offer both high visibility and a clear path for growth, are designed for scalability to accommodate our tenants’ growth. Our future development and redevelopment projects aggregate 19.5 million RSF as of
September 30, 2026, of which 80% is concentrated within our Megacampus ecosystems. Their strategic locations and path for growth serve as powerful incentives for tenants to lease space from us.
We believe our Megacampus strategy has enabled us to capture a greater share of available leasing demand relative to competitors in our core life science markets, even as overall supply has increased. The strength of this strategy is reflected in the 2026 performance metrics below, achieved despite challenging macroeconomic, regulatory, policy, and geopolitical environments:
•Our occupancy of 87.1% as of September 30, 2026:
•Additional 3.7% occupancy is expected from 1.3 million RSF (3.7% of total operating RSF) of leased space that was temporarily vacant as of September 30, 2026. These spaces are expected to become occupied upon completion of building and/or tenant improvements, with a weighted‑average expected occupancy date of June
2027, and are expected to generate annual rental revenue of approximately $52 million upon lease commencement. We expect 32% of the total 1.3 million RSF to be occupied by December 31, 2026.

•During the nine months ended September 30, 2026, we placed into service development and redevelopment projects aggregating 1.1 million RSF that are 87% occupied in various submarkets and delivered incremental annual net operating income of $98 million.
•Expected incremental annual net operating income from projects anticipated to be placed into service by the end of
2028:
•$24 million from 2027 deliveries.
•$61 million from 2028 deliveries.
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
•As of September 30, 2026, 74% of our leasing activity during the last twelve months was from our existing tenant base.
•As of September 30, 2026, 84% of our top 20 tenant annual rental revenue was derived from investment-grade or publicly traded large cap companies.
•Our tenant collections have remained consistently high, averaging 99.9% from the beginning of 2021 to
September 30, 2026.
•Prudent financial management. Our strong and flexible balance sheet and prudent balance sheet management are key factors in our ability to navigate macroeconomic uncertainties and capitalize on new opportunities. The strength of our financial position is highlighted by several key indicators:
•Our significant liquidity of $4.56 billion as of September 30, 2026 provides us the flexibility to address our operational needs and to pursue strategic opportunities.
•We expect to fund a large portion of our capital requirements through the following sources in 2026:
•$525 million in net cash provided by operating activities, as adjusted, at the midpoint of our 2026 guidance range.
•$105.0 million in capital contributions to fund construction expected from our existing consolidated real estate joint venture partners from October 1, 2026 through 2027 and beyond.
•$1.90 billion from real estate dispositions and sales of partial interests at the midpoint of our 2026 guidance range.
•Issuance of $1.00 billion of 7.250% Series A fixed-to-fixed reset rate junior subordinated notes due 2057, which was completed in August 2026.
•As of September 30, 2026, our credit ratings from S&P Global Ratings and Moody’s Ratings were BBB+ and Baa2, respectively, which rank in the top 20% among all publicly traded U.S. REITs.
•Net debt and preferred stock to Adjusted EBITDA ratio target: 5.6x to 6.2x for the fourth quarter of 2026, annualized.
•As of September 30, 2026, our fixed-rate debt represents 91.5% of our total debt, which provides predictability in debt servicing costs. Since 2022, our quarter-end fixed-rate debt has averaged 95.5%.
•Our debt maturity schedule is well laddered, which provides us with financial flexibility and reduces short-term refinancing risks. As of September 30, 2026, only 6% of our debt matures through 2028.
•As of September 30, 2026, the weighted-average remaining term of our debt is 11.6 years, which is the longest among S&P 500 REITs, and demonstrates our strategic approach to debt management and our focus on maintaining manageable annual debt maturities.
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
•Other mitigating factors
•Improvement in office market. The increase in demand for premium office space since 2024, primarily driven by the technology sector, particularly companies focused on AI, absorbed some of the market’s supply that was previously anticipated for life science use and is now being repositioned back into office space. High ceilings, improved ventilation systems, and abundant natural light, which are all features of life science real estate, have become highly desirable, appealing to office and advanced technology tenants. We expect this trend may lead to the exit from the life science sector of inexperienced life science real estate developers and expedite the resolution of the oversupply impacting the sector.

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
Our 2026 construction spending is primarily focused on:
•Leasing vacant space at operating properties
•Completing active committed construction projects
•Limiting future pipeline pre-construction activity
This strategy supports a more cost-efficient capital plan while preserving flexibility for future growth opportunities.
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
•For the trailing twelve months ended September 30, 2026, our general and administrative expenses were
7.5% of net operating income, approximately half the 2023–2025 average of other S&P 500 REITs.
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

Occupancy of Operating Properties

(1)
(1)

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

Rental Rate Changes: Renewed/Re-leased Space

Favorable Lease Structure(1)
Strategic Lease Structure by Owner and Operator of Collaborative Megacampus Ecosystems

Increasing cash flows
Percentage of leases containing annual rent escalations	97%
Stable cash flows
Percentage of triple net leases	91%
Lower capex burden
Percentage of leases providing for the recapture of capital expenditures	91%

Margins(2)

Operating	Adjusted EBITDA
66%	65%

(1)Percentages calculated based on our annual rental revenue in effect as of September 30, 2026.
(2)For the three months ended September 30, 2026.

Stable Cash Flows From Our High-Quality and Diverse Tenants

Life Science Product, Service, and Device
Public Biotechnology – Approved or Marketed Product
Public Biotechnology – Preclinical or Clinical Stage
Private Biotechnology
Biomedical Institutions
Government Institutions
Advanced Technologies
Other Commercial
Multinational Pharmaceutical

(1)
(2)
(3)
Percentage of ARE’s Annual Rental Revenue

Investment-Grade or Publicly Traded Large Cap Tenants
57%	84%
of ARE’s Total Annual Rental Revenue	of ARE’s Top 20 Tenant Annual Rental Revenue

Weighted Average Remaining Term(4)
7.7 Years	10 Years
All Tenants	Top 20 Tenants
As of September 30, 2026. Annual rental revenue represents amounts in effect as of September 30, 2026. Refer to “Definitions and reconciliations” in Item 2 for additional information.
(1)Represents the percentage of our annual rental revenue generated by professional services, finance, construction/real estate companies, and retail-related tenants.
(2)89% of our annual rental revenue from advanced technologies tenants is from investment-grade or publicly traded large cap tenants.
(3)80% of our annual rental revenue from biomedical institutions is from investment-grade or publicly traded large cap tenants.
(4)Represents the weighted-average remaining term based on annual rental revenue in effect as of September 30, 2026.

Leasing activity
The following table summarizes our leasing activity at our properties:

	Three Months Ended			Nine Months Ended		Year Ended
	September 30, 2026			September 30, 2026		December 31, 2025
(Dollars per RSF)	Including Straight-Line Rent		Cash Basis	Including Straight-Line Rent	Cash Basis	Including Straight-Line Rent		Cash Basis
Leasing activity:
Renewed/re-leased space(1)
Rental rate changes	(2.4)%		(3.3)%	(5.1)%	(6.9)%	7.0%		3.5%
New rates	$49.15		$47.59	$45.71	$46.71	$52.71		$53.66
Expiring rates	$50.34		$49.21	$48.18	$50.19	$49.27		$51.87
RSF	785,069			1,806,754		2,543,473
Tenant improvements/leasing commissions	$40.64			$46.45		$55.34
Weighted-average lease term	11.2 years			9.7 years		9.0 years

Previously vacant/developed/ redeveloped space leased
New rates	$58.33		$58.60	$48.30	$48.32	$72.30	(2)	$67.56	(2)
Previously vacant RSF	450,961	(3)		928,843		944,362
Developed/redeveloped RSF(4)	—	(3)		186,706		704,821	(2)
Weighted-average lease term	11.9 years			12.2 years		13.8 years

Leasing activity summary (totals):
New rates	$52.50		$51.61	$46.70	$47.33	$60.42		$59.13
RSF	1,236,030			2,922,303		4,192,656
Weighted-average lease term	11.5 years			10.9 years		11.9 years

Lease expirations(1)
Expiring rates	$52.13		$54.53	$53.30	$57.21	$54.22		$55.56
RSF	1,102,282	(5)		3,612,133		4,460,081
Leasing activity includes 100% of results for properties in which we have an investment.
(1)Excludes month-to-month leases aggregating 272,378 RSF and 58,516 RSF as of September 30, 2026 and December 31, 2025, respectively. During the trailing twelve months ended September 30, 2026, we granted free rent concessions averaging 2.0 months per annum. This includes a lease concession for a 20-year lease with a non-
life science tenant in the Research Triangle market executed during the three months ended September 30, 2026. Excluding this lease, free rent concessions were 1.1 months per annum.
(2)Includes the largest life science lease in company history, executed in July 2025 with Novartis AG. The 16-year expansion build-to-suit lease aggregates 466,598
RSF and is located at the Campus Point by Alexandria Megacampus in our University Town Center submarket. Excluding this lease, previously vacant/developed/
redeveloped rental rates would have been $58.31 and $58.70 (cash basis) and development/redevelopment leasing volume would have been 238,223 RSF, for the year ended December 31, 2025.
(3)During the three months ended September 30, 2026, we executed leases of 66,859 RSF and have additional leases under negotiation of 100,684 RSF for advanced technology use at our project at 311 Arsenal Street in our Greater Boston market, all of which will be reflected as leasing of previously vacant space. This activity enabled us to pivot the redevelopment project to a lower-cost advanced technology use, reducing future potential construction spend by approximately $220 million.
As a result of this leasing progress, the entire project aggregating 339,020 RSF was reclassified from redevelopment to operating as of September 30, 2026.
(4)Refer to “New Class A/A+ development and redevelopment properties: summary of pipeline” in Item 2 for additional information, including total project costs.
(5)Includes previously disclosed key lease expirations aggregating 282,878 RSF that became vacant during the three months ended September 30, 2026, with a weighted-average lease expiration date of August 2026.

Contractual lease expirations
The following tables summarize the contractual lease expirations as of September 30, 2026:

Year	RSF		Percentage of Occupied RSF	Annual Rental Revenue (per RSF)(1)	Percentage of Annual Rental Revenue
2026 (2)	481,770		1.6%	$39.19	1.0%
2027	3,054,723		9.9%	$57.27	9.4%
2028	3,701,167	(3)	12.0%	$50.94	10.1%
2029	2,150,332		7.0%	$41.53	4.8%
2030	2,653,670		8.6%	$43.44	6.2%
2031	3,510,598		11.4%	$53.88	10.1%
2032	1,067,200		3.5%	$56.34	3.2%
2033	2,400,457		7.8%	$46.43	6.0%
2034	2,627,230		8.6%	$65.93	9.3%
2035	1,158,790		3.8%	$55.45	3.4%
Thereafter	7,916,798		25.8%	$85.89	36.5%

Market	2026 Contractual Lease Expirations (in RSF)					Annual Rental Revenue (per RSF)(1)	2027 Contractual Lease Expirations (in RSF)						Annual Rental Revenue (per RSF)(1)
	Leased	Negotiating	Early Tenant Discussions	Marketing/ Remaining	Total(2)		Leased	Negotiating	Early Tenant Discussions	Marketing/ Remaining	Total

Greater Boston	93,181	—	—	37,384	130,565	$29.94	90,664	—	24,259	112,178	227,101		$44.93
San Diego	—	49,603	5,520	10,274	65,397	62.16	—	141,838	82,641	136,502	360,981		41.97
San Francisco Bay Area	12,719	—	2,927	—	15,646	22.45	32,944	40,996	24,694	68,536	167,170		78.12
Seattle	25,552	12,335	—	5,692	43,579	40.59	18,205	116,459	153,984	38,241	326,889		33.02
Maryland	—	—	—	2,796	2,796	14.95	—	35,465	25,766	103,250	164,481		30.28
Research Triangle	13,385	5,506	—	2,690	21,581	25.94	43,238	14,870	140,150	46,314	244,572		34.56
New York City	—	—	—	33,634	33,634	113.67	—	72,428	5,894	26,332	104,654		96.32
Texas	—	—	—	—	—	—	—	—	—	26,160	26,160		27.74
Non-cluster/other markets	—	—	—	—	—	—	—	—	—	54,755	54,755		15.21
Subtotal	144,837	67,444	8,447	92,470	313,198	46.37	185,051	422,056	457,388	612,268	1,676,763		44.36
Key lease expirations with expected downtime	—	12,801	77,775	77,996	168,572	25.86	—	305,643	521,300	551,017	1,377,960	(3)	72.92
Total	144,837	80,245	86,222	170,466	481,770	$39.19	185,051	727,699	978,688	1,163,285	3,054,723		$57.27
Percentage of expiring leases	30%	17%	18%	35%	100%		6%	24%	32%	38%	100%
Contractual lease expirations for properties classified as held for sale as of September 30, 2026 are excluded from the information on this page.
(1)Amounts in effect as of September 30, 2026.
(2)Excludes month-to-month leases aggregating 272,378 RSF as of September 30, 2026. Refer to “Leasing activity” in Item 2 for additional details.
(3)See tables below for additional details.
(4)Includes 317,385 RSF of key lease expirations from Bristol Myers Squibb across four properties, generating $24.0 million of annual rental revenue with a weighted-average expiration date of April 2027. Upon lease expiration, Bristol Myers
Squibb is expected to relocate to 4135 Campus Point Court, a 426,927 RSF R&D facility delivered in June 2026. We expect the vacated space to experience a period of downtime and are currently under negotiation for 190,085 RSF.
(5)Refer to the footnote for Novartis AG under "Top 20 tenants" in Item 2 for additional details.

2027 Key Lease Expirations with Expected Downtime				2028 Key Lease Expirations with Expected Downtime

Total	Annual Rental Revenue(1)	Weighted Average Expiration Date	Weighted Average Expected Downtime	Total	Annual Rental Revenue(1)	Weighted Average Expiration Date	Weighted Average Expected Downtime
1,377,960 RSF	$100.5M	March 2027	9 to 24 months	717,546 RSF	$60.4M	April 2028	9 to 24 months

Reason for Expected Downtime (Based on RSF)	Reason for Expected Downtime (Based on RSF)

Relocation to Other ARE Properties(4)	Leases at Assets Originally Acquired for Redevelopment	Other

Relocation to Other ARE Properties	Leases at Assets Originally Acquired for Redevelopment	100 Technology Square(5)	Other

Current Leasing Status (Based on RSF)	Current Leasing Status (Based on RSF)

Negotiating	Early Tenant Discussions	Marketing/Remaining

Early Tenant Discussions	Marketing/Remaining

Contractual lease expirations (continued)
The following table summarizes our key contractual lease expirations in 2027 as of September 30, 2026 (dollars in thousands):

	Expiration Date		Annual Rental Revenue	RSF
Campus				Negotiating	Early Tenant Discussions	Marketing/ Remaining	Total
Campus Point by Alexandria/San Diego – University Town Center	March 2027		$18,776	190,085	—	61,775	251,860	(1)
Alexandria Center® for Life Science – Waltham/Greater Boston – Route 128	January 2027		27,045	—	232,902	—	232,902	(2)
Alexandria Center® for Advanced Technologies – South San Francisco/San Francisco Bay Area – South San Francisco	January 2027		8,805	—	—	129,501	129,501
199 East Blaine Street/Seattle – Lake Union	June 2027		7,177	—	66,464	43,505	109,969
Sequence District by Alexandria/San Diego – Sorrento Mesa	January 2027		3,282	90,000	—	—	90,000	(2)
Alexandria Center® for Advanced Technologies – South Lake Union/Seattle – Lake Union	March 2027		4,089	—	50,946	32,144	83,090	(2)
3033 Science Park Road/San Diego – Torrey Pines	March 2027		5,258	—	—	65,525	65,525	(1)
Alexandria Technology Square®/Greater Boston – Cambridge/Inner Suburbs	January 2027		5,652	—	37,960	22,951	60,911	(1)
ARE Torrey Ridge/San Diego – Torrey Pines	March 2027		2,889	—	—	59,248	59,248
The Arsenal on the Charles/Greater Boston – Cambridge/Inner Suburbs	February 2027		4,732	—	54,109	—	54,109	(1)
Alexandria Center® for Advanced Technologies – Canyon Park/Seattle – Bothell	July 2027		1,725	—	—	50,297	50,297	(2)
Alexandria Center® for Life Science – Shady Grove/Maryland – Rockville	January 2027		1,599	—	—	48,500	48,500	(1)
10970 Alexandria Way/San Diego – Torrey Pines	November 2027		2,675	—	—	36,172	36,172
Other	Various		6,781	25,558	78,919	1,399	105,876
	March 2027	(3)	$100,485	305,643	521,300	551,017	1,377,960
				22%	38%	40%
(1)Relocation to other ARE properties.
(2)Leases at assets originally acquired for redevelopment or repositioning.
(3)Represents the weighted-average expiration date based on annual rental revenue as of September 30, 2026.

Top 20 tenants
84% of Top 20 Tenant Annual Rental Revenue Is From Investment-Grade
or Publicly Traded Large Cap Tenants(1)
Our properties are leased to a high-quality and diverse group of tenants, with no individual tenant accounting for greater than
8.6% of our annual rental revenue in effect as of September 30, 2026. The following table sets forth information regarding leases with our
20 largest tenants in North America based upon annual rental revenue in effect as of September 30, 2026 (dollars in thousands, except average market cap amounts):

		Remaining Lease Term(1) (in Years)		Aggregate RSF	Annual Rental Revenue(1)		Percentage of Annual Rental Revenue(1)	Investment-Grade Credit Ratings		Average Market Cap (in billions)

	Tenant							Moody’s	S&P
1	Bristol Myers Squibb Company	8.3		1,654,290	$162,062		8.6%	A2	A	$115.74
2	Eli Lilly and Company	8.7		1,054,241	92,120		4.9	Aa3	AA-	$985.81
3	Moderna, Inc.	12.2		462,100	71,445		3.8	—	—	$23.15
4	AstraZeneca PLC	5.5		611,326	56,683	(2)	3.0	A1	A+	$280.03
5	Takeda Pharmaceutical Company Limited	10.1		386,111	41,673		2.2	Baa1	BBB+	$52.65
6	Eikon Therapeutics, Inc.(3)	12.8		299,638	38,907		2.1	—	—	$0.59
7	Intellia Therapeutics, Inc.(4)	6.9		283,272	35,090		1.9	—	—	$1.64
8	Illumina, Inc.	5.1		792,687	29,977		1.6	Baa3	BBB	$23.02
9	United States Government	3.9		414,499	29,435	(5)	1.6	Aaa	AA+	$—
10	Novo Nordisk A/S	11.3		262,382	28,876		1.5	Aa3	AA	$209.80
11	Uber Technologies, Inc.	56.0	(6)	1,009,188	27,879		1.5	Baa1	BBB+	$161.24
12	Boston Children's Hospital	14.0		309,231	26,294		1.4	Aa2	AA	$—
13	Novartis AG	1.7	(7)	321,743	25,111		1.3	Aa3	AA-	$303.20
14	Sanofi	4.3		267,278	22,045		1.2	Aa3	AA	$112.32
15	New York University	5.8		218,983	21,073		1.1	Aa2	AA-	$—
16	Massachusetts Institute of Technology	3.3		242,428	20,529		1.1	Aaa	AAA	$—
17	Merck & Co., Inc.	7.6		300,930	18,895		1.0	Aa3	A+	$287.66
18	Vaxcyte, Inc.	8.3		230,755	18,656		1.0	—	—	$7.45
19	Charles River Laboratories, Inc.	9.1		189,549	18,467		1.0	—	—	$9.85
20	Altos Labs, Inc.(8)	14.5		158,990	18,408		1.0	—	—	$—
	Total/weighted-average	10.0	(6)	9,469,621	$803,625		42.8%
Annual rental revenue and RSF include 100% of each property managed by us. Refer to “Annual rental revenue” and “Investment-grade or publicly traded large cap tenants”
under “Definitions and reconciliations” in Item 2 for additional details, including our methodology of calculating annual rental revenue from unconsolidated real estate joint ventures and average market capitalization, respectively.
(1)Based on annual rental revenue in effect as of September 30, 2026.
(2)Of the $56.7 million of annual rental revenue generated by this tenant, $27.0 million relates to a 232,902 RSF lease at our Alexandria Center® for Life Science – Waltham
Megacampus, which expires in the first quarter of 2027. This lease is included in the 1.4 million RSF of 2027 key lease expirations with expected downtime disclosed under
“Contractual lease expirations” in Item 2. We do not expect the tenant to renew its lease and are actively marketing the space.
(3)Eikon Therapeutics, Inc. is a public biotechnology company led by Roger Perlmutter, a biopharmaceutical executive who previously served as an executive vice president of Merck & Co., Inc. As of June 30, 2026, the company held $531 million in cash and marketable securities.
(4)Intellia Therapeutics, Inc. is an established, publicly traded clinical-stage biotechnology company focused on CRISPR-based gene-editing therapies. The company reported positive Phase 3 clinical results in 2026 and reported cash, cash equivalents and marketable securities of $628.4 million as of June 30, 2026. Additionally, on September 4,
2026, the company announced it secured a non-dilutive senior secured term loan facility for up to $400 million.
(5)Includes leases, which are not subject to annual appropriations, with governmental entities such as the NIH and the General Services Administration. Approximately 2% of
the annual rental revenue derived from our leases with the United States Government is cancelable prior to the lease expiration date.
(6)Includes (i) ground leases for land at 1455 and 1515 Third Street (two buildings aggregating 422,980 RSF) and (ii) leases at 1655 and 1725 Third Street (two buildings aggregating 586,208 RSF) in our Mission Bay submarket owned by our unconsolidated real estate joint venture in which we have an ownership interest of 10%. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue from our unconsolidated real estate joint ventures. Excluding these ground leases, the weighted-average remaining lease term for our top 20 tenants was 8.4 years as of September 30, 2026.
(7)Includes one direct lease at 100 Technology Square at Alexandria Technology Square® Megacampus in our Cambridge submarket aggregating 255,441 RSF, which generates annualized rental revenue of $21.0 million and expires in March 2028. The tenant has leased the building since 2002 and has subsequently expanded and consolidated its operations in Cambridge into a larger footprint. As a result, we do not expect the tenant to renew its lease upon expiration. We are actively marketing the space for re-leasing and expect significant downtime following lease expiration to upgrade and re-lease the space.
(8)Altos Labs, Inc. is a private biotechnology company led by Hal Barron, M.D., former GlaxoSmithKline Chief Scientific Officer and President, R&D. Altos Labs launched with
$3.0 billion in private funding in 2022, and is backed by a group of prominent investors.

Locations of properties
Our properties are strategically located in AAA life science and advanced technology innovation cluster markets. The following table sets forth the total RSF, number of properties, and annual rental revenue in effect as of September 30, 2026 in each of our markets in North America (dollars in thousands, except per RSF amounts):

	RSF						Number of Properties	Annual Rental Revenue
Market	Operating		Development	Redevelopment	Total	% of Total		Total	% of Total	Per RSF
Greater Boston	10,338,586		—	600,652	10,939,238	28%	63	$740,938	39%	$88.46
San Diego	6,419,662		466,598	—	6,886,260	18	55	341,035	18	59.23
San Francisco Bay Area	5,469,953		212,657	50,377	5,732,987	16	39	300,013	17	70.79
Seattle	2,900,871		175,950	—	3,076,821	8	39	115,007	6	43.74
Maryland	3,676,755		—	—	3,676,755	10	47	151,322	8	45.77
Research Triangle	3,436,285		—	—	3,436,285	9	36	86,341	5	26.59
New York City	727,674		—	—	727,674	2	2	65,575	3	93.24
Texas	1,651,094		—	66,350	1,717,444	4	13	41,539	2	29.50
Non-cluster/other markets/ Canada	954,935	(1)	—	—	954,935	2	16	21,981	1	29.49
Properties held for sale	965,557		339,668	—	1,305,225	3	18	21,775	1	40.90
	36,541,372		1,194,873	717,379	38,453,624	100%	328	$1,885,526	100%	$60.93
			1,912,252
Summary of occupancy percentages in North America
The following table sets forth the occupancy percentages for our operating properties and our operating and redevelopment properties in each of our North America markets, excluding properties held for sale, as of the following dates:

	Operating Properties				Operating and Redevelopment Properties
Market	9/30/26		6/30/26	9/30/25	9/30/26	6/30/26	9/30/25
Greater Boston	81.0%	(2)	83.0%	86.8%	76.6%	73.7%	73.6%
San Diego	89.7		89.9	95.2	89.7	89.9	95.2
San Francisco Bay Area	87.1		83.1	90.4	86.3	81.9	86.4
Seattle	90.6		87.7	90.1	90.6	87.7	90.1
Maryland	91.5		91.5	93.9	91.5	91.5	93.9
Research Triangle	94.5		93.9	94.9	94.5	93.9	94.9
New York City	96.6		95.5	98.3	96.6	95.5	98.3
Texas	85.3		85.3	79.9	82.0	82.0	76.5
Subtotal	87.4		87.1	90.8	85.6	83.8	85.9
Non-cluster/other markets/ Canada	78.0		54.1	85.2	78.0	54.1	81.7
	87.1%	(3)	86.9%	90.6%	85.4%	83.6%	85.8%
(1)Includes 779,842 RSF and $14.9 million of annual rental revenue located in Canada.
(2)Decline in occupancy was primarily due to 339,020 RSF at our 311 Arsenal Street redevelopment project in our Greater Boston market being placed back into operation following the execution of leases aggregating 66,859 RSF, with additional leases aggregating 100,684 RSF under negotiation for advanced technology use as of
September 30, 2026. This activity enables us to pivot the redevelopment project to a lower-cost advanced technology use, reducing future construction spend by approximately $220 million.
(3)Excludes leases aggregating 1.3 million RSF, or 3.7% of total operating RSF, executed as of September 30, 2026 and expected to be occupied upon completion of building and/or tenant improvements. The weighted-average expected occupancy date is approximately June 2027, with expected annual rental revenue of approximately $52 million. We expect 32% of the total RSF to be occupied by December 31, 2026.

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
Our investments in real estate consisted of the following as of September 30, 2026 (dollars in thousands):

		Development and Redevelopment
			Under Construction
	Operating		2027–2028 Stabilization	Evaluating Business and Financial Strategy	Future	Subtotal		Total
Square footage
Operating	35,575,815		—	—	—	—		35,575,815
Future Class A/A+ development and redevelopment properties	—		905,582	667,002	18,912,303	20,484,887		20,484,887
Future development and redevelopment square feet currently included in rental properties(1)	—		—	—	(935,031)	(935,031)		(935,031)
Total square footage, excluding properties held for sale	35,575,815		905,582	667,002	17,977,272	19,549,856		55,125,671
Properties held for sale	965,557		—	339,668	2,079,925	2,419,593		3,385,150
Total square footage	36,541,372		905,582	1,006,670	20,057,197	21,969,449		58,510,821

Investments in real estate
Gross book value as of September 30, 2026(2)	$30,198,713		$670,176	$611,311	$3,826,180	$5,107,667	(3)	$35,306,380
Properties held for sale	459,477		—	238,232	241,902	480,134		939,611
Total gross investment in real estate, excluding properties held for sale	$29,739,236		$670,176	$373,079	$3,584,278	$4,627,533		$34,366,769

20%
17%

Development/ Redevelopment Under Construction
Land/Future Development
11% to 16%
12%
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
(3)Our share of investment in our development and redevelopment pipeline as of September 30, 2026 is $4.63 billion.
(4)Excludes land and development parcels classified as held for sale which represented approximately 1% of total non-income-producing assets as of September 30, 2026, compared with approximately 1% as of December 31, 2025 and 2024.

Dispositions and sales of partial interests
The following table summarizes our 2026 sources of capital activity during the nine months ended September 30, 2026 and through the date of this report, and projections for the remainder of 2026 (dollars in thousands):

			Interest Sold	Square Footage		Price (Our Share)
Property	Submarket/Market	Date of Transaction		Operating	Future Development
Completed during the six months ended June 30, 2026						$7,350

Non-core and land dispositions completed during the three months ended September 30, 2026:
3825 and 3875 Fabian Way(1)	Palo Alto/San Francisco Bay Area	7/14/26	100%	228,000	250,000	163,000
One Hampshire Street(2)	Cambridge/Greater Boston	8/21/26	100%	104,956	—	44,900
3911, 3931, 4025, 4031, 4045, and 4075 Sorrento Valley Boulevard(3)	Sorrento Valley/San Diego	9/23/26	100%	95,814	144,000	26,500
Dispositions completed during the three months ended September 30, 2026						234,400	(4)
Total dispositions completed during the nine months ended September 30, 2026						241,750

Completed in October 2026:
Sales of partial interests:
Campus Point by Alexandria(5)	University Town Center/San Diego	10/23/26	(5)	1,586,697	366,816	475,000
Total completed 2026 dispositions and sales of partial interests as of October 26, 2026						716,750
Our share of pending dispositions and sales of partial interests subject to:
Non-refundable deposits						355,400
Signed letters of intent and/or purchase and sale agreement late-stage negotiations						1,547,850
						2,620,000
Proceeds from dispositions and sales of partial interests in excess of 2026 guidance midpoint which may be deferred into 2027(6)						(720,000)
2026 guidance midpoint for dispositions and sales of partial interests						$1,900,000

2026 guidance range for dispositions and sales of partial interests					$1,100,000 – $2,700,000
Weighted-average projected completion date of 2026 dispositions and sales of partial interests						November 2026	(7)

(1)Represents one future development project aggregating 250,000 SF at 3825 Fabian Way and one fully leased operating building aggregating 228,000 RSF at 3875 Fabian Way in our Palo Alto submarket. These assets were acquired in
2019 with the intent to develop them for life science use. However, due to the project’s macroeconomic outlook, the assets no longer aligned with our strategy and were sold to a residential developer.
(2)Represents one vacant office property that was originally acquired with the intent to redevelop for life science use and expand our Megacampus ecosystem. The asset was sold due to the macroeconomic outlook for the project and the significant capital required to redevelop and lease the property.
(3)Represents five operating properties, primarily comprising non-laboratory space, and one land parcel. As of June 30, 2026, these operating properties were 30% occupied with a weighted-average lease term of 2.4 years and were sold due to the significant capital that would have been required to convert these properties through redevelopment for laboratory use and their misalignment with our Megacampus strategy.
(4)Our share of dispositions completed during the three months ended September 30, 2026 had annual net operating income of $4.4 million (based on the three months ended June 30, 2026, annualized) with a weighted-average disposition date of July 29, 2026.
(5)Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional details.
(6)Refer to “Key sources and uses of capital” under “Projected results” in Item 2 for additional details.
(7)Including the impact of the $1.0 billion junior subordinated notes issued during the three months ended September 30, 2026, the weighted-average projected completion date of these sources of capital is expected to be October 2026.

New Class A/A+ development and redevelopment properties: recent deliveries

99 Coolidge Avenue	50 and 60 Sylvan Road(1)	4135 Campus Point Court
Megacampus: 480 Arsenal Way, 446, 458, and 500 Arsenal Street, and 99 Coolidge Avenue	Megacampus: Alexandria Center® for Life Science – Waltham	Megacampus: Campus Point by Alexandria
320,809 RSF	268,992 RSF	426,927 RSF
84% Occupancy	88% Occupancy	100% Occupancy

10075 Barnes Canyon Road	269 East Grand Avenue	701 Dexter Avenue North
Megacampus: SD Tech by Alexandria	Megacampus: Alexandria Center® for Advanced Technologies – South San Francisco	Megacampus: Alexandria Center® for Advanced Technologies – South Lake Union
253,079 RSF	33,780 RSF	51,627 RSF
80% Occupancy	100% Occupancy	100% Occupancy

(1)Image represents 60 Sylvan Road on the Alexandria Center® for Life Science – Waltham Megacampus.

New Class A/A+ development and redevelopment properties: recent deliveries (continued)
Incremental Annual Net Operating Income Generated From YTD 3Q26 Deliveries
Aggregated $98 million(1), Including $40 million in 3Q26
The following table presents development and redevelopment of new Class A/A+ projects placed into service during the nine months ended September 30, 2026 (dollars in thousands):

Property/Market/Submarket	3Q26 Delivery Date(3)	Our Ownership Interest	RSF Placed in Service					Occupancy Percentage(4)	Total Project		Unlevered Yields(2)
			Prior to 1/1/26	1Q26	2Q26	3Q26	Total				Initial Stabilized	Initial Stabilized (Cash Basis)
									RSF	Investment
Development projects
99 Coolidge Avenue/Greater Boston/Cambridge/ Inner Suburbs	8/11/26	100%	129,413	16,734	—	174,662	320,809	84%	320,809	$446,000	5.8%	6.8%
4135 Campus Point Court/San Diego/University Town Center	N/A	59.3%	—	—	426,927	—	426,927	100%	426,927	$524,000	10.8%	6.2%
10075 Barnes Canyon Road/San Diego/Sorrento Mesa	N/A	50.0%	171,469	81,610	—	—	253,079	80%	253,079	$314,000	5.5%	5.7%
701 Dexter Avenue North/Seattle/Lake Union	7/9/26	100%	—	—	—	51,627	51,627	100%	227,577	TBD

Redevelopment projects
50 and 60 Sylvan Road/Greater Boston/Route 128	9/1/26	100%	—	—	—	268,992	268,992	88%	268,992	$432,000	6.3%	4.1%	(5)
269 East Grand Avenue/San Francisco Bay Area/ South San Francisco	8/21/26	100%	—	—	—	33,780	33,780	100%	84,157	TBD
8800 Technology Forest Place/Texas/Greater Houston	N/A	100%	50,094	6,948	—	—	57,042	100%	123,392	$112,000	6.3%	6.0%
Weighted average/total	8/20/26		350,976	105,292	426,927	529,061	1,412,256		1,704,933

(1)Excludes future incremental annual net operating income from recently delivered spaces aggregating 134,767 RSF that were vacant and/or unleased at delivery.
(2)The delivered leases contain effective annual rent escalations of 3%, which are expected to contribute to growth in net operating income (cash basis) over the respective lease term.
(3)Represents the average delivery date for deliveries that occurred during the three months ended September 30, 2026, weighted by annual rental revenue.
(4)Occupancy reflects total operating RSF placed in service as of each respective delivery date when the space was placed into service. Subsequent occupancy changes are not reflected.
(5)The lease with Novo Nordisk, an investment-grade tenant, was executed in a highly competitive leasing environment and provides strong long-term value through a 15-year term and 3% annual rent escalations. The lower cash yield relative to the original underwriting is primarily driven by higher development costs and lower rental assumptions than initially forecasted due to market changes.

New Class A/A+ development and redevelopment properties: under construction

10200 Campus Point Drive	1450 Owens Street
Megacampus: Campus Point by Alexandria	Megacampus: Alexandria Center® for Science and Technology – Mission Bay
466,598 RSF	212,657 RSF
100% Leased	51% Leased/Negotiating

269 East Grand Avenue	701 Dexter Avenue North
Megacampus: Alexandria Center® for Advanced Technologies – South San Francisco	Megacampus: Alexandria Center® for Advanced Technologies – South Lake Union
50,377 RSF	175,950 RSF
40% Leased/Negotiating	69% Leased/Negotiating

New Class A/A+ development and redevelopment properties: under construction
The following tables set forth a summary of our new Class A/A+ development and redevelopment properties under construction as of September 30, 2026 (dollars in thousands):

Property	Market/Submarket		Square Footage			Percentage		Occupancy(1)
		Dev/ Redev	In Service	CIP	Total	Leased	Leased/ Negotiating	Initial	Stabilized
Under construction
2027–2028 stabilization
10200 Campus Point Drive(2)	San Diego/University Town Center	Dev	—	466,598	466,598	100%	100%	4Q28	4Q28
1450 Owens Street	San Francisco Bay Area/Mission Bay	Dev	—	212,657	212,657	51	51	2Q27	2028
269 East Grand Avenue	San Francisco Bay Area/South San Francisco	Redev	33,780	50,377	84,157	40	40	3Q26	2H27
701 Dexter Avenue North	Seattle/Lake Union	Dev	51,627	175,950	227,577	34	69	3Q26	2028
			85,407	905,582	990,989	69%	77%
Evaluating business and financial strategy; earliest potential lab delivery in 2028(3)(4)
40 Sylvan Road	Greater Boston/Route 128	Redev	—	329,049	329,049	—%	—%
3000 Minuteman Road	Greater Boston/Other	Redev	—	271,603	271,603	—	—
8800 Technology Forest Place	Texas/Greater Houston	Redev	57,042	66,350	123,392	46	46
			57,042	667,002	724,044	8%	8%

		Our Ownership Interest	At 100%						Unlevered Yields
Property	Market/Submarket		In Service	CIP	Cost to Complete		Total at Completion		Initial Stabilized	Initial Stabilized (Cash Basis)

Under construction
2027–2028 stabilization(5)
10200 Campus Point Drive(2)	San Diego/University Town Center	59.3%	$—	$106,862	$553,138		$660,000		7.3%	6.5%
1450 Owens Street	San Francisco Bay Area/Mission Bay	25.0%	—	263,855	TBD
269 East Grand Avenue	San Francisco Bay Area/South San Francisco	100%	49,793	53,299
701 Dexter Avenue North	Seattle/Lake Union	100%	96,398	246,160

			$146,191	$670,176	$780,000	(6)	$1,590,000	(6)

Our share of investment(6)(7)			$150,000	$420,000	$500,000	(6)	$1,070,000	(6)

Evaluating business and financial strategy; earliest potential lab delivery in 2028(3)(4)
40 Sylvan Road	Greater Boston/Route 128	100%	$—	$233,594	TBD
3000 Minuteman Road	Greater Boston/Other	100%	—	97,248
8800 Technology Forest Place	Texas/Greater Houston	100%	65,640	42,237
			$65,640	$373,079
Refer to “Initial stabilized yield (unlevered)” under “Definitions and reconciliations” in Item 2 for additional information.
(1)Initial occupancy dates are subject to leasing and/or market conditions. Stabilized occupancy may vary depending on single tenancy versus multi-tenancy. Multi-tenant projects may increase in occupancy over time.
(2)Represents a single-tenant project that expands the existing Campus Point by Alexandria Megacampus, where we have a 59.3% ownership interest as of September 30, 2026. The project is fully leased to Novartis AG with 3% annual rent escalations. The tenant currently occupies a building within the Megacampus aggregating 52,853 RSF that generated annual rental revenue of $4.1 million as of September 30, 2026. The tenant is expected to vacate this building during
2028. We expect to fund the majority of future construction costs at the Megacampus. Refer to “Dispositions and sales of partial interests” in Item 2 for additional information.
(3)We are evaluating multiple options, including whether to continue construction of laboratory improvements, pause construction, pursue lower-investment construction alternatives (including a pivot to advanced technology use), or pursue a disposition, based upon future leasing interest. Under a lower-investment scenario, we would expect lower rent and tenant improvement requirements, and we would evaluate whether all or a portion of the property would be placed back into operation. We would also expect stabilized yields under such alternatives to be lower than our initial underwriting assumptions. If we elect to continue to pursue construction of laboratory improvements for these projects, the earliest deliveries of these projects are in 2028.
(4)As of June 30, 2026, 311 Arsenal Street and 421 Park Drive in our Greater Boston market were included in projects for which we were evaluating our business and financial strategy. During the three months ended September 30, 2026, we reclassified the 339,020 RSF redevelopment project at 311 Arsenal Street to operating following the execution of leases aggregating 66,859 RSF, with additional leases aggregating 100,684 RSF under negotiation for advanced technology use, which is expected to reduce future potential construction spending by approximately $220 million. We also entered into a purchase and sale agreement with an institutional user for the sale of 339,668 RSF at 421 Park Drive, representing substantially all of our development project at this location. This portion of the project was classified as held for sale as of September 30, 2026. The transaction is anticipated to close in the fourth quarter of 2026 and is expected to reduce future potential construction spending by approximately $136 million.
(5)We expect to provide total estimated costs and related yields for each project over the next several quarters.
(6)Represents dollar amount rounded to the nearest $10 million and includes preliminary estimated amounts for projects listed as TBD.
(7)Represents our share of investment based on our current ownership percentage upon completion of development or redevelopment projects, and will be adjusted as our ownership percentage increases at the Campus Point project.

New Class A/A+ development and redevelopment properties: summary of pipeline
80% of Our Total Development and Redevelopment Pipeline RSF
Is Within Our Megacampus Ecosystems
The following table summarizes the key information for all our development and redevelopment projects in North America as of September 30, 2026 (dollars in thousands):

Market Property	Submarket	Our Ownership Interest	Book Value	Development and Redevelopment Square Footage
				Under Construction	Future	Total(1)

Greater Boston
Megacampus: Alexandria Center® for Life Science – Waltham	Route 128	100%	$300,320	329,049	515,000	844,049
40 Sylvan Road and 35 Gatehouse Drive
Megacampus: 30, 200, and 3000 Minuteman Road	Other	100%	115,366	271,603	350,000	621,603
3000 Minuteman Road
Megacampus: 480 Arsenal Way, 446, 458, and 500 Arsenal Street, and 99 Coolidge Avenue	Cambridge/Inner Suburbs	100%	25,123	—	560,000	560,000
446, 458, and 500 Arsenal Street
Megacampus: Alexandria Center® at Kendall Square	Cambridge	100%	49,415	—	174,500	174,500
100 Edwin H. Land Boulevard
Megacampus: Alexandria Technology Square®	Cambridge	100%	9,176	—	100,000	100,000
10 Necco Street	Seaport Innovation District	100%	107,225	—	175,000	175,000
215 Presidential Way	Route 128	100%	6,816	—	112,000	112,000
Other development and redevelopment projects		100%	182,944	—	774,157	774,157
			$796,385	600,652	2,760,657	3,361,309
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

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property	Submarket	Our Ownership Interest		Book Value	Development and Redevelopment Square Footage
					Under Construction	Future	Total(1)

San Diego
Megacampus: Campus Point by Alexandria	University Town Center	59.3%	(2)	$288,339	466,598	866,816	1,333,414
10010(3), 10140(3), and 10200 Campus Point Drive and 4165, 4224, and 4275(3) Campus Point Court
11255 and 11355 North Torrey Pines Road	Torrey Pines	100%		168,945	—	215,000	215,000
Megacampus: One Alexandria Square	Torrey Pines	100%		71,391	—	125,280	125,280
10975 and 10995 Torreyana Road
Megacampus: 5200 Illumina Way	University Town Center	51.0%		17,939	—	451,832	451,832
9625 Towne Centre Drive	University Town Center	30.0%		859	—	100,000	100,000
Megacampus: Sequence District by Alexandria	Sorrento Mesa	100%		51,110	—	1,661,915	1,661,915
6290, 6310, 6340, 6350, and 6450 Sequence Drive
Megacampus: SD Tech by Alexandria	Sorrento Mesa	50.0%		144,675	—	493,845	493,845
9805 Scranton Road and 10065 Barnes Canyon Road
Other development and redevelopment projects		(4)		—	—	50,000	50,000
				743,258	466,598	3,964,688	4,431,286
San Francisco Bay Area
Megacampus: Alexandria Center® for Science and Technology – Mission Bay	Mission Bay	25.0%		263,855	212,657	—	212,657
1450 Owens Street
Megacampus: Alexandria Center® for Advanced Technologies – South San Francisco	South San Francisco	100%		59,954	50,377	90,000	140,377
211(4) and 269 East Grand Avenue
Megacampus: Alexandria Center® for Advanced Technologies – Tanforan	South San Francisco	100%		471,396	—	1,930,000	1,930,000
1122, 1150, and 1178 El Camino Real
Alexandria Center® for Life Science – Millbrae	South San Francisco	48.6%		164,771	—	348,401	348,401
201 and 231 Adrian Road and 30 Rollins Road
Megacampus: Alexandria Center® for Life Science – San Carlos	San Carlos	100%		510,128	—	1,497,830	1,497,830
960 Industrial Road, 987 and 1075 Commercial Street, and 888 Bransten Road
				$1,470,104	263,034	3,866,231	4,129,265
Refer to “Megacampus” under “Definitions and reconciliations” in Item 2 for additional details.
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
(2)In October 2026, we completed a partial sale of our interest in this joint venture for $475.0 million, which reduced our interest to approximately 30%. We expect to fund the majority of future construction costs at the Megacampus, which is expected to increase our ownership interest over time to over 50%. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional details.
(3)We have a 100% interest in this property.
(4)Includes a property in which we own a partial interest through a real estate joint venture. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional details.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property	Submarket	Our Ownership Interest	Book Value	Development and Redevelopment Square Footage
				Under Construction	Future		Total(1)

Seattle
Megacampus: Alexandria Center® for Advanced Technologies – South Lake Union	Lake Union	(2)	$548,166	175,950	1,057,400		1,233,350
601 and 701 Dexter Avenue North and 800 Mercer Street
1010 4th Avenue South	SoDo	100%	64,353	—	544,825		544,825
410 West Harrison Street	Elliott Bay	100%	27,147	—	91,000		91,000
Megacampus: Alexandria Center® for Advanced Technologies – Canyon Park	Bothell	100%	20,823	—	230,000		230,000
21660 20th Avenue Southeast
Other development and redevelopment projects		100%	161,663	—	706,087		706,087
			822,152	175,950	2,629,312		2,805,262
Maryland
Megacampus: Alexandria Center® for Life Science – Shady Grove	Rockville	100%	25,968	—	296,000		296,000
9830 Darnestown Road
			25,968	—	296,000		296,000
Research Triangle
Megacampus: Alexandria Center® for Life Science – Durham	Research Triangle	100%	170,969	—	2,060,000		2,060,000
Megacampus: Alexandria Center® for Advanced Technologies and AgTech – Research Triangle	Research Triangle	100%	118,275	—	1,170,000		1,170,000
4 and 12 Davis Drive
Megacampus: Alexandria Center® for Sustainable Technologies	Research Triangle	100%	57,656	—	750,000		750,000
120 TW Alexander Drive, 2752 East NC Highway 54, and 10 South Triangle Drive
Other development and redevelopment projects		100%	1,647	—	25,000		25,000
			348,547	—	4,005,000		4,005,000
New York City
Megacampus: Alexandria Center® for Life Science – New York City	New York City	100%	185,936	—	550,000	(3)	550,000
			$185,936	—	550,000		550,000
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
(2)We have a 100% interest in 601 and 701 Dexter Avenue North aggregating 364,350 RSF and a 60.0% interest in the future development project at 800 Mercer Street aggregating 869,000 RSF.
(3)In 2024, we filed a lawsuit against the New York City Health + Hospitals Corporation and the New York City Economic Development Corporation for fraud and breach of contract concerning our option to ground lease a land parcel to develop a future world-class life science building within the Alexandria Center® for Life Science – New York City Megacampus. Refer to “Other” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements for additional information.

New Class A/A+ development and redevelopment properties: summary of pipeline (continued)

Market Property	Submarket	Our Ownership Interest	Book Value		Development and Redevelopment Square Footage
					Under Construction	Future	Total(1)

Texas
Alexandria Center® for Advanced Technologies at The Woodlands	Greater Houston	100%	$45,351		66,350	116,405	182,755
8800 Technology Forest Place
1001 Trinity Street and 1020 Red River Street	Austin	100%	142,328		—	250,010	250,010
Other development and redevelopment projects		100%	—		—	—	—
			187,679		66,350	366,415	432,765
Other development and redevelopment projects		100%	47,504		—	474,000	474,000
Total pipeline as of September 30, 2026, excluding properties held for sale			4,627,533		1,572,584	18,912,303	20,484,887
Properties held for sale			480,134		339,668	2,079,925	2,419,593
Total pipeline as of September 30, 2026			$5,107,667	(2)	1,912,252	20,992,228	22,904,480
Refer to “Megacampus” under “Definitions and reconciliations” in Item 2 for additional information.
(1)Total square footage includes 935,031 RSF of buildings currently in operation that we expect to demolish or redevelop and commence future construction subject to market conditions and leasing. Refer to “Investments in real estate” under
“Definitions and reconciliations” in Item 2 for additional details, including development and redevelopment square feet currently included in rental properties.
(2)Includes $1.04 billion of projects that are currently under construction.

Results of operations
Same properties
We supplement an evaluation of our results of operations with an evaluation of operating performance of certain of our properties, referred to as “Same Properties.” For additional information on the determination of our Same Properties portfolio, refer to
“Same property comparisons” under “Definitions and reconciliations” in Item 2. The following table presents information regarding our
Same Properties for the three and nine months ended September 30, 2026:

	September 30, 2026
	Three Months Ended		Nine Months Ended
Percentage change in net operating income over comparable period from prior year	(6.7)%	(1)	(9.2)%	(1)
Percentage change in net operating income (cash basis) over comparable period from prior year	(2.8)%	(1)	(8.4)%	(1)
Operating margin	66%		66%
Number of Same Properties	288		284
RSF	32,250,516		31,629,122
Occupancy – current-period average	88.1%		88.6%
Occupancy – same-period prior-year average	91.7%		92.8%
(1)The decline was due to a decrease in same property occupancy, primarily driven by previously disclosed key lease expirations with expected downtime aggregating
282,878 RSF and 1.2 million RSF in the three and nine months ended September 30, 2026, respectively, with weighted-average lease expiration dates of August 2026 and April 2026, respectively.
The following table reconciles the number of Same Properties to total properties for the nine months ended
September 30, 2026:

Development and redevelopment – under construction	Properties
1450 Owens Street	1
701 Dexter Avenue North	1
10200 Campus Point Drive	1
40 Sylvan Road	1
269 East Grand Avenue	1
8800 Technology Forest Place	1
3000 Minuteman Road Building 4	1
7
Development and redevelopment – placed into service or reclassified into operating after January 1, 2025
230 Harriet Tubman Way	1
500 North Beacon Street and 4 Kingsbury Avenue	2
10935, 10945, and 10955 Alexandria Way	3
10075 Barnes Canyon Road	1
4135 Campus Point Court	1
99 Coolidge Avenue	1
50 and 60 Sylvan Road	2
311 Arsenal Street	1
3000 Minuteman Road Building 3	1
421 Park Drive	1
14
Acquisitions after January 1, 2025
Other	2
2
Unconsolidated real estate JVs	3
Properties held for sale	18
Total properties excluded from Same Properties	44
Same Properties	284
Total properties as of September 30, 2026	328

Comparison of results for the three months ended September 30, 2026 to the three months ended September 30, 2025
The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same
Properties for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 (dollars in thousands). Refer to “Definitions and reconciliations” in Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
Income from rentals:
Same Properties	$432,586	$454,624	$(22,038)	(4.8)%
Non-Same Properties	48,762	86,446	(37,684)	(43.6)
Rental revenues	481,348	541,070	(59,722)	(11.0)

Same Properties	167,825	175,145	(7,320)	(4.2)
Non-Same Properties	4,445	19,634	(15,189)	(77.4)
Tenant recoveries	172,270	194,779	(22,509)	(11.6)

Income from rentals	653,618	735,849	(82,231)	(11.2)

Same Properties	—	—	—	—
Non-Same Properties	17,564	16,095	1,469	9.1
Other income	17,564	16,095	1,469	9.1

Same Properties	600,411	629,769	(29,358)	(4.7)
Non-Same Properties	70,771	122,175	(51,404)	(42.1)
Total revenues	671,182	751,944	(80,762)	(10.7)

Same Properties	205,923	207,133	(1,210)	(0.6)
Non-Same Properties	22,008	32,101	(10,093)	(31.4)
Rental operations	227,931	239,234	(11,303)	(4.7)

Same Properties	394,488	422,636	(28,148)	(6.7)
Non-Same Properties	48,763	90,074	(41,311)	(45.9)
Net operating income	$443,251	$512,710	$(69,459)	(13.5)%

Net operating income – Same Properties	$394,488	$422,636	$(28,148)	(6.7)%
Straight-line rent revenue	480	(19,711)	20,191	(102.4)
Amortization of acquired below-market leases and deferred revenue related to tenant-funded and -built landlord improvements	(13,938)	(10,945)	(2,993)	27.3
Net operating income – Same Properties (cash basis)	$381,030	$391,980	$(10,950)	(2.8)%

Income from rentals
Total income from rentals for the three months ended September 30, 2026 decreased by $82.2 million, or 11.2%, to
$653.6 million, compared to $735.8 million for the three months ended September 30, 2025. The components of this change are discussed below.
Rental revenues
Total rental revenues for the three months ended September 30, 2026 decreased by $59.7 million, or 11.0%, to $481.3 million, compared to $541.1 million for the three months ended September 30, 2025. The decrease was primarily attributable to the factors discussed below.
Same Properties’ rental revenues for the three months ended September 30, 2026 decreased by $22.0 million, or 4.8%, to
$432.6 million, compared to $454.6 million for the three months ended September 30, 2025. This decrease is primarily attributable to a decrease in Same Properties’ average occupancy to 88.1% for the three months ended September 30, 2026 from 91.7% for the three months ended September 30, 2025, and reflects the impact of previously disclosed key lease expirations aggregating 282,878 RSF and
1.2 million RSF in the three and nine months ended September 30, 2026, respectively, with weighted-average lease expiration dates of
August 2026 and April 2026, respectively.
Non-Same Properties’ rental revenues for the three months ended September 30, 2026 decreased by $37.7 million, or 43.6%, to $48.8 million, compared to $86.4 million for the three months ended September 30, 2025, primarily due to the real estate dispositions completed after July 1, 2025.
Tenant recoveries
Tenant recoveries for the three months ended September 30, 2026 decreased by $22.5 million, or 11.6%, to $172.3 million, compared to $194.8 million for the three months ended September 30, 2025.
Same Properties’ tenant recoveries for the three months ended September 30, 2026 decreased by $7.3 million, or 4.2%, to
$167.8 million compared to $175.1 million for the three months ended September 30, 2025, primarily due to the decrease in Same
Property occupancy to 88.1% for the three months ended September 30, 2026, from 91.7% for the three months ended September 30,
2025, which reduced the proportion of expenses recoverable from tenants. As of September 30, 2026, 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.
Non-Same Properties’ tenant recoveries for the three months ended September 30, 2026 decreased by $15.2 million, or
77.4%, to $4.4 million compared to $19.6 million for the three months ended September 30, 2025, primarily due to the dispositions of real estate since July 1, 2025.
Rental operations
Total rental operating expenses for the three months ended September 30, 2026 decreased by $11.3 million, or 4.7%, to
$227.9 million, compared to $239.2 million for the three months ended September 30, 2025.
Same Properties’ rental operating expenses decreased by $1.2 million, or 0.6%, to $205.9 million during the three months ended September 30, 2026, compared to $207.1 million for the three months ended September 30, 2025, primarily driven by a decrease of $3.6 million in repairs and maintenance costs due to lower Same Properties’ average occupancy, partially offset by an increase in property tax expense primarily resulting from the property tax rate increases in Boston and Cambridge in our Greater Boston market.
Non-Same Properties’ rental operating expenses decreased by $10.1 million primarily due to real estate dispositions completed since July 1, 2025.

General and administrative expenses
General and administrative expenses for the three months ended September 30, 2026 increased by $11.7 million, or 40.0%, to
$40.9 million, compared to $29.2 million for the three months ended September 30, 2025. The increase primarily reflects the timing of the restructuring of compensation plans and other cost-control and efficiency initiatives during the three months ended September 30,
2025.
Notwithstanding this increase compared to the three months ended September 30, 2025, general and administrative expenses for the three months ended September 30, 2026 decreased by $3.0 million, or 6.9%, compared to $43.9 million for the three months ended September 30, 2024. The decrease relative to 2024 reflects the continued benefit from cost-efficiency initiatives implemented in prior years. The increase relative to 2025 primarily reflects the expected return of a portion of the cost reductions achieved in 2025 that were temporary in nature, while approximately half of the cost reductions achieved in 2025 have continued into 2026 and are expected to continue through the remainder of 2026. We continue to expect approximately $76 million of cumulative general and administrative expense savings in 2025 and 2026 compared to 2024 based on the midpoint of our 2026 guidance range.
As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended
September 30, 2026 and 2025 were 7.5% and 5.7%, respectively.
Depreciation and amortization
Depreciation and amortization expense for the three months ended September 30, 2026 decreased by $35.8 million, or 10.5%, to $304.4 million, compared to $340.2 million for the three months ended September 30, 2025. The decrease was primarily a result of real estate dispositions since July 1, 2025.
Impairment of real estate
During the three months ended September 30, 2026, we recognized impairment charges aggregating $637.9 million, classified in impairment of real estate in our consolidated statement of operations. For additional information, refer to “Sales of real estate assets and impairment of real estate” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1.
During the three months ended September 30, 2025, we recognized real estate impairment charges aggregating
$323.9 million, primarily related to three operating properties in our Greater Boston, Research Triangle, and New York City markets and land parcels in our San Diego market that met the criteria for classification as held for sale.
Interest expense
Interest expense for the three months ended September 30, 2026 and 2025 consisted of the following (dollars in thousands):

	Three Months Ended September 30,
Component	2026	2025	Change
Gross interest	$142,609	$140,943	$1,666
Capitalized interest	(62,922)	(86,091)	23,169
Interest expense	$79,687	$54,852	$24,835

Average debt balance outstanding(1)	$12,860,229	$13,512,336	$(652,107)
Weighted-average annual interest rate(2)	4.4%	4.2%	0.2%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the three months ended September 30, 2026, compared to the three months ended
September 30, 2025, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$750 million of unsecured senior notes payable due 2036	5.41%	February 2026	$9,892
$1.0 billion of unsecured junior subordinated notes payable due 2057	7.37%	August 2026	8,056
Higher average outstanding balances under commercial paper program and/or unsecured senior line of credit			2,803
Total increases			20,751
Decreases in interest incurred due to:
Repayments of debt:
$300 million of unsecured senior notes payable due 2026	4.50%	January 2026	(3,260)
$350 million of unsecured senior notes payable due 2026	3.96%	April 2026	(3,341)
Secured notes payable	7.18%	August 2025	(928)
Partial repurchases of debt:
Repaid $525 million of $1.0 billion of unsecured senior notes payable due 2052	3.70%	February 2026	(4,667)
Repaid $498 million of $850 million of unsecured senior notes payable due 2051	3.16%	February 2026	(3,744)
Repaid $309 million of $700 million of unsecured senior notes payable due 2050	3.95%	February 2026	(3,050)
Other decrease in interest			(95)
Total decreases			(19,085)
Change in gross interest			1,666
Decrease in capitalized interest			23,169
Total change in interest expense			$24,835
(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
Investment income
During the three months ended September 30, 2026, we recognized investment income aggregating $24.0 million, which consisted of $16.0 million of realized gains, $21.6 million of unrealized gains, and $13.6 million of impairment charges.
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
Loss on early extinguishment of debt
During the three months ended September 30, 2026, we recognized a loss on early extinguishment of debt aggregating $3.3 million related to the partial write-off of unamortized loan fees in connection with the amendment and restatement of our unsecured senior line of credit.
Gain on sales of real estate
During the three months ended September 30, 2026, no gain on sales of real estate was recognized. During the three months ended September 30, 2025, we recognized a $9.4 million gain related to the disposition of our controlling interest in a consolidated joint venture that owns Pacific Technology Park in our Sorrento Mesa submarket. The gain was classified in gain on sales of real estate within our consolidated statement of operations for the three months ended September 30, 2025.
Other comprehensive loss
Total other comprehensive loss for the three months ended September 30, 2026 aggregating $664 thousand primarily related to foreign currency translation losses related to our operations in Canada, resulting from the weakening of the Canadian dollar relative to the U.S. dollar during this period. Refer to Note 11 – “Hedge Agreements” to our unaudited consolidated financial statements in Item
1 for additional information.
Total other comprehensive loss of $4.8 million for the three months ended September 30, 2025 was primarily due to unrealized foreign currency translation loss of $7.8 million related to our operations in Canada, partially offset by $3.0 million of unrealized gains related to the change in the fair value of our cross-currency swap agreements, resulting from the CAD’s weakening since the execution of these agreements on July 29, 2025 through September 30, 2025.

Comparison of results for the nine months ended September 30, 2026 to the nine months ended September 30, 2025
The following table presents a comparison of the components of net operating income for our Same Properties and Non-Same
Properties for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 (dollars in thousands). Refer to “Definitions and reconciliations” in Item 2 for definitions of “Tenant recoveries” and “Net operating income” and their reconciliations from the most directly comparable financial measures presented in accordance with GAAP, income from rentals and net income, respectively.

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
Income from rentals:
Same Properties	$1,268,273	$1,361,022	$(92,749)	(6.8)%
Non-Same Properties	174,450	285,537	(111,087)	(38.9)
Rental revenues	1,442,723	1,646,559	(203,836)	(12.4)

Same Properties	478,425	498,454	(20,029)	(4.0)
Non-Same Properties	28,693	71,290	(42,597)	(59.8)
Tenant recoveries	507,118	569,744	(62,626)	(11.0)

Income from rentals	1,949,841	2,216,303	(266,462)	(12.0)

Same Properties	—	—	—	—
Non-Same Properties	55,147	55,839	(692)	(1.2)
Other income	55,147	55,839	(692)	(1.2)

Same Properties	1,746,698	1,859,476	(112,778)	(6.1)
Non-Same Properties	258,290	412,666	(154,376)	(37.4)
Total revenues	2,004,988	2,272,142	(267,154)	(11.8)

Same Properties	600,620	597,930	2,690	0.4
Non-Same Properties	58,789	92,132	(33,343)	(36.2)
Rental operations	659,409	690,062	(30,653)	(4.4)

Same Properties	1,146,078	1,261,546	(115,468)	(9.2)
Non-Same Properties	199,501	320,534	(121,033)	(37.8)
Net operating income	$1,345,579	$1,582,080	$(236,501)	(14.9)%

Net operating income – Same Properties	$1,146,078	$1,261,546	$(115,468)	(9.2)%
Straight-line rent revenue	(16,915)	(35,696)	18,781	(52.6)
Amortization of acquired below-market leases and deferred revenue related to tenant-funded and -built landlord improvements	(36,925)	(32,826)	(4,099)	12.5
Net operating income – Same Properties (cash basis)	$1,092,238	$1,193,024	$(100,786)	(8.4)%

Income from rentals
Total income from rentals for the nine months ended September 30, 2026 decreased by $266.5 million, or 12.0%, to
$1.95 billion, compared to $2.22 billion for the nine months ended September 30, 2025, due to a decrease in rental revenues, as discussed below.
Rental revenues
Total rental revenues for the nine months ended September 30, 2026 decreased by $203.8 million, or 12.4%, to $1.44 billion, compared to $1.65 billion for the nine months ended September 30, 2025. The decrease was primarily attributable to the factors discussed below.
Same Properties’ rental revenues for the nine months ended September 30, 2026 decreased by $92.7 million, or 6.8%, to
$1.27 billion, compared to $1.36 billion for the nine months ended September 30, 2025. This decrease primarily reflects a decrease in
Same Properties’ average occupancy to 88.6% for the nine months ended September 30, 2026 from 92.8% for the nine months ended
September 30, 2025, primarily driven by previously disclosed key lease expirations aggregating 282,878 RSF and 1.2 million RSF in the three and nine months ended September 30, 2026, respectively, with weighted-average lease expiration dates of August 2026 and April
2026, respectively.
Non-Same Properties’ rental revenues for the nine months ended September 30, 2026 decreased by $111.1 million, or 38.9%, to $174.5 million, compared to $285.5 million for the nine months ended September 30, 2025, primarily due to the dispositions of real estate since January 1, 2025.
Tenant recoveries
Tenant recoveries for the nine months ended September 30, 2026 decreased by $62.6 million, or 11.0%, to $507.1 million, compared to $569.7 million for the nine months ended September 30, 2025.
Same Properties’ tenant recoveries for the nine months ended September 30, 2026 decreased by $20.0 million, or 4.0%, to
$478.4 million, compared to $498.5 million for the nine months ended September 30, 2025. The decrease described above in Same
Properties’ tenant recoveries resulted from a decrease in Same Properties’ average occupancy. As of September 30, 2026, 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent.
Non-Same Properties’ tenant recoveries for the nine months ended September 30, 2026 decreased by $42.6 million, or 59.8%, to $28.7 million, compared to $71.3 million for the nine months ended September 30, 2025, primarily due to the dispositions of real estate since January 1, 2025.
Rental operations
Total rental operating expenses for the nine months ended September 30, 2026 decreased by $30.7 million, or 4.4%, to
$659.4 million, compared to $690.1 million for the nine months ended September 30, 2025. Non-Same Properties’ rental operating expenses decreased by $33.3 million primarily as a result of dispositions of real estate assets since January 1, 2025.
Same Properties’ rental operating expenses increased by $2.7 million, or 0.4%, to $600.6 million during the nine months ended
September 30, 2026, compared to $597.9 million for the nine months ended September 30, 2025, primarily attributable to an increase of $9.8 million in property tax expense resulting from the property tax rate increases in Boston and Cambridge in our Greater Boston market. The increase was offset primarily by a decrease of $7.3 million in repairs and maintenance costs resulting from the lower Same
Properties’ average occupancy.
General and administrative expenses
General and administrative expenses for the nine months ended September 30, 2026 increased by $23.4 million, or 26.3%, to
$112.5 million, compared to $89.0 million for the nine months ended September 30, 2025. The increase primarily reflects the timing of the restructuring of compensation plans and other cost-control and efficiency initiatives during the nine months ended September 30,
2025.
Notwithstanding this increase compared to the nine months ended September 30, 2025, general and administrative expenses for the nine months ended September 30, 2026 decreased by $23.2 million, or 17%, compared to $135.6 million for the nine months ended September 30, 2024. The decrease relative to 2024 reflects the continued benefit from cost-efficiency initiatives implemented in prior years. The increase relative to 2025 primarily reflects the expected return of a portion of the cost reductions achieved in 2025 that were temporary in nature, while approximately half of the cost reductions achieved in 2025 have continued into 2026 and are expected to continue through the remainder of 2026. We continue to expect approximately $76 million of cumulative general and administrative expense savings in 2025 and 2026 compared to 2024 based on the midpoint of our 2026 guidance range.

As a percentage of net operating income, our general and administrative expenses for the trailing twelve months ended
September 30, 2026 and 2025 were 7.5% and 5.7%, respectively.
Depreciation and amortization
Depreciation and amortization expense for the nine months ended September 30, 2026 decreased by $114.2 million, or 11.1%, to $914.2 million, compared to $1.03 billion for the nine months ended September 30, 2025. The decrease was primarily a result of real estate dispositions since January 1, 2025.
Impairment of real estate
During the nine months ended September 30, 2026, we recognized impairment charges aggregating $865.9 million, classified in impairment of real estate in our consolidated statement of operations. For additional information, refer to “Sales of real estate assets and impairment of real estate” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1.
During the nine months ended September 30, 2025, we recognized real estate impairment charges aggregating $485.6 million, which primarily related to (i) a ground lease entered into in 2021 for a future development site in our San Francisco Bay Area market, (ii)
three operating properties in our San Diego market and land parcels in our non-cluster market that met the criteria for classification as held for sale, and (iii) three operating properties in our Greater Boston, Research Triangle, and New York City markets and land parcels in our San Diego market that met the criteria for classification as held for sale.
Interest expense
Interest expense for the nine months ended September 30, 2026 and 2025 consisted of the following (dollars in thousands):

	Nine Months Ended September 30,
Component	2026	2025	Change
Gross interest	$415,225	$409,603	$5,622
Capitalized interest	(206,612)	(248,579)	41,967
Interest expense	$208,613	$161,024	$47,589

Average debt balance outstanding(1)	$12,947,130	$13,200,441	$(253,311)
Weighted-average annual interest rate(2)	4.3%	4.1%	0.2%

(1)Represents the average debt balance outstanding during the respective periods.
(2)Represents annualized total interest incurred divided by the average debt balance outstanding during the respective periods.

The net change in interest expense during the nine months ended September 30, 2026, compared to the nine months ended
September 30, 2025, resulted from the following (dollars in thousands):

Component	Interest Rate(1)	Effective Date	Change
Increases in interest incurred due to:
Issuances of debt:
$750 million of unsecured senior notes payable due 2036	5.41%	February 2026	$23,740
$550 million of unsecured senior notes payable due 2035	5.66%	February 2025	3,545
$1.0 billion of unsecured junior subordinated notes payable due 2057	7.37%	August 2026	8,056
Higher average outstanding balances under commercial paper program and/or unsecured senior line of credit			28,549
Total increases			63,890
Decreases in interest incurred due to:
Repayments of debt:
$300 million of unsecured senior notes payable due 2026	4.50%	January 2026	(9,267)
$350 million of unsecured senior notes payable due 2026	3.96%	April 2026	(6,156)
$600 million of unsecured senior notes payable due 2025	3.62%	April 2025	(6,905)
Secured notes payable	7.18%	August 2025	(6,294)
Partial repurchases of debt:
Repaid $525 million of $1.0 billion of unsecured senior notes payable due 2052	3.70%	February 2026	(11,871)
Repaid $498 million of $850 million of unsecured senior notes payable due 2051	3.16%	February 2026	(9,522)
Repaid $309 million of $700 million of unsecured senior notes payable due 2050	3.95%	February 2026	(7,779)
Other decrease in interest			(474)
Total decreases			(58,268)
Change in gross interest			5,622
Decrease in capitalized interest			41,967
Total change in interest expense			$47,589

(1)Represents the weighted-average interest rate as of the end of the applicable period, including amortization of loan fees, amortization of debt premiums (discounts), and other bank fees.
Investment income (losses)
During the nine months ended September 30, 2026, we recognized investment income aggregating $152.6 million, which consisted of $44.5 million of realized gains, $143.2 million of unrealized gains, and $35.0 million of impairment charges.
During the nine months ended September 30, 2025, we recognized investment losses aggregating $52.5 million, which consisted of $94.7 million of realized gains, $71.6 million of unrealized losses, and $75.5 million of impairment charges.
For additional information about our investments, refer to Note 7 – “Investments” to our unaudited consolidated financial statements in Item 1. For our impairment accounting policy, refer to “Investments” in Note 2 – “Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1.
Gain on early extinguishment of debt
During the nine months ended September 30, 2026, we recognized a gain on early extinguishment of debt aggregating $363.1 million, net of the write-off of unamortized debt issuance costs and other transaction-related costs, primarily related to the completion of the February 2026 tender offers to repurchase $1.33 billion of debt principal across a portion of our outstanding 4.00% Senior Notes due 2050, 3.00% Senior Notes due 2051, and 3.55% Senior Notes due 2052 for $952.2 million. The gain was partially offset by a loss on early extinguishment of debt aggregating $3.3 million related to the partial write-off of unamortized loan fees in connection with the amendment and restatement of our unsecured senior line of credit during the three months ended September 30, 2026.

Gain on sales of real estate
During the nine months ended September 30, 2026, no gain on sales of real estate was recognized. During the nine months ended September 30, 2025, we recognized $22.5 million of gains classified in gain on sales of real estate within our consolidated statement of operations. These gains included $12.7 million recognized during the three months ended March 31, 2025, in connection with one sales-type lease for an operating property in our Seattle market, and $9.3 million recognized upon the disposition of our controlling interest in a consolidated joint venture that owns Pacific Technology Park in our Sorrento Mesa submarket. The gains were classified in gain on sales of real estate within our consolidated statement of operations for the nine months ended September 30,
2025.
Other comprehensive loss
Other comprehensive loss for the nine months ended September 30, 2026 aggregating $4.3 million includes $12.3 million of foreign currency translation losses related to our operations in Canada, resulting from the weakening of the Canadian dollar relative to the U.S. dollar during this period, partially offset by $8.0 million of unrealized gains related to the change in the fair value of our cross-
currency swap agreements. Refer to Note 11 – “Hedge Agreements” to our unaudited consolidated financial statements in Item 1 for additional information.
Total other comprehensive income of $14.0 million for the nine months ended September 30, 2025 was primarily due to unrealized foreign currency translation income of $11.1 million related to our operations in Canada and $3.0 million of unrealized gains related to the change in the fair value of our cross-currency swap agreements, resulting from the CAD’s weakening since the execution of these agreements on July 29, 2025 through September 30, 2025.

Construction spending
Our construction spending for the nine months ended September 30, 2026 and projected spending for the year ending
December 31, 2026 consisted of the following (in thousands):

	Nine Months Ended September 30, 2026	Projected Midpoint for Year Ending December 31, 2026
Construction of Class A/A+ properties:
Active construction projects
Development and redevelopment under construction(1)	$1,039,228	$1,555,000
Future pipeline pre-construction
Primarily Megacampus expansion pre-construction work (entitlement, design, and site work)	140,645	210,000	(2)
Revenue- and non-revenue-enhancing capital expenditures(3)	430,365	510,000	(4)
Construction spending (before contributions from noncontrolling interests or tenants)	1,610,238	2,275,000
Contributions from noncontrolling interests (consolidated real estate joint ventures)	(50,727)	(100,000)	(5)
Tenant-funded and -built landlord improvements	(405,733)	(425,000)
Total construction spending	$1,153,778	$1,750,000
2026 guidance range for construction spending		$1,500,000 – $2,000,000

(1)Includes smaller conversions to laboratory space through redevelopment.
(2)Approximately 74% represents capitalized costs.
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
(5)Represents contractual capital commitments from existing real estate joint venture partners to fund construction.
Projected capital contributions from partners in consolidated real estate joint ventures to fund construction
The following table summarizes projected capital contributions from partners in our existing consolidated joint ventures to fund construction through 2027 and beyond (in thousands):

Projected timing	Amount(1)
Fourth quarter of 2026	$49,000
2027 and beyond	56,000
Total	$105,000

(1)Amounts represent reductions to our consolidated construction spending.

Capitalization of interest
Our construction spending includes capitalized interest. The table below provides key categories of interest capitalized during the three months ended September 30, 2026 (in thousands):

Key Categories of Average Real Estate Basis Qualifying for Capitalization	Three Months Ended September 30, 2026
Total(1)	$5,866,853
Projects delivered in 3Q26 or other projects no longer requiring capitalization of interest as of the end of 3Q26(2)	(1,402,235)
Projects continuing to qualify for capitalization of interest as of the end of 3Q26	$4,464,618

Components of average real estate basis of projects continuing to require capitalization of interest as of the end of 3Q26
Class A/A+ development and redevelopment projects under construction and repositioning projects:
2027–2028 stabilization	$384,632
Repositioning and smaller redevelopment projects(3)	1,735,127
2,119,759
Land/future development projects with pre-construction milestones through 2028(4)	2,344,859
Average real estate basis of projects continuing to qualify for capitalization of interest as of the end of 3Q26	$4,464,618

4Q26 projected range for average real estate capitalization basis	$3,400,000 – $4,900,000
(1)In addition to capitalized interest, we incur other capitalized project costs, including property taxes, insurance, and other costs directly related and essential to the construction of Class A/A+ properties. If we cease activities necessary to prepare a project for its intended use, related costs are expensed as incurred. Annualized capitalized operating expenses represent approximately 2% of the total average real estate basis subject to capitalization for the three months ended September 30,
2026.
(2)Primarily includes projects at 421 Park Drive on the Alexandria Center® for Life Science – Fenway Megacampus and Alexandria Stanford Life Science District, both of which were classified as held for sale as of September 30, 2026, as well as a delivered project at Alexandria Center® for Life Science – Waltham Megacampus during the three months ended September 30, 2026.
(3)Primarily consists of projects related to our operating assets that generally have shorter periods for which capitalization of interest is required, including executed leases aggregating 1.3 million RSF as of September 30, 2026, with future occupancy expected after completion of building and/or tenant improvements by June 2027 on a weighted-average basis. The balance also includes redevelopment projects for which we are evaluating business and financial strategy.
(4)Includes future pipeline projects expected to reach pre-construction milestones, including various phases of entitlement, design, site work, and other activities necessary to begin aboveground vertical construction, with a weighted-average key construction milestone by 1H28. As projects progress, we will evaluate whether to proceed with additional pre-construction and/or construction activities based on leasing demand and/or market conditions, pause future investments, or consider potential disposition.
These projects include, among others, future Megacampus development projects at (i) Alexandria Center® for Advanced Technologies – Tanforan, (ii) Alexandria Center®
for Life Science – San Carlos, where we have a letter of intent for approximately 235,600 RSF related to existing industrial buildings that were originally expected to be demolished to allow for future development, (iii) Alexandria Center® for Life Science – New York City, and (iv) Campus Point by Alexandria, which represent approximately 52% of the total real estate basis that continues to qualify for capitalization in this category as of September 30, 2026.

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

Projected 2026 Funds From Operations per Share Attributable to Alexandria’s Common Stockholders – Diluted	As of 10/26/26	As of 8/3/26	Key Changes

Funds from operations per share, as adjusted(1)	$6.38 to $6.42	$6.35 to $6.45	No change to the midpoint, range narrowed by 6 cents
Midpoint	$6.40	$6.40

Key Credit Metrics Targets	As of 10/26/26	As of 8/3/26	Key Changes

Net debt and preferred stock to Adjusted EBITDA – fourth quarter of 2026 annualized	5.6x to 6.2x	5.6x to 6.2x	No Change
Fixed-charge coverage ratio – fourth quarter of 2026 annualized	3.4x to 3.9x	3.6x to 4.1x	0.2x reduction(2)
We expect that our principal liquidity needs for the year ending December 31, 2026 will be satisfied by the following multiple sources of capital, as shown in the table below.
There can be no assurance that our sources and uses of capital will not be materially higher or lower than these expectations.

Key Sources and Uses of Capital (In millions)	As of 10/26/26			Certain Completed Items	As of 8/3/26 Midpoint
	Range		Midpoint
Sources of capital:
Net cash provided by operating activities, as adjusted	475	575	525		525
Dispositions and sales of partial interests	1,100	2,700	1,900	(3)	2,900
Total sources of capital	$1,575	$3,275	$2,425		$3,425
Uses of capital:
Construction(4)	$1,500	$2,000	$1,750		$1,750
Reduction in unsecured debt	75	1,275	$675	See below	$1,675
Total uses of capital	$1,575	$3,275	$2,425		$3,425
Reduction in unsecured debt (included above):
Repayment of unsecured senior notes payable with 2026 maturities	$650	$650	$650	$650	650
Tender offers for partial principal repayments of unsecured senior notes payable	952	952	952	$952	952
Issuance of unsecured senior notes payable	(750)	(750)	(750)	$(750)	(750)
Issuance of junior subordinated notes payable(3)	(1,000)	(1,000)	(1,000)	$(1,000)	—
Unsecured senior line of credit, commercial paper, and other	223	1,423	823		823
Reduction in unsecured debt	$75	$1,275	$675		$1,675
(1)Refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations” in Item 2 for additional details.
(2)Reduction primarily reflects the $1.00 billion issuance of 7.250% Series A fixed-to-fixed reset rate junior subordinated notes due 2057, as further discussed in footnote 3 below.
(3)In August 2026, we issued $1.00 billion of 7.250% Series A fixed-to-fixed reset rate junior subordinated notes due 2057, allowing us to reduce the midpoint of our 2026 dispositions and sales of partial interests guidance by $1.0 billion. The proceeds from this issuance support our capital structure and deleveraging objectives, and the notes receive 50% equity treatment from key rating agencies for the computation of key credit metrics. We do not anticipate the issuance of any common equity during 2026. As of October 26, 2026, completed dispositions and sales of partial interests aggregated $716.8 million, our share of pending dispositions and sales of partial interests subject to non-refundable deposits aggregated $355.4 million and signed letters of intent and/or purchase and sale agreement late-stage negotiations aggregated $1.55 billion. These transactions aggregate approximately $2.62 billion, exceeding the $1.90 billion midpoint of our 2026 guidance and potentially providing advanced funding of our 2027 capital needs, whereby certain dispositions and sales of partial interests may be completed in 2026 with proceeds deferred or available to be drawn in 2027, subject to timing and market conditions.
(4)We continue to apply a disciplined approach to reduce construction spending for 2027 and seek to prioritize leased projects with high incremental returns. We expect 2027 construction spending to primarily focus on: (i) revenue-
and non-revenue-enhancing capital expenditures, which are expected to represent the majority of spend, approximately half of which is associated with space that is already leased or under lease negotiations, in order to support the leasing of vacant space and renewals and re-leasing of space at our operating properties and (ii) construction spending required to complete our development and redevelopment projects that are expected to stabilize through 2028 and are 77% leased/negotiating.

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

Key Assumptions (Dollars in millions)	As of 10/26/26		As of 8/3/26		Key Changes to Midpoint
	Low	High	Low	High

Occupancy of operating properties as of December 31, 2026	86.2%	87.8%	86.2%	87.8%	No Change
Same property performance:
Net operating income changes	(10.5)%	(8.5)%	(10.5)%	(8.5)%
Net operating income changes (cash basis)	(10.5)%	(8.5)%	(10.5)%	(8.5)%
Lease renewals and re-leasing of space:
Rental rate changes	(9.0)%	(1.0)%	(9.0)%	(1.0)%
Rental rate changes (cash basis)	(15.0)%	(7.0)%	(15.0)%	(7.0)%
Straight-line rent revenue	$40	$70	$45	$75	$5 million reduction(1)
General and administrative expenses	$134	$154	$134	$154	No Change
Capitalization of interest	$220	$260	$220	$260
Interest expense	$260	$300	$260	$300	No Change(2)
Realized gains on non-real estate investments(3)	$50	$80	$60	$90	$10 million reduction(3)

(1)Reduction driven primarily by write-offs and reserves of deferred rent related to tenant wind-downs. Our 2026 guidance assumes a $30 million to $35 million reduction in funds from operations related to potential tenant wind-
downs, of which approximately $30 million was recognized during the nine months ended September 30, 2026, including approximately $16 million recognized during the three months ended September 30, 2026.
(2)We expect 2026 interest expense  to be near the high-end of the range, reflecting, in part, interest expense associated with the $1.0 billion issuance of junior subordinated notes in August 2026.
(3)Represents realized gains and losses included in funds from operations per share – diluted, as adjusted. Excludes unrealized gains and losses and significant gains and impairments realized on non-real estate investments, if any. The midpoint of our revised guidance range for 2026 realized gains on non-real estate investments was reduced by $10 million, primarily due to certain transactions previously expected to close in 2026 that are now expected to close in 2027. Refer to “Investments” in Item 2 for additional details.

Summary of key items that may impact 2026 and 2027 results
1)Potential tenant wind-downs
•Our 2026 guidance includes a $30 million to $35 million reduction in funds from operations for potential tenant wind-downs, of which approximately $30 million was recognized during the nine months ended September 30, 2026, including approximately $16 million recognized during the three months ended September 30, 2026.
•Based upon current market conditions, we preliminarily estimate at least a similar level of reduction in funds from operations may be necessary in 2027.
•Depending on the timing and magnitude of the specific tenant wind-downs, we anticipate that 2027 occupancy may also be negatively impacted.
2)Development-related other income
•During the nine months ended September 30, 2026, we recognized development fees and other related revenues of approximately $8.0 million, or $11 million annualized, most of which are expected to cease by the end of 2026 as we complete the respective projects.
3)Development and redevelopment projects under business and financial strategy evaluation
•We have three redevelopment projects for which the business and financial strategies continue to be evaluated, including whether to continue construction of laboratory improvements, pause construction, pursue lower-investment construction alternatives (including a pivot to advanced technology use), or pursue a disposition. Refer to “New
Class A/A+ development and redevelopment properties: under construction” in Item 2 for additional details.
•If we elect to continue to pursue construction of laboratory improvements for these projects, the earliest deliveries of these projects are in 2028.
•If we elect to pursue lower-investment construction alternatives (including a pivot to advanced technology use), we expect these projects would have lower rental rates and stabilized yields compared to our initial underwriting. The incremental capital required for alternative-use construction and corresponding rental rates earned are generally lower than those associated with laboratory improvements.
•During the three months ended September 30, 2026, we have executed leases for 66,859 RSF and have additional leases under negotiation for 100,684 RSF for advanced technology use at our project at 311 Arsenal Street in The Arsenal on the Charles Megacampus. This activity enables us to pivot the redevelopment project to a lower-cost alternative use at lower rental rates and stabilized yields than our initial underwriting. Therefore, we placed this project, aggregating 339,020 RSF, into operation during the three months ended September 30, 2026 and included it in our operating occupancy as of September 30, 2026. Refer to “Leasing activity” in Item 2 for additional details.
•In addition, we entered into a purchase and sale agreement with an institutional user for the sale of our development project at 421 Park Drive on the Alexandria Center® for
Life Science – Fenway Megacampus aggregating 339,668 RSF. The disposition is expected to close during the three months ended December 31, 2026, resulting in significant sales proceeds and reducing future construction spending by approximately $136 million.
4)Capitalization of interest
•Our average real estate basis capitalized during the three months ended September 30, 2026 was $5.87 billion. As of September 30, 2026, real estate basis that continued to qualify for capitalization declined to $4.46 billion, primarily driven by the cessation of capitalization on our projects at 421 Park Drive on the Alexandria Center® for Life Science –
Fenway Megacampus and Alexandria Stanford Life Science District, both of which were classified as held for sale as of September 30, 2026, as well as a delivered project at
Alexandria Center® for Life Science – Waltham Megacampus during the three months ended September 30, 2026. During the three months ended December 31, 2026, we expect average real estate basis capitalized to range from $3.4 billion to $4.9 billion . Refer to “Capitalization of interest” in Item 2 for additional details.
•At each milestone date, we evaluate, on an asset-by-asset basis, whether to (i) proceed with additional pre-construction and/or construction activities based on leasing demand and/or market conditions, (ii) pause future investments, or (iii) consider potential dispositions or sales of partial interests of these real estate assets. If we cease the activities necessary to prepare a project for its intended use, costs related to such project, including interest, payroll, property taxes, insurance, and other costs directly related and essential to the construction of Class A/A+ properties, are expensed as incurred. During the three months ended September 30, 2026, annualized capitalized operating expenses represented approximately 2% of the total average real estate basis subject to capitalization.
5)2027 Key lease expirations

2027 Key Lease Expirations
RSF	Annual Rental Revenue	Weighted-Average Expiration Date	Weighted-Average Downtime
1,377,960	$100.5 million	March 2027	9 to 24 months
•We estimate 1.4 million RSF of leases expiring in 2027, with approximately $100.5 million of annual rental revenue, will have downtime after lease expiration. These 2027 expirations have a weighted-
average contractual lease expiration date in March 2027 and an expected weighted-average downtime ranging from 9 to 24 months. Refer to “Contractual lease expirations” in Item 2 for additional details.

Summary of key items that may impact 2027 and 2028 results
The following key considerations for 2027 and 2028 reflect our preliminary expectations based on current market conditions.  These expectations could change materially and are subject to a variety of factors, including industry, governmental, geopolitical, and macroeconomic conditions, including changes in interest rates, as well as other factors described in our SEC filings, including our most recent annual report on Form 10-K and any subsequent quarterly reports on Form 10-Q.
1)Operating occupancy
•For the year ending December 31, 2027, we expect average operating occupancy to temporarily decline relative to our projected operating occupancy as of December 31, 2026, primarily due to expected downtime associated with the 1.4 million RSF 2027 key lease expirations disclosed in “Contractual lease expirations” in Item 2, as well as the potential for tenant wind-downs.
•For the year ending December 31, 2028, we expect average operating occupancy to improve relative to projected average operating occupancy for the year ending December
31, 2027, driven by the lease-up of temporary vacancy partially offset by approximately 718 thousand RSF of 2028 key lease expirations with expected downtime as disclosed in
“Contractual lease expirations” in Item 2.
2)Same property performance
•For the year ending December 31, 2027, we expect same property net operating income performance to improve compared with the midpoint of our guidance range for 2026 but remain negative, primarily due to the expected temporary year-over-year decline in average operating occupancy, including the impact of expected downtime associated with 1.4 million RSF of 2027 key lease expirations.
•For the year ending December 31, 2028, we expect same property net operating income performance to improve compared with 2027, primarily driven by operating occupancy growth and the lease-up of vacant space, subject to leasing and market conditions.
3)Construction Spending
•For 2027, we continue to apply a disciplined approach to reduce construction spending and we seek to prioritize leased projects with high incremental returns. We expect 2027 construction spending to primarily focus on (i) revenue- and non-revenue-enhancing capital expenditures, which are expected to represent the majority of spend, approximately half of which is associated with space that is leased or under lease negotiations, in order to support the leasing of vacant space and renewals and re-leasing of space at our operating properties and (ii) construction spending required to complete our development and redevelopment projects that are expected to stabilize through 2028 and are 77%
leased/negotiating as of October 26, 2026.
•For 2028, we expect a further decline in construction spending relative to 2027, primarily driven by lower development and redevelopment spending. Construction spending on revenue- and non-revenue-enhancing capital expenditures related to our operating portfolio is expected to continue to support the lease-up of temporary vacancy, subject to leasing and market conditions.
4)Transactional and other capital sources
•For 2027, capital will be required to fund construction spending as we continue to prudently manage our key credit metrics, including net debt and preferred stock to Adjusted
EBITDA ratio. In general, we expect to rely on asset recycling transactions and other sources of cost-effective capital to support the achievement of our 2027 key credit metric ratios targets, including net debt and preferred stock to Adjusted EBITDA.
•For 2028, if we have growth in Adjusted EBITDA, we may use incremental long-term debt to fund a portion of our capital needs on a leverage neutral basis. In addition, we may use asset recycling and other sources of cost-effective capital to support the achievement of our 2028 key credit metric ratio targets, including net debt and preferred stock to
Adjusted EBITDA.

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

Consolidated Real Estate Joint Ventures
Property/Market/Submarket	Noncontrolling Interest Share		Operating RSF at 100%
50 and 60 Binney Street/Greater Boston/Cambridge/Inner Suburbs	66.0%		532,395
75/125 Binney Street/Greater Boston/Cambridge/Inner Suburbs	60.0%		388,270
100 and 225 Binney Street and 300 Third Street/Greater Boston/Cambridge/Inner Suburbs	70.0%		870,641
15 Necco Street/Greater Boston/Seaport Innovation District	43.3%		345,996
3215 Merryfield Row/San Diego/Torrey Pines	70.0%		170,523
Campus Point by Alexandria/San Diego/University Town Center(1)(2)	40.7%	(3)	1,586,697
5200 Illumina Way/San Diego/University Town Center	49.0%		792,687
9625 Towne Centre Drive/San Diego/University Town Center	70.0%		171,001
SD Tech by Alexandria/San Diego/Sorrento Mesa(1)(4)	50.0%		1,051,752
Summers Ridge Science Park/San Diego/Sorrento Mesa(5)	70.0%		316,531
Alexandria Center® for Science and Technology – Mission Bay/San Francisco Bay Area/ Mission Bay(6)	75.0%		551,845
211 and 213 East Grand Avenue/San Francisco Bay Area/South San Francisco	70.0%		300,930
500 Forbes Boulevard/San Francisco Bay Area/South San Francisco	90.0%		155,685
Alexandria Center® for Life Science – Millbrae/San Francisco Bay Area/South San Francisco	51.4%		285,346
1201 and 1208 Eastlake Avenue East/Seattle/Lake Union	70.0%		206,134
400 Dexter Avenue North/Seattle/Lake Union	70.0%		291,355
800 Mercer Street/Seattle/Lake Union(1)	40.0%		—

Unconsolidated Real Estate Joint Ventures
Property/Market/Submarket	Our Ownership Share		Operating RSF at 100%
1655 and 1725 Third Street/San Francisco Bay Area/Mission Bay	10.0%		586,208
101 West Dickman Street/Maryland/Beltsville	58.4%	(7)	135,958

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
(2)Includes 10200, 10290, and 10300 Campus Point Drive and 4135, 4155, 4165, 4224, and 4242 Campus Point Court.
(3)In October 2026, we completed a partial sale of our interest in this joint venture for $475.0 million which reduced our interest to approximately 30%. We expect to fund the majority of future construction costs at the Megacampus, which is expected to reduce the ownership interests of our new joint venture partner and existing joint venture partner over time to below 20.0% and 30.0%, respectively, and increase our ownership interest to over 50.0%. Refer to Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional details.
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

The following table presents key terms related to our unconsolidated real estate joint ventures’ secured loans as of
September 30, 2026 (dollars in thousands):

	As of September 30, 2026
	Maturity Date		Stated Rate		Interest Rate(1)	At 100%		Our Share
Unconsolidated Joint Venture						Aggregate Commitment	Debt Balance(2)
101 West Dickman Street	10/29/26	(3)	SOFR+1.95%	(4)	5.91%	$26,750	$19,354	58.4%
1655 and 1725 Third Street	2/10/35		6.37%		6.44%	500,000	497,138	10.0%
						$526,750	$516,492
(1)Includes interest expense and amortization of loan fees.
(2)Represents outstanding principal, net of unamortized deferred financing costs, as of September 30, 2026.
(3)In October 2026, the unconsolidated real estate joint venture refinanced this debt with a new $22.5 million secured note payable bearing interest at SOFR+1.85% and maturing in October 2030. As of September 30, 2026, our investment in this unconsolidated real estate joint venture was $9.9 million.
(4)This loan is subject to a SOFR floor of 0.75%.
The following tables present information related to the operating results and financial positions of our consolidated and unconsolidated real estate joint ventures as of and for the three and nine months ended September 30, 2026 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	September 30, 2026		September 30, 2026
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Total revenues	$105,561	$301,634	$2,885	$8,895
Rental operations	(33,927)	(97,557)	(940)	(3,092)
	71,634	204,077	1,945	5,803
General and administrative	(593)	(1,876)	(23)	(47)
Interest	(20)	(190)	(989)	(2,990)
Depreciation and amortization of real estate assets	(32,458)	(93,449)	(858)	(2,577)
Gain on sale of interest in unconsolidated JV	—	—	—	152
Fixed returns allocated to redeemable noncontrolling interest(1)	191	730	—	—
	$38,754	$109,292	$75	$341
Straight-line rent and below-market lease revenue	$4,909	$9,034	$216	$550
Funds from operations(2)	$71,212	$202,741	$933	$2,918

Refer to “Joint venture financial information” under “Definitions and reconciliations” in Item 2 for additional details.
(1)Represents an allocation of joint venture earnings to redeemable noncontrolling interest for a property in the San Francisco Bay Area market. This redeemable noncontrolling interest earns a fixed return on its investment rather than participating in the operating results of the property.
(2)Refer to “Funds from operations and funds from operations, as adjusted, attributable to Alexandria Real Estate Equities, Inc.’s common stockholders” under “Definitions and reconciliations” in Item 2 for the definition and its reconciliation from the most directly comparable financial measure presented in accordance with GAAP.

	As of September 30, 2026
	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures	Our Share of Unconsolidated Real Estate Joint Ventures
Investments in real estate	$3,363,861	$85,927
Cash, cash equivalents, and restricted cash	136,379	2,514
Other assets	403,837	10,486
Secured notes payable	—	(61,016)
Other liabilities	(292,967)	(9,331)
Redeemable noncontrolling interests	(9,119)	—
	$3,601,991	$28,580
During the nine months ended September 30, 2026 and 2025, our consolidated real estate joint ventures distributed an aggregate of $171.2 million and $186.8 million, respectively, to our joint venture partners. Refer to our consolidated statements of cash flows and Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in
Item 1 for additional information.

Investments
We hold investments in publicly traded companies and privately held entities primarily involved in the life science industry. The tables below summarize components of our investment income (losses) and non-real estate investments (in thousands). Refer to Note
7 – “Investments” to our unaudited consolidated financial statements in Item 1 for additional information.

	September 30, 2026				September 30, 2025
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
Realized gains:
Realized gains	$16,007		$44,497		$34,785		$94,650
Impairment of non-real estate investments	(13,580)	(1)	(35,026)		(25,139)		(75,535)
	2,427		9,471		9,646		19,115
Unrealized gains (losses)	21,563	(2)	143,164	(2)	18,515	(3)	(71,568)	(4)
Investment income (losses)	$23,990		$152,635		$28,161		$(52,453)

	September 30, 2026					December 31, 2025
Investments	Cost		Unrealized Gains	Unrealized Losses	Carrying Amount	Carrying Amount
Publicly traded companies	$105,921		$56,294	$(24,638)	$137,577	$94,928
Entities that report NAV	507,978		215,565	(43,100)	680,443	512,376
Entities that do not report NAV:
Entities with observable price changes	77,062		50,568	(10,785)	116,845	123,238
Entities without observable price changes	406,415		—	—	406,415	413,324
Investments accounted for under the equity method	N/A		N/A	N/A	394,393	357,383
September 30, 2026	$1,097,376	(5)	$322,427	$(78,523)	$1,735,673	$1,501,249

December 31, 2025	$1,010,488		$184,434	$(51,056)	$1,501,249

Public/Private Mix (Cost)	Tenant/Non-Tenant Mix (Cost)

7%
Public
18%
Tenant
93%
Private
82%
Non-Tenant
(1)Primarily relates to one non-real estate investment in a privately held entity that does not report NAV.
(2)Primarily relates to the increase in the fair value of our investments in privately held entities that report NAV during the three and nine months ended September 30,
2026.
(3)Primarily relates to the increase in fair values of our investments in publicly traded entities and investments in privately held entities that report NAV during the three months ended September 30, 2025.
(4)Primarily relates to the accounting reclassifications of unrealized gains in prior periods into realized gains upon our realization of investments in publicly traded entities and privately held entities that report NAV during the nine months ended September 30, 2025.
(5)Represents 2.7% of gross assets as of September 30, 2026. Refer to “Gross assets” under “Definitions and reconciliations” in Item 2 for additional details.

Liquidity

Liquidity		Limited Outstanding Borrowings and Significant Availability on Unsecured Senior Line of Credit

$4.6B		(in millions)

(In millions)
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	$3,908
Cash, cash equivalents, and restricted cash	514
Investments in publicly traded companies	138
Liquidity as of September 30, 2026	$4,560

Net Debt and Preferred Stock to Adjusted EBITDA(1)		Fixed Charge Coverage Ratio(1)

$5,000
$5,000
$5,000
$1,091
$353
<$350

Remaining amounts available for borrowing under our unsecured senior line of credit	Outstanding balance under our unsecured senior line of credit and/or commercial paper program

6.9x

12/31/25
9/30/26
9/30/26 Pro Forma
12/31/26 Target
Intermediate-Term Goal

6.6x(2)
5.6x to 6.2x
5.7x
Mid-5x Range
3.4x to 3.9x
3.7x
3.2x
(1)Quarter annualized.
(2)The pro forma amount reflects the October 23, 2026 sale of our partial interest in the Campus Point by Alexandria joint venture for  $475.0 million. Refer to Note 4 –
“Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for additional details.
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
The following table presents the availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program; cash, cash equivalents, and restricted cash; and investments in publicly traded companies as of
September 30, 2026 (in thousands):

Description	Stated Rate	Aggregate Commitments	Outstanding Balance	Remaining Commitments/ Liquidity
Availability under our unsecured senior line of credit, net of amounts outstanding under our commercial paper program	SOFR+0.725%	$5,000,000	$1,092,450	$3,907,550
Cash, cash equivalents, and restricted cash				513,763
Investments in publicly traded companies				137,577
Liquidity as of September 30, 2026				$4,558,890
Cash, cash equivalents, and restricted cash
As of September 30, 2026 and December 31, 2025, we had $513.8 million and $553.8 million, respectively, of cash, cash equivalents, and restricted cash. We expect existing cash, cash equivalents, and restricted cash, net cash provided by operating activities, as adjusted, proceeds from real estate asset sales, sales of partial interests, strategic real estate joint ventures, non-real estate investment sales, borrowings under our unsecured senior line of credit, issuances under our commercial paper program, issuances of unsecured senior notes payable, and issuances of common stock to continue to be sufficient to fund our operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, distributions to noncontrolling interests, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to construction activities and any common stock repurchases.
Cash flows
We report and analyze our cash flows based on operating activities, investing activities, and financing activities. The following table summarizes changes in our cash flows for the nine months ended September 30, 2026 and 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Net cash provided by operating activities	$875,410	$1,101,668	$(226,258)
Net cash used in investing activities	$(1,165,939)	$(1,437,538)	$271,599
Net cash provided by financing activities	$251,067	$360,850	$(109,783)

Operating activities
Cash flows provided by operating activities are primarily dependent upon the occupancy level of our asset base, the rental rates of our leases, the collectibility of rent and recovery of operating expenses from our tenants, the timing of completion of development and redevelopment projects, and the timing of acquisitions and dispositions of operating properties. Net cash provided by operating activities for the nine months ended September 30, 2026 decreased by $226.3 million, or 20.5%, to $0.88 billion, compared to
$1.10 billion for the nine months ended September 30, 2025, primarily reflecting the impact of real estate dispositions completed since
January 1, 2025 and the reduction in occupancy from 94.6% as of December 31, 2024 to 87.1% as of September 30, 2026.
Investing activities
Cash used in investing activities for the nine months ended September 30, 2026 and 2025 consisted of the following (in thousands):

	Nine Months Ended September 30,		Change
	2026	2025
Sources of cash from investing activities:
Proceeds from sales of real estate	$236,286	$227,105	$9,181
Sale of interests in unconsolidated real estate joint ventures	1,917	—	1,917
Sales of and distributions from non-real estate investments	123,660	77,067	46,593
Return of capital from unconsolidated real estate joint ventures	113	458	(345)
	361,976	304,630	57,346
Uses of cash for investing activities:
Additions to real estate	1,328,092	1,538,613	(210,521)
Investments in unconsolidated real estate joint ventures	557	11,239	(10,682)
Change in escrow deposits	—	7,364	(7,364)
Additions to non-real estate investments	199,266	184,952	14,314
	1,527,915	1,742,168	(214,253)

Net cash used in investing activities	$1,165,939	$1,437,538	$(271,599)
The change in net cash used in investing activities for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to a decrease in cash used for additions to real estate, and an increased source of cash from sales of and distributions from non-real estate investments.

Financing activities
Cash flows provided by financing activities for the nine months ended September 30, 2026 and 2025 consisted of the following
(in thousands):

	Nine Months Ended September 30,
	2026	2025	Change
Borrowings under secured notes payable	$—	$4,031	$(4,031)
Repayments of borrowings under secured notes payable	(8,892)	(154,212)	145,320
Proceeds from issuance of unsecured senior notes payable	747,592	548,532	199,060
Repayments of unsecured senior notes payable	(1,602,203)	(600,000)	(1,002,203)
Proceeds from issuance of junior subordinated notes payable	1,000,000	—	1,000,000
Proceeds from issuances under commercial paper program	38,494,264	15,378,015	23,116,249
Repayments of borrowings under commercial paper program	(37,755,314)	(13,828,015)	(23,927,299)
Payments of loan fees	(57,893)	(5,307)	(52,586)
Changes related to debt	817,554	1,343,044	(525,490)

Contributions from and sales of noncontrolling interests	36,604	132,162	(95,558)
Distributions to noncontrolling interests	(171,248)	(186,725)	15,477
Purchases and redemptions of noncontrolling interests	(49,822)	(17,818)	(32,004)
Repurchase of common stock	—	(208,187)	208,187
Dividends on common stock	(371,427)	(684,419)	312,992
Taxes paid related to net settlement of equity awards	(10,594)	(17,207)	6,613
Net cash provided by financing activities	$251,067	$360,850	$(109,783)

Sources of capital
Net cash provided by operating activities, as adjusted
We expect to retain $475 million to $575 million of net cash provided by operating activities, as adjusted, for the year ending
December 31, 2026. Refer to “Net cash provided by operating activities, as adjusted” under “Definitions and reconciliations” in Item 2 for the definition and reconciliation from the most directly comparable financial measure presented in accordance with GAAP. For the year ending December 31, 2026, we expect our recently delivered projects, our development and redevelopment projects expected to be delivered, and contributions from Same Properties to contribute to income from rentals, net operating income, and cash flows. We anticipate contractual near-term growth in annual net operating income (cash basis) of $67 million related to the commencement of contractual rents on the projects recently placed into service that are near the end of their initial free rent period, which has a weighted-
average remaining period of approximately four months. Refer to “Cash flows” in Item 2 for a discussion of cash flows provided by operating activities for the nine months ended September 30, 2026.
Debt
We expect to fund a portion of our capital needs for 2026 and beyond from issuances under our commercial paper program, issuances of unsecured senior notes payable, junior subordinated notes, and/or borrowings under our unsecured senior line of credit, and/or borrowings under secured construction loans.
In September 2026, we amended and restated our $5.0 billion unsecured senior line of credit which, among other changes, extended the maturity date from January 22, 2030 to January 22, 2032, including extension options that we control. The amendment also reduced the applicable borrowing rate to SOFR plus 0.725% from SOFR plus 0.835% and eliminated the existing sustainability-
linked pricing adjustments. The facility fee was revised to 0.15% from 0.14%. In connection with the amendment, we recognized a loss on early extinguishment of debt of approximately $3.3 million for the partial write-off of unamortized loan fees.
As of September 30, 2026, we had no outstanding balance on our unsecured senior line of credit.
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
We use borrowings under the program to fund short-term capital needs. The notes issued under our commercial paper program are sold under customary terms in the commercial paper market. They are typically issued at a discount to par, representing a yield to maturity dictated by market conditions at the time of issuance. In the event we are unable to issue commercial paper notes or refinance outstanding commercial paper notes under terms equal to or more favorable than those under the unsecured senior line of credit, we expect to borrow under the unsecured senior line of credit. The commercial paper notes sold during the nine months ended
September 30, 2026 were issued at a weighted-average yield to maturity of 4.19%. As of September 30, 2026, we had $1.09 billion of commercial paper notes outstanding.
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

In August 2026, we completed a public offering of $1.00 billion aggregate principal amount of 7.250% Series A fixed-to-fixed reset rate junior subordinated notes due 2057. The notes will initially bear interest at 7.250% per year through, but excluding,
February 15, 2032. Thereafter, the interest rate will reset every five years to the five-year U.S. Treasury rate plus 2.889%, subject to a minimum interest rate of 7.250%. We may elect to defer interest payments for up to five consecutive years, subject to the terms of the notes, including certain restrictions on paying dividends and repurchasing equity. The notes may be redeemed at our option in whole or in part at 100% of principal plus accrued and unpaid interest during the period beginning November 17, 2031 and ending on
February 15, 2032, and thereafter on any interest payment date. The notes may also be redeemed in whole, but not in part, at 100% of principal plus accrued and unpaid interest upon certain tax events and at 102% of principal plus accrued and unpaid interest upon certain rating agency events.
The following table presents our average debt outstanding and weighted-average interest rates during the three and nine months ended September 30, 2026 (dollars in thousands):

	Average Debt Outstanding		Weighted-Average Interest Rate
	September 30, 2026		September 30, 2026
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Long-term fixed-rate debt	$11,341,163	$11,239,142	4.15%	4.04%
Short-term variable-rate unsecured senior line of credit and commercial paper program debt	1,915,075	1,945,860	4.21	4.18
Blended average interest rate	13,256,238	13,185,002	4.16	4.06
Loan fee amortization and annual facility fee related to unsecured senior line of credit	N/A	N/A	0.13	0.13
Total/weighted average	$13,256,238	$13,185,002	4.29%	4.19%
Real estate dispositions and sales of partial interests
We expect to continue to focus on the disciplined execution of real estate dispositions and sales of partial interests, which will provide an important source of capital to fund our development and redevelopment projects and potential opportunistic share repurchases, and to reduce debt. For the year ending December 31, 2026, we expect real estate dispositions and sales of partial interests to range from $1.10 billion to $2.70 billion. The amount of asset sales necessary to meet our forecasted sources of capital will vary depending upon the amount of EBITDA associated with the assets sold. Refer to Note 3 – “Investments in real estate” and Note 4
– “Consolidated and unconsolidated real estate joint ventures,” and Note 14 – “Stockholders’ equity” to our unaudited consolidated financial statements in Item 1 and to “Dispositions and sales of partial interests” in Item 2 for additional information.
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
Common equity transactions
During the three and nine months ended September 30, 2026, we did not issue any common stock under our ATM program.
As of September 30, 2026, the remaining aggregate amount available under our ATM program for future sales of common stock was
$1.47 billion.
Other sources
As a well-known seasoned issuer, we may, from time to time, issue securities, including preferred stock, subordinated debt, convertible securities, and other forms of hybrid securities, at our discretion based on our needs and market conditions, including, as necessary, to balance our use of incremental debt capital and our leverage profile.
Additionally, we, together with joint venture partners, hold interests in real estate joint ventures that we consolidate in our financial statements. These existing joint ventures provide significant equity capital to fund a portion of our future construction spending, and our joint venture partners may also contribute equity into these entities for financing-related activities. From October 1, 2026 through December 31, 2027 and beyond, we expect to receive capital contributions aggregating $105.0 million from existing consolidated real estate joint venture partners to fund construction. During the year ending December 31, 2026, contributions from noncontrolling interests from existing joint venture partners are expected to aggregate to approximately $100.0 million at the midpoint of our guidance range for 2026 construction spending.

Uses of capital
Construction spending
One of our primary uses of capital relates to the development, redevelopment, pre-construction, and construction of properties.
We currently have projects in our development and redevelopment pipeline aggregating 1.9 million RSF of Class A/A+ properties undergoing construction. We incur capitalized construction costs related to development, redevelopment, pre-construction, and other construction activities. We also incur additional capitalized project costs, including interest, property taxes, insurance, and other costs directly related and essential to the development, redevelopment, pre-construction, or construction of a project, during periods when activities necessary to prepare an asset for its intended use are in progress. Refer to “New Class A/A+ development and redevelopment properties: under construction” and “Construction spending” in Item 2 for additional information on our capital expenditures.
We capitalize interest cost as a cost of the project only during the period in which activities necessary to prepare an asset for its intended use are ongoing, provided that expenditures for the asset have been made and interest cost has been incurred. Capitalized interest, classified in investments in real estate in our consolidated balance sheets, aggregated $206.6 million for the nine months ended September 30, 2026, a decrease from $248.6 million capitalized during the nine months ended September 30, 2025. This reflects a lower weighted-average capitalized cost basis of $6.58 billion for the nine months ended September 30, 2026, as compared to $8.18 billion for the nine months ended September 30, 2025.
Property taxes, insurance on real estate, and indirect project costs, such as construction, administration, legal fees, and office costs that clearly relate to projects under development or construction, are capitalized as incurred during the period an asset is undergoing activities to prepare it for its intended use. We capitalized payroll and other indirect costs related to development, redevelopment, pre-construction, and construction projects aggregating $55.4 million and $69.6 million, and property taxes, insurance on real estate, and indirect project costs aggregating $98.4 million and $111.7 million during the nine months ended
September 30, 2026 and 2025, respectively.
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
Fluctuations in our development, redevelopment, and construction activities could result in significant changes to total expenses and net income. For example, a 10% reduction in development, redevelopment, and construction activities without a corresponding decrease in indirect project costs, including interest and payroll, would have resulted in an increase in total expenses of approximately $36.0 million for the nine months ended September 30, 2026.
We use third-party brokers to assist in our leasing activity, who are paid on a contingent basis upon successful leasing. We are required to capitalize initial direct costs related to successful leasing transactions that result directly from and are essential to the lease transaction and would not have been incurred had that lease transaction not been successfully executed. During the nine months ended September 30, 2026, we capitalized total initial direct leasing costs of $61.5 million. Costs that we incur to negotiate or arrange a lease regardless of its outcome, such as fixed employee compensation, tax, or legal advice to negotiate lease terms, and other costs, are expensed as incurred.
Dividends
During the nine months ended September 30, 2026 and 2025, we paid common stock dividends of $371.4 million and
$684.4 million, respectively. The decrease of $313.0 million in dividends paid on our common stock for the nine months ended
September 30, 2026, compared to the nine months ended September 30, 2025, was primarily due to a decrease in the related dividends to $2.16 per common share paid for the nine months ended September 30, 2026 from $3.96 per common share paid during the nine months ended September 30, 2025.
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

Unsecured senior notes payable and unsecured senior line of credit
The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior notes payable as of September 30, 2026 were as follows:

Covenant Ratios(1)	Requirement	September 30, 2026
Total Debt to Total Assets	Less than or equal to 60%	33%
Secured Debt to Total Assets	Less than or equal to 40%	—%
Consolidated EBITDA(2) to Interest Expense	Greater than or equal to 1.5x	5.6x
Unencumbered Total Asset Value to Unsecured Debt	Greater than or equal to 150%	295%
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
and (ii) incur certain secured or unsecured indebtedness.
The requirements of, and our actual performance with respect to, the key financial covenants under our unsecured senior line of credit as of September 30, 2026 were as follows:

Covenant Ratios(1)	Requirement	September 30, 2026
Leverage Ratio	Less than or equal to 60.0%	35.5%
Secured Debt Ratio	Less than or equal to 45.0%	—%
Fixed-Charge Coverage Ratio	Greater than or equal to 1.50x	2.91x
Unsecured Interest Coverage Ratio	Greater than or equal to 1.75x	5.84x
(1)All covenant ratio titles utilize terms as defined in the credit agreement.
In managing our liquidity, we also consider the contractual interest payment obligations associated with our outstanding debt.
Interest payments on our fixed-rate debt are determined based on contractual interest rates, including interest payment dates and scheduled maturity dates. As of September 30, 2026, 91.5% of our debt was fixed-rate debt. For additional information regarding our debt, refer to Note 10 – “Secured and unsecured senior debt” to our unaudited consolidated financial statements in Item 1.
Ground lease obligations
Ground lease obligations as of September 30, 2026 included leases for 31 of our properties and accounted for approximately
9% of our total number of properties. Among these 31 properties, 17 properties are subject to ground leases with a weighted-average remaining lease term of 53 years, including extension options that we are reasonably certain to exercise. These leases are with a single lessor in our Palo Alto submarket with whom we have extended two ground leases over the past 10 years.
Our remaining 14 properties subject to ground leases are located across multiple submarkets and have remaining lease terms ranging from approximately 44 to 80 years. The weighted-average remaining lease term of these ground leases is 72 years, including extension options that we are reasonably certain to exercise.
In many cases, we seek to extend our ground leases well ahead of their scheduled contractual expirations. If we are successful in extending ground leases, we could see significant up-front or increased recurring future payments to the ground lessor and/or increased ground lease expense, which may require us to increase our capital funding needs.

Operating lease agreements
As of September 30, 2026, the remaining contractual payments under ground and office lease agreements in which we are the lessee aggregated $739.1 million and $15.3 million, respectively. As of September 30, 2026, our operating lease liability, calculated as the present value of the remaining payments aggregating $754.4 million under our operating lease agreements, including our extension options that we are reasonably certain to exercise, was $354.0 million and was classified in accounts payable, accrued expenses, and other liabilities in our consolidated balance sheet. As of September 30, 2026, the weighted-average remaining lease term of operating leases in which we are the lessee was approximately 60 years, including extension options that we are reasonably certain to exercise, and the weighted-average discount rate was 4.7%. Our corresponding operating lease right-of-use assets, adjusted for initial direct leasing costs and other consideration exchanged with the landlord prior to the commencement of the lease, aggregated $686.2 million.
We classify the right-of-use asset in other assets in our consolidated balance sheets. Refer to “Lease accounting” in Note 2 –
“Summary of significant accounting policies” to our unaudited consolidated financial statements in Item 1 for additional information.
Commitments
As of September 30, 2026, remaining aggregate costs under contract for the construction of properties undergoing development, redevelopment, and improvements under the terms of leases approximated $1.0 billion. We expect payments for these obligations to occur over one to three years, subject to capital planning adjustments from time to time. We may have the ability to cease the construction of certain projects, which would result in the reduction of our commitments. In addition, we have letters of credit and performance obligations aggregating $5.3 million.
We are committed to funding approximately $340.6 million related to our non-real estate investments. These funding commitments are primarily associated with our investments in privately held entities that report NAV and expire at various dates over the next 11 years, with a weighted-average expiration of 7.8 years as of September 30, 2026.
Our former joint venture partner in the Greater Boston market has an option, subject to certain conditions, to obtain a $30.0 million secured loan from us. If exercised, the loan would bear interest at SOFR plus 6.5%, subject to a floor of 9.0%, and a term not to exceed five years. As of September 30, 2026, the option has not been exercised and is set to expire in July 2027.
In connection with the sale of a property in our San Diego market, we entered into a loan agreement with the buyer under which we committed to provide up to $165.7 million of financing through December 30, 2029. As of September 30, 2026, $36.4 million of the commitment remained available to be drawn by the borrower.
In October 2026, in connection with the sale of a partial noncontrolling interest in the joint venture that owns substantially all of
Campus Point by Alexandria Megacampus, the new joint venture partner has a put right exercisable beginning on the seventh anniversary of the transaction. The put right allows the partner to require us to acquire its interest in exchange for shares of our common stock, subject to a contractual share issuance limit, or, at our election, for cash, or a combination of cash and shares. Refer to
Note 4 – “Consolidated and unconsolidated real estate joint ventures” to our unaudited consolidated financial statements in Item 1 for
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

Foreign currency translation gains and losses
The following table presents the change in accumulated other comprehensive loss attributable to Alexandria Real Estate
Equities, Inc.’s stockholders during the nine months ended September 30, 2026 primarily due to the changes in the foreign exchange rates for our real estate investments in Canada (in thousands). We reclassify unrealized foreign currency translation gains and losses into net income upon the sale or complete or substantially complete liquidation of the related investments.

Total
Balance as of December 31, 2025	$(29,395)

Other comprehensive loss before reclassifications	(4,273)
Reclassification adjustment for gain included in net income	(23)
Net other comprehensive loss	(4,296)

Balance as of September 30, 2026	$(33,691)
Inflation
As of September 30, 2026, approximately 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Approximately 97% of our leases (on an annual rental revenue basis) contained effective annual rent escalations approximating 3% that were either fixed or indexed based on a consumer price index or other indices. Accordingly, we do not believe that our cash flows or earnings from real estate operations are subject to significant risks from inflation. A period of inflation, however, could cause an increase in the cost of issuing new unsecured senior notes payable and our variable-rate borrowings, including borrowings under our unsecured senior line of credit and commercial paper program, and secured loans held by our unconsolidated real estate joint ventures.

Issuer and guarantor subsidiary summarized financial information
Alexandria Real Estate Equities, Inc. (the “Issuer”) has sold certain debt securities registered under the Securities Act of 1933, as amended, that are fully and unconditionally guaranteed by Alexandria Real Estate Equities, L.P. (the “LP” or the “Guarantor
Subsidiary”), an indirectly 100% owned subsidiary of the Issuer. The Issuer’s other subsidiaries, including, but not limited to, the subsidiaries that own substantially all of its real estate (collectively, the “Combined Non-Guarantor Subsidiaries”), will not provide a guarantee of such securities, including the subsidiaries that are partially or 100% owned by the LP. The following summarized financial information presents, on a combined basis, balance sheet information as of September 30, 2026 and December 31, 2025, and results of operations and comprehensive income for the nine months ended September 30, 2026 and year ended December 31, 2025 for the
Issuer and the Guarantor Subsidiary. The information presented below excludes eliminations necessary to arrive at the information on a consolidated basis. In presenting the summarized financial statements, the equity method of accounting has been applied to (i) the
Issuer’s interests in the Guarantor Subsidiary, (ii) the Guarantor Subsidiary’s interests in the Combined Non-Guarantor Subsidiaries, and (iii) the Combined Non-Guarantor Subsidiaries’ interests in the Guarantor Subsidiary, where applicable, even though all such subsidiaries meet the requirements to be consolidated under GAAP. All assets and liabilities have been allocated to the Issuer and the
Guarantor Subsidiary generally based on legal entity ownership.
The following tables present combined summarized financial information as of September 30, 2026 and December 31, 2025 and for the nine months ended September 30, 2026 and year ended December 31, 2025 for the Issuer and Guarantor Subsidiary.
Amounts provided do not represent our total consolidated amounts (in thousands):

	September 30, 2026	December 31, 2025
Assets:
Cash, cash equivalents, and restricted cash	$302,383	$127,100
Other assets	213,412	173,303
Total assets	$515,795	$300,403

Liabilities:
Unsecured senior notes payable	$10,820,687	$12,047,394
Unsecured senior line of credit and commercial paper	1,091,166	353,161
Junior subordinated notes payable	985,143	—
Other liabilities	462,507	433,707
Total liabilities	$13,359,503	$12,834,262

	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Total revenues	$15,675	$48,748
Total expenses	(309,550)	(350,655)
Gain on early extinguishment of debt	363,112	—
Net income (loss)	69,237	(301,907)
Net income attributable to unvested restricted stock awards	(2,603)	(8,417)
Net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders	$66,634	$(310,324)

As of September 30, 2026, all of our 328 properties were held indirectly by the REIT’s wholly owned consolidated subsidiary,
Alexandria Real Estate Equities, L.P.
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

The following tables present a reconciliation of net income (loss) attributable to Alexandria Real Estate Equities, Inc.’s common stockholders, the most directly comparable financial measure presented in accordance with GAAP, including our share of amounts from consolidated and unconsolidated real estate joint ventures, to funds from operations attributable to Alexandria Real Estate Equities,
Inc.’s common stockholders – diluted, and funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted, and the related per share amounts for the three and nine months ended September 30, 2026 and
2025 (in thousands, except per share amounts). Per share amounts may not add due to rounding.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026		2025	2026	2025
Net loss attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – basic and diluted	$(638,452)		$(234,937)	$(351,419)	$(356,147)
Depreciation and amortization of real estate assets	302,240		338,182	907,774	1,021,292
Noncontrolling share of depreciation and amortization from consolidated real estate JVs	(32,458)		(45,327)	(93,449)	(114,785)
Our share of depreciation and amortization from unconsolidated real estate JVs	858		852	2,577	2,848
Gain on sales of real estate	—		(9,824)	—	(22,989)
Impairment of real estate – rental properties and land	637,904	(1)	323,870	865,873	454,960
Allocation to unvested restricted stock awards	(1,042)		(1,648)	(7,141)	(3,590)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted(2)	269,050		371,168	1,324,215	981,589
Unrealized (gains) losses on non-real estate investments	(21,563)		(18,515)	(143,164)	71,568
Impairment of non-real estate investments	13,580	(3)	25,139	35,026	75,535
Impairment of real estate	—		—	—	39,343
Loss (gain) on early extinguishment of debt	3,323		107	(363,112)	107
Increase in provision for expected credit losses on financial instruments	—		—	—	285
Allocation to unvested restricted stock awards	33		(74)	3,496	(2,156)
Funds from operations attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$264,423		$377,825	$856,461	$1,166,271
(1)Refer to “Sales of real estate assets and impairment of real estate” in Note 3 – “Investments in real estate” to our unaudited consolidated financial statements in Item 1 for additional information.
(2)Calculated in accordance with standards established by the Nareit Board of Governors.
(3)Primarily relates to one non-real estate investment in a privately held entity that does not report NAV.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Per share)	2026	2025	2026	2025
Net loss per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	$(3.74)	$(1.38)	$(2.06)	$(2.09)
Depreciation and amortization of real estate assets	1.58	1.73	4.77	5.34
Gain on sales of real estate	—	(0.06)	—	(0.14)
Impairment of real estate – rental properties and land	3.74	1.90	5.07	2.67
Allocation to unvested restricted stock awards	(0.01)	(0.01)	(0.04)	(0.02)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted	1.57	2.18	7.74	5.76
Unrealized (gains) losses on non-real estate investments	(0.13)	(0.11)	(0.84)	0.42
Impairment of non-real estate investments	0.08	0.15	0.20	0.45
Impairment of real estate	—	—	—	0.23
Loss (gain) on early extinguishment of debt	0.02	—	(2.12)	—
Allocation to unvested restricted stock awards	—	—	0.02	(0.01)
Funds from operations per share attributable to Alexandria Real Estate Equities, Inc.’s common stockholders – diluted, as adjusted	$1.54	$2.22	$5.00	$6.85

Weighted-average shares of common stock outstanding – diluted(1)
Earnings per share – diluted	170,751	170,181	170,689	170,278
Funds from operations – diluted, per share	171,418	170,305	171,169	170,351
Funds from operations – diluted, as adjusted, per share	171,418	170,305	171,169	170,351

(1)Refer to “Weighted-average shares of common stock outstanding – diluted” in this section for additional information.
The following table reconciles net income (loss) to funds from operations for the share of consolidated real estate joint ventures attributable to noncontrolling interests and our share of unconsolidated real estate joint ventures for the three and nine months ended September 30, 2026 (in thousands):

	Noncontrolling Interest Share of Consolidated Real Estate Joint Ventures		Our Share of Unconsolidated Real Estate Joint Ventures
	September 30, 2026		September 30, 2026
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Net income	$38,754	$109,292	$75	$341
Depreciation and amortization of real estate assets	32,458	93,449	858	2,577
Funds from operations	$71,212	$202,741	$933	$2,918

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

The following table reconciles net income (loss), the most directly comparable financial measure calculated and presented in accordance with GAAP, to Adjusted EBITDA and calculates the Adjusted EBITDA margin for the three and nine months ended
September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(598,932)	$(197,845)	$(239,524)	$(221,372)
Interest expense	79,687	54,852	208,613	161,024
Income taxes	2,609	3,737	7,679	5,902
Depreciation and amortization	304,419	340,230	914,244	1,028,415
Stock compensation expense	11,953	10,293	33,131	32,887
Loss (gain) on early extinguishment of debt	3,323	107	(363,112)	107
Gain on sales of real estate	—	(9,366)	—	(22,531)
Unrealized (gains) losses on non-real estate investments	(21,563)	(18,515)	(143,164)	71,568
Impairment of non-real estate investments	13,580	25,139	35,026	75,535
Impairment of real estate	637,904	323,870	865,873	485,630
Increase in provision for expected credit losses on financial instruments	—	—	—	285
Adjusted EBITDA	$432,980	$532,502	$1,318,766	$1,617,450

Total revenues	$671,182	$751,944	$2,004,988	$2,272,142

Adjusted EBITDA margin	65%	71%	66%	71%
Advanced technology
Advanced technology space serves tech office and non-life-science users whose operations require building characteristics, infrastructure, or systems beyond those typically found in traditional office space. Similar to laboratory space, advanced technology space may require enhanced floor-loading capacity; increased electrical capacity, redundancy, and resilience; greater floor-to-floor heights or clear heights; enhanced freight and loading access; enhanced security features; and specialized HVAC, exhaust, or other critical building systems.
Annual rental revenue

Annual rental revenue represents the annualized fixed base rental obligations, calculated in accordance with GAAP. It includes the amortization of deferred revenue related to tenant-funded and tenant-built landlord improvements for leases in effect as of the end of the period, related to our operating RSF. Annual rental revenue is presented using 100% of the annual rental revenue from our consolidated properties and our share of annual rental revenue for our unconsolidated real estate joint ventures. Annual rental revenue per RSF is computed by dividing annual rental revenue by the sum of 100% of the RSF of our consolidated properties and our share of the RSF of properties held in unconsolidated real estate joint ventures. As of September 30, 2026, approximately 91% of our leases (on an annual rental revenue basis) were triple net leases, which require tenants to pay substantially all real estate taxes, insurance, utilities, repairs and maintenance, common area expenses, and other operating expenses (including increases thereto) in addition to base rent. Annual rental revenue excludes these operating expenses recovered from our tenants. Amounts recovered from our tenants related to these operating expenses, along with base rent, are classified in income from rentals in our consolidated statements of operations.
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
Cash interest
Cash interest is equal to interest expense calculated in accordance with GAAP plus capitalized interest, less amortization of loan fees, debt premiums (discounts) and interest expense associated with the equity treatment of junior subordinated notes payable.
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
Credit rating
Represents the credit ratings assigned by S&P Global Ratings or Moody’s Ratings as of September 30, 2026. A credit rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time.
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
Fixed-charge coverage ratio
Fixed-charge coverage ratio is a non-GAAP financial measure representing the ratio of Adjusted EBITDA to cash interest and fixed charges. We believe that this ratio is useful to investors as a supplemental measure of our ability to satisfy fixed financing obligations and preferred stock dividends. Fixed charges equal interest expense calculated in accordance with GAAP plus capitalized interest, plus preferred stock dividends, less amortization of loan fees and debt premiums (discounts), and less any portion of interest expense or preferred stock dividends incurred from any corresponding portion of any hybrid instrument that is treated as equity, generally consistent with the treatment by key rating agencies, as excluding such amounts provides investors with useful supplemental information regarding the effect of that equity-credit treatment on our credit profile and fixed-charge coverage.
The following table reconciles interest expense, the most directly comparable financial measure calculated and presented in accordance with GAAP, to cash interest and computes fixed-charge coverage ratio for the three and nine months ended September 30,
2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Adjusted EBITDA	$432,980	$532,502	$1,318,766	$1,617,450

Interest expense	$79,687	$54,852	$208,613	$161,024
Capitalized interest	62,922	86,091	206,612	248,579
Amortization of loan fees	(4,422)	(4,505)	(13,267)	(13,811)
Amortization of debt discounts	(353)	(325)	(1,025)	(1,009)
Interest expense associated with the equity treatment of junior subordinated notes payable(1)	(4,028)	—	(4,028)	—
Cash interest and fixed charges	$133,806	$136,113	$396,905	$394,783

Fixed-charge coverage ratio:
– period annualized	3.2x	3.9x	3.3x	4.1x
– trailing 12 months	3.4x	4.1x	3.4x	4.1x
(1)Represents 50% of the interest expense associated with our junior subordinated notes payable, corresponding to the portion of the related amount that key rating agencies treat as equivalent to a common dividend for credit-analysis purposes.
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

Gross assets
Gross assets are calculated as total assets plus accumulated depreciation as of September 30, 2026 and December 31, 2025
(in thousands):

	September 30, 2026	December 31, 2025
Total assets	$34,051,722	$34,081,835
Accumulated depreciation	6,879,381	6,127,525
Gross assets	$40,931,103	$40,209,360

Incremental annual net operating income on development and redevelopment projects
Incremental annual net operating income represents the annualized net operating income expected to be realized upon a project being placed into service and achieving stabilized occupancy. For projects placed into service during the period, the incremental annual net operating income disclosed excludes future incremental annual net operating income from space that was vacant or unleased at delivery. Incremental annual net operating income is calculated as the initial stabilized yield multiplied by the project’s total cost at completion.
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
Investment-grade or publicly traded large cap tenants
Investment-grade or publicly traded large cap tenants represent tenants that are investment-grade rated or publicly traded companies with an average daily market capitalization greater than $10 billion for the twelve months ended September 30, 2026, as reported by Bloomberg Professional Services. Credit ratings from Moody’s Ratings and S&P Global Ratings reflect credit ratings of the tenant’s parent entity, and there can be no assurance that a tenant’s parent entity will satisfy the tenant’s lease obligation upon such tenant’s default. We monitor the credit quality and related material changes of our tenants. Material changes that cause a tenant’s market capitalization to decrease below $10 billion, which are not immediately reflected in the twelve-month average, may result in their exclusion from this measure.
Investments in real estate
The following table presents our new Class A/A+ development and redevelopment pipeline, excluding properties held for sale, as a percentage of gross assets and as a percentage of annual rental revenue as of September 30, 2026 (dollars in thousands):

	Book Value	Percentage of Gross Assets
Projects under active construction	$1,043,255	3%
Future development projects(1) and land parcels primarily located in Megacampuses	3,584,278	9
Total Class A/A+ development and redevelopment pipeline, excluding properties held for sale	4,627,533	12
Properties held for sale – land and development parcels	480,134	1
Total Class A/A+ development and redevelopment pipeline	$5,107,667	13%

(1)Includes projects with existing buildings that are generating or can generate operating cash flows. Also includes development rights associated with existing operating campuses.

The square footage presented in the table below is classified as operating as of September 30, 2026, and excludes properties classified as held for sale. These lease expirations or vacant space at recently acquired properties represent future opportunities for which we intend, subject to market conditions and leasing, to commence first-time conversion from non-laboratory space to laboratory space, or to commence future ground-up development:

	Dev/Redev	RSF of Lease Expirations Targeted for Development and Redevelopment
Property/Submarket		2026	2027	Thereafter(1)	Total
Future projects:
446, 458, and 500 Arsenal Street/Cambridge/Inner Suburbs	Dev	—	—	116,623	116,623
Campus Point by Alexandria/University Town Center	Dev	—	—	96,805	96,805
Sequence District by Alexandria/Sorrento Mesa	Dev/Redev	—	—	457,013	457,013
1150 El Camino Real/South San Francisco	Dev	—	—	152,000	152,000
960 Industrial Road/San Carlos	Dev	—	—	112,590	112,590
Total		—	—	935,031	935,031

(1)Includes vacant square footage as of September 30, 2026.
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

Megacampus™
A Megacampus ecosystem is a cluster campus that consists of approximately 1 million RSF or greater, including operating, active development/redevelopment, and land RSF less operating RSF expected to be demolished. The following table reconciles our annual rental revenue and development and redevelopment pipeline RSF, excluding properties classified as held for sale, as of
September 30, 2026 (dollars in thousands):

	Annual Rental Revenue	Development and Redevelopment Pipeline RSF
Megacampus	$1,485,494	15,575,865
Core and non-core	378,257	3,973,991
Total	$1,863,751	19,549,856

Megacampus as a percentage of annual rental revenue and of total development and redevelopment pipeline RSF	80%	80%
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
The following table reconciles net cash flows from operating activities, the most directly comparable financial measure presented in accordance with GAAP, to net cash provided by operating activities, as adjusted:

	Nine Months Ended September 30,
(in thousands)	2026	2025
Net cash provided by operating activities	$875,410	1,101,668
Changes in operating assets and liabilities	154,064	188,563
Common stock dividends paid	(371,427)	(684,419)
Distributions to noncontrolling interests	(171,248)	(186,725)
Net cash provided by operating activities, as adjusted	$486,799	$419,087
Net debt and preferred stock to Adjusted EBITDA
Net debt and preferred stock to Adjusted EBITDA is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure for evaluating our balance sheet leverage. Net debt and preferred stock is calculated at the end of the applicable period and equals total consolidated debt (including secured debt, unsecured senior debt, and junior subordinated debt) plus preferred stock, less cash, cash equivalents, restricted cash, and the portion of any hybrid instrument included in debt or preferred stock that is treated as equity, generally consistent with the treatment by key rating agencies, as excluding such amounts provides investors with useful supplemental information regarding the effect of that equity-credit treatment on our leverage. Refer to “Adjusted EBITDA and
Adjusted EBITDA margin” in this section for further information on the calculation of Adjusted EBITDA.
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

The following table reconciles debt to net debt and preferred stock and computes the ratio to Adjusted EBITDA as of
September 30, 2026 and December 31, 2025 (dollars in thousands):

	September 30, 2026	December 31, 2025
Unsecured senior notes payable	$10,820,687	$12,047,394
Junior subordinated notes payable	985,143	—
Unsecured senior line of credit and commercial paper	1,091,166	353,161
Unamortized deferred financing costs	79,954	74,314
Cash and cash equivalents	(508,855)	(549,062)
Restricted cash	(4,908)	(4,693)
Equity treatment of junior subordinated notes payable(1)	(500,000)	—
Preferred stock	—	—
Net debt and preferred stock	$11,963,187	$11,921,114

Adjusted EBITDA:
– quarter annualized	$1,731,920	$2,097,444
– trailing 12 months	$1,843,127	$2,141,811

Net debt and preferred stock to Adjusted EBITDA:
– quarter annualized	6.9x	5.7x
– trailing 12 months	6.5x	5.6x
(1)Represents the 50% equity treatment assigned by key rating agencies to the $1.0 billion principal amount of our junior subordinated notes payable.

Net operating income, net operating income (cash basis), and operating margin
The following table reconciles net income (loss) to net operating income and net operating income (cash basis) and computes operating margin for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(598,932)	$(197,845)	$(239,524)	$(221,372)

Equity in (earnings) losses of unconsolidated real estate joint ventures	(75)	(201)	(341)	9,327
General and administrative expenses	40,915	29,224	112,461	89,027
Interest expense	79,687	54,852	208,613	161,024
Depreciation and amortization	304,419	340,230	914,244	1,028,415
Impairment of real estate	637,904	323,870	865,873	485,630
Loss (gain) on early extinguishment of debt	3,323	107	(363,112)	107
Gain on sales of real estate	—	(9,366)	—	(22,531)
Investment (income) losses	(23,990)	(28,161)	(152,635)	52,453
Net operating income	443,251	512,710	1,345,579	1,582,080
Straight-line rent revenue	(2,466)	(18,821)	(21,229)	(59,380)
Amortization of deferred revenue related to tenant-funded and -built landlord improvements	(11,992)	(5,455)	(24,881)	(9,507)
Amortization of acquired below-market leases	(8,233)	(6,456)	(22,229)	(31,874)
Provision for expected credit losses on financial instruments	—	—	—	285
Net operating income (cash basis)	$420,560	$481,978	$1,277,240	$1,481,604

Net operating income (cash basis) – annualized	$1,682,240	$1,927,912	$1,702,987	$1,975,472

Net operating income (from above)	$443,251	$512,710	$1,345,579	$1,582,080
Total revenues	$671,182	$751,944	$2,004,988	$2,272,142
Operating margin	66%	68%	67%	70%
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
Impairments of real estate have been excluded in deriving net operating income because we do not consider impairments of real estate to be property-level operating expenses. Impairments of real estate relate to changes in the values of our assets and do not reflect the current operating performance with respect to related revenues or expenses. Our impairments of real estate represent the write-down in the value of the assets to the estimated fair value less cost to sell for assets held for sale or to their estimated fair value for assets held and used. These impairments result from investing decisions or a deterioration in market conditions or changes in the intended use of a property. We also exclude realized and unrealized investment gain or loss, which results from investment decisions that occur at the corporate level related to non-real estate investments in publicly traded companies and certain privately held entities. Therefore, we do not consider these activities to be an indication of operating performance of our real estate assets at the property level. Our calculation of net operating income also excludes charges incurred from changes in certain financing decisions, such as losses on early extinguishment of debt and changes in provision for expected credit losses on financial instruments, as these charges often relate to corporate strategy. Property operating expenses included in determining net operating income primarily consist of costs that are related to our operating properties, such as utilities, repairs, and maintenance; rental expense related to ground leases; contracted services, such as janitorial, engineering, and landscaping; property taxes and insurance; and property-level salaries. General and administrative expenses consist primarily of accounting and corporate compensation, corporate insurance, professional fees, rent, and supplies that are incurred as part of corporate office management. We calculate operating margin as net operating income divided by total revenues.
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
The following table reconciles income from rentals to tenant recoveries for the three and nine months ended September 30,
2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income from rentals	$653,618	$735,849	$1,949,841	$2,216,303
Rental revenues	(481,348)	(541,070)	(1,442,723)	(1,646,559)
Tenant recoveries	$172,270	$194,779	$507,118	$569,744

Total debt and preferred stock, as adjusted
Total debt and preferred stock, as adjusted, is calculated at the end of the applicable period and equals total consolidated debt
(including secured debt, unsecured senior, and junior subordinated debt) plus preferred stock, less the portion of any hybrid instrument included in debt or preferred stock that is treated as equity, generally consistent with the treatment by key rating agencies, as excluding such amounts provides investors with useful supplemental information regarding the effect of that equity-credit treatment on our leverage.
The following table reconciles total debt and preferred stock, as adjusted (in thousands):

	September 30, 2026	December 31, 2025
Unsecured senior notes payable	$10,820,687	$12,047,394
Junior subordinated notes payable	985,143	—
Unsecured senior line of credit and commercial paper	1,091,166	353,161
Equity treatment of junior subordinated notes payable(1)	(500,000)	—
Total debt and preferred stock, as adjusted	$12,396,996	$12,400,555
(1)Represents the 50% equity treatment assigned by key rating agencies to the $1.0 billion principal amount of our junior subordinated notes payable.
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
The following table summarizes unencumbered net operating income as a percentage of total net operating income for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Unencumbered net operating income	$443,251	$512,710	$1,345,579	$1,579,167
Encumbered net operating income	—	—	—	2,913
Total net operating income	$443,251	$512,710	$1,345,579	$1,582,080
Unencumbered net operating income as a percentage of total net operating income	100.0%	100.0%	100.0%	99.8%

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
The weighted-average shares of common stock outstanding used in calculating EPS – diluted, funds from operations per share – diluted, and funds from operations per share – diluted, as adjusted, for the three and nine months ended September 30, 2026 and 2025 are calculated as follows. Also shown are the weighted-average unvested RSAs with nonforfeitable dividends used in calculating the amounts allocable to these awards pursuant to the two-class method for each of the respective periods presented below
(in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic shares for earnings per share	170,751	170,181	170,689	170,278
Unvested RSAs with forfeitable dividends	—	—	—	—
Diluted shares for earnings per share	170,751	170,181	170,689	170,278

Basic shares for funds from operations per share and funds from operations per share, as adjusted	170,751	170,181	170,689	170,278
Unvested RSAs with forfeitable dividends	667	124	480	73
Diluted shares for funds from operations per share and funds from operations per share, as adjusted	171,418	170,305	171,169	170,351

Weighted-average unvested RSAs with nonforfeitable dividends used in the allocations of net income, funds from operations, and funds from operations, as adjusted	1,224	1,917	1,280	1,989

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
Our future earnings and fair values relating to our outstanding debt are primarily dependent upon prevailing market interest rates. The following tables illustrate the effect of a 1% change in interest rates, assuming a zero percent interest rate floor, on our fixed-
and variable-rate debt as of September 30, 2026 (in thousands):

	As of
	September 30, 2026	December 31, 2025
Annualized effect on future earnings due to variable-rate debt:
Rate increase of 1%	$(4,986)	$(1,259)
Rate decrease of 1%	$4,986	$1,259

Effect on fair value of total consolidated debt:
Rate increase of 1%	$(697,783)	$(746,058)
Rate decrease of 1%	$794,148	$852,698
These amounts are determined by considering the effect of the hypothetical interest rates on our borrowings as of
September 30, 2026 and December 31, 2025. These analyses do not consider the effects of the reduced level of overall economic activity that could exist in such an environment. Furthermore, in the event of a change of such magnitude, we would consider taking actions to further mitigate our exposure to the change. Because of the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assume no changes in our capital structure.
Equity price risk
We have exposure to equity price market risk because we hold equity investments in publicly traded companies and privately held entities. All of our investments in actively traded public companies are reflected in our consolidated balance sheets at fair value.
Our investments in privately held entities that report NAV per share are measured at fair value using NAV as a practical expedient to fair value. Our equity investments in privately held entities that do not report NAV per share are measured at cost less impairments, adjusted for observable price changes during the period. Changes in fair value of public investments, changes in NAV per share reported by privately held entities, and observable price changes of privately held entities that do not report NAV per share are classified as investment income (losses) in our consolidated statements of operations. There is no assurance that future declines in value will not have a material adverse effect on our future results of operations. The following table illustrates the effect that a 10%
change in the value of our equity investments would have on earnings as of September 30, 2026 and December 31, 2025 (in thousands):

	As of
	September 30, 2026	December 31, 2025
Equity price risk:
Fair value increase of 10%	$134,128	$114,387
Fair value decrease of 10%	$(134,128)	$(114,387)

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
earnings and on the fair value of our net investment in Canadian subsidiaries, based on our current operating assets outside the U.S.
as of September 30, 2026 and December 31, 2025 (in thousands):

	As of
	September 30, 2026	December 31, 2025
Effect on potential future earnings due to foreign currency exchange rate:
Rate increase of 10%	$292	$182
Rate decrease of 10%	$(292)	$(182)

Effect on the fair value of net investment in foreign subsidiaries due to foreign currency exchange rate:
Rate increase of 10%	$35,005	$35,306
Rate decrease of 10%	$(35,005)	$(35,306)

Change in the fair value of cross-currency swap agreements designated as a net investment hedge(1):
Rate increase of 10% (USD weakening)	$(18,232)	$(24,600)
Rate decrease of 10% (USD strengthening)	$18,232	$24,600
(1)Refer to Note 11 – “Hedge agreements” to our unaudited consolidated financial statements for additional information.
Our exposure to market risk elements for the nine months ended September 30, 2026 was consistent with the risk elements presented above, including the effects of changes in interest rates, equity prices, and foreign currency exchange rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures
As of September 30, 2026, we had performed an evaluation, under the supervision of our principal executive officers and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. These controls and procedures have been designed to ensure that information required for disclosure is recorded, processed, summarized, and reported within the requisite time periods. Based on our evaluation, the principal executive officers and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in internal control over financial reporting
There has not been any change in our internal control over financial reporting during the three months ended September 30,
2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Stockholder Matters
On November 25, 2025, a securities class action was filed against the Company and certain of its officers and directors in the
United States District Court for the Central District of California. The amended complaint alleged violations of the federal securities laws based on alleged material misrepresentations and omissions related to the Company’s business performance and real estate impairment charges. The amended complaint sought damages and other relief on behalf of investors who acquired the Company’s securities between January 30, 2024 and December 5, 2025. On September 10, 2026, the Court granted defendants’ motion to dismiss the amended complaint with leave to amend. On October 15, 2026, the plaintiffs filed a second amended complaint.
On February 3, 2026, March 25, 2026, and June 25, 2026, stockholder derivative actions were filed against certain officers and directors of the Company, with the Company named as a nominal defendant, in the United States District Court for the District of
Maryland and the United States District Court for the Central District of California. The derivative complaints assert claims under the federal securities laws and state law based on allegations similar to those in the securities class action and seek damages and other relief on behalf of the Company. The first two derivative actions were stayed on April 8, 2026 and June 23, 2026, respectively, pending the dismissal of the securities class action with prejudice or the denial of any motion to dismiss in the securities class action.
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
ITEM 5. OTHER INFORMATION
Disclosure of 10b5-1 plans
During the three months ended September 30, 2026, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of
Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Title	Incorporated by Reference to:	Date Filed
3.1	Articles of Amendment and Restatement of the Company, dated May 21, 1997	Form 10-Q	August 14, 1997
3.2	Certificate of Correction of the Company, dated June 20, 1997	Form 10-Q	August 14, 1997
3.3	Articles of Amendment of the Company, effective as of May 10, 2017	Form 8-K	May 12, 2017
3.4	Articles of Amendment of the Company, effective as of May 18, 2022	Form 8-K	May 19, 2022
3.5	Articles Supplementary, dated June 9, 1999, relating to the 9.50% Series A Cumulative Redeemable Preferred Stock	Form 10-Q	August 13, 1999
3.6	Articles Supplementary, dated February 10, 2000, relating to the election to be subject to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	February 10, 2000
3.7	Articles Supplementary, dated February 10, 2000, relating to the Series A Junior Participating Preferred Stock	Form 8-K	February 10, 2000
3.8	Articles Supplementary, dated January 18, 2002, relating to the 9.10% Series B Cumulative Redeemable Preferred Stock	Form 8-A	January 18, 2002
3.9	Articles Supplementary, dated June 22, 2004, relating to the 8.375% Series C Cumulative Redeemable Preferred Stock	Form 8-A	June 28, 2004
3.10	Articles Supplementary, dated March 25, 2008, relating to the 7.00% Series D Cumulative Convertible Preferred Stock	Form 8-K	March 25, 2008
3.11	Articles Supplementary, dated March 12, 2012, relating to the 6.45% Series E Cumulative Redeemable Preferred Stock	Form 8-K	March 14, 2012
3.12	Articles Supplementary, effective as of May 10, 2017, relating to Reclassified Preferred Stock	Form 8-K	May 12, 2017
3.13	Articles Supplementary, effective as of March 31, 2026, relating to Subtitle 8 of Title 3 of the Maryland General Corporation Law	Form 8-K	March 31, 2026
3.14	Amended and Restated Bylaws of the Company (Amended December 6, 2024)	Form 8-K	December 9, 2024
4.1
Indenture, dated as of February 13, 2025, among Alexandria Real Estate
Equities, Inc., as Issuer, Alexandria Real Estate Equities, L.P., as Guarantor, and
U.S. Bank Trust Company, National Association, as Trustee
		Form 8-K	February 13, 2025
4.2
Supplemental Indenture No. 3, dated as of August 21, 2026, by and among
Alexandria Real Estate Equities, Inc., as Issuer, Alexandria Real Estate Equities,
L.P., as Guarantor, and U.S. Bank Trust Company, National Association, as
Trustee
		Form 8-K	August 21, 2026
4.3	Form of 7.250% Series A Fixed-to-Fixed Reset Rate Junior Subordinated Notes due 2057 (included in Exhibit 4.2 above)	Form 8-K	August 21, 2026
10.1
Fourth Amended and Restated Credit Agreement, dated as of September 24,
2026, among the Company, as Borrower, Alexandria Real Estate Equities, L.P.,
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
101.1
The following materials from the Company’s quarterly report on Form 10-Q for the quarterly period ended September 30, 2026, formatted in iXBRL (Inline
eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as
of September 30, 2026 and December 31, 2025 (unaudited), (ii) Consolidated
Statements of Operations for the three and nine months ended September 30,
2026 and 2025 (unaudited), (iii) Consolidated Statements of Comprehensive
Income for the three and nine months ended September 30, 2026 and 2025
(unaudited), (iv) Consolidated Statements of Changes in Stockholders’ Equity
and Noncontrolling Interests for the three and nine months ended September 30,
2026 and 2025 (unaudited), (v) Consolidated Statements of Cash Flows for the
nine months ended September 30, 2026 and 2025 (unaudited), and (vi) Notes to
Consolidated Financial Statements (unaudited)
		N/A	Filed herewith
104	Cover Page Interactive Data File – the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 is formatted in Inline XBRL and contained in Exhibit 101.1	N/A	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on October 26, 2026.

ALEXANDRIA REAL ESTATE EQUITIES, INC.

/s/ Joel S. Marcus
Joel S. Marcus Executive Chairman (Principal Executive Officer)

/s/ Peter M. Moglia
Peter M. Moglia Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)

/s/ Marc E. Binda
Marc E. Binda Chief Financial Officer and Treasurer (Principal Financial Officer)